Form 10-Q
period 2017-09-30
Metropolitan Bank Holding Corp.
filed 2017-12-19
CIK 1476034

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to

Commission File No. 001-38282

Metropolitan Bank Holding Corp.

(Exact Name of Registrant as Specified in Its Charter)

New York	13-4042724
(State or Other Jurisdiction of	(I.R.S. Employer Incorporation or
Incorporation or Organization)	Identification No.)
99 Park Avenue, New York, New York	10016
(Address of Principal Executive Offices)	(Zip Code)

(212) 365-6700

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES ☐ NO☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒ NO☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of December 19, 2017, there were 8,199,720 outstanding shares of the issuer’s common stock.

METROPOLITAN BANK HOLDING CORP.

Form 10-Q

PART I. FINANCIAL INFORMATION

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(In thousands, except share data)

	September 30, 2017	December 31, 2016

Assets

Cash and due from banks	$267,099	$82,931
Investment securities available for sale, at estimated fair value	33,922	37,329
Investment securities held to maturity (estimated fair value of $5,630 at September 30, 2017 and $6,419 at December 31, 2016)	5,681	6,500
Other investments	13,740	12,588
Loans	1,381,649	1,055,706
Deferred loan fees and unamortized costs, net	(820)	(1,160)
Allowance for loan and lease losses	(15,075)	(11,815)
Net loans	1,365,754	1,042,731
Accounts receivable, net	3,825	5,420
Receivable from prepaid card programs, net	6,977	7,566
Accrued interest receivable	3,903	2,735
Premises and equipment, net	6,010	5,035
Prepaid expenses and other assets	7,013	7,733
Goodwill	9,733	9,733
Total assets	$1,723,657	$1,220,301

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$826,345	$403,402
Interest-bearing deposits	662,298	590,378
Total deposits	1,488,643	993,780
Borrowed Funds	43,750	78,418
Trust preferred securities	20,620	20,620
Subordinated debts, net of issuance cost	24,468	-
Accounts payable, accrued expenses and other liabilities	20,411	10,901
Accrued interest payable	547	227
Debit cardholder balances	6,259	6,864
Total liabilities	$1,604,698	$1,110,810

Stockholders’ equity:
Class B preferred stock, $0.01 par value, authorized 2,000,000 shares, issued and outstanding 272,636 at September 30, 2017 and 272,636 at December 31, 2016, respectively.	3	3
Common stock, $0.01 par value, authorized 10,000,000 shares, issued and outstanding 4,633,012 at September 30, 2017 and 4,604,563 at December 31, 2016	45	45
Additional paid in capital	96,422	96,116
Retained earnings	22,536	13,492
Accumulated other comprehensive loss, net of tax effect	(47)	(165)
Total stockholders’ equity	118,959	109,491
Total liabilities and stockholders’ equity	$1,723,657	$1,220,301

See accompanying notes to Consolidated Financial Statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

For the three and nine months ended September 30, 2017 and 2016

(Dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME
Loans, including fees	$15,537	$10,922	$40,771	$30,874
Securities:
Taxable	201	224	620	708
Tax-exempt	7	8	22	23
Money market funds and commercial paper	82	11	215	54
Other interest and dividends	574	159	1,261	565
Total interest and dividend income	16,401	11,324	42,889	32,224
INTEREST EXPENSE
Deposits	1,588	1,274	4,316	3,620
Borrowed funds	244	110	674	585
Trust Preferred Securities	165	122	469	380
Subordinated debt expense	440	-	918	-
Total interest expense	2,437	1,506	6,377	4,585

Net interest income	13,964	9,818	36,512	27,639
Provision for loan and lease losses	1,200	190	3,560	2,000
Net interest income after provision for loan and lease losses	12,764	9,628	32,952	25,639

NON-INTEREST INCOME
Service charges on deposit accounts	836	223	1,633	627
Other service charges and fees	523	201	939	982
Loan prepayment penalties	27	119	40	388
Debit card income	847	777	2,440	2,098
Net gains on sales of securities	-	-	-	40
Total non-interest income	2,233	1,320	5,052	4,135

NON-INTEREST EXPENSE
Compensation and benefits	4,847	5,640	13,688	13,437
Bank premises and equipment	1,075	987	3,185	2,903
Directors fees	316	183	665	499
Insurance expense	60	88	204	251
Professional fees	976	407	1,865	1,184
FDIC assessment	349	182	624	507
Core processing fees	423	198	953	700
Other expenses	544	741	1,782	1,851
Total non-interest expense	8,590	8,426	22,966	21,332

Income before income taxes	6,407	2,522	15,038	8,442
Income tax expense	2,562	1,072	5,994	3,478
Net income	$3,845	$1,450	$9,044	$4,964

PER COMMON SHARE DATA
Earnings (Loss) per share – basic	$0.83	$(0.52)	$1.95	$0.45
Earnings (Loss) per share – diluted	0.82	(0.52)	1.94	0.45

See accompanying notes to Consolidated Financial Statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

For the three and nine months ended September 30, 2017 and 2016

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$3,845	$1,450	$9,044	$4,964
Other comprehensive income, net of tax:
Net unrealized gains (losses) on securities	42	(87)	204	585
Tax effect	(16)	31	(86)	(207)
Net of tax	26	(56)	118	378
Reclassification adjustment for net gains on sales of securities included in net income	-	-	-	(40)
Tax effect	-	-	-	17
Net of tax	-	-	-	(23)
Total other comprehensive income (loss), net of tax	26	(56)	118	355
Comprehensive income, net of tax	$3,871	$1,394	$9,162	$5,319

See accompanying notes to Consolidated Financial Statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(unaudited)

For the nine months ended September 30, 2017 and 2016

(Dollars in thousands)

	Preferred Stock, Class A		Preferred Stock, Class B		Common Stock		Additional Paid-in	Retained	AOCI (Loss),
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Net	Total
Balance at January 1, 2016	391,044	$4	60,000	$1	3,095,784	$30	$63,796	$12,105	$16	$75,952
Conversion of preferred stock to common stock	-	-	(60,000)	(1)	60,000	1	-	-	-	-
Purchase and retirement of preferred stock	(123,924)	(1)	-	-	-	-	(1,238)	(161)	-	(1,400)
Preferred stock redemption	(267,120)	(3)	-	-	-	-	(2,624)	(45)	-	(2,672)
Issuance of preferred stock, net	-	-	272,636	3	-	-	5,519	-	-	5,522
Issuance of common stock, net	-	-	-	-	1,448,418	14	28,403	-	-	28,417
Class A preferred dividend payment	-	-	-	-	-	-	-	(3,420)	-	(3,420)
Employee stock-based compensation	-	-	-	-	-	-	2,250	-	-	2,250
Net income	-	-	-	-	-	-	-	4,964	-	4,964
Other comprehensive income	-	-	-	-	-	-	-	-	355	355
Balance at September 30, 2016	-	$-	272,636	$3	4,604,202	$45	$96,106	$13,443	$371	$109,968

Balance at January 1, 2017	-	$-	272,636	$3	4,604,563	$45	$96,116	$13,492	$(165)	109,491
Restricted stock, net of forfeiture	-	-	-	-	28,449	-	(7)	-	-	(7)
Employee stock-based compensation	-	-	-	-	-	-	313	-	-	313
Net income	-	-	-	-	-	-	-	9,044	-	9,044
Other comprehensive income	-	-	-	-	-	-	-	-	118	118
Balance at September 30, 2017	-	$-	272,636	$3	4,633,012	$45	$96,422	$22,536	$(47)	$118,959

See accompanying notes to Consolidated Financial Statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)

For the nine months ended September 30, 2017 and 2016

(Dollars in thousands)

	2017	2016
Cash flows from operating activities:
Net income	$9,044	$4,964
Adjustments to reconcile net income to net cash:
Depreciation and amortization	695	583
Net accretion on securities	(36)	(476)
Net gains on sales of securities	-	(40)
Provision for loan and lease losses	3,560	2,000
Net change in deferred loan fees	(340)	242
Deferred income tax benefit	85	263
Stock-based compensation expense	313	2,250
Forfeiture of restricted shares	(7)	-
Net change in:
Accrued interest receivable	(1,168)	(55)
Accounts payable, accrued expenses and other liabilities	9,829	6,350
Accounts receivable, net	1,595	808
Receivable from prepaid card programs, net	589	(5,591)
Prepaid expenses and other assets	(54)	(337)
Net cash provided by operating activities	24,105	10,961

Cash flows from investing activities:
Loan originations and payments, net	(326,243)	(142,886)
Redemptions of other investments	7,134	3,496
Purchases of other investments	(8,286)	(140)
Purchase of securities available for sale	(1,434)	(1,533)
Proceeds from sales of securities available for sale	-	2,771
Proceeds from paydowns and maturities of securities available for sale	5,110	6,930
Purchase of securities held to maturity	-	(2,659)
Proceeds from paydowns of securities held to maturity	790	715
Purchase of premises and equipment, net	(1,671)	(801)
Net cash used in investing activities	(324,600)	(134,107)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	-	28,417
Proceeds from issuance of preferred stock, net	-	5,522
Purchase redemption and retirement of treasury preferred stock	-	(4,072)
Payment of preferred stock dividend	-	(3,420)
Proceeds from issuance of subordinated debt, net of issuance cost	24,468	-
Proceeds from FHLB advances	280,000	-
Repayments of FHLB advances	(314,668)	(77,678)
Net increase in deposits	494,863	157,548
Net cash provided by financing activities	484,663	106,317

Increase (Decrease) in cash and cash equivalents	184,168	(16,829)
Cash and cash equivalents at the beginning of the period	82,931	65,647
Cash and cash equivalents at the end of the period	$267,099	$48,818

Supplemental information:

Cash paid during the year for:
Interest	$6,057	$4,639
Taxes	$4,862	$3,980

See accompanying notes to Consolidated Financial Statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Metropolitan Bank Holding Corp. (a New York Corporation) (the “Company”) is a bank holding company whose principal activity is the ownership and management of Metropolitan Commercial Bank (the “Bank”), its wholly-owned subsidiary. The Bank’s primary market is the New York metropolitan area. The Bank offers a traditional range of services to individuals, businesses and others needing banking services. Its primary lending products are commercial mortgages and commercial and industrial loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. The Bank’s primary deposit products are checking, savings, and term deposit accounts, and its deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the maximum amounts allowed by law. The Bank commenced operations on June 22, 1999.

The Bank faces competition from numerous existing New York bank holding companies, commercial banks and savings banks which have been in business for many years and have established customer bases. Competition also comes from a variety of other non-bank businesses that offer financial services. Many of these competitors operate in the same geographic market in which the Bank operates, are well-known with long-standing relationships and businesses and individuals in the communities, and are substantially larger with greater resources than the Bank.

The Company is subject to regulations of certain state and federal agencies and, accordingly, is periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s business is susceptible to being affected by state and federal legislation and regulations.

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Basis of Presentation: The accounting and reporting policies of the Company conform with U.S generally accepted accounting principles and predominant practices within the U.S. banking industry. The consolidated financial statements include the accounts of the Company and the Bank. All intercompany balances and transactions have been eliminated. The Unaudited Consolidated Financial Statements, which include the accounts of the Company and the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. The accounting and reporting policies of the Company conform with U.S generally accepted accounting principles and predominant practices within the U.S. banking industry.

Recently Issued Accounting Standards: Pursuant to the Jumpstart Our Business Startups Act (“JOBS Act”), Emerging Growth Company (“EGC”) is permitted to elect to adopt new accounting guidance using adoption dates of nonpublic entities. The Company elected delayed effective dates of recently issued accounting standards.

Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2016, the (Financial Accounting Standards Board FASB) deferred the effective date of the ASU by one year which means ASU 2014-09 will be effective for the Company on January 1, 2019. Management is in the process of evaluating revenue streams to determine the impact the ASU could have on the Company’s operating results or financial condition.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires companies that lease valuable assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, however, early adoption is permitted. Under ASU 2016-02, the Company will recognize a right-of-use asset and a lease obligation liability on the consolidated balance sheet, which will increase the Company’s assets and liabilities. The Company is evaluating other potential impact of ASU 2016-02 on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this guidance is effective for fiscal years and interim periods beginning after December 31, 2020. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements. The Company expects to recognize a one-time cumulative increase to the allowance for loan and lease losses as of the beginning of the reporting period in which the ASU takes effect, but, cannot yet determine the magnitude of the impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for the Company beginning January 1, 2021, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. Management expects ASU 2017-04 will not have a significant impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount as discounts continue to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The guidance includes a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Management expects ASU 2017-08 will not have a significant impact on its consolidated financial statements.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2017 and December 31, 2016 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2017	Cost	Gains	Losses	Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$26,145	$154	$(129)	$26,170
Residential collateralized mortgage obligations	3,022	-	(72)	2,950
Commercial mortgage backed securities guaranteed by U.S. government sponsored agencies	1,591	-	(25)	1,566
Municipal bond	1,105	21	-	1,126
CRA mutual fund	2,148	-	(38)	2,110
Total securities available-for-sale	$34,011	$175	$(264)	$33,922

Held to Maturity Securities:
Residential mortgage-backed securities	$5,656	$-	$(51)	$5,605
Foreign government securities	25	-	-	25
Total securities held-to-maturity	$5,681	$-	$(51)	$5,630

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$29,152	$165	$(290)	$29,027
Residential collateralized mortgage obligations	5,233	-	(130)	5,103
Municipal bond	1,122	14	-	1,136
CRA mutual fund	2,115	-	(52)	2,063
Total securities available-for-sale	$37,622	$179	$(472)	$37,329

Held to Maturity Securities:
Residential mortgage-backed securities	$6,475	$-	$(81)	$6,394
Foreign government securities	25	-	-	25
Total securities held-to-maturity	$6,500	$-	$(81)	$6,419

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – INVESTMENT SECURITIES (Continued)

The proceeds from sales and calls of securities and the associated gains and losses are listed below for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

For the three months ended September 30,

	2017	2016
Proceeds	$-	$-
Gross gains	-	-
Gross losses	-	-

For the nine months ended September 30,

	2017	2016
Proceeds	$-	$2,771
Gross gains	-	40
Gross losses	-	-

The tax provision related to the net realized gain was $17,000 in 2016.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of debt securities at September 30, 2017 and December 31, 2016 are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mutual funds and mortgage-backed securities are shown separately (dollars in thousands):

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
September 30, 2017	Cost	Value	Cost	Value
Within one year	$-	$-	$-	$-
One to five years	25	25	-	-
Five to ten years	-	-	-	-
Beyond ten years	-	-	1,105	1,126
	25	25	1,105	1,126

Residential mortgage-backed securities	5,656	5,605	26,145	26,170
Residential collateralized mortgage obligations	-	-	3,022	2,950
Commercial mortgage backed securities guaranteed by U.S. government sponsored agencies	-	-	1,591	1,566
CRA mutual fund	-	-	2,148	2,110
	$5,681	$5,630	$34,011	$33,922

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
December 31, 2016	Cost	Value	Cost	Value
Within one year	$-	$-	$-	$-
One to five years	25	25	-	-
Five to ten years	-	-	-	-
Beyond ten years	-	-	1,122	1,136
	25	25	1,122	1,136

Residential mortgage-backed securities	6,475	6,394	29,152	29,027
Residential collateralized mortgage obligations	-	-	5,233	5,103
CRA mutual fund	-	-	2,115	2,063
	$6,500	$6,419	$37,622	$37,329

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVESTMENT SECURITIES (Continued)

There were no securities pledged at September 30, 2017 and December 31, 2016 to secure borrowings.

At September 30, 2017 and December 31, 2016, all of the mortgage-backed securities and collateralized mortgage obligations held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.

Securities with unrealized losses at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 months or more		Total
September 30, 2017	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Residential mortgage-backed securities	$13,943	$(129)	$-	$-	$13,943	$(129)
Residential collateralized mortgage obligations	1,103	(23)	1,847	(49)	2,950	(72)
Commercial mortgage backed securities	-	-	1,566	(25)	1,566	(25)
CRA mutual fund	-	-	2,110	(38)	2,110	(38)
Total available for sale	$15,046	$(152)	$5,523	$(112)	$20,569	$(264)

Residential mortgage-backed securities	5,605	(51)	-	-	5,605	(51)
Total held-to-maturity	$5,605	$(51)	$-	$-	$5,605	$(51)

December 31, 2016
Residential mortgage-backed securities	$16,733	$(290)	$-	$-	$16,733	$(290)
Residential collateralized mortgage obligations	2,887	(60)	2,216	(70)	5,103	(130)
CRA mutual fund	-	-	2,063	(52)	2,063	(52)
Total available for sale	$19,620	$(350)	$4,279	$(122)	$23,899	$(472)

Residential mortgage-backed securities	$6,394	$(81)	$-	$-	$6,394	$(81)
Total held-to-maturity	$6,394	$(81)	$-	$-	$6,394	$(81)

Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2017 and December 31, 2016.

At September 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS

Loans, net consist of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Real estate
Commercial	$736,487	$547,711
Construction	37,723	29,447
Multifamily	187,753	117,373
One-to-four family	25,777	26,480
	987,740	721,011

Commercial and industrial	346,738	315,870
Consumer	47,171	18,825
Total loans	1,381,649	1,055,706
Deferred fees	(820)	(1,160)
Allowance for loan and lease losses	(15,075)	(11,815)
Balance at the end of the period	$1,365,754	$1,042,731

The following table presents the activity in the allowance for loan and lease losses by segment for the three and nine months ending September 30, 2017 and 2016 (dollars in thousands):

For the three months ended September 30, 2017	Commercial Real Estate	Commercial & Industrial	Construction	Multifamily	One-to- four Family	Consumer	Total
Allowance for loan and lease losses:
Beginning balance	$6,487	$5,560	$557	$958	$85	$262	$13,909
Provision (credit) for loan and lease losses	637	443	(33)	34	2	117	1,200
Charge-offs	-	-	-	-	-	(34)	(34)
Recoveries	-	-	-	-	-	-	-
Total ending allowance balance	$7,124	$6,003	$524	$992	$87	$345	$15,075

For the three months ended September 30, 2016	Commercial Real Estate	Commercial & Industrial	Construction	Multifamily	One-to- four Family	Consumer	Total
Allowance for loan and lease losses:
Beginning balance	$4,835	$5,562	$458	$404	$385	$60	$11,704
Provision (credit) for loan and lease losses	440	(352)	33	35	5	29	190
Charge-offs	-	(123)	-	-	(274)	-	(397)
Recoveries	-	-	-	-	-	-	-
Total ending allowance balance	$5,275	$5,087	$491	$439	$116	$89	$11,497

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (Continued)

For the nine months ended September 30, 2017	Commercial Real Estate	Commercial & Industrial	Construction	Multifamily	One-to- four Family	Consumer	Total
Allowance for loan and lease losses:
Beginning balance	$5,206	$5,364	$409	$620	$109	$107	$11,815
Provision (credit) for loan and lease losses	1,918	859	115	372	(22)	318	3,560
Charge-offs	-	(220)	-	-	-	(80)	(300)
Recoveries	-	-	-	-	-	-	-
Total ending allowance balance	$7,124	$6,003	$524	$992	$87	$345	$15,075

For the nine months ended September 30, 2016	Commercial Real Estate	Commercial & Industrial	Construction	Multifamily	One-to- four Family	Consumer	Total
Allowance for loan and lease losses:
Beginning balance	$3,650	$4,254	$589	$986	$444	$19	$9,942
Provision (credit) for loan and lease losses	1,625	1,007	(98)	(547)	(57)	70	2,000
Charge-offs	-	(174)	-	-	(274)	-	(448)
Recoveries	-	-	-	-	3	-	3
Total ending allowance balance	$5,275	$5,087	$491	$439	$116	$89	$11,497

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2017 and December 31, 2016 (dollars in thousands):

September 30, 2017	Commercial Real Estate	Commercial & Industrial	Construction	Multifamily	One-to- four Family	Consumer	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$-	$366	$-	$-	$-	$63	$429
Collectively evaluated for impairment	7,124	5,637	524	992	87	282	14,646
Total ending allowance balance	$7,124	$6,003	$524	$992	$87	$345	$15,075

Loans:
Individually evaluated for impairment	$6,299	$4,775	$-	$-	$3,594	$125	$14,793
Collectively evaluated for impairment	730,188	341,963	37,723	187,753	22,183	47,046	1,366,856
Total ending loan balance	$736,487	$346,738	$37,723	$187,753	$25,777	$47,171	$1,381,649

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS (Continued)

December 31, 2016	Commercial Real Estate	Commercial & Industrial	Construction	Multifamily	One-to- four Family	Consumer	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$-	$366	$-	$-	$10	$-	$376
Collectively evaluated for impairment	5,206	4,998	409	620	99	107	11,439
Total ending allowance balance	$5,206	$5,364	$409	$620	$109	$107	$11,815

Loans:
Individually evaluated for impairment	$5,504	$4,915	$-	$-	$1,130	$-	$11,549
Collectively evaluated for impairment	542,207	310,955	29,447	117,373	25,350	18,825	1,044,157
Total ending loan balance	$547,711	$315,870	$29,447	$117,373	$26,480	$18,825	$1,055,706

The following table presents loans individually evaluated for impairment recognized as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses Allocated
With an allowance recorded:
Commercial & industrial	$8,783	$3,660	$366
Consumer	125	125	63
Total	$8,908	$3,785	$429

Without an allowance recorded:
Commercial real estate	$6,768	$6,299	$-
Commercial & industrial	1,115	1,115	-
One-to-four family	3,871	3,594	-
Total	$11,754	$11,008	$-

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS (Continued)

	December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses Allocated
With an allowance recorded:
Commercial & industrial	$8,783	$3,660	$366
One-to-four family	694	565	10
Total	$9,477	$4,225	$376

Without an allowance recorded:
Commercial real estate	$5,974	$5,504	$-
Commercial & industrial	1,255	1,255	-
One-to-four family	713	565	-
Total	$7,942	$7,324	$-

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans as of and for the three month periods ended September 30, 2017 and 2016 (in thousands):

	For the three months ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Commercial & industrial	$3,660	$-	$-	$-
One-to-four family	-	-	564	7
Consumer	125	-	-	-
Total	$3,785	$-	$564	$7

Without an allowance recorded:
Commercial real estate	$6,307	$50	$11,463	$121
Commercial & industrial	1,130	12	1,300	13
One-to-four family	3,604	37	1,087	6
Total	$11,041	$99	$13,850	$140

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS (Continued)

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans as of and for the nine month periods ended September 30, 2017 and 2016 (in thousands):

	For the nine months ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Commercial & industrial	$3,660	$-	$-	$-
One-to-four family	-	-	564	16
Consumer	127	4	-	-
Total	$3,787	$4	$564	$16

Without an allowance recorded:
Commercial real estate	$6,380	$227	$11,587	$382
Commercial & industrial	1,185	36	1,355	41
One-to-four family	3,616	96	1,087	17
Total	$11,181	$359	$14,029	$440

Interest on non-accrual loans not recognized was $62,000 and $14,000 for the three months ended September 30, 2017 and September 30, 2016. Interest on non-accrual loans not recognized was $173,000 and $61,000 for the nine months ended September 30, 2017 and September 30, 2016.

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2017 and December 31, 2016 (dollars in thousands):

September 30, 2017	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

Commercial real estate	$841	$-
Commercial & industrial	3,660	-
One-to-four family	2,466	-
Consumer	125	-
Total	$7,092	$-

December 31, 2016	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

Commercial & industrial	$3,660	$-

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS (Continued)

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2017 and December 31, 2016 (dollars in thousands):

September 30, 2017	30-59 Days	60-89 Days	Greater than 90 days	Total Past Due	Loans not Past Due	Total
Commercial real estate	$-	$-	$841	$841	$735,646	$736,487
Commercial & industrial	88	-	3,660	3,748	342,990	346,738
Construction	-	-	-	-	37,723	37,723
Multifamily	-	-	-	-	187,753	187,753
One-to-four family	-	-	-	-	25,777	25,777
Consumer	109	-	125	234	46,937	47,171
Total	$197	$-	$4,626	$4,823	$1,376,826	$1,381,649

December 31, 2016	30-59 Days	60-89 Days	Greater than 90 days	Total Past Due	Loans not Past Due	Total
Commercial real estate	$-	$958	$-	$958	$546,753	$547,711
Commercial & industrial	14	3,922	-	3,936	311,934	315,870
Construction	-	-	-	-	29,447	29,447
Multifamily	-	-	-	-	117,373	117,373
One-to-four family	-	-	-	-	26,480	26,480
Consumer	-	34	-	34	18,791	18,825
Total	$14	$4,914	$-	$4,928	$1,050,778	$1,055,706

Troubled Debt Restructurings:

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Included in impaired loans at September 30, 2017 and December 31, 2016, were $7.7 million and $7.9 million of loans modified in troubled debt restructurings. The Bank has not allocated specific reserves to those customers with loans modified in troubled debt restructurings as of September 30, 2017, down from $10 thousand allocated at December 31, 2016. The Bank has not committed to lend additional amounts as of September 30, 2017 and December 31, 2016, to customers with outstanding loans that are classified as troubled debt restructurings. During the three and nine months ended September 30, 2017 and September 30, 2016, there were no loans modified as troubled debt restructurings, and there were no payment defaults on any loans previously identified as troubled debt restructurings for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

Credit Quality Indicators:

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes all loans individually by classifying the loans as to credit risk at least annually. An analysis is performed on a quarterly basis for loans classified as special mention, substandard, or doubtful. The Bank uses the following definitions for risk ratings:

Special Mention - Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS (Continued)

Substandard - Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (dollars in thousands):

September 30, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate	$727,068	$7,399	$2,020	$-	$736,487
Commercial & industrial	334,663	8,415	3,660	-	346,738
Construction	37,723	-	-	-	37,723
Multifamily	187,753	-	-	-	187,753
Total	$1,287,207	$15,814	$5,680	$-	$1,308,701

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate	$542,206	$4,293	$1,212	$-	$547,711
Commercial & industrial	309,295	2,915	3,660	-	315,870
Construction	29,447	-	-	-	29,447
Multifamily	117,373	-	-	-	117,373
Total	$998,321	$7,208	$4,872	$-	$1,010,401

For one-to-four family loans and consumer loans, the Bank evaluates credit quality based on the aging status of the loan, which was previously presented, and by performance status. Non-performing loans are loans past due over 90 days or more still accruing interests and loans on non-accrual status. The following table presents the recorded investment in one-to-four family and consumer loans based on performance status as of September 30, 2017 and December 31, 2016 (dollars in thousands):

September 30, 2017	Performing	Non-Performing	Total
One-to-four family	$23,311	$2,466	$25,777
Consumer	47,046	125	47,171
Total	$70,357	$2,591	$72,948

December 31, 2016	Performing	Non-Performing	Total
One-to-four family	$26,480	$-	$26,480
Consumer	18,825	-	18,825
Total	$45,305	$-	$45,305

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EARNINGS PER SHARE

The computation of basic and diluted earnings per share is shown below (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$3,845	$1,450	$9,044	$4,964
Less: Dividends paid to preferred stockholders	-	(3,420)	-	(3,420)
Less: Earnings allocated to participating securities	(74)	(39)	(174)	(35)
Net income (loss) available to common stockholders	3,771	(2,009)	8,870	1,509
Common and common equivalent shares:
Weighted average common shares outstanding including participating shares	4,633	3,962	4,632	3,420
Less: Weighted average participating securities	(89)	(78)	(89)	(78)
Weighted average common shares outstanding	4,544	3,884	4,543	3,342
Incremental shares from assumed conversion of options	33	-	33	33
Weighted average common and common equivalent shares	4,577	3,884	4,576	3,375
Basic earnings (loss) per share	$0.83	$(0.52)	$1.95	$0.45
Diluted earnings (loss) per share	0.82	(0.52)	1.94	0.45

Stock options for 45,500 shares of common stock were not considered in computing diluted earnings per common share for three months and nine months ended September 30, 2017 and 2016 because they were antidilutive.

NOTE 5 - STOCK COMPENSATION PLAN

The Company has two share-based compensation plans which are described below.

Stock Option Plan

The Company established the 1999 Stock Option Plan (the “1999 Plan”), as amended, under which certain employees and directors may receive stock options. Stock options are generally granted with an exercise price equal to 100% of the fair value of the common stock at the date of grant. As of September 30, 2017 and December 31, 2016, there were no unissued shares of the Company’s common stock authorized for option grants under the Plan.

Equity Incentive Plan

In May 2009 the Company approved the 2009 Equity Incentive Plan (the “2009 Plan”) as a successor to the 1999 Plan. The 2009 Plan permits the granting of restricted shares, incentive stock options (“ISO”), nonqualified stock options, stock appreciation rights, restricted share units and other stock-based awards to employees, directors, officers, consultants, advisors, suppliers and any other persons or entity whose services are considered valuable for up to 1,183,000 shares. The authorized shares will be new issues upon exercise of any options granted. Under the terms of the 2009 Plan, each option agreement cannot have an exercise price that is less than 100% of the fair value of the shares covered by the option on the date of grant. In the case of an ISO granted to any 10% stockholder, the exercise price shall not be less than 110% of the fair value of the shares covered by the option on the date of grant.

In no event shall the exercise price of an option be less than the par value of the shares for which the option is exercisable. In no event shall the exercise period exceed ten years from the date of grant of the option, except, in the case of an ISO granted to a 10% stockholder, the exercise period shall not exceed five years from the date of grant. In the event of a change in control, the Committee may determine that any award then outstanding shall be assumed or an equivalent award shall be substituted by the successor company.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCK COMPENSATION PLAN (Continued)

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities based on historical volatilities of the Company’s common stock are not significant. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Historically, the Company has not paid a dividend on its common shares and does not expect to do so in the near future. No options were granted during three or nine months ended September 30, 2017 and 2016.

A summary of the status of the Company’s stock option plan and the change during the nine months ended September 30, 2017 is presented below:

	For the nine months ended
	September 30, 2017
	Number of Options	Weighted Average Exercise Price

Outstanding, beginning of period	276,500	$19.97
Granted	-	-
Exercised	-	-
Cancelled/forfeited	-	-
Outstanding, end of year	276,500	$19.97
Options vested and exercisable at period-end	276,500	$19.97

Weighted average fair value of options granted during the year		$-

Weighted average remaining contractual life (years)		5.74

There was no unrecognized compensation cost related to non-vested stock options granted under the Plan during the three and nine months ended September 30, 2017 and September 30, 2016.

There was no compensation cost related to stock option plan for the three and nine months ended September 30, 2017. 178,600 shares of stock options were accelerated to vest as part of restructuring an executive management employment agreement, during the third quarter of 2016. Total compensation cost related to this plan was $528,000 and $621,000 for the three and nine months ended September 30, 2016.

The following table summarizes information about stock options outstanding at September 30, 2017:

	Options Outstanding
		Weighted
Range of		Average	Weighted
Average	Number	Remaining	Average
Exercise	Outstanding at	Contractual	Exercise
Prices	September 30, 2017	Life	Price
$10 - 20	231,000	6.64	$18.00
$21 - 30	45,500	1.15	$30.00
$10 - 30	276,500	5.74	$19.97

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCK COMPENSATION PLAN (Continued)

The Company issued restricted stock awards to certain key personnel under the 2009 Equity Incentive Plan. Each restricted stock award vests based on vesting schedule outlined in the reward agreement. Restricted stock awards are subject to forfeiture if the holder is not employed by the Company on the vesting date. In 2013, stockholders approved an additional 300,000 shares available under the plan, and in 2016, an additional 760,000 shares were authorized. Total shares issuable under the plan are 823,122 at September 30, 2017. There were 31,616 shares issued in the first nine months of 2017 and none during the three months ended September 30, 2017. The fair value of the shares granted was estimated on the date of grant based on the most recent equity offering. As of September 30, 2017, there was $1.2 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 3.33 years.

Total compensation cost that has been charged against income for this plan was $109,000 and $306,000 respectively, for the three and nine months ended September 30, 2017 and $1.5 million and $1.6 million for the three and nine months ending September 30, 2016, reflecting the vesting of 66,667 shares during the third quarter of 2016. After tax amounts charged against income for this plan were $63,000 and $174,000 respectively, for the three and nine months ended September 30, 2017 and $1.2 million and $1.3 million for the three and nine months ending September 30, 2016.

The following table summarizes the changes in the Company’s non-vested restricted stock awards for the nine months ended September 30, 2017:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2017	64,638	$20.42
Granted	31,616	21.00
Forfeited	(3,167)	18.00
Vested	(4,000)	21.00
Outstanding at September 30, 2017	89,087	$20.69

The total fair value of shares vested was $84,000 during the nine months ended September 30, 2017, and $1.5 million during the nine months ended September 30, 2016.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate fair value.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to the other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3 inputs). A third party is engaged to obtain the discounted cash flows and the resulting fair value. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan and lease losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairments and adjusted accordingly.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurement
September 30, 2017	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Residential mortgage-backed securities	$-	$26,170	$-
Residential collateralized mortgage obligation	-	2,950	-
Commercial mortgage backed securities	-	1,566	-
Municipal bond	-	1,126	-
CRA mutual fund	2,110	-	-

December 31, 2016
Assets:
Residential mortgage-backed securities	$-	$29,027	$-
Residential collateralized mortgage obligation	-	5,103	-
Municipal bond	-	1,136	-
CRA mutual fund	2,063	-	-

There were no transfers between Level 1 and Level 2 during the three and nine month periods ending September 30, 2017 and 2016.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

	Fair Value Measurement
September 30, 2017	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial and industrial	$-	$-	$3,294

	Fair Value Measurement
December 31, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial and industrial	$-	$-	$3,294

There were no transfers between level 1 and level 2 during the three or nine month periods ended September 30, 2017 and 2016.

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2017
Impaired loans – Commercial and industrial	$3,294	Market approach	Adjustments for the difference in comparable sales	10.0%

December 31, 2016
Impaired loans – Commercial and industrial	$3,294	Market approach	Adjustments for the difference in comparable sales	10.0%

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

As of September 30, 2017, impaired loans with allocated allowance for loan and lease losses, which are assets measured at fair value on a non-recurring basis, using the fair value of the collateral (Level 3 inputs), had a carrying amount of $3,660,000 with a valuation allowance of $366,000.

As of December 31, 2016, impaired loans with allocated allowance for loan and lease losses, which are assets measured at fair value on a non-recurring basis, using the fair value of the collateral (Level 3 inputs), had a carrying amount of $3,660,000 with a valuation allowance of $366,000, resulting in an increase of provision for loan and lease losses of $42,000 for the year then ended.

Carrying amount and estimated fair values of financial instruments at year end were as follows (dollars in thousands):

	September 30, 2017
		Fair Value Measurement Using:
	Carrying Amount	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Financial assets:
Cash and due from banks	$267,099	$267,099	$-	$-	$267,099
Securities available for sale	33,922	2,110	31,812	-	33,922
Securities held to maturity	5,681	-	5,630	-	5,630
Loans, net	1,365,754	-	-	1,381,158	1,381,158
Other investments	13,740	N/A	N/A	N/A	N/A
Accrued interest receivable	3,903	2	135	3,766	3,903

Financial liabilities:
Deposits without stated maturities	1,405,458	1,405,458	-	-	1,405,458
Deposits with stated maturities	83,185	-	83,278	-	83,278
Borrowed funds	43,750	-	43,794	-	43,794
Trust preferred securities	20,620	-	-	20,005	20,005
Subordinated debt, net of issuance cost	24,468	-	25,000	-	25,000
Accrued interest payable	547	17	360	170	547

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	December 31, 2016
		Fair Value Measurement Using:
	Carrying Amount	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Financial assets:
Cash and due from banks	$82,931	$82,931	$-	$-	$82,931
Securities available for sale	37,329	2,063	35,266	-	37,329
Securities held to maturity	6,500	-	6,419	-	6,419
Loans, net	1,042,731	-	-	1,059,333	1,059,333
Other investments	12,588	N/A	N/A	N/A	N/A
Accrued interest receivable	2,735	-	157	2,578	2,735

Financial liabilities:
Deposits without stated maturities	903,267	903,267	-	-	903,267
Deposits with stated maturities	90,513	-	90,559	-	90,559
Borrowed funds	78,418	-	78,872	-	78,872
Trust preferred securities	20,620	-	-	19,998	19,998
Accrued interest payable	227	19	62	146	227

The methods and assumptions used to estimate fair value are described as follows:

Cash and Due from Banks: Carrying amounts of cash approximate fair value, since these instruments are either payable on demand or have short-term maturities and as such are classified as Level 1.

Securities Available for Sale and Held to Maturity: If available, the estimated fair values are based on independent dealer quotations on nationally recognized securities exchanges and are classified as Level 1. For securities where quoted prices are not available, fair value is based on matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities resulting in a Level 2 classification.

Other Investments: It is not practicable to determine the fair value of FHLB and FRB stock, and investments in Solomon Hess SBA Loan Fund, due to restrictions placed on transferability.

Loans: Fair values of loans, excluding loans held for sale are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality establishing discount factors for these types of loans and resulting in a Level 3 classification. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Deposits without stated maturities: The fair values disclosed for demand deposits (e.g. interest and non-interest checking, savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the recording date (i.e., their carrying amount) resulting in a Level 1 price.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Deposits with stated maturities: The estimated fair values of certificates of deposit are based on discounted cash flow calculations that use a replacement cost of funds approach to establishing discount rates for certificate of deposit maturities resulting in a Level 2 classification.

Borrowed funds: Represents FHLB advances for which the estimated fair values are based on discounted cash flow calculations that use a replacement cost of funds approach to establishing discount rates for funding maturities resulting in a Level 2 classification for all other maturity terms.

Trust Preferred Securities: The estimated fair value is based on estimates using market data for similarly risk weighted items and takes into consideration the features of the debentures which is an unobservable input resulting in a Level 3 classification.

Subordinated Debt, net of debt issuance costs: The fair value of subordinated debt is estimated using discounted cash flow analyses based on then current borrowing rates for similar types of borrowing arrangements (deemed a Level 2 valuation), and is provided to the Company independently by a market maker in the underlying security.

Accrued Interest Receivable and Payable: For these short-term instruments, the carrying amount is a reasonable estimate of the fair value resulting in a Level 1, 2 or 3 classification consistent with the underlying asset or liability the interest is associated with.

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of September 30, 2017 and December 31, 2016.

Fair value estimates are made at specific points in time and are based on existing on-and off-balance sheet financial instruments. These estimates are subjective in nature and dependent on a number of significant assumptions associated with each financial instrument or group of financial instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows, and relevant available market information. Changes in assumptions could significantly affect the estimates. In addition, fair value estimates do not reflect the value of anticipated future business, premiums or discounts that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument, or the tax consequences of realizing gains or losses on the sale of financial instruments.

NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present changes in Accumulated Other Comprehensive Income (Loss), net of tax, for the three and nine months ended September 30, 2017 and 2016:

For the three months ended September 30,	Available for sale securities
(In thousands)	2017	2016

Beginning balance	$(73)	$427

Net change in other comprehensive income (loss) before reclassification, net of tax	26	(56)

Amounts reclassified from accumulated other comprehensive income	-	-

Net current period other comprehensive income (loss)	26	(56)
Ending balance	$(47)	$371

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

For the nine months ended September 30,	Available for sale securities
(In thousands)	2017	2016

Beginning balance	$(165)	$16

Net change in other comprehensive income before reclassification, net of tax	118	378

Amounts reclassified from accumulated other comprehensive loss	-	(23)

Net current period other comprehensive income	118	355
Ending balance	$(47)	$371

The following represents the reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2017, and 2016. There were no reclassifications out of accumulated other comprehensive income (loss) for the three months ended September 30, 2017.

For the nine months ended September 30,
(In thousands)	2017	2016	Affected Line item in the Consolidated Statements of Income
Realized gain on sale of available for sale securities	$-	$40	Net gains on sales of securities
Income tax expense	-	(17)	Income tax expense
Total reclassifications, net of income tax	$-	$23

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The Bank had outstanding the following off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Undrawn lines of credit	$47,333	$26,386	$60,984	$9,890
Undrawn letters of credit	22,716	-	9,808	-

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within two years. At September 30, 2017, the Bank’s fixed rate loan commitments are to make loans with interest rates ranging from 3.75% to 9.25% and maturities of one year or more. At December 31, 2016, the Bank’s fixed rate loan commitments are to make loans with interest rates ranging from 3.75% to 8.75%. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Bank or other financial institutions and securities.

The Bank has stand-by letters of credit in the amount of $22.7 million and $9.8 million included above as of September 30, 2017 and December 31, 2016, respectively, for which the Bank has pledged interest-bearing accounts of $1.7 million and $4.0 million as of September 30, 2017 and December 31, 2016, respectively. The stand-by letters of credit and the time deposits mature within one year.

NOTE 9 – SUBORDINATED DEBT

On March 8, 2017, Metropolitan Bank Holding Corp. (“MBHC”) closed the issuance of its $25 million subordinated notes at 100% issue price to accredited institutional investors. The notes mature on March 15, 2027 and bear an interest rate of 6.25% per annum. The interests are paid semi-annually on March 15 and September 15 of each year through March 15, 2022 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year.

Interest rate from March 15, 2022 to the maturity date shall reset quarterly to an interest rate per annum equal to the then current three month LIBOR (not less than zero) plus 426 basis points, payable quarterly in arrears.

MBHC may redeem the subordinated notes beginning with the interest payment date of March 15, 2022 and on any scheduled interest payment date thereafter. The subordinated notes may be redeemed in whole or in part, at a redemption price equal to 100% of the principal amount of the subordinated notes plus any accrued and unpaid interest.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SUBSEQUENT EVENTS

On November 8, 2017, the Company completed an initial public offering (“IPO”) of its common stock and sold 3,100,000 shares of common stock at the public offering price of $35.00 per share. The Company received aggregate net proceeds of approximately $99.9 million after deducting underwriting discount and other offering related expenses.

On November 10, 2017, the Company sold 465,000 additional shares of common stock at the public offering price of $35.00 per share pursuant to the underwriter’s overallotment option. The net proceeds to the Company, after deducting the underwriting discount and estimated offering expenses with the overallotment option, were approximately $15.1 million. The aggregate net proceeds to Metropolitan Bank Holding Corp. from its IPO, including the overallotment shares, after deducting the underwriting discount and estimated offering expenses were approximately $115 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q and oral statements made from time-to-time by our representatives contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on such statements because they are subject to numerous risks and uncertainties relating to our operations and the business environment in which we operate, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy, expectations, beliefs, projections, anticipated events or trends, growth prospects, financial performance, and similar expressions concerning matters that are not historical facts. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “potential,” “opportunity,” “intend,” “plan,” “estimate,” “could,” “project,” “seek,” “should,” “will,” or “would,” or the negative of these words and phrases or similar words and phrases.

All forward-looking statements may be impacted by a number of risks and uncertainties. These statements are based on assumptions that we have made in light of our industry experience as well as our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances including, without limitation, those related to:

•	earnings growth;
•	revenue growth;
•	net interest margin;
•	deposit growth, including short-term escrow deposits, brokered deposits and off-balance sheet deposits;
•	future acquisitions;
•	performance, credit quality and liquidity of investments made by us, including our investments in certain mortgage-backed and similar securities;
•	loan and lease origination volume;
•	the interest rate environment;
•	non-interest income levels, including fees from product sales;
•	credit performance on loans made by us;
•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System;
•	our ability to maintain, generate and/or raise capital;
•	changes in the regulatory environment and government intervention in the banking industry, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act;
•	Federal Deposit Insurance Corporation insurance assessments;
•	margins on sales or securitizations of loans;
•	market share;
•	expense levels;
•	hiring of new private client banking teams;
•	results from new business initiatives;
•	other business operations and strategies;
•	changes in federal, state, or local tax laws; and
•	the impact of new accounting pronouncements.

As you read and consider forward-looking statements, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions and can change as a result of many possible events or factors, not all of which are known to us or in our control. Although we believe that these forward-looking statements are based on reasonable assumptions, beliefs, and expectations, if a change occurs or our beliefs, assumptions, or expectations were incorrect, our business, financial condition, liquidity or results of operations may vary materially from those expressed in our forward-looking statements. You should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include those described under the heading “Risk Factors” in our prospectus dated November 7, 2017 filed with the SEC pursuant to securities act rule 424(b)(7) on November 8, 2017, and without limitation, the following additional factors:

•	disruption and volatility in global financial markets;
•	difficult market conditions adversely affecting our industry;
•	monetary and currency fluctuations;
•	local, national and global political and macroeconomic uncertainty and volatility;
•	our inability to successfully implement our business strategy;
•	our inability to successfully integrate new business lines into our existing operations;
•	changes to existing statutes and regulations or the way in which they are interpreted and applied by courts or governmental agencies;
•	our vulnerability to changes in interest rates;
•	our vulnerability to changes in inflation;
•	competition with many larger financial institutions which have substantially greater financial and other resources than we have;
•	government intervention in the banking industry, new legislation and government regulation;
•	illiquid market conditions and downgrades in credit ratings;
•	adverse developments in the residential mortgage market;
•	inability of U.S. agencies or U.S. government-sponsored enterprises to pay or to guarantee payments on their securities in which we invest;
•	material risks involved in commercial lending;
•	a downturn in the economy of the New York metropolitan area;
•	a downturn in the economy of the United States;
•	under-collateralization of our loan portfolio due to a material decline in the value of real estate;
•	risks associated with our loan portfolio growth;
•	our failure to effectively manage our credit risk;
•	lack of seasoning of mortgage loans underlying our investment portfolio;
•	our allowance for loan and lease losses (“ALLL”) may not be sufficient to absorb actual losses;
•	our reliance on the Federal Home Loan Bank of New York for secondary and contingent liquidity sources;
•	our dependence upon key personnel;
•	our inability to acquire suitable private client banking teams or manage our growth;
•	our charter documents and regulatory limitations may delay or prevent our acquisition by a third party;
•	curtailment of government guaranteed loan programs could affect our SBA business;
•	our use of brokered deposits and continuing to be “well-capitalized”;
•	our extensive reliance on outsourcing to provide cost-effective operational support;
•	system failures or breaches of our network security;
•	decreases in trading volumes or prices;
•	exposure to legal claims and litigation;
•	potential responsibility for environmental claims;
•	downgrades of our credit rating;
•	our inability to raise additional funding needed for our operations;
•	inflation or deflation;
•	misconduct of employees or their failure to abide by regulatory requirements;
•	fraudulent or negligent acts on the part of our clients or third parties;
•	failure of our brokerage clients to meet their margin requirements;
•	severe weather;
•	acts of war or terrorism;
•	technological changes;
•	work stoppages, financial difficulties, fire, earthquakes, flooding or other natural disasters;
•	changes in federal, state or local tax laws;
•	changes in accounting standards, policies, and practices or interpretation of new or existing standards, policies, and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, or the Securities and Exchange Commission (the “SEC”);
•	changes in our reputation and negative public opinion;
•	increases in FDIC insurance premiums;
•	regulatory net capital requirements that constrain our brokerage business;
•	soundness of other financial institutions;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	changes in consumer spending, borrowing and savings habits;
•	changes in our organization, compensation and benefit plans; and
•	changes in the financial condition or future prospects of issuers of securities that we own.

You should keep in mind that any forward-looking statement made by us speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, and disclaim any obligation to, update or revise any industry information or forward-looking statements after the date on which they are made. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this document or elsewhere might not reflect actual results.

Company Background

We are a New York-based registered bank holding company. Through our wholly owned subsidiary, Metropolitan Commercial Bank (the “Bank”), with five retail offices located in the New York metropolitan area, we offer a wide variety of business and personal banking products and services. The Bank offers a traditional range of services to individuals, businesses and others needing banking services. Its primary lending products are commercial mortgages and commercial and industrial loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. The Bank’s primary deposit products are checking, savings, and term deposit accounts, and its deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the maximum amounts allowed by law.

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Critical Accounting Policies

A summary of our accounting policies is described in Note 1 to the consolidated financial statements included in this report. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for Loan and Lease Losses. Although management evaluates available information to determine the adequacy of the allowance for loan and lease losses, the level of allowances is an estimate which is subject to significant judgement and short term change. Because of uncertainties associated with local economic conditions, collateral values and future cash flows on the loan portfolio, it is reasonably possible that a material change could occur in the allowance for loan and lease losses in the near term due to economic, operating, regulatory and other conditions beyond the Company’s control. However, the amount of the change that is reasonably possible cannot be estimated. The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, we may ultimately incur losses that vary from management’s current estimates. Adjustments to the allowance for loan and lease losses will be reported in the period such adjustments become known or can be reasonably estimated. All loan losses are charged to the allowance for loan and lease losses when the loss actually occurs or when the collectability of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery.

Emerging Growth Company. Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by the Financial Accounting Standards Board (“FASB”) or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. The Company elected delayed effective dates of recently issued accounting standards.

Although we are still evaluating the JOBS Act, we may take advantage of some of the reduced regulatory and reporting requirements that are available to it so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Results of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except ratios and per share amounts)	2017	2016	2017	2016
PER COMMON SHARE
Net income (loss) - basic	$0.83	$(0.52)	$1.95	$0.45
Net income (loss) - diluted	0.82	(0.52)	1.94	0.45
Weighted average shares outstanding - basic	4,544	3,884	4,543	3,342
Weighted average shares outstanding - diluted	4,577	3,884	4,576	3,375
Book value	$24.49	$23.08	$24.49	$23.08
SELECTED FINANCIAL DATA
Return on average total assets	0.94%	0.52%	0.84%	0.62%
Return on average shareholders' equity	13.14	6.14	10.59	7.87
Efficiency ratio (1)	53.04	75.65	55.26	67.14
Yield on interest-earning assets	4.21	4.15	4.15	4.13
Cost of funds	0.67	0.59	0.66	0.62
Cost of deposits	0.47	0.51	0.49	0.53
Net interest margin	3.62	3.56	3.57	3.52

(1)	The efficiency ratio is considered a non-GAAP financial measure and is calculated by dividing non-interest expense by the sum of net interest income before provision for loan and lease losses and non-interest income. This ratio is a metric used by management to evaluate the performance of the Bank's business activities. A decrease in our efficiency ratio represents improvement.

Net Income

Net income for the third quarter of 2017 was $3.8 million compared to $1.5 million for the third quarter of 2016. Earnings per fully diluted share for the third quarter of 2017 was $0.82. Loss per basic share for the third quarter of 2016 was $0.52, resulting from the distribution of approximately $3.4 million of dividends paid to preferred stockholders in August of 2016. Net income for the nine months ended September 30, 2017 was $9.0 million, or $1.94 diluted earnings per share, compared to $5.0 million, or $0.45 diluted earnings per share, for the nine months ended September 30, 2016.

Returns on average stockholders’ equity and average total assets for the third quarter of 2017 were 13.14% and 0.94%, respectively, compared to 6.14% and 0.52% for the third quarter last year. Returns on average stockholders’ equity and average total assets for the nine months ended September 30, 2017 were 10.59% and 0.84%, respectively, compared to 7.87% and 0.62%, for the same period last year.

Net Interest Income

Net interest income is the difference between interest earned on assets and interest incurred on liabilities. The following table presents an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities for the quarters ended September 30, 2017 and 2016:

	For the three months ended September 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)

Interest-earning assets:
Loans	$1,326,923	$15,537	4.65%	$958,004	$10,922	4.54%
Available-for-sale securities	34,930	178	2.04	39,553	198	2.00
Held-to-maturity securities	5,844	30	2.05	7,083	34	1.92
Other interest-earning assets	178,635	656	1.46	82,011	170	0.84
Total interest-earning assets	1,546,332	16,401	4.21	1,086,651	11,324	4.15
Noninterest-earning assets	101,512			44,094
Allowance for loan and lease losses	(14,301)			(11,709)
Total assets	$1,633,543			$1,119,036

Interest-bearing liabilities:
Money market and savings accounts	$576,619	$1,337	0.92%	$530,170	$978	0.73%
Certificates of deposit	76,506	251	1.30	99,260	296	1.19
Total interest-bearing deposits	653,125	1,588	0.96	629,430	1,274	0.81
Borrowed funds	112,651	849	2.95	49,128	232	1.88
Total interest-bearing liabilities	765,776	2,437	1.26	678,558	1,506	0.88
Noninterest-bearing deposits	682,303			324,103
Other non-interest bearing liabilities	68,409			21,992
Total liabilities	1,516,488			1,024,653
Equity	117,055			94,383
Total liabilities and equity	$1,633,543			$1,119,036

Net interest income		$13,964			$9,818
Net interest rate spread (2)			2.95%			3.27%
Net interest-earning assets (3)	$780,556			$408,093
Net interest margin (4)			3.62%			3.56%
Average interest-earning assets to average interest-bearing liabilities	201.93%			160.14%

(1)	Yields and rates are annualized for the three months ended September 30, 2017 and 2016.

(2)	Represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.

(4)	Represents net interest income divided by total average interest-earning assets.

The following table presents an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2017 and 2016:

	For the nine months ended September 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)

Interest-earning assets:
Loans	$1,192,463	$40,771	4.57%	$904,874	$30,874	4.56%
Available-for-sale securities	35,782	548	2.04	42,900	643	2.00
Held-to-maturity securities	6,099	94	2.06	5,945	88	1.97
Other interest-earning assets	147,385	1,476	1.34	89,636	619	0.92
Total interest-earning assets	1,381,729	42,889	4.15	1,043,355	32,224	4.13
Noninterest-earning assets	59,408			41,811
Allowance for loan and lease losses	(12,979)			(11,000)
Total assets	$1,428,158			$1,074,166

Interest-bearing liabilities:
Money market and savings accounts	$562,539	$3,562	0.84%	$496,176	$2,697	0.73%
Certificates of deposit	79,494	754	1.27	105,226	923	1.17
Total interest-bearing deposits	642,033	4,316	0.90	601,402	3,620	0.80
Borrowed funds	111,480	2,061	2.44	71,067	965	1.81
Total interest-bearing liabilities	753,513	6,377	1.13	672,469	4,585	0.91
Noninterest-bearing deposits	542,200			298,911
Other non-interest bearing liabilities	18,548			18,676
Total liabilities	1,314,261			990,056
Equity	113,897			84,110
Total liabilities and equity	$1,428,158			$1,074,166

Net interest income		$36,512			$27,639
Net interest rate spread (2)			3.02%			3.22%
Net interest-earning assets (3)	$628,216			$370,886
Net interest margin (4)			3.57%			3.52%
Average interest-earning assets to average interest-bearing liabilities	183.37%			155.15%

(1)	Yields and rates are annualized for the nine months ended September 30, 2017 and 2016.

(2)	Represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.

(4)	Represents net interest income divided by total average interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Three months ended September 30,			Nine months ended September 30,
	2017 vs. 2016			2017 vs. 2016
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Loans	$4,342	$273	$4,615	$9,830	$67	$9,897
Available-for-sale securities	(24)	4	(20)	(108)	13	(95)
Held-to-maturity securities	(6)	2	(4)	2	4	6
Other interest-earning assets	301	185	486	502	355	857
Total interest-earning assets	4,613	464	5,077	10,226	439	10,665

Interest-bearing liabilities:
Money market and savings accounts	90	269	359	406	460	866
Certificates of deposit	(75)	30	(45)	(261)	91	(170)
Total deposits	15	299	314	145	551	696

Borrowed funds	428	189	617	680	416	1,096

Total interest-bearing liabilities	443	488	931	825	967	1,792

Change in net interest income	$4,170	$(24)	$4,146	$9,401	$(528)	$8,873

Net interest income for the third quarter of 2017 was $14.0 million, an increase of $4.1 million, or 42.2%, compared to $9.8 million for the third quarter of 2016. Net interest income for the nine months ended September 30, 2017 was $36.5 million, an increase of $8.9 million, or 32.1%, compared to $27.6 million in the first nine months of 2016. The increases in net interest income were primarily due to increases in average interest-earning assets, which, when compared to the same periods in 2016, increased $459.7 million for the third quarter of 2017 and $338.4 million for the nine months ended September 30, 2017. The increases in average interest earning assets were primarily due to increases in loans. These increases were partially offset by increases in average interest bearing liabilities of $87.2 million and $81.0 million for the three and nine month periods ended September 30, 2017, respectively compared to the same periods in 2016. Net interest margin increased six basis points to 3.62% in the three month period ended September 30, 2017, from the third quarter of 2016. For the nine months ended September 30, 2017, net interest margin was 3.57%, an increase of five basis points when compared with the same period prior year.

Total available for sale securities averaged $34.9 million in the quarter ended September 30, 2017, compared to $39.6 million for the third quarter of 2016. The overall yield on our investment securities portfolio was 2.0% in the current quarter, an increase of 38 basis points when compared to the third quarter of last year, primarily due to improved reinvestment rates. At September 30, 2017 and December 31, 2016, our securities portfolio primarily consisted of highly-rated mortgage-backed securities and collateralized mortgage obligations issued by government agencies.

For the quarter ended September 30, 2017, average total loans were $1.3 billion, or 85.8% of average interest earning assets, compared to $958.0 million, or 88.2% of average interest earning assets, at September 30, 2016. Average commercial and industrial loans increased $29.7 million, or 8.7%, to $369.1 million at September 30, 2017 from $339.4 million at September 30, 2016. Average multifamily loans increased $119.3 million, or 193.0%, to 181.0 million at September 30, 2017 from $61.8 million at September 30, 2016. Average consumer loans increased $32.7 million, or 245%, to $46.1 million at September 30, 2017 from $13.3 million at September 30, 2016. Average construction loans decreased by $100,000, or 0.4%, to $37.5 million at September 30, 2017 from $37.7 million at September 30, 2016. Average one-to-four family residential loans decreased $4.4 million, or 14.6%, to $25.8 million at September 30, 2017 from $30.3 million at September 30, 2016. Average commercial real estate loans increased by $186.7 million, or 45.4%, to $598.2 million at September 30, 2017 from $411.4 million at September 30, 2016.

For the nine months ended September 30, 2017, average total loans were $1.2 billion, or 83.5% of average total assets, compared to $904.9 million, or 84.2% of average total assets, at September 30, 2016. Average commercial and industrial loans increased $28.8 million, or 9.0%, to $346.6 million at September 30, 2017 from $317.8 million at September 30, 2016. Average multifamily loans increased $94.3 million, or 158.7%, to $153.8 million at September 30, 2017 from $59.4 million at September 30, 2016. Average consumer loans increased $20.9 million, or 228.1%, to $30.1 million at September 30, 2017 from $9.2 million at September 30, 2016. Average construction loans decreased by $2.6 million, or 7.1%, to $33.8 million at September 30, 2017 from $36.4 million at September 30, 2016. Average one-to-four family residential loans decreased $6.5 million, or 19.8%, to $26.1 million at September 30, 2017 from $32.6 million at September 30, 2016. Average commercial real estate loans increased by $145.6 million, or 37.8%, to $530.6 million at September 30, 2017 from $385.0 million at September 30, 2016.

Average non-interest-bearing demand deposits for the third quarter of 2017 were $682.3 million, an increase of $358.2 million, or 110.5%, when compared to the third quarter of 2016. For the nine months ended September 30, 2017, average non-interest bearing demand deposits increased $243.3 million, or 81.4%. Non-interest-bearing demand deposits continue to comprise a significant component of our deposit mix, representing 56% of all deposits at September 30, 2017. Additionally, average NOW and interest-bearing demand and money market accounts totaled $576.6 million for the third quarter of 2017, an increase of $46.4 million, or 8.8%, when compared to the third quarter of 2016. Core deposits have provided us with a source of stable and relatively low cost funding, which has positively affected our net interest margin and income. As a result of the current competitive environment, our funding cost for money market and savings accounts increased to 0.92% for the quarter ended September 30 2017 compared to 0.73% for the third quarter of 2016 and increased to 0.84% for the nine months ended September 30, 2017 from 0.73% during the first nine months of 2016.

For the third quarter of 2017, average total borrowings increased $63.5 million, or 129.3%, to $112.7 million compared to $49.1 million for the third quarter of 2016. The increase in average total borrowings, when compared to the third quarter of 2016, was primarily due to growth in earning-assets. The average cost of total borrowings was 3.0% and 1.9% for the third quarters of 2017 and 2016, respectively. The increase in the average cost of borrowings reflects the effect of the issuance in March 2017 of $25.0 million in subordinated notes bearing an interest rate of 6.3%.

Provision for Loan and Lease Losses

Our provision for loan and lease losses was $1.2 million for the quarter ended September 30, 2017, compared to $200,000 for the third quarter last year, an increase of $1.0 million or over 530.0%. For the nine months ended September 30, 2017, our provision for loan and lease losses was $3.6 million, compared to $2.0 million for the same period last year, an increase of $1.6 million, or 78.0%. The allowance for loan and lease losses as a percentage of loans was 1.1%, 1.1% and 1.2% as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively. The decrease in the allowance percentage from September 30, 2016 to December 31, 2016 to September 30, 2017 was primarily due to changes in the composition of the loan portfolio, including the charge off of $5.1 million of our taxi medallion portfolio in December of 2016, which decreased our total exposure to taxi medallion loans to $3.7 million at September 30, 2017.

For additional information about the provision for loan and lease losses, see the discussion of asset quality and the Allowance for Loan and Lease Losses later in this report, as well as in Note 3 in this report.

Non-Interest Income

For the quarter ended September 30, 2017, non-interest income was $2.2 million, an increase of $913,000 or 69.1%, when compared to the third quarter of last year. The increase was due to a $613,000 increase in service charges on deposit accounts, a $322,000 increase in other service fees and a $70,000 increase in debit card income. These increases were partially offset by a $92,000 decline in loan prepayment penalties.

For the nine months ended September 30, 2017, non-interest income was $5.1 million, an increase of $916,000, or 22.2%, when compared to the same period last year. The increase was due to a $1.0 million increase in service charges on deposit accounts, a $342,000 increase in debit card income and the effect of a $40,000 net gain on sales of securities in 2016, partially offset by a $348,000 decrease in loan prepayment penalties.

Non-Interest Expense

For the quarter ended September 30, 2017 non-interest expense was $8.6 million, an increase of $200,000, or 1.9%, when compared to the same period last year. The increased non-interest expense reflects increases in professional fees of $600,000, core processing fees of $200,000 and deposit insurance assessments of $200,000, partially offset by an $800,000 decrease in employee expense (including salaries and benefits).

For the nine months ended September 30, 2017, non-interest expense was $23.0 million, an increase of $1.7 million or 7.7%, when compared to the same period last year. The increase reflects increases in professional fees of $700,000, bank premises and equipment expense of $300,000, salaries and employee benefits of $300,000, and core processing fees of $300,000.

FINANCIAL CONDITION

Our total assets were $1.7 billion at September 30, 2017, an increase of $503.4 million from $1.2 billion at December 31, 2016. The increase was primarily due to an increase in net loans of $323.1 million or 31.0%, and an increase in cash and cash equivalents of $184.2 million or 222.0%, which was partially offset by a decrease in securities available-for-sale and held-for-maturity of $4.2 million or 9.6%.

Cash and cash equivalents increased $184.2 million, or 222%, to $267.1 million at September 30, 2017 from $82.9 million at December 31, 2016. The increase in cash and cash equivalents resulted from an increase in demand deposits and the subordinated debt issuance during the nine months ended September 30, 2017.

Securities

Marketable securities are classified as Available for Sale, while investments in obligations qualifying under the Community Reinvestment Act, that are intended to be held till the end of their term are generally classified as Held to Maturity. The following table sets forth the amortized cost and fair value of our securities portfolio (excluding Federal Home Loan Bank of New York) at the dates indicated. At September 30, 2017 and December 31, 2016 all of the mortgage-backed securities and collateralized mortgage obligations we held were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.

	September 30, 2017			December 31, 2016
	Amortized	Fair	Percentage of	Amortized	Fair	Percentage of
	Cost	Value	Fair Value	Cost	Value	Fair Value
	(Dollars in thousands)
Available for sale
Residential mortgage-backed securities	$26,145	$26,170	77.1%	$29,152	$29,027	77.5%
Residential collateralized mortgage obligations	3,022	2,950	8.7	5,233	5,103	13.9
Commercial mortgage backed securities guaranteed by U.S. government sponsored agencies	1,591	1,566	4.7	-	-	-
Municipal bonds	1,105	1,126	3.3	1,122	1,136	3.0
CRA mutual fund	2,148	2,110	6.2	2,115	2,063	5.6
Total securities available for sale	$34,011	$33,922	100.0%	$37,622	$37,329	100.0%

Loans

At September 30, 2017, gross loans were $1.4 billion, or 80.2% of total assets, compared to $1.0 billion, or 85.4% of total assets, at December 31, 2016. Commercial and industrial loans increased $30.9 million, or 9.8%, to $346.7 million at September 30, 2017 from $315.9 million at December 31, 2016. Multifamily loans increased $70.4 million, or 60.0%, to $187.8 million at September 30, 2017 from $117.4 million at December 31, 2016. Consumer loans increased $28.3 million, or 150.6%, to $47.2 million at September 30, 2017 from $18.8 million at December 31, 2016. One-to-four family residential loans decreased $700,000 or 2.7%, to $25.8 million at September 30, 2017 from $26.5 million at December 31, 2016. Construction loans also increased by $8.2 million, or 28.1%, to $37.7 million at September 30, 2017 from $29.4 million at December 31, 2016. Commercial real estate loans increased by $188.8 million, or 34.5%, to $736.5 million at September 30, 2017 from $547.7 million at December 31, 2016.

The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, and the dollar and percentage change (dollars in thousands):

	September 30,	December 31,	Dollar	Percentage
	2017	2016	Change	Change
Real Estate:
Commercial	$736,487	$547,711	$188,776	34.5%
Construction	37,723	29,447	8,276	28.1
Multifamily	187,753	117,373	70,380	60.0
One-to-four family	25,777	26,480	(703)	(2.7)
Commercial and industrial	346,738	315,870	30,868	9.8
Consumer	47,171	18,825	28,346	150.6

Total loans receivable	$1,381,649	$1,055,706	$325,943	30.9%

Non-Performing Assets

Non-performing assets consist of non-accrual loans, non-accrual troubled debt restructurings and other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure. Past due status on all loans is based on the contractual terms of the loan. It is generally the Company’s policy that a loan 90 days past due be placed in non-accrual status unless factors exist that would eliminate the need to place a loan in this status. A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. At the time loans are placed in non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed. All payments received on non-accrual loans are applied to principal. Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Company expects to receive all of its original principal and interest. In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept in non-accrual status until the entire principal balance has been recovered.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	September 30,	December 31,
	2017	2016
Non-accrual loans:
Real Estate:
Commercial	$841	$-
Construction	-	-
Multifamily	-	-
One-to-four family	2,466	-
Commercial and industrial	3,660	3,660
Consumer	125	-
Total non-performing assets	$7,092	$3,660

Troubled debt restructurings:
Real Estate:
Commercial	$5,458	$5,504
Construction	-	-
Multifamily	-	-
One-to-four family	1,128	1,130
Commercial and industrial	1,115	1,255
Consumer	-	-
Total	$7,701	$7,889

Ratios:
Total non-performing loans to total loans	0.51%	0.35%
Total non-performing loans to total assets	0.41%	0.30%
Total non-performing assets to total assets	0.41%	0.30%

Non-Performing Loans

Non-performing loans totaled $7.1 million at September 30, 2017, or 0.51% of total loans, compared with $3.7 million at December 31, 2016, or 0.35% of total loans. The increase in non-performing loans at September 30, 2017 was primarily in residential real estate, in particular one large, well collateralized 1-4 family loan. Non-performing assets was 0.41% of total assets, at September 30, 2017, compared with 0.30% of total assets, at December 31, 2016. As noted above, the increase in non-performing assets was primarily due to the residential real estate segment of the loan portfolio.

Accruing Loans Past due 90 Days or More

There was no recorded investment in accruing loans past due 90 days or more at September 30, 2017, or December 31, 2016.

Troubled Debt Restructurings

The Company works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Company modified the terms of select loans to maximize their collectability. The modified loans are considered TDRs under current accounting guidance. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. The Company had no non-accrual TDRs at September 30, 2017 or December 31, 2016. As of September 30, 2017, the Company had $7.7 million of accruing TDRs compared with $7.9 million as of December 31, 2016.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. Impaired loans at September 30, 2017 totaled $14.8 million, including TDRs of $7.7 million, compared to $11.5 million at December 31, 2016, including TDRs of $7.9 million. The increase in impaired loans was due primarily to an increase in impaired one to four family loans. Included in the recorded investment of impaired loans at September 30, 2017, are loans totaling $4.3 million for which impairment allowances of $0.4 million have been specifically allocated to the allowance for loan and lease losses. As of December 31, 2016, the impaired loan total included $4.2 million of loans for which specific impairment allowances of $0.4 million were allocated to the allowance for loan and lease losses.

The majority of the Company's impaired loans are secured and measured for impairment based on collateral evaluations. It is the Company's policy to obtain updated appraisals, by independent third parties, on loans secured by real estate at the time a loan is determined to be impaired. An impairment measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation or charge-off. In determining the amount of any specific allocation or charge-off, the Company will make adjustments to reflect the estimated costs to sell the property. Upon receipt and review of the updated appraisal, an additional measurement is performed to determine if any adjustments are necessary to reflect the proper provisioning or charge-off. Impaired loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allocation or recognition of additional charge-offs. Real estate values in the Company's market area have been holding steady. Non-real estate collateral may be valued using (i) an appraisal, (ii) net book value of the collateral per the borrower’s financial statements, or (iii) accounts receivable aging reports, that may be adjusted based on management’s knowledge of the client and client’s business. If market conditions warrant, future appraisals are obtained for both real estate and non-real estate collateral.

Allowance for Loan and Lease Losses

The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans. The allowance is established based on management’s evaluation of the probable incurred losses inherent in our portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances.

A loan is classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. Specific valuation allowances are established based on management’s analysis of individually impaired loans. Factors considered by management in determining impairment include payment status, evaluations of the underlying collateral, expected cash flows, delinquent or unpaid property taxes, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is determined to be impaired and is placed on non-accrual status, all future payments received are applied to principal and a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current qualitative factors. Loans not impaired but classified as substandard and special mention use a historical loss factor on a rolling five-year history of net losses. For all other unclassified loans, the historical loss experience is determined by portfolio class and is based on the actual loss history experienced by the Company over the most recent two years. This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio class. These qualitative factors include consideration of the following: (1) lending policies and procedures, including underwriting standards and collection, charge-off and recovery policies, (2) national and local economic and business conditions and developments, including the condition of various market segments, (3) loan profiles and volume of the portfolio, (4) the experience, ability, and depth of lending management and staff, (5) the volume and severity of past due, classified and watch-list loans, non-accrual loans, troubled debt restructurings, and other modifications (6) the quality of the Bank’s loan review system and the degree of oversight by the Bank’s Board of Directors, (7) collateral related issues: secured vs. unsecured, type, declining valuation environment and trend of other related factors, (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations, (9) the effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Bank’s current portfolio and (10) the impact of the global economy.

The allowance for loan and lease losses is increased through a provision for loan and lease losses charged to operations. Loans are charged against the allowance for loan and lease losses when management believes that the collectability of all or a portion of the principal is unlikely. Management's evaluation of the adequacy of the allowance for loan and lease losses is performed on a periodic basis and takes into consideration such factors as the credit risk grade assigned to the loan, historical loan loss experience and review of specific impaired loans. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The allowance for loan and lease losses was $15.1 million at September 30, 2017, up from $11.8 million at December 31, 2016. The ratio of allowance for loan and lease losses to total loans was 1.09% at September 30, 2017, down from 1.12% at December 31, 2016, respectively. Net charge-offs for the three months ended September 30, 2017 and September 30, 2016 were $34 thousand and $397 thousand respectively. Net charge-offs for the nine months ended September 30, 2017 and 2016 were $300 thousand and $445 thousand, respectively.

Summary of Loan Loss Experience

The following tables present a summary by loan portfolio segment of our ALLL, loan loss experience, and provision for loan and lease losses for the periods indicated:

	For the three months ended September 30,
	2017	2016
Balance at beginning of period	$13,909	$11,704
Charge-offs:
Real Estate:
Commercial	-	-
Construction	-	-
Multifamily	-	-
One-to-four family	-	(274)
Commercial and industrial	-	(123)
Consumer	(34)	-
Total charge-offs	(34)	(397)
Recoveries:
Real Estate:
Commercial	-	-
Construction	-	-
Multifamily	-	-
One-to-four family	-	-
Commercial and industrial	-	-
Consumer	-	-
Total recoveries	-	-
Net charge-offs	(34)	(397)
Provision for loan and lease losses	1,200	190
Balance at end of period	$15,075	$11,497
Ratio of net charge-offs to average loans outstanding	0.00%	0.17%
Ratio of allowance for loan and lease losses to total loans outstanding	1.09%	1.19%

	For the nine months ended September 30,
	2017	2016
Balance at beginning of period	$11,815	$9,942
Charge-offs:
Real Estate:
Commercial	-	-
Construction	-	-
Multifamily	-	-
One-to-four family	-	(274)
Commercial and industrial	(220)	(174)
Consumer	(80)	-
Total charge-offs	(300)	(448)
Recoveries:
Real Estate:
Commercial	-	-
Construction	-	-
Multifamily	-	-
One-to-four family	-	3
Commercial and industrial	-	-
Consumer	-	-
Total recoveries	-	3
Net charge-offs	(300)	(445)
Provision for loan and lease losses	3,560	2,000
Balance at end of period	$15,075	$11,497
Ratio of net charge-offs to average loans outstanding	0.03%	0.07%
Ratio of allowance for loan and lease losses to total loans outstanding	1.09%	1.19%

Deposits

The table below summarizes the Company’s deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2016 to September 30, 2017 (in thousands):

	September 30,	December 31,	Dollar	Percentage
	2017	2016	Change	Change
Non-interest-bearing demand deposits	$826,345	$403,402	$422,943	104.8%
Money market and other savings accounts	579,113	499,865	79,248	15.9%
Time deposits	83,185	90,513	(7,328)	(8.1)%
Total	$1,488,643	$993,780	$494,863	49.8%

Total deposits increased $494.9 million, or 49.8%, to $1.5 billion at September 30, 2017 from $993.8 million at December 31, 2016. The increase was attributable primarily to increases of $422.9 million in non-interest bearing demand deposits, and $79.2 million in money market accounts and other savings. These increases were partially offset by a decrease of $7.3 million in time deposits. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit. Core deposits totaled $1.4 billion at September 30, 2017, or 94.4% of total deposits at that date, compared with 90.9% at December 31, 2016.

The Company’s deposit strategy is to fund the Bank with stable, low-cost deposits, primarily checking account deposits and other low interest-bearing deposit accounts. A checking account is the driver of a banking relationship and consumers consider the bank where they have their checking account as their primary bank. These customers will typically turn to their primary bank first when in need of other financial services. Strategies that have been developed and implemented to generate these deposits include: (i) acquire deposits by deepening existing relationships and entering new markets through de novo branching or branch acquisitions, (ii) training branch employees to identify and meet client financial needs with Bank products and services, (iii) link business loans to the customer's primary checking account at the Bank, (v) continue to develop debit card issuing business that generates non-interest bearing deposits, and (vi) constantly monitor the Company’s pricing strategies to ensure competitive products and services.

Borrowings

At September 30, 2017, we had the ability to borrow a total of $261.5 million from the Federal Home Loan Bank of New York, subject to pledging additional collateral. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $93.8 million. At December 31, 2016, we had the ability to borrow a total of $204.4 million from the Federal Home Loan Bank of New York. At December 31, 2016, we also had an available line of credit with the Federal Reserve Bank of New York discount window of $67.9 million.

Trust Preferred Securities: On December 7, 2005, the Company established MetBank Capital Trust I, a Delaware statutory trust (“Trust I”). The Company owns all of the common capital securities of Trust I in exchange for contributed capital of $310,000. Trust I issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust I’s common capital securities, in the Company through the purchase of $10.310 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust I, mature on December 9, 2035 and bear interest at a fixed rate of 6.82% for the first five years, then at a floating rate of 3-month LIBOR plus 1.85%. The Debentures are callable after five years.

On July 14, 2006, the Company established MetBank Capital Trust II, a Delaware statutory trust (“Trust II”). The Company owns all of the common capital securities of Trust II in exchange for contributed capital of $310,000. Trust II issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust II’s common capital securities, in the Company through the purchase of $10.310 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust II, mature on October 7, 2036, and bear interest at a fixed rate of 7.61% for the first five years, then at a floating rate of three-month LIBOR plus 2.00%. The Debentures are callable after five years.

Subordinated Notes: On March 8, 2017, the Company closed the issuance of its $25 million subordinated notes at 100% issue price to accredited institutional investors. The notes mature on March 15, 2027 and bear an interest rate of 6.25% per annum. The interests are paid semi-annually on March 15th and September 15th of each year through March 15, 2022 and quarterly thereafter on March 15th, June 15th, September 15th and December 15th of each year.

Interest rate from March 15, 2022 to the maturity date shall reset quarterly to an interest rate per annum equal to the then current three month LIBOR (not less than zero) plus 426 basis points, payable quarterly in arrears. The Company may redeem the subordinated notes beginning with the interest payment date of March 15, 2022 and on any scheduled interest payment date thereafter. The subordinated notes may be redeemed in whole or in part, at a redemption price equal to 100% of the principal amount of the subordinated notes plus any accrued and unpaid interest.

Stockholders’ Equity

Total stockholders’ equity increased $9.5 million, or 8.6%, to $119.0 million at September 30, 2017, from $109.5 million at December 31, 2016. The increase for the nine months ended September 30, 2017 was primarily due to $9.0 million in net income.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations as of September 30, 2017 and December 31, 2016, respectively, excluding FHLB advances. As of September 30, 2017 total outstanding FHLB borrowings were $43.8 million, all of which had a maturity of less than one year. As of December 31, 2016 total outstanding FHLB borrowings were $78.4 million out of which $66.0 million had a maturity of less than one year and $12.4 million had a maturity of more than one year through three years.

Contractual Maturities
	Less Than One Year	More Than One Year Through Three Years	More Than Three Years Through Five Years	Over Five Years	Total
	(In thousands)
September 30, 2017
Operating lease obligations	$2,102	$4,372	$3,270	$4,930	$14,674
Trust preferred securities	-	-	-	20,620	20,620
Subordinated notes	-	-	-	24,468	24,468
Time deposits	65,215	17,657	313	-	83,185
Total	$67,317	$22,029	$3,583	$50,018	$142,947

December 31, 2016
Operating lease obligations	$2,142	$4,297	$3,763	$6,059	$16,261
Trust preferred securities	-	-	-	20,620	20,620
Time deposits	56,363	33,801	349	-	90,513
Total	$58,505	$38,098	$4,112	$26,679	$127,394

Off-Balance Sheet Arrangements. We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2017 and December 31, 2016, cash and cash equivalents totaled $267.1 million and $82.9 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $33.9 million at September 30, 2017 and $37.3 million at December 31, 2016.

At September 30, 2017, we had the ability to borrow a total of $261.5 million from the Federal Home Loan Bank of New York, subject to pledging additional collateral. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $93.8 million.

At December 31, 2016, we had the ability to borrow a total of $204.4 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $67.9 million.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or obtain additional funds through brokered certificates of deposit.

At September 30, 2017, we had $73.7 million in loan commitments outstanding. We also had $22.7 million in standby letters of credit at September 30, 2017. At December 31, 2016, we had $70.8 million in loan commitments outstanding. We also had $9.8 million in standby letters of credit at December 31, 2016.

Certificates of deposit due within one year of September 30, 2017 totaled $65.2 million, or 4.4% of total deposits. Total certificates of deposit were $83.2 million or 5.6% of total deposits at September 30, 2017. Certificates of deposit due within one year of December 31, 2016 totaled $56.4 million, or 5.7% of total deposits. Total certificates of deposit were $90.5 million or 9.1% of total deposits at December 31, 2016.

Our primary investing activities are the origination, and to a lesser extent purchase, of loans and the purchase of securities. During the nine months ended September 30, 2017, we originated or purchased $475.5 million of loans and $1.5 million of securities. During the nine months ended September 30, 2016, we originated or purchased $397.6 million of loans and purchased $4.2 million in securities. During the year ended December 31, 2016, we originated or purchased $533.6 million of loans and $4.2 million of securities.

Financing activities consist primarily of activity in deposit accounts. We experienced an increase in total deposits of $494.9 million and $158.5 million for the nine months ended September 30, 2017 and 2016, respectively. We generate deposits from businesses and individuals through client referrals and other relationships and through our retail presence. We believe we have a very stable core deposit base due primarily to our cash management solutions for middle-market businesses as we strongly encourage and are generally successful in having our business borrowers maintain their entire banking relationship with us. The high level of transaction accounts is expected to be maintained. We have established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds. Since inception, we have not had the need to borrow significantly from the Federal Home Loan Bank of New York. We have been able to use the cash generated from the increases in deposits to fund loan growth in recent periods.

On November 8, 2017, the Company completed its initial public offering. The net proceeds from the stock offering will initially increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity will be adversely affected following the stock offering.

The Company and Metropolitan Commercial Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At September 30, 2017 and December 31, 2016, Metropolitan Commercial Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. The Company and Metropolitan Commercial Bank manage their capital to comply with our internal planning targets and regulatory capital standards administered by federal banking agencies. The Bank reviews capital levels on a monthly basis.

	At September 30, 2017	At December 31,		Minimum Ratio to be “Well Capitalized” under Prompt Corrective Action Rules	Minimum Ratio Required for Capital Adequacy Purposes
		2016	2015
The Company:
Tier 1 leverage ratio	7.96%	10.49%	9.34%	N/A	4.0%
Common equity tier 1	7.38%	10.80%	10.44%	N/A	4.5%
Total risk-based capital ratio	12.01%	12.45%	11.98%	N/A	6.0%
Tier 1 risk-based capital ratio	9.19%	11.32%	10.93%	N/A	8.0%

Metropolitan Commercial Bank:
Tier 1 leverage ratio	9.32%	10.41%	9.26%	5.0%	4.0%
Common equity tier 1	10.77%	11.25%	10.83%	6.5%	4.5%
Tier 1 risk-based capital ratio	10.77%	11.25%	10.83%	8.0%	6.0%
Total risk-based capital ratio	11.85%	12.38%	12.08%	10.0%	8.0%

Basel III revised the capital adequacy requirements and the Prompt Corrective Action Framework effective January 1, 2015 for Metropolitan Commercial Bank. When fully phased in on January 1, 2019, the Basel Rules will require the Company and Metropolitan Commercial Bank to maintain a 2.5% “capital conservation buffer” on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General. The principal objective of our asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The board of directors of our bank has oversight of our asset and liability management function, which is managed by our Asset/Liability Management Committee. Our Asset/Liability Management Committee meets regularly to review, among other things, the sensitivity of our assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That group also reviews our liquidity, capital, deposit mix, loan mix and investment positions.

Interest Rate Risk. As a financial institution, our primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the fair value of all interest earning assets and interest bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

We manage our exposure to interest rates primarily by structuring our balance sheet in the ordinary course of business. We do not typically enter into derivative contracts for the purpose of managing interest rate risk, but we may do so in the future. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

Net Interest Income At-Risk. We analyze our sensitivity to changes in interest rates through our net interest income simulation model. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning September 30, 2017 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income.

Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results. The following table indicates the sensitivity of projected annualized net interest income to the interest rate movements described above at September 30, 2017:

Change in Interest Rates (basis points)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)

+400	$72,727	26.4%
+300	68,902	19.8%
+200	65,074	13.1%
+100	61,332	6.6%
—	57,536	—%
-100	54,968	(4.5)%

The table above indicates that at September 30, 2017, in the event of a 200 basis point increase in interest rates, we would experience a 13.1% increase in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 4.5% decrease in net interest income.

Economic Value of Equity Analysis. We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates.

The table below represents an analysis of our interest rate risk as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +300 and +400 basis points and -100 basis points) at September 30, 2017.

		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Fair Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)

+400	$188,114	$26,737	16.6%	11.05%	1.57
+300	182,114	20,737	12.9%	10.70%	1.22
+200	174,908	13,531	8.4%	10.27%	0.79
+100	170,594	9,217	5.7%	10.02%	0.54
-	161,377	-	-	9.48%	-
-100	147,103	(14,274)	(8.9)%	8.64%	(0.84)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

The table above indicates that at September 30, 2017, in the event of a 100 basis point decrease in interest rates, we would experience a 0.8% decrease in our economic value of equity. In the event of a 200 basis points increase in interest rates, we would experience an increase of 0.8% in economic value of equity.

The preceding income simulation analysis does not represent a forecast of actual results and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary, prepayment/refinancing levels, the varying impact of interest rate changes on caps and floors embedded in adjustable-rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables will likely deviate from those assumed.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer, who is the Company's principal executive officer, and its Chief Financial Officer, who is the Company's principal financial officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2017 pursuant to Rule 13a-15 of the Exchange, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2017. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in reports filed by the Company under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various pending and threatened legal actions relating to the conduct of our normal business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to our financial condition, results of operations, and liquidity.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed under the heading “Risk Factors” in the Company’s prospectus dated November 7, 2017 as filed with the SEC pursuant to Securities Act Rule 424(b)(4) on November 8, 2017 (the “Prospectus”). The Company’s evaluation of the risk factors applicable to it has not changed materially from those disclosed in the Prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

In response to the recent articles published in certain investor websites regarding the impact of cryptocurrencies on our financial statements, we are providing further details regarding our involvement in this area. Metropolitan Commercial Bank maintains a diversified approach to generating deposits through a number of verticals including borrowing relationships, retail relationships and debit card issuing relationships. As a part of this strategy, we also have a relationship with a cryptocurrency exchange. This customer maintains two different types of accounts with us. One account is for its general corporate purposes and the other account is for settlement activities for the benefit of its customers. The funds deposited by this customer consist of U.S. dollars, not cryptocurrency.

During the three months ended September 30, 2017, this customer maintained an average balance of $108 million in its corporate non-interest bearing account with us. We use these funds in the normal course of business and realize a net interest margin on them.

During the three months ended September 30, 2017, the customer maintained an average balance of approximately $137 million in its non-interest bearing settlement account with us. We do not use funds in the settlement account for our general funding purposes. These balances are transactional in nature and are kept in the overnight funds with the Federal Reserve Bank. Income realization on these funds is limited to the overnight Fed Funds rate.

As of September 30, 2017, Metropolitan Commercial Bank had total deposits of $1.5 billion. Deposit balances related to the cryptocurrency corporate account represents roughly 7% of our total deposit base while that of the settlement account represents 9% of our total deposit base. Since the settlement account is not used for funding purposes, it does not constitute a material source of income or, we believe, liquidity risk for Metropolitan Commercial Bank.

In addition, in the normal course of its business, we provide cash management solutions to our customers including wire transfers, ACH and foreign exchange conversion which are also offered to the cryptocurrency exchange customer. These solutions are provided at the normal fee that is charged to all other customers. An increase in transactions results in an increase in our non-interest income.

ITEM 6. EXHIBITS

See Index of Exhibits that follows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 19, 2017	Metropolitan Bank Holding Corp. and Subsidiary

/s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

/s/ Sangeeta Kishore

Sangeeta Kishore

Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

