Form 10-K
period 2017-12-31
Metropolitan Bank Holding Corp.
filed 2018-03-28
CIK 1476034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.
or
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to         .
Commission file number: 001-38282

METROPOLITAN BANK HOLDING CORP.
(Exact name of registrant as specified in its charter)
New York	82-1340349
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
99 Park Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 365-6700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐   NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐   NO ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒   NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2017, as reported by the New York Stock Exchange, was approximately $97.3 million.
As of March 23, 2018, there were issued and outstanding 8,194,925 shares of the Registrant’s Common Stock.
DOCUMENTS INCOPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders (Part III).

i

NOTE ABOUT FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements reflect the Metroplitan Bank Holding Corp.’s (the “Company”) current views with respect to, among other things, future events and the Company’s financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “attribute,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Accordingly, the Company cautions that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those factors listed in this report under the heading “Risk Factors” and the following: the inability of customers to repay their obligations; developments in the financial services industry and U.S. and global credit markets; downward changes in the direction of the economy nationally; environmental liability; failure to implement new technologies in the Company’s operations; changes in its liquidity; changes in its funding sources; failure of its controls and procedures; and its success in managing risks involved in the foregoing. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. Some of these risks and other aspects of the Company’s business and operations are also described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. The Company undertakes no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, except as required by the law.

PART I
Item 1.   Business
The Company is a bank holding company headquartered in New York, New York and registered under the Bank Holding Company Act (“BHC Act”). Through its wholly owned bank subsidiary, Metropolitan Commercial Bank (the “Bank” or “Metropolitan”), a New York state chartered bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals in the New York metropolitan area. The Company’s founding members, including the Chief Executive Officer Mark DeFazio, recognized a need in the New York metropolitan area for a solutions oriented, relationship bank focused on middle market companies and real estate entrepreneurs who require loans of  $2 – 25 million, which is a size often overlooked or deprioritized by larger financial institutions. The Bank was established in 1999 with the goal of helping these under-served clients build and sustain wealth. Its motto, “The Entrepreneurial Bank,” is a reflection of the Bank’s aspiration to develop a middle-market bank that shares the same entrepreneurial spirit of its clients. By combining the high-touch service and relationship-based focus of a community bank with the extensive suite of financial products and services offered by its largest competitors, Metropolitan is well-positioned to continue to capitalize on the significant growth opportunities available in the New York metropolitan area. In addition to traditional commercial banking products, the Company offers cash management and retail banking services, and serves as an issuing bank for debit card programs nationwide. The Bank has developed various low cost deposit generating strategies, which have made it a core funded institution. The Bank expects these strategies to continue to generate low cost funding, which will allow it to be a branch light franchise.
These activities, together with five strategically located banking centers, generate a stable source of low cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. As of December 31, 2017, the Company’s assets, loans, deposits and stockholders’ equity totaled $1.76 billion, $1.42 billion, $1.40 billion and $236.88 million, respectively.
As a bank holding company, the Company is subject to the supervision of the Board of Governors of the Federal Reserve System (“FRB”). The Company is required to file with the FRB reports and other information regarding its business operations and the business operations of its subsidiaries. As a state-chartered bank that is a member of the Federal Reserve System, the Bank is subject to primary supervision, periodic examination and regulation by the New York State Department of Financial Services (“NYSDFS”) as the state regulator and by the FRB as its primary federal regulator.
Available Information
The Bank’s website address is www.metropolitanbankny.com. The Company makes available free of charge through its website, by clicking the Investor Relations tab and selecting “Annual Reports & SEC Filings” its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and any other reports electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). You may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You can get information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Market Area
The Bank’s primary market consists of the New York metro area, specifically Manhattan and the outer boroughs. This market is well-diversified and represents the largest market for middle market businesses in the country (defined as businesses with annual revenue of  $5 million to $200 million). Middle-market businesses have changed in type, but not in substance, in recent decades following a commercial trend out of manufacturing and into services. Unlike other Metropolitan Statistical Areas (“MSA”), this has been to the advantage of the middle-market business community in the New York metropolitan area, which has continued to grow at a better than average pace relative to other metropolitan regions in the United States.
The Bank operates five banking centers strategically located within close proximity to target clients. There are three banking centers in midtown Manhattan, one banking center in Brooklyn, New York, and one banking center in Great Neck, Long Island. The 99 Park Avenue banking center, adjacent to the

Company headquarters, is located at the center of one of the largest markets for bank deposits in the New York MSA due to the abundance of corporate and high net worth clients. The Manhattan banking centers are centrally located in the heart of neighborhoods strongly identified with specific business sectors, with which the Bank has a strong existing relationship. The Brooklyn banking center is on an active commercial strip in the Boro Park neighborhood, which is home to many small and medium-sized businesses, and where several important existing lending clients live and work. The newest banking center in Great Neck, Long Island represents a natural extension of the Bank’s efforts to establish a physical footprint in areas where many of its existing and prospective commercial clients are located, and also serves as a central hub for philanthropic and community events.
Competitors
The bank and non-bank financial services industries in the Bank’s markets and surrounding areas is highly competitive. It competes with a wide range of regional and national banks located in its market areas as well as non-bank commercial finance companies on a nationwide basis. The Bank faces competition in both lending and attracting funds as well as merchant processing services from commercial banks, savings associations, credit unions, consumer finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, non-bank lenders, government agencies and certain other non-financial institutions. Many of these competitors have more assets, capital and lending limits, and resources than the Bank, and may be able to conduct more intensive and broader-based promotional efforts to reach both commercial and individual customers. Competition for deposit products can depend heavily on pricing because of the ease with which customers can transfer deposits from one institution to another.
The Bank’s primary market areas are New York (Manhattan) and Nassau Counties, New York. The Bank’s market area has a diversified economy typical of most urban population centers, with the majority of employment provided by services, wholesale/retail trade, finance/insurance/real estate (“FIRE”) and construction. Services account for the largest employment sector across the two primary market area counties, while wholesale/retail trade accounts for the second largest employment sector in Nassau and New York Counties. New York City is one of the premier financial centers in the world, and thus FIRE is the third largest employment sector in New York County.
Accessibility, tailored product offerings, disciplined underwriting and differentiated execution create a unique opportunity for the Bank to distinguish itself in the market of its target clients, which the Bank views as under-served by today’s global financial services industry. Establishing banking centers in close proximity to a “critical mass” of its clients has advanced the Company’s ability to retain and grow core deposits, provided opportunities to deepen client relationships, and enhance franchise value. As a result, each of the five banking centers achieved break-even profitability within the first full year of operations.
Business Strategy
The Bank’s strategy is to continue to build a relationship-oriented commercial bank through organically growing its existing client relationships and developing new long-term clients. It focuses on New York metropolitan area middle-market businesses with annual revenue of  $200 million or less and New York metropolitan area real estate entrepreneurs with a net worth of  $5 million or more. The Bank looks to originate and service Commercial Real Estate (“CRE”) and Commercial and Industrial (“C&I”) loans of between $2 million and $25 million, which it believes is generally an under-served segment of the market. As it grows, the Bank plans to continue its success in converting many of its lending clients into full retail relationships. The Bank’s top 100 clients have an average net worth of nearly $150 million and average liquidity of nearly $14 million, which it believes represents a meaningful opportunity to deepen its client relationships.
The Bank differentiates itself in the marketplace by offering excellent service, competitive products innovative solutions, a relatively flat management structure giving clients access to senior management, and an ability to make lending decisions in a timely manner combined with guarantee of execution. The Bank’s lending team has developed industry expertise that enables it to better understand its clients’ businesses and differentiates it from other banks in the market. The Bank believes it is positioned in a market area offering it significant growth opportunities, on which it can capitalize.

On-going relationships and tailored products.
Everything the Bank does, from the people it recruits, to the retail locations it chooses, to the products offered, is optimized toward the goal of helping clients build and sustain wealth. The Bank believes its focus on clients in all aspects of their business, including cash management solutions as well as lending to support business growth, positions it to be able to provide a host of services its clients need now and will continue to need as they grow their businesses. The Bank has the flexibility and commitment to create solutions tailored to the needs of each client. For example, the Bank entered the healthcare lending space in 2001 and methodically built out processes, procedures, and customized infrastructure to support its clients in this vertical. The Bank intends to continue leveraging the quality of its team, existing relationships and client-centered approach to further grow its tailored banking solutions, build deeper relationships and increase penetration in its market area. Additionally, the Bank is always working to improve its team by attracting and developing individuals that embody its spirit as “The Entrepreneurial Bank.” This ensures that it continues to meet its high standard of excellence, which drives relationships and loan growth.
Strong core deposit franchise.
The strength of its deposit franchise comes from the long-standing relationships the Bank has with its clients and the strong ties it has in its market area. The Bank provides its commercial clients with convenient solutions such as remote deposit capture, business online banking and various other retail services and products. It expects to continue its success of converting lending clients into full retail clients and strategically expand its retail presence.
The Bank’s debit card issuing business is the other major source of its core deposit base. It is expected that the debit card issuing business will continue to be a source of low cost deposits, and as the Bank’s partners grow their own customer bases it expects to benefit as their debit card issuer. Additionally, the Bank expects to continue to add new clients to its program. Its debit card issuing business brings a source of fee income in addition to low cost deposits.
Cryptocurrency.
As an issuer of third-party debit cards, the Bank has been well positioned to observe and understand changes in the payment world. Approximately four years ago the Bank was referred by an existing customer to a new customer that operates as an exchange that facilitates the sale or purchase of cryptocurrency. As a result, the Bank has enhanced its comprehensive risk management process to onboard and properly manage accounts related to cryptocurrency businesses.
The Bank will continue to be very selective in choosing clients who are involved in transforming the payment industry and the sale of cryptocurrency. The Board has approved deposit limits for these types of business deposits as part of the Bank’s overall funding strategy. The Bank’s sole role with regard to cryptocurrency businesses will continue to be providing cash management services including wire transfers, ACH and foreign exchange conversion. The Bank will not, at any time, take cryptocurrency exchange rate risk or have any assets or liabilities denominated in cryptocurrencies.
Scalable operating model.
The Bank has invested significantly in its bankers, infrastructure and technology in recent years, which it believes has created a scalable platform that will support future growth. The Bank’s bankers and banking centers continue to scale in size, and it believes there is capacity to grow its business without making significant additional investments, which is expected to improve operating efficiencies over time. As a result of the investments made in previous years, the Bank’s efficiency ratio has fallen to 0.52% for the year ended December 31, 2017, which is expected to continue to improve with additional scale.
Products and Services
The Bank provides a comprehensive set of commercial and retail banking products and services customized to meet the needs of its clients. It also serves as an issuing bank for debit card programs nationwide and offers a broad range of lending products, primarily focused on Commercial Real Estate (CRE) and Commercial & Industrial (C&I) loans.

Lending Products
The Bank’s CRE products include acquisition loans, loans to refinance or return borrower equity on income producing properties, renovation loans, loans on owner occupied properties and construction loans. The Bank lends against a variety of asset classes, including multi-family, mixed use, retail, office, hospitality and warehouse. The Bank has primarily an organic loan origination platform, with only approximately 15% of CRE loans having been introduced by brokers as of December 31, 2017.
The Bank’s C&I products consist primarily of working capital lines of credit secured by business assets, self-liquidating term loans generally made for acquisition of equipment and other long-lived company assets, trade finance and letters of credit. The majority of C&I loans carry the personal guarantee of the principals in the borrowing entity.
Commercial Real Estate
Non-owner occupied CRE comprises the largest component of the Bank’s real estate loan portfolio. These mortgage loans are secured by mixed-use properties, office buildings, commercial condominium units, retail properties, hotels and warehouses. In underwriting these loans, the Bank generally relies on the income that is to be generated by the property as the primary means of repayment. However, the personal guarantee of the principals will frequently be required as a credit enhancement, particularly when the collateral property is in transition (i.e, under renovation and/or in lease-up).
Loans are generally written for terms of three to five years, though loans with longer terms are occasionally written. Interest rates may be fixed or floating, and repayment schedules are generally based on a 25-year amortization schedule; though interest only loans are also offered.
Factors considered in the underwriting include: the stability of the projected cash flow from the real estate based on operating history, tenancy, and current rental market conditions; development and property management experience of the principals; financial wherewithal of the principals, including an analysis of global cash flow; and credit history of the principals. Maximum loan to value ratios range from 50% to 75%, depending on the property type. The minimum debt coverage ratio is 1.20x, with higher coverage required for hospitality and special use properties.
All CRE loans with a total relationship exposure of over $1MM go to Loan Committee for approval. There are four Board members who are permanent members of the Loan Committee; and a minimum of three other Board members rotate quarterly.
A Phase I Environmental Report is required when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that are contaminated with hazardous materials.
Multifamily
The multifamily loan portfolio consists of loans secured by multi tenanted residential properties located in the New York City (“NYC’’) or greater New York area. Almost all of the multi-family loans in the Bank’s portfolio were originated directly through the principals, and were made primarily to finance properties that serve moderate income families in fulfillment of the Bank’s Community Reinvestment Act (“CRA”) requirements.
In underwriting multifamily loans, the Bank employs the same underwriting standards and procedures as are employed for non-owner occupied CRE. Approval authorities are also the same as they are for CRE.
Construction Loans
Construction lending involves additional risks when compared to permanent lending. These risks include completion risk, which is impacted by unanticipated delays and/or cost overruns; and market risk, i.e., the risk that market rental rates and/or market sales prices may decline before the project is completed. Therefore, only on a very selective basis will the Bank originate construction loans. In most cases these loans are extensive renovation loans as opposed to ground up construction. However, from time to time the Bank will originate a ground up construction loan. In all cases the owner/developer will have extensive construction experience in building this type of property, sufficient equity in the transaction (maximum loan to cost of 65%) and personal recourse on the loan. The Bank has established conservative exposure targets as a percentage of Rick Based Capital for construction lending.
Commercial and Industrial Loans
C&I credit facilities are made to a wide range of industries. The principals of the companies have extensive experience in acquiring and operating their business. The industries include, retail, wholesale, importer or exporter of a wide range of products. The loans are secured by the assets of the company including accounts receivable, inventory and equipment and in almost all cases personally guaranteed. Collateral may also include owner occupied real estate. The Bank targets companies that have $200 Million of revenues or less.
The Bank’s lines of credit are generally renewed on an annual basis, and its term loans generally have terms of two to five years. The credit facilities may be made with either fixed or floating rates, generally tied to the Prime Rate.
C&I loans are subject to risk factors that are unique to each business; so in underwriting these loans the Bank seeks to gain an understanding of each client’s business in order to accurately assess the reliability of the company’s cash flow. The Bank prefers to lend to borrowers who are well capitalized, and have an established track record in their business, with predictable growth and cash flow.
All C&I relationships with exposure of over $1MM go to the Loan Committee of the Board for approval.
Within the C&I lending group, the Bank has lenders who are well experienced in lending in healthcare, and particularly on skilled nursing homes. They originate loans primarily in the NYC and greater NY area with very experienced operators who have a significant number of beds under management. In all cases these loans are secured by the assets of the operating company, and in almost all cases the credit facilities are personally guaranteed by principals of the company, who are high net worth individuals. The Bank also originates term loans to medical practices which are secured by the assets of the company and the personal guaranty of the physicians within the practice and standalone medical facilities such as radiology and dialysis centers.
Consumer Loans
The Bank originates consumer loans nationwide through a physician’s focus finance company. The loans are made only to healthcare professionals who meet specific credit criteria; and all loans are independently underwritten by the Bank. The Bank also purchases consumer loans from a regional bank that offers student loan refinancing to individuals who are no longer students, but are now employed in their chosen professions. These individuals must also meet high credit standards; and the Bank independently re-underwrites these loans as well. At year-end 2017, consumer loans comprised only 3% of the Bank’s entire loan portfolio.
Retail Product and Services
The Banks’s primary goal in providing retail services, especially to businesses, is to combine a seamless technology interface with the personal attention of a professional banker, which enables the Bank’s clients to efficiently manage their day-to-day operations. Management believes that in most cases, the factor that distinguishes the Bank from its competitors is the personalized professional service it provides its clients instead of relying solely on technology to secure a long term client relationship.
The Bank’s retail product set, which is similar to those of mid-to-large competitive banks in its market, includes, but is not limited to: online banking, mobile banking, ACH, and remote deposit capture. The Bank has and will continue to make investments in technology that keep it ahead of its peer group and competitive with larger banks. The Bank’s largely sophisticated, high net worth client base creates a unique opportunity to service clients that are too large or complex for our peer group to service efficiently and that prefer the personalized attention not frequently guaranteed by larger banks. Based on the profile of the Bank’s client base, the technology investments the Bank has made and the growth potential the clients provide, management believes that the Bank has sustainable operating leverage.
In addition to the basic “must have” product set, the Bank sets itself apart by providing technology solutions for high volume ACH activity and third party debit card issuing services. Management believes that the Company’s competitive advantage stems from these services, which require specific technology, industry knowledge and a comprehensive risk management process.
Debit card issuing business
Debit cards and mobile services are unique and practical solutions for almost any payment need. Debit cards provide a transparent, cost-effective alternative to cash and checks for governments and businesses, as well as individuals. It democratizes electronic payments for those individuals or financial technology companies that operate outside the traditional banking system and also serves the needs of customers who find it an ideal payment tool for segmenting their spending such as travel and online shopping.
The Bank serves as an issuing bank for third party debit card programs nationwide. Products include General Purpose Reloadable cards (“GPR”), payroll, corporate, incentive, commission, rebates, and gift cards. It is one of the few U.S. banks that can issue debit cards for third party program managers and there is a high bar for entry in this space due to the rigorous risk management and compliance requirements.
In 2004, the Bank issued its first self-branded GPR debit card, the CashZone Debit Visa Card to help New York metro unbanked and underbanked families have access to the alternative financial services they wanted and needed. Ever since that time the Bank has provided self-branded debit cards, as well as serving as an issuing bank for debit card programs nationwide.
Funding Strategies
Over the past several years, the Bank has developed a diversified funding strategy, which affords it the opportunity to be a core funded and branch light institution. The deposit verticals are described as follows:
1)
As a result of the Bank’s historical organic robust loan growth and high net worth client base, the Bank generates significant low cost deposits from its borrowing clients.

2)
Non-borrowing retail clients, located primarily in New York City metro area, need an efficient technology interface and the personal service of an experienced banker who can assist them in managing their day to day operations. Management believes that not every potential client of the Bank is in need extensions of credit; instead these clients require a bank that reduces or eliminates the friction in running their businesses in order to make them more efficient and competitive.

3)
The third party debit card issuing business, which commenced in 2004, has predictably provided significant zero-cost sticky deposits since inception of the business.

4)
Government or state directed funds provide further diversification.

5)
The Bank’s cash management solutions including wire transfers, ACH and foreign exchange conversion are offered to cryptocurrency related customers.

In determining the retail services it provides, the Bank’s entrepreneurial approach has required management to think outside the box of traditional product set of retail bank services.
Cryptocurrency
As an issuer of third-party debit cards, the Bank has been well positioned to observe and understand changes in the payment world. Approximately four years ago the Bank was referred by an existing customer to a new customer that operates as an exchange that facilitates the sale or purchase of cryptocurrency. As a result, the Bank has enhanced its comprehensive risk management process to onboard and properly manage accounts related to cryptocurrency businesses.

The Bank will continue to be very selective in choosing clients who are involved in transforming the payment industry and the sale of cryptocurrency. The Board has approved deposit limits for these types of business deposits as part of the Bank’s overall funding strategy. The Bank’s sole role with regard to cryptocurrency businesses will continue to be providing cash management services including wire transfers, ACH and foreign exchange conversion. The Bank will not, at any time, take cryptocurrency exchange rate risk or have any assets or liabilities denominated in cryptocurrencies.
Relationship with Cryptocurrency Exchange
As part of the Bank’s diversified approach to generating deposits, it has a relationship with a cryptocurrency exchange. This customer maintains two different types of accounts with the Bank. One account is for the customer’s general corporate purposes and the other account is for settlement activities for the benefit of its customers. The funds deposited by this customer in both accounts are denominated in U.S. dollars, not cryptocurrency.
During the year ended December 31, 2017, this customer maintained an average balance of $77.9 million in its corporate non-interest bearing account with the Bank. The Bank uses these funds in the normal course of business and realizes a net interest margin on them. During the year ended December 31, 2017, this customer maintained an average balance of approximately $111.7 million in its non-interest bearing settlement account with the Bank. As a policy, the Bank does not use funds in the settlement account for its general funding purposes. These balances are transactional in nature and are kept in overnight funds with the FRB. Income realization on these funds is limited to the overnight Fed Funds rate.
As of December 31, 2017, the Bank had total deposits of  $1.4 billion. Deposit balances related to the cryptocurrency corporate account represent roughly 6.8% of its total deposit base while those of the settlement account represent 15.9% of its total deposit base. Since the settlement account is not used for funding purposes, it does not constitute a material source of income or, the Bank believes, liquidity risk for the Bank.
As noted above, the Bank provide cash management solutions to its customers, including the cryptocurrency exchange customer. As a matter of long-standing policy, the Bank does not accept cryptocurrency-related wire transfers from non-U.S. entities. This policy is part of the Bank’s robust risk management program that is designed to ensure safe and sound operations in compliance with applicable laws, rules and guidance.
Asset Quality
Non-Performing Assets
Non-performing assets consist of non-accrual loans, non-accrual troubled debt restructurings and other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure. Past due status on all loans is based on the contractual terms of the loan. It is generally the Bank’s policy that a loan 90 days past due be placed in non-accrual status unless factors exist that would eliminate the need to place a loan in this status. A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. At the time loans are placed in non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed. All payments received on non-accrual loans are applied to principal. Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Bank expects to receive all of its original principal and interest. In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept in non-accrual status until the entire principal balance has been recovered.
Troubled Debt Restructurings
The Bank works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Bank modified the terms of select loans to maximize their collectability. The modified loans are considered Troubled Debt Restructurings (“TDRs”) under current accounting guidance. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.

Impaired Loans
A loan is classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.
The majority of the Bank’s impaired loans are secured and measured for impairment based on collateral evaluations. It is the Bank’s policy to obtain updated appraisals, by independent third parties, on loans secured by real estate at the time a loan is determined to be impaired. An impairment measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation or charge-off. In determining the amount of any specific allocation or charge-off, the Bank will make adjustments to reflect the estimated costs to sell the property. Upon receipt and review of the updated appraisal, an additional measurement is performed to determine if any adjustments are necessary to reflect the proper provisioning or charge-off. Impaired loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allocation or recognition of additional charge-offs. Real estate values in the Bank’s market area have been holding steady. Non-real estate collateral may be valued using (i) an appraisal, (ii) net book value of the collateral per the borrower’s financial statements, or (iii) accounts receivable aging reports, that may be adjusted based on management’s knowledge of the client and client’s business. If market conditions warrant, future appraisals are obtained for both real estate and non-real estate collateral.
Allowance for loan losses
The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans. The allowance is established based on management’s evaluation of the probable incurred losses inherent in the Bank’s portfolio in accordance with Generally Accepted Accounting Principles (“GAAP”), and is comprised of both specific valuation allowances and general valuation allowances.
A loan is classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. Specific valuation allowances are established based on management’s analysis of individually impaired loans. Factors considered by management in determining impairment include payment status, evaluations of the underlying collateral, expected cash flows, delinquent or unpaid property taxes, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is determined to be impaired and is placed on non-accrual status, all future payments received are applied to principal and a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.
The general component covers non-impaired loans and is based on historical loss experience adjusted for current qualitative factors. Loans not impaired but classified as substandard and special mention use a historical loss factor on a rolling five-year history of net losses. For all other unclassified loans, the historical loss experience is determined by portfolio class and is based on the actual loss history experienced by the Bank over the most recent two years. This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio class. These qualitative factors include consideration of the following: (1) lending policies and procedures, including underwriting standards and collection, charge-off and recovery policies, (2) national and local economic and business conditions and developments, including the condition of various market segments, (3) loan profiles and volume of the portfolio, (4) the experience, ability, and depth of lending management and staff, (5) the volume and severity of past due, classified and watch-list loans, non-accrual loans, troubled debt restructurings, and other modifications (6) the quality of the Bank’s loan review system and the degree of oversight by the Bank’s Board of Directors, (7) collateral related issues: secured vs. unsecured, type, declining valuation environment and trend of other related factors, (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations, (9) the effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Bank’s current portfolio and (10) the impact of the global economy.
The allowance for loan losses is increased through a provision for loan losses charged to operations. Loans are charged off against the allowance for loan losses when management believes that the collectability of all or a portion of the principal is unlikely. Management’s evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the credit risk grade assigned to the loan, historical loan loss experience and review of specific impaired loans. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
The Bank controls credit risk both through disciplined underwriting of each transaction, as well as active credit management processes and procedures to manage risk and minimize loss throughout the life of a transaction. It seeks to maintain a broadly diversified loan portfolio in terms of type of customer, type of loan product, geographic area and industries in which business customers are engaged. The Bank has developed tailored underwriting criteria and credit management processes for each of the various loan product types it offers customers.
Credit Risk Management
Underwriting
In evaluating each potential loan relationship, the Bank adheres to a disciplined underwriting evaluation process including but not limited to the following:
•
understanding the customer’s financial condition and ability to repay the loan;

•
verifying that the primary and secondary sources of repayment are adequate in relation to the amount and structure of the loan;

•
observing appropriate loan to value guidelines for collateral secured loans;

•
identifying the customer’s level of experience in their business;

•
maintaining targeted levels of diversification for the loan portfolio, both as to type of borrower and geographic location of collateral; and

•
ensuring that each loan is properly documented with perfected liens on collateral.

Credit Risk Management for Lending Products
Credit Risk Management strategies for specific lending products are outlined in the “Lending Products” section above.
Loan approval authority
The Bank’s lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by its Board of Directors and management. The Bank has established several levels of lending authority that have been delegated by the Board of Directors to the loan committee and other personnel in accordance with the Lending Authority in the Loan Policy. Authority limits are based on the total exposure of the borrower and are conditioned on the loan conforming to the policies contained in the Loan Policy. Any Loan Policy exceptions are fully disclosed to the approving authority.
Loans to one borrower
In accordance with loans-to-one-borrower regulations promulgated by the NYSDFS, the Bank is generally limited to lending no more than 15% of its unimpaired capital and unimpaired surplus to any one borrower or borrowing entity. This limit may be increased by an additional 10% for loans secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. To qualify for this additional 10% the bank must perfect a security interest in the collateral and the collateral must have a market value at all times of at least 100% of the loan amount that exceeds 15% of the Bank’s unimpaired capital and unimpaired surplus. At December 31, 2017, the Bank’s regulatory limit on loans-to-one borrower was $42.0 million.
Management understands the importance of concentration risk and continuously monitors to ensure that portfolio risk is balanced between such factors as loan type, industry, geography, collateral, structure, maturity and risk rating, among other things. The Bank’s Loan Policy establishes detailed concentration limits and sub limits by loan type and geography.
Ongoing credit risk management
In addition to the tailored underwriting process described above, the Bank performs ongoing risk monitoring and reviews processes for all credit exposures. Although it grades and classifies its loans internally, the Bank has an independent third party professional firm perform regular loan reviews to confirm loan classifications. The Bank strives to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans create a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses incurred in the loan portfolio.
In general, whenever a particular loan or overall borrower relationship is downgraded to pass-watch or substandard based on one or more standard loan grading factors, the Bank’s credit officers engage in active evaluation of the asset to determine the appropriate resolution strategy. Management regularly reviews the status of the watch list and classified assets portfolio as well as the larger credits in the portfolio.
Investments
The Bank’s investment objectives are primarily to provide and maintain liquidity, establish an acceptable level of interest rate risk and provide a use of funds when demand for loans is weak. Subject to these primary objectives, the Bank also seeks to generate a favorable return. The Board of Directors has the overall responsibility for the investment portfolio, including approval of the investment policy. The Asset Liability Committee (“ALCO”) and management are responsible for implementation of the Bank’s investment policy and monitoring its investment performance. The Board of Directors reviews the status of its investment portfolio quarterly.
The Bank has legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, mortgage-backed and municipal government securities, deposits at the Federal Home Loan Bank of New York (“FHLBNY” or “FHLB”), certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade money market mutual funds. It is also required to maintain an investment in FHLBNY stock, which investment is based primarily on the level of its FHLBNY borrowings. Additionally, the Bank is required to maintain an investment in Federal Reserve Bank of New York (“FRBNY”) stock equal to six percent of its capital and surplus.
The large majority of its investments are classified as available-for-sale and can be used to collateralize FHLBNY borrowings, FRB borrowings, public funds deposits or other borrowings. At December 31, 2017, the investment portfolio consisted primarily of residential mortgage-backed securities, residential collateralized mortgage obligations, CRA mutual funds and municipal bonds. While the Bank has the authority under applicable law to enter into certain derivatives transactions, it had not entered into any derivatives transactions at December 31, 2017.
Sources of Funds
Deposits
Deposits have traditionally been the Bank’s primary source of funds for use in lending and investment activities and it does not use borrowings as a significant funding source. It generates deposits from debit card solutions, cash management platform, local businesses, individuals through client referrals and other relationships and through its retail branch network. The Bank believes that it has a very stable core deposit base as it successfully encourages its business borrowers to maintain their operating banking relationship with it. The Bank’s deposit strategy primarily focuses on developing borrowing and other service orientated relationships with customers rather than competing with other institutions on rate. It has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds.
Borrowings
The Bank maintains diverse funding sources including borrowing lines at the FHLB and the FRB discount window. Although it does not utilize borrowings as a significant funding source, it has, from time to time, utilized advances from the FHLB to supplement its supply of investable funds. The FHLB provides a central credit facility primarily for its member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances collateralized by the security of such stock and certain of its whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the full faith and credit of the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. The FRB discount window is maintained primarily for contingency funding sources.
Personnel
As of December 31, 2017, the Bank had 129 full-time employees, none of whom are represented by a collective bargaining unit, and believes that it has a good working relationship with its employees.
Subsidiaries
Metropolitan Commercial Bank is the sole subsidiary of Metropolitan Bank Holding Corp. and there are no subsidiaries of Metropolitan Commercial Bank.
Legal Proceedings
The Bank is subject to certain pending and threatened legal actions that arise out of the normal course of business. Management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of these matters to have a material adverse effect the Bank. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to its business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws), the Bank, like all banking organizations, is subject to heightened legal and regulatory compliance and litigation risk.
Properties
The Bank believes that current facilities are adequate to meet its present and foreseeable needs, subject to possible future expansion.
Federal, State and Local Taxation
The following is a general description of material tax matters and does not purport to be a comprehensive review of the tax rules applicable to the Company.
For federal income tax purposes, the Company files a consolidated income tax return on a December 31st calendar year basis using the accrual method of accounting. The company is subject to federal income taxation in the same manner as other corporations. For its 2017 taxable year, the bank is subject to a maximum Federal income rate of 35%.
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including a federal corporate rate reduction from 35% to 21%. As a result of the Tax Act, the company recorded additional tax expense of approximately $1.6m for the year ended December 31, 2017 due to the remeasurement of deferred tax assets and liabilities relating to this reduction in the corporate rate.
State and Local Taxation
The Company is subject to New York State (“NYS”) and New York City (“NYC”) income taxes on a consolidated basis.
REGULATION
General
The Bank is a commercial bank organized under the laws of the State of New York. It is a member of the Federal Reserve System and its deposits are insured under the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable legal limits. The lending, investment, deposit-taking, and other business authority of the Bank is governed primarily by state and federal law and regulations and the Bank is prohibited from engaging in any operations not authorized by such laws and regulations. The Bank is subject to extensive regulation, supervision and examination by, and the enforcement authority of, the NYSDFS and FRB, and to a lesser extent by the FDIC, as its deposit insurer. The Bank is also subject to federal financial consumer protection and fair lending laws and regulations of the Consumer Financial Protection Bureau (“CFPB”), though, because it has less than $10 billion in total consolidated assets, the FRB and NYSDFS are responsible for examining and supervising the Bank’s compliance with these laws. The regulatory structure establishes a comprehensive framework of activities in which a state member bank may engage and is primarily intended for the protection of depositors, customers and the DIF. The regulatory structure gives the regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.
The Company is a bank holding company, due to its control of the Bank, and is therefore subject to the requirements of the BHCA, and regulation and supervision by the FRB. The Company files reports with and is subject to periodic examination by the FRB.
Any change in the applicable laws and regulations, whether by the NYSDFS, FRB, the FDIC, or the CFPB through legislation, could have a material adverse impact on the Company and the Bank and their operations and the Company’s stockholders.
The Dodd-Frank Wall Street and Consumer Protection Act (“Dodd-Frank Act”) made extensive changes in the regulation of insured depository institutions. Among other things, the Dodd-Frank Act (i) created a new CFPB as an independent bureau to assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators; (although institutions of less than $10 billion in assets, such as the Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of their primary federal bank regulator rather than the CFPB); (ii) directed changes in the way that institutions are assessed for deposit insurance; (iii) mandated the revision of regulatory capital requirements; (iv) codified the FRB’s long-standing policy that a bank holding company must serve as a source of financial and managerial strength for its subsidiary banks; (v) required regulations requiring originators of certain securitized loans to retain a percentage of the risk for the transferred loans; (vi) stipulated regulatory rate-setting for certain debit card interchange fees; (vii) repealed restrictions on the payment of interest on commercial demand deposits; (viii) enacted the so-called Volcker Rule, which generally prohibits banking organizations from engaging in proprietary trading and from investing in, sponsoring or having certain relationships with hedge funds and (ix) contained a number of reforms related to mortgage originations.
While most of the changes required by the Dodd-Frank Act that impact the Company have been implemented or are expected to follow a known trajectory, new changes under the Trump administration, including their nature, timing and impact, cannot yet be determined with any degree of certainty.

What follows is a summary of some of the laws and regulations applicable to the Bank and the Company. The summary is not intended to be exhaustive and is qualified in its entirety by reference to the actual laws and regulations.
The Bank Regulations
Loans and Investments
State commercial banks have authority to originate and purchase any type of loan, including commercial, commercial real estate, residential mortgages or consumer loans. Aggregate loans by a state commercial bank to any single borrower or group of related borrowers are generally limited to 15% of the Bank’s capital and surplus, plus an additional 10% if secured by specified readily marketable collateral.
Federal and state law and regulations limit the Bank’s investment authority. Generally, a state member bank is prohibited from investing in corporate equity securities for its own account other than the equity securities of companies through which the bank conducts its business. Under federal and state regulations, a New York state member bank may invest in investment securities for its own account up to specified limits depending upon the type of security. “Investment securities” are generally defined as marketable obligations that are investment grade and not predominantly speculative in nature. The NYSDFS classifies investment securities into five different types and, depending on its type, a state commercial bank may have the authority to deal in and underwrite the security. The NYSDFS has also permitted New York state member banks to purchase certain non-investment securities that can be reclassified and underwritten as loans.
Lending Standards and Guidance
The federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. Under these regulations, all insured depository institutions, such as the Bank, must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the federal bank regulators’ Interagency Guidelines for Real Estate Lending Policies that have been adopted.
The FDIC, the Office of the Comptroller of the Currency (“OCC”) and the FRB have also jointly issued the “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). The CRE Guidance, which addresses land development, construction, and certain multi-family loans, as well as commercial real estate loans, does not establish specific lending limits but rather, reinforces and enhances these agencies’ existing regulations and guidelines for such lending and portfolio management. Specifically, the CRE Guidance provides that a bank has a concentration in CRE lending if  (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, non-farm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.
Federal Deposit Insurance
Deposit accounts at the Bank are insured up to applicable legal limits by the FDIC’s DIF. Effective July 22, 2010, the Dodd-Frank Act permanently raised the deposit insurance available on all deposit accounts to $250,000.

Under the FDIC’s risk-based assessment system, insured depository institutions were assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s rate depended upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower FDIC assessments. The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured depository institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity. Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories and base assessments for most banks on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure over three years. In conjunction with the DIF reserve ratio achieving 1.5%, the assessment range (inclusive of possible adjustments) was also reduced for small institutions to 1.5 basis points to 30 basis points of total assets less tangible equity.
The FDIC may adjust its assessment scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No insured depository institution may pay a dividend if in default of the federal deposit insurance assessment.
The FDIC may terminate deposit insurance upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank does not know of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, through the FDIC as collection agent, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2018 and 2019.
Capitalization
The FRB regulations require state member banks, such as the Bank, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.
The capital standards require the maintenance of a common equity Tier 1 capital ratio, Tier 1 capital ratio and total capital to risk-weighted assets ratio of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital consists primarily of common stockholders’ equity and related surplus, plus retained earnings, less any amounts of goodwill, other intangible assets, and other items required to be deducted. Tier 1 capital consists primarily of common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital primarily includes capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Bank exercised the opt-out election regarding the treatment of AOCI. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans or are on non-accrual status and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is currently at 1.875% of risk-weighted assets and will be fully implemented at 2.5% on January 1, 2019. The capital conservation buffer was at 1.25% of risk-weighted assets at December 31, 2017.
Safety and Soundness Standards
Each federal banking agency, including the FRB, has adopted guidelines establishing general standards relating to, among other things, internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and information security standards. In general, the guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired, and require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. The FDIC also has issued guidance on risks banks may face from third party relationships (e.g. relationships under which the third party provides services to the bank). The guidance generally requires the Bank to perform adequate due diligence on the third party, appropriately document the relationship, and perform adequate oversight and auditing, in order to the limit the risks to the Bank.
Prompt Corrective Regulatory Action
Federal law requires that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.
State member banks that have insufficient capital are subject to certain mandatory and discretionary supervisory measures. For example, a bank that is “undercapitalized” (i.e. fails to comply with any regulatory capital requirement) is subject to growth, capital distribution (including dividend) and other limitations, and is required to submit a capital restoration plan; a holding company that controls such a bank is required to guarantee that the bank complies with the restoration plan. If an undercapitalized institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” A “significantly undercapitalized” bank is subject to additional restrictions. State member banks deemed by the FRB to be “critically undercapitalized” also may not make any payment of principal or interest on certain subordinated debt, extend credit for a highly leveraged transaction, or enter into any material transactions outside the ordinary course of business after 60 days of obtaining such status, and are subject to the appointment of a receiver or conservator within 270 days after obtaining such status.
The final rule that increased regulatory capital standards also adjusted the prompt corrective action tiers as of January 1, 2015 to conform to the new capital standards. The various categories now incorporate the newly adopted common equity Tier 1 capital requirement, an increase in the Tier 1 to risk-based assets requirement and other changes. Under the revised prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5% (new standard); (2) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based capital ratio of 10% (unchanged) and (4) a Tier 1 leverage ratio of 5% (unchanged).

Dividends
Under federal and state law and applicable regulations, a state member bank may generally declare a dividend, without approval from the NYSDFS or FRB, in an amount equal to its year-to-date net income plus the prior two years’ net income that is still available for dividend. Dividends exceeding those amounts require application to and approval by the NYSDFS or FRB. To pay a cash dividend, a state member bank must also maintain an adequate capital conservation buffer under the new capital rules discussed above.
Incentive Compensation Guidance
The FRB, OCC, FDIC and other federal banking agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations, including state member banks and bank holding companies, do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor, which for the Bank and the Company is the FRB, may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, provisions of the Basel III regime described above limit discretionary bonus payments to bank and bank holding company executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. The scope and content of the banking regulators’ policies on incentive compensation are likely to continue evolving.
Transactions with Affiliates and Insiders
Sections 23A and 23B of the Federal Reserve Act govern transactions between an insured depository institution and its affiliates, which includes the Company. The FRB has adopted Regulation W, which implements and interprets Sections 23A and 23B, in part by codifying prior FRB interpretations.
An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution or a “financial subsidiary” under federal law is not treated as an affiliate of the bank for the purposes of Sections 23A and 23B; however, the FRB has the discretion to treat subsidiaries of a bank as affiliates on a case-by-case basis. Section 23A limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus. There is an aggregate limit of 20% of the bank’s capital stock and surplus for such transactions with all affiliates. The term “covered transaction” includes, among other things, the making of a loan to an affiliate, a purchase of assets from an affiliate, the issuance of a guarantee on behalf of an affiliate and the acceptance of securities of an affiliate as collateral for a loan. All such transactions are required to be on terms and conditions that are consistent with safe and sound banking practices and no transaction may involve the acquisition of any “low quality asset” from an affiliate unless certain conditions are satisfied. Certain covered transactions, such as loans to or guarantees on behalf of an affiliate, must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending upon the type of collateral. In addition, Section 23B requires that any covered transaction (and specified other transactions) between a bank and an affiliate must be on terms and conditions that are substantially the same, or at least as favorable, to the bank, as those that would be provided to a non-affiliate.
A bank’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, an “insider”) and certain entities affiliated with any such person (an insider’s “related interest”) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB’s Regulation O. The aggregate amount of a bank’s loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to state member banks. Aggregate loans by a bank to its insiders and insiders’ related interests may not exceed 15% of the bank’s unimpaired capital and unimpaired surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, such as education loans and certain residential mortgages, a bank’s loans to its executive officers may not exceed the greater of  $25,000 or 2.5% of the bank’s unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any loan to an insider or a related interest of an insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if the loan, when aggregated with any existing loans to that insider or the insider’s related interests, would exceed the higher of  $25,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not involve more than a normal risk of repayment. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.
Enforcement
The NYSDFS and the FRB have extensive enforcement authority over state member banks to correct unsafe or unsound practices and violations of law or regulation. Such authority includes the issuance of cease and desist orders, assessment of civil money penalties and removal of officers and directors. The FRB may also appoint a conservator or receiver for a state member bank under specified circumstances, such as where (i) the bank’s assets are less than its obligations to creditors, (ii) the bank is likely to be unable to pay its obligations or meet depositors’ demands in the normal course of business, or (iii) a substantial dissipation of bank assets or earnings has occurred due to a violation of law of regulation or unsafe or unsound practices. Separately, the Superintendent of the NYSDFS also has the authority to appoint a receiver or liquidator of any state-chartered bank under specified circumstances, including where (i) the bank is conducting its business in an unauthorized or unsafe manner, (ii) the bank has suspended payment of its obligations, or (iii) the bank cannot with safety and expediency continue to do business.
Federal Reserve System
Under FRB regulations, the Bank is required to maintain reserves at the FRB against its transaction accounts, including checking and Negotiable Order of Withdrawal (“NOW”) accounts. The regulations currently require that banks maintain average daily reserves of 3% on aggregate transaction accounts over $16.0 million and 10% against that portion of total transaction accounts in excess of  $122.3 million. The first $16.0 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these requirements. The requirements are adjusted annually by the FRB. The FRB began paying interest on reserves in 2008, currently at 0.50%.
Examinations and Assessments
The Bank is required to file periodic reports with and is subject to periodic examination by the NYSDFS and FRB. Federal and state regulations generally require periodic on-site examinations for all depository institutions. The Bank is required to pay an annual assessment to the NYSDFS and FRB to fund the agencies’ operations.
Community Reinvestment Act and Fair Lending Laws
Federal Regulation
Under the CRA, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FRB to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching or merger) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent FRB evaluation, the Bank was rated “Needs Improvement” with respect to its CRA compliance.

New York State Regulation
The Bank is also subject to provisions of the New York State Banking Law that impose continuing and affirmative obligations upon a banking institution organized in New York State to serve the credit needs of its local community. Such obligations are substantially similar to those imposed by the CRA. The latest New York State CRA rating received by the Bank is “Satisfactory.”
USA PATRIOT Act and Money Laundering
The Bank is subject to the Bank Secrecy Act (“BSA”), which incorporates several laws, including the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act and related regulations. The USA PATRIOT Act gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the BSA, Title III of the USA PATRIOT Act implemented measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.
Among other things, Title III of the USA PATRIOT Act and the related regulations require:
•
Establishment of anti-money laundering compliance programs that includes policies, procedures, and internal controls; the appointment of an anti-money laundering compliance officer; a training program; and independent testing;

•
Filing of certain reports to Financial Crimes Enforcement Network and law enforcement that are designated to assist in the detection and prevention of money laundering and terrorist financing activities;

•
Establishment of a program specifying procedures for obtaining and maintaining certain records from customers seeking to open new accounts, including verifying the identity of customers;

•
In certain circumstances, compliance with enhanced due diligence policies, procedures and controls designed to detect and report money-laundering, terrorist financing and other suspicious activity;

•
Monitoring account activity for suspicious transactions; and

•
A heightened level of review for certain high risk customers or accounts.

The USA PATRIOT Act also includes prohibitions on correspondent accounts for foreign shell banks and requires compliance with record keeping obligations with respect to correspondent accounts of foreign banks.
The Bank regulatory agencies have increased the regulatory scrutiny of the BSA and anti-money laundering programs maintained by financial institutions. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements. In addition, federal bank regulatory agencies must consider the effectiveness of financial institutions engaging in a merger transaction in combating money laundering activities.
The Bank has adopted policies and procedures to comply with these requirements.
Privacy Laws
The Bank is subject to a variety of federal and state privacy laws, which govern the collection, safeguarding, sharing and use of customer information, and require that financial institutions have in place policies regarding information privacy and security. For example, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and practices for sharing nonpublic information with third parties, provide advance notice of any changes to the policies and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties. It also requires banks to safeguard personal information of consumer customers. Some state laws also protect the privacy of information of state residents and require adequate security for such data, and certain state laws may, in some circumstances, require the Bank to notify affected individuals of security breaches of computer databases that contain their personal information. These laws may also require the Bank to notify law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data.
Debit Card Products and Merchant Services
The Bank is also subject to the rules of Visa, Mastercard and other payment networks in which it participates. If the Bank fails to comply with such rules, the networks could impose fines or require it to stop providing merchant services for cards under such network’s brand or routed through such network.
Consumer Finance Regulations
The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. In this regard, the CFPB has commenced issuing several new rules to implement various provisions of the Dodd-Frank Act that were specifically identified as being enforced by the CFPB. See “Risk Factors — New and future rulemaking from the CFPB may have a material effect on the operations and operating costs of the Bank”.
The FRB and the NYSDFS are responsible for examining and supervising the Bank’s compliance with these consumer financial laws and regulations. In addition, the Bank is subject to certain state laws and regulations designed to protect consumers.
Other Regulations
The Bank’s operations are also subject to federal laws applicable to credit transactions, such as:
•
The Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
The Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•
The Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•
The Equal Credit Opportunity Act and other fair lending laws, prohibiting discrimination on the basis of race, religion, sex and other prohibited factors in extending credit;

•
The Fair Credit Reporting Act, governing the use of credit reports on consumers and the provision of information to credit reporting agencies;

•
Unfair or Deceptive Acts or Practices laws and regulations;

•
The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•
The rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank are further subject to the:
•
The Truth in Savings Act, which specifies disclosure requirements with respect to deposit accounts;

•
The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
The Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
The Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

•
State unclaimed property or escheatment laws.

Holding Company Regulation
The Company, as a bank holding company controlling the Bank, is subject to regulation and supervision by the FRB under the BHCA. The Company is periodically examined by, required to submit reports to the FRB and is required to comply with the FRB’s rules and regulations. Among other things, the FRB has authority to restrict activities by a bank holding company that are deemed to pose a serious risk to the subsidiary bank.
The FRB has historically imposed consolidated capital adequacy guidelines for bank holding structured similar, but not identical, to those of state member banks. The Dodd-Frank Act directed the FRB to issue consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implemented the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies as of January 1, 2015. The Company is subject to the consolidated holding company capital requirements.
The policy of the FRB is that a bank holding company must serve as a source of financial and managerial strength to its subsidiary banks by providing capital and other support in times of distress. The Dodd-Frank Act codified the source of strength policy.
Under the prompt corrective action provisions of federal law, a bank holding company parent of an undercapitalized subsidiary bank is required to guarantee, within specified limits, the capital restoration plan that is required of an undercapitalized bank. If an undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying dividends or making any other capital distribution.
As a bank holding company, the Company is required to obtain the prior approval of the FRB to acquire direct or indirect ownership or control of more than 5% of a class of voting securities of any additional bank or bank holding company, to acquire all or substantially all, the assets of any additional bank or bank holding company or merging or consolidating with any other bank holding company. In evaluating acquisition application, the FRB evaluates factors such as the financial condition, management resources and future prospects of the parties, the convenience and needs of the communities involved and competitive factors. In addition, bank holding companies may generally only engage in activities that are closely related to banking as determined by the FRB. Bank holding companies that meet certain criteria may opt to become a financial holding company and thereby engage in a broader array of financial activities.
FRB policy is that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past two years is sufficient to fund the dividends and the prospective rate of earnings retention is consistent with the company’s capital needs, asset quality and overall financial condition. In addition, FRB guidance sets forth the supervisory expectation that bank holding companies will inform and consult with FRB staff in advance of issuing a dividend that exceeds earnings for the quarter and should inform the FRB and should eliminate, defer or significantly reduce dividends if  (i) net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

A bank holding company that is not well capitalized or well managed, or that is subject to any unresolved supervisory issues, is required to give the FRB prior written notice of any repurchase or redemption of its outstanding equity securities if the gross consideration for repurchase or redemption, when combined with the net consideration paid for all such repurchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a repurchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice or violate a law or regulation. However, FRB guidance generally provides for bank holding company consultation with FRB staff prior to engaging in a repurchase or redemption of a bank holding company’s stock, even if a formal written notice is not required.
The above FRB requirements may restrict a bank holding company’s ability to pay dividends to stockholders or engage in repurchases or redemptions of its shares.
Acquisition of Control of the Company
Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as the Company unless the FRB has prior written notice and has not issued a notice disapproving the proposed acquisition. In evaluating such notices, the FRB takes into consideration such factors as the financial resources, competence, experience and integrity of the acquirer, the future prospects the bank holding company involved and its subsidiary bank and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the company’s directors, or a determination by the regulator that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, is the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.
Federal Securities Laws
Metropolitan Bank Holding Corp. is a reporting company subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
Emerging Growth Company Status
The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an Emerging Growth Company (“EGC”). The Company qualifies as an EGC under the JOBS Act.
An EGC may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An EGC also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation. Finally, an EGC may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an EGC.
A company loses EGC status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of  $1.07 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Company has policies, procedures and systems designed to comply with these regulations, and it reviews and document such policies, procedures and systems to ensure continued compliance with these regulations.

Item 1A.   Risk Factors
The Company’s operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, which could adversely affect its business, financial condition, results of operations, cash flows, and the trading price of its common and capital stock.
Because the Bank intends to continue to increase its commercial loans, its credit risk may increase.
The Bank intends to increase its originations of commercial loans, including working capital lines of credit, equipment financing, healthcare and medical receivables, documentary letters of credit and standby letters of credit. These loans generally have more risk than one-to four-family residential mortgage loans and commercial loans secured by real estate. Since repayment of commercial loans depends on the successful management and operation of the borrower’s businesses, repayment of such loans can be affected by adverse conditions in the local and national economy. In addition, commercial loans generally have a larger average size as compared with other loans such as residential loans, and the collateral for commercial loans is generally less readily-marketable. The Bank plans to increase its origination of these loans could result in a material adverse impact on its financial condition and results of operations. An adverse development with respect to one loan or one credit relationship can expose the Bank to significantly greater risk of loss compared to an adverse development with respect to a one-to-four-family residential mortgage loan or a commercial real estate loan.
A large portion of the Bank’s loan portfolio is unseasoned. Errors in judging the collectability of unseasoned loans may lead to additional provisions for loan losses or charge-offs, which would reduce profits.
The Bank’s net loan portfolio has grown 73.0%, during the 3-year period ended December 31, 2017. At December 31, 2017, commercial real estate, commercial and industrial, and consumer loans made up 73.0%, 23.9% and 3.1% of the loan portfolio, respectively. At that same date, the average age of commercial real estate, commercial and industrial and multifamily loans was 2.6 years, 1.7 years and 1.3 years, respectively. It is difficult to assess the future performance of the Bank’s loan portfolio due to the recent origination of many of its loans. As a result, the Bank may experience more non-performing and delinquent loans than anticipated, which would adversely affect results of operations.
The Bank must maintain and follow high loan underwriting standards to grow safely.
The Bank’s ability to grow its assets safely depends on maintaining disciplined and prudent underwriting standards and ensuring that its relationship managers and lending personnel follow those standards. The weakening of these standards for any reason, such as to seek higher yielding loans, or a lack of discipline or diligence by employees in underwriting and monitoring loans may result in loan defaults, foreclosures and additional charge-offs and may necessitate that the Bank significantly increase its allowance for loan losses, any of which could adversely net income. As a result, the Bank’s business, results of operations, financial condition or future prospects could be adversely affected.
A substantial portion of the Bank’s loan portfolio consists of multifamily real estate loans and commercial real estate loans, which have a higher degree of risk than other types of loans.
Multifamily and commercial real estate loans are often larger and involve greater risks than other types of loans. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase the Bank’s risk related to multifamily and commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, multifamily and commercial real estate loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. In addition, due to the larger average size of each multifamily and commercial real estate loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of multifamily and commercial real estate loans could have a material adverse impact on the Bank’s financial condition and results of operations.

In addition, commercial real estate loan concentration is an area that has experienced heightened regulatory focus. Under CRE Guidance issued by the FRB, the OCC and the FDIC, banks with holdings of commercial real estate, land development, construction, and certain multi-family loans in excess of certain thresholds must employ heightened risk management practices. These loans are also subject to written policies that are required by applicable regulations and that establish certain limits and standards. Any limitations on the Company’s commercial real estate, multi-family or construction lending, as a result of its need to comply with applicable regulations, regulatory guidance or supervisory expectations or otherwise, could have an adverse impact on its net interest income and could have a material adverse effect on its financial condition and results of operations.
As a business operating in the financial services industry, the Bank’s business and operations may be adversely affected in numerous and complex ways by weak economic conditions.
The Bank’s business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, growth and profitability from the Bank’s lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries, including uncertainty over the stability of the euro currency, could affect the stability of global financial markets, which could hinder U.S. economic growth. The business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond the Bank’s control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on the business, financial condition, results of operations and prospects of the Bank.
A substantial majority of the Bank’s loans and operations are in New York, and therefore its business is particularly vulnerable to a downturn in the New York City economy.
Unlike larger financial institutions that are more geographically diversified, a large portion of the Bank’s business is concentrated primarily in the state of New York, and in New York City in particular. A significant decline in local economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond the Bank’s control, would likely cause an increase in the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in its loan portfolio. As a result of this lack of diversification in its loan portfolio, a downturn in the local economy generally and real estate market specifically could significantly reduce the Bank’s profitability and growth and adversely affect its financial condition.
Interest rate shifts may reduce net interest income and otherwise negatively impact the Bank’s financial condition and results of operations.
The majority of the Company’s banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, the Bank’s earnings and cash flows depend, to a great extent, upon the level of its net interest income (the difference between the interest income earned on loans), investments, other interest earning assets, and interest paid on interest bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes.
When interest bearing liabilities mature or reprice more quickly, or to a greater degree than interest earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly, or to a greater degree than interest bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and the Bank’s ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect the Bank through, among other things, increased prepayments on its loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect the Bank’s net yield on interest earning assets, loan origination volume and overall results. Although the Bank’s asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of its control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.
The Bank’s smaller size makes it more difficult for it to compete.
The Bank’s smaller size makes it more difficult to compete with other financial institutions which are generally larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because the Bank’s principal source of income is the net interest income earned on loans and investments after deducting interest paid on deposits and other sources of funds, the Bank’s ability to generate the revenues needed to cover expenses and finance such investments is limited by the size of its loan and investment portfolios. In addition, the Bank competes with many larger financial institutions and other financial companies who operate in the cash management solutions business, and is therefore, not always able to offer new products and services as quickly as its competitors. Lower earnings also make it more difficult to offer competitive salaries and benefits. As a smaller institution, it is also disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.
The Bank relies heavily on its executive management team and other key employees, and could be adversely affected by the unexpected loss of their services.
The Bank’s success depends in large part on the performance of its key personnel, as well as on its ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute its business plan may be lengthy. The Bank may not be successful in retaining its key employees, and the unexpected loss of services of one or more of key personnel could have a material adverse effect on its business because of their skills, knowledge of primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any key personnel should become unavailable for any reason, the Bank may not be able to identify and hire qualified persons on acceptable terms, or at all, which could have a material adverse effect on the business, financial condition, results of operations and future prospects of the Bank.
Further, the Bank’s ability to retain key officers and employees may be impacted by legislation and regulation affecting the financial services industry. In 2016, the FRB and several other federal financial regulators revised and re-proposed rules to implement Section 956 of the Dodd-Frank Act Section 956 directed regulators to jointly prescribe regulations or guidelines prohibiting incentive-based payment arrangements, or any feature of any such arrangement, at covered financial institutions, which includes a bank or bank holding company with $1 billion or more in assets, such as the Company and the Bank, that encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss. Further, the rule imposes enhanced risk management controls and governance and internal policy and procedure requirements with respect to incentive compensation. Accordingly, the Bank may be at a disadvantage to offer competitive compensation compared to other financial institutions or companies in other industries, which may not be subject to the same requirements.
The Bank may not be able to grow and if it does, it may have difficulty managing that growth.
The Bank’s ability to grow depends, in part, upon its ability to expand its market share, successfully attract core deposits, and identify loan and investment opportunities as well as opportunities to generate fee-based income. The Bank can provide no assurance that it will be successful in increasing the volume of loans and deposits at acceptable levels and upon terms it finds acceptable. The Bank also can provide no assurance that it will be successful in expanding its operations organically or through strategic acquisition while managing the costs and implementation risks associated with this growth strategy.
The Bank expects to grow in the number of employees and customers and the scope of its operations, but it may not be able to sustain its historical rate of growth or continue to grow its business at all. Its success will depend upon the ability of its officers and key employees to continue to implement and improve operational and other systems, to manage multiple, concurrent customer relationships, and to hire, train and manage employees. In the event that the Bank is unable to perform all these tasks and meet these challenges effectively, including continuing to attract core deposits, its operations, and consequently its earnings, could be adversely impacted.
Any future acquisitions will subject the Company to a variety of risks, including execution risks, failure to realize anticipated transaction benefits, and failure to overcome integration risks, which could adversely affect growth and profitability.
The Company plans to grow its businesses organically. Although, currently, there are no plans, arrangements or understandings to make any acquisitions in the near-term, from time to time in the future the Company may consider acquisition opportunities that it believes support its businesses and enhances profitability. In the event that it does pursue acquisitions, the Company may have difficulty executing on acquisitions and may not realize the anticipated benefits of any transaction it may complete. Generally, any acquisition of target financial institutions, branches or other banking assets will require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the FRB, NYSDFS, and the FDIC. Such regulators could deny the application, which would restrict growth, or the regulatory approvals may not be granted on terms that are acceptable to the Company.
As to any acquisition that the Company completes, it may fail to realize some or all of the anticipated transaction benefits if the integration process takes longer or is more costly than expected or otherwise fails to meet expectations.
In addition, acquisition activities could be material to the Company’s business and involve a number of risks, including the following:
•
incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in the Company’s attention being diverted from the operation of its existing business;

•
using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

•
projected results may vary significantly from actual results;

•
intense competition from other banking organizations and other inquirers for acquisitions;

•
potential exposure to unknown or contingent liabilities of banks and businesses the Company acquires;

•
unexpected asset quality problems;

•
the time and expense required to integrate the operations and personnel of the combined businesses;

•
experiencing higher operating expenses relative to operating income from the new operations;

•
creating an adverse short-term effect on the results of operations;

•
losing key employees and customers as a result of an acquisition that is poorly received;

•
significant problems relating to the conversion of the financial and customer data of the entity;

•
integration of acquired customers into the Company’s financial and customer product systems;

•
risk of assuming businesses with internal control deficiencies; or

•
risks of impairment to goodwill or other than temporary impairment of investment securities.

Depending on the condition of any institution or assets or liabilities that the Company may acquire, that acquisition may, at least in the near term, adversely affect its capital and earnings and, if not successfully integrated with the organization, may continue to have such effects over a longer period. The Company may not be successful in overcoming these risks or any other problems encountered in connection with potential acquisitions, and any acquisition considered will be subject to prior regulatory approval.

Additionally, acquisitions may involve the payment of a premium over book and market values and, therefore, may result in some dilution of the Company’s book value and net income per common share in connection with any future transaction. The Company’s inability to overcome these risks could have a material adverse effect on its profitability, return on equity and return on assets, its ability to implement its business strategy and enhance stockholder value, which, in turn, could have a material adverse effect on its business, financial condition and results of operations.
Changes in card network fees could impact operations.
From time to time, the card networks increase the fees (known as interchange fees) that are charged to acquirers and that the Bank charges to its merchants. It is possible that competitive pressures will result in the Bank absorbing a portion of such increases in the future, which would its increase costs, reduce profit margin and adversely affect its business and financial condition. In addition, the card networks require certain capital requirements. An increase in the required capital level would further limit the use of capital for other purposes.
Changes in card network rules or standards could adversely affect the Bank’s business.
In order to provide its debit card and cash management solutions, the Bank is a member of the Visa and Mastercard networks. As such, it is subject to card network rules that could subject it to the assessment of a variety of fines or penalties. The termination of its membership or any changes in card network rules or standards, including interpretation and implementation of existing rules or standards, could increase the cost of operating its merchant servicer business or limit its ability to provide debit card and cash management solutions to or through its customers, and could have a material adverse effect on its business, financial condition and results of operations.
The Bank’s business could suffer if there is a decline in the use of prepaid cards as a payment mechanism or if there are adverse developments with respect to the prepaid financial services industry in general.
As the prepaid financial services industry evolves, consumers may find prepaid financial services to be less attractive than traditional or other financial services. Consumers might not use prepaid financial services for any number of reasons, including the general perception of the industry. If consumers do not continue or increase their usage of prepaid cards, including making changes in the way prepaid cards are loaded, the Bank’s operating revenues and prepaid card deposits may remain at current levels or decline. Any projected growth for the industry may not occur or may occur more slowly than estimated. If consumer acceptance of prepaid financial services does not continue to develop or develops more slowly than expected or if there is a shift in the mix of payment forms, such as cash, credit cards, traditional debit cards and prepaid cards, away from the Bank’s products and services, it could have a material adverse effect on the Bank’s financial position and results of operations.
The Bank is subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.
Employee errors and employee and customer misconduct could subject the Bank to financial losses or regulatory sanctions and have a material adverse impact on its reputation. Misconduct by its employees could include concealing unauthorized activities, engaging in improper or unauthorized activities on behalf of customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions the Bank takes to prevent and detect this activity may not be effective in all cases. Employee errors could also subject the Bank to financial claims for negligence.
The Bank maintains a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse impact on the Bank’s business, financial condition and results of operations.
If the allowance for loan losses is not sufficient to cover actual loan losses, earnings could decrease.
Loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Bank may experience significant credit losses, which could have a material adverse effect on its operating results. Various assumptions and judgments about the collectability of the loan portfolio are made, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many loans. In determining the amount of the allowance for loan losses, management reviews the loans and the loss and delinquency experience and evaluates economic conditions.
The determination of the appropriate level of allowance is subject to judgment and requires the Bank to make significant estimates of current credit risks and future trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for loan losses may not cover probable incurred losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. Non-performing loans may increase and non-performing or delinquent loans may adversely affect future performance. In addition, federal and state regulators periodically review the allowance for loan losses, the policies and procedures the Bank uses to determine the level of the allowance and the value attributed to nonperforming loans or to real estate acquired through foreclosure. Such regulatory agencies may require an increase in the allowance for loan losses or recognize further loan charge-offs. Any significant increase in allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on the results of operations and financial condition. See “Risk Factors — The FASB has recently issued an accounting standard update that will result in a significant change in how the Company recognizes credit losses and may have a material impact on its financial condition or results of operations.”
Changes in the valuation of the Bank’s securities portfolio could hurt profits and reduce stockholders’ equity.
The Bank’s securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on the Bank’s financial condition, as its available-for-sale securities are reported at their estimated fair value and, therefore, are impacted by fluctuations in interest rates. The Company increases or decreases stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on net income and capital levels. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments.”
The Bank may not be able to adequately measure and limit the credit risk associated with its loan portfolio, which could adversely affect its profitability.
The principal economic risk associated with each class of loans is the creditworthiness of the borrower, which is affected by the strength of the relevant business market segment, local market conditions, and general economic conditions. Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower’s ability both to properly evaluate changes in the supply and demand characteristics affecting the Bank’s market for products and services, and to effectively respond to those changes. Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property. A failure to effectively measure and limit the credit risk associated with the loan portfolio could have an adverse effect on the Company’s business, financial condition, and results of operations.
Changes in economic conditions could cause an increase in delinquencies and nonperforming assets, including loan charge-offs, which could depress net income and growth.
The Bank’s loan portfolio includes many real estate secured loans, demand for which may decrease during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values and, a slowdown in housing. If negative economic conditions develop in the New York market or the United States as a whole, the Bank could experience higher delinquencies and loan charge-offs, which would adversely affect its net income and financial condition. Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing real estate collateral, as well as the ultimate values obtained from disposition, could reduce earnings and adversely affect the Bank’s financial condition.
The Bank operates in a highly competitive industry and faces significant competition from other financial institutions and financial services providers, which may decrease it growth or profits.
Consumer and commercial banking as well as cash management solutions are highly competitive industries. The Bank’s market area contains not only a large number of community and regional banks, but also a significant presence of the country’s largest commercial banks. The Bank competes with other state and national financial institutions, as well as savings and loan associations, savings banks and credit unions, for deposits and loans. In addition, it competes with financial intermediaries, such as consumer finance companies, specialty finance companies, commercial finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds, and several government agencies, as well as major retailers, all actively engaged in providing various types of loans and other financial services, including cash management solutions. The Bank also faces significant competition from many larger institutions. Some of these competitors may have a longer history of successful operations nationally and in the New York market area, greater ties to businesses, expansive banking relationships, more established depositor bases, fewer regulatory constraints, and lower cost structures than the Bank does. Competitors with greater resources may possess an advantage through their ability to maintain numerous banking locations in more convenient sites, conduct more extensive promotional and advertising campaigns, or operate a more developed technology platform. Due to their size, many competitors may offer a broader range of products and services, as well as better pricing for certain products and services than the Bank can offer. Further, increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect the Bank’s ability to market its products and services.
The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking.
The Bank’s ability to compete successfully depends on a number of factors, including:
•
the ability to develop, maintain, and build upon long-term customer relationships based on quality service and market knowledge;

•
the ability to attract and retain qualified employees to operate its business effectively;

•
the ability to expand its market position;

•
the scope, relevance, and pricing of products and services that are offered to meet customer needs and demands;

•
customer satisfaction with the Bank’s level of service; and

•
industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect its growth and profitability, which, in turn, could harm its business, financial condition, and results of operations.
A lack of liquidity could adversely affect the Company’s financial condition and results of operations.
Liquidity is essential to the Bank’s business. It relies on its ability to generate deposits and effectively manage the repayment and maturity schedules of loans to ensure that there is adequate liquidity to fund its operations. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on liquidity. The Bank’s most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff, which are strongly influenced by such external factors as the direction of interest rates, local and national economic conditions and competition for deposits in the markets the Bank serves. If customers move money out of bank deposits and into other investments such as money market funds, the Bank would lose a relatively low-cost source of funds, which would increase its funding costs and reduce net interest income. Any changes made to the rates offered on deposit products to remain competitive with other financial institutions may also adversely affect profitability and liquidity. Further, the demand for the deposit products offered may be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the FRB, regulatory actions that decrease customer access to particular products, or the availability of competing products.
Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of equity securities to investors. Additional liquidity is provided by the ability to borrow from the FHLB of New York. The Company also has an available line of credit with FRBNY discount window. The Bank also may borrow funds from third-party lenders, such as other financial institutions. The Bank’s access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Bank directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. The Bank’s access to funding sources could also be affected by a decrease in the level of its business activity as a result of a downturn in markets or by one or more adverse regulatory actions against it.
Any decline in available funding could adversely impact the Bank’s ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as repaying borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition and results of operations.
The Bank’s ability to maintain its reputation is critical to the success of its business, and the failure to do so may materially adversely affect its performance.
The Bank is a community bank, and reputation is one of the most valuable components of its business. As such, the Bank strives to conduct its business in a manner that enhances its reputation. This is done, in part, by recruiting, hiring, and retaining employees who share the Bank’s core values of being an integral part of the communities it serves, delivering superior service to and caring about its customers. If the Bank’s reputation is negatively affected by the actions of its employees or for any other reason, its business, and therefore, its operating results may be materially adversely affected. Further, negative public opinion can expose it to litigation and regulatory action as it seeks to implement its growth strategy, which would adversely affect the business, financial condition and results of operations of the Company.
The Bank has lower lending limits and different lending risks than certain of its larger, more diversified competitors.
The Bank is a community banking institution that provides banking services to the local communities in the market areas in which it operates, and therefore, its ability to diversify its economic risks is limited by its own local markets and economies. The Bank lends, primarily, to individuals and small and medium-sized businesses, which may expose it to greater lending risks than those of banks that lend to larger, better-capitalized businesses with longer operating histories. In addition, the Bank’s legally mandated lending limits are lower than those of certain of its competitors that have greater capital. Lower lending limits may discourage borrowers with lending needs that exceed these limits from doing business with the Bank. The Bank may try to serve such borrowers by selling loan participations to other financial institutions; however, this strategy may not succeed.
The Bank faces risks related to its operational, technological and organizational infrastructure.
The Bank’s ability to grow and compete is dependent on its ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure as it expands. Similar to other large corporations, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons and exposure to external events. In addition, the Bank is heavily dependent on the strength and capability of its technology systems, which are used, both, to interface with customers and manage internal financial and other systems. The Bank’s ability to develop and deliver new products that meet the needs of its existing customers and attract new ones depends on the functionality of its technology systems. Additionally, the Bank’s ability to run its business in compliance with applicable laws and regulations is dependent on these infrastructures.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The Bank’s future success will depend in part upon its ability to address the needs of its clients by using technology to provide products and services that will satisfy client demands for convenience as well as to provide secure electronic environments and create additional efficiencies in its operations as it continues to grow and expand its market area. The Bank continuously monitors its operational and technological capabilities and makes modifications and improvements when it believes it will be cost effective to do so. In some instances, it may build and maintain these capabilities internally. In connection with implementing new operational and technology enhancements or products in the future, the Bank may experience certain operational challenges (e.g. human error, system error, incompatibility, etc.), which could lead to significant costs to remedy any such challenges in a timely manner; and therefore, result in not fully realizing the anticipated benefits from such new technology. Many of the Bank’s larger competitors have substantially greater resources to invest in operational and technological infrastructure and have a significantly greater investment in operational and technological infrastructure. As a result, competitors may be able to offer additional or more convenient products compared to those that the Bank will be able to provide, which would put it at a competitive disadvantage. Accordingly, the Bank may not be able to effectively implement new technology-driven products and services, or be successful in marketing such products and services to its clients, which could impair growth and profitability.
The Bank also outsources some of its operational and technological infrastructure, including modifications and improvements to these systems, to third parties. If these third-party service providers experience difficulties, fail to comply with banking regulations or terminate their services and if the Bank is unable to replace them with other service providers, its operations could be interrupted. If an interruption were to continue for a significant period of time, its business, financial condition and results of operations could be adversely affected, perhaps materially. Even if the Bank were able to replace the third-party providers, it may be at a higher cost, which could adversely affect its business, financial condition and results of operations. The Bank also face risk from the integration of new infrastructure platforms and/or new third party providers of such platforms into its existing businesses.
A failure in the Bank’s operational systems or infrastructure, or those of third parties, could impair its liquidity, disrupt its businesses, result in the unauthorized disclosure of confidential information, damage its reputation and cause financial losses.
The Bank’s business, and in particular, the debit card and cash management solutions business, is partially dependent on its ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets. These transactions, as well as the information technology services provided to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth of the Bank’s client base and geographical reach, developing and maintaining its operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. The Bank’s financial, accounting, data processing or other operating systems and facilities and those of the third-party service providers upon which it depends may fail to operate properly or become disabled. This could be a result of events such as a spike in transaction volume, cyber-attack or other unforeseen catastrophic events, which are wholly or partially beyond the control of the Company, and may adversely affect its ability to process these transactions or provide services.
The occurrence of fraudulent activity, breaches or failures of its information security controls or cybersecurity-related incidents could have a material adverse effect on the Bank’s business, financial condition and results of operations.
The Bank’s operations rely on its computer systems, networks and third party providers for the secure processing, storage and transmission of confidential and other sensitive customer information. Under various federal and state laws, the Bank is responsible for safeguarding such information. Ensuring that the collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase costs.
Although the Bank takes protective measures to maintain the confidentiality, integrity and availability of information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, its computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Despite the defensive measures taken to manage internal technological and operational infrastructure, these threats may originate externally from third parties such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or may originate internally from within the organization. Furthermore, the Bank may not be able to ensure that all of its clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. Given the increasingly high volume of transactions, certain errors may be repeated or compounded before they can be discovered and rectified. In addition, the increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-security threats. In particular, NYSDFS implemented heightened cybersecurity regulations in March, 2017. As these threats and government and regulatory oversight of associated risks continue to evolve, the Company may be required to expend additional resources to enhance or expand upon the security measures it currently maintains.
The networks and systems of the Bank, its customers and certain third-party partners, such as its online banking or reporting systems, execute transactions and maintain information pertaining to the Bank and its customers. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect the Bank and its customers against fraud and security breaches and to maintain its clients’ confidence. In infrequent case, breaches of information security resulting from the intentional or unintentional acts by those having or gaining access to the Bank’s systems or its customers’, employees’ or counterparties’ confidential information, have occurred and may occur again. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, and vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that the Bank uses to prevent fraudulent transactions and protect Bank, customer and underlying transaction data. The Bank cannot be certain that the security measures taken, including those taken by the processors, to protect this sensitive data will be successful or sufficient to protect against all current and emerging threats designed to breach its systems or those of processors. Although the Bank has developed, and continues to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks, a breach of its systems or those of processors could result in: losses to the Bank and its customers; loss of business and/or customers; damage to its reputation; the incurrence of additional expenses (including the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to its business; an inability to grow its online services or other businesses; additional regulatory scrutiny or penalties, or the exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on the Bank’s business, financial condition and results of operations.
If the Bank’s enterprise risk management framework is not effective at mitigating risk and loss, it could suffer unexpected losses and results of operations could be materially adversely affected.
The Bank’s enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. The Bank has established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which it is subject, including credit, liquidity, operational, regulatory compliance and reputational risks. However, as with any risk management framework, there are inherent limitations to these risk management strategies as there may exist, or develop in the future, risks that have not been appropriately anticipated or identified. If the Bank’s risk management framework proves ineffective, it could suffer unexpected losses and its business and results of operations could be materially adversely affected.
Changes in accounting standards could materially impact the Company’s financial statements.
From time to time, the Financial Accounting Standards Board (“FASB”) or the SEC may change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. Such changes may result in it being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators, outside auditors or management) may change their interpretations or positions on how these standards should be applied. These changes may be beyond the Company’s control, can be hard to predict, and can materially impact how it records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in it needing to revise or restate prior period financial statements.
The Bank could be subject to environmental risks and associated costs on its foreclosed real estate assets, which could materially and adversely affect it.
A material portion of Bank’s loan portfolio is comprised of loans collateralized by real estate. There is a risk that hazardous or toxic waste could be discovered on the properties that secure these loans. If the Bank acquires such properties as a result of foreclosure, it could be held responsible for the cost of cleaning up or removing this waste, and this cost could exceed the value of the underlying properties and materially and adversely affect it.
The Company’s business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment and the laws and regulations that govern its operations, corporate governance, executive compensation and accounting principles, or changes in any of them.
As a bank holding company, the Company is subject to extensive examination, supervision and comprehensive regulation by various federal and state agencies that govern almost all aspects of its operations. These laws and regulations are not intended to protect the Company’s stockholders. Rather, these laws and regulations are intended to protect customers, depositors, the DIF and the overall financial stability of the U.S economy. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which the Company can engage, limit the dividend or distributions that the Bank can pay to it, restrict the ability of institutions to guarantee its debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in capital than generally accepted accounting principles would require. Compliance with these laws and regulations is difficult and costly, and changes to these laws and regulations often impose additional compliance costs. Failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject the Company to restrictions on its business activities, fines and other penalties, the commencement of informal or formal enforcement actions against us, and other negative consequences, including reputational damage, any of which could adversely affect its business, financial condition, results of operations, capital base and the price of its securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive.
Likewise, the Company operates in an environment that imposes income taxes on its operations at both the federal and state levels to varying degrees. Strategies and operating routines have been implemented to minimize the impact of these taxes. Consequently, any change in tax legislation could significantly alter the effectiveness of these strategies.
The net deferred tax asset reported on the Company’s balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of these deferred tax assets consists of deferred loan loss deductions, deferred compensation deductions and unrealized losses on available-for-sale securities. The net deferred tax asset is measured by applying currently-enacted income tax rates to the accounting period during which the tax benefit is expected to be realized. As of December 31, 2017, the Company’s net deferred tax asset $4.4 million.

On December 22, 2017, the U.S. government enacted the Tax Act, which includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of BEAT, a new minimum tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. The Tax Act resulted in a one-time U.S. tax expense of  $1.6 million. A majority of the provisions in the Tax Act are effective January 1, 2018.
Federal and state regulators periodically examine the Bank’s business, and the Company may be required to remediate adverse examination findings.
The FRB and the NYSDFS, periodically examine the Bank’s business, including compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that the Bank was in violation of any law or regulation; or that the Bank’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of operations had become unsatisfactory, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, require affirmative action to correct any conditions resulting from any violation or practice, issue an administrative order that can be judicially enforced, direct an increase in capital, restrict the Bank’s growth, assess civil monetary penalties against officers or directors, and remove officers and directors. If it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, the Bank’s deposit insurance could be terminated, and it could be placed into receivership or conservatorship. If the Bank become subject to any regulatory actions, there could be a material adverse impact on its business, results of operations, financial condition and growth prospects.
Legislative and regulatory actions taken now or in the future may increase the Company’s costs and impact its business, governance structure, financial condition or results of operations.
The Company operates in a highly regulated industry with multiple regulators and is subject to a changing regulatory environment. The Dodd-Frank Act, among other things, imposed higher capital requirements on bank holding companies, changed the base for FDIC insurance assessments from a bank’s deposit base to its average consolidated total assets minus average tangible equity, permanently raised the current standard deposit insurance limit to $250,000, and expanded the FDIC’s authority to raise insurance premiums. The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) as an independent entity within the FRB, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, prepaid cards, residential mortgages, home-equity loans and credit cards and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. Although the applicability of certain elements of the Dodd-Frank Act is limited to institutions with more than $10 billion in assets, there can be no guarantee that such applicability will not be extended in the future or that regulators or other third parties will not seek to impose such requirements on institutions with less than $10 billion in assets, such as the Bank.
Compliance with the Dodd-Frank Act and its implementing regulations has and will continue to result in additional operating and compliance costs that could have a material adverse effect on business, financial condition, results of operations and growth prospects of the Company.
While most of the changes required by the Dodd-Frank Act that impact the Company have been implemented or are expected to follow a known trajectory, new changes under the Trump administration, including their nature, timing and impact, cannot yet be determined with any degree of certainty. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, could expose it to additional costs, including increased compliance costs; impact the profitability of the Company’s business activities; require more oversight; or change certain of its business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads. These changes may also require the Company to invest significant management attention and resources to make any necessary changes to operations and could have an adverse effect on its business, financial condition and results of operations.

As a result of the Dodd-Frank Act and recent rulemaking, the Company is subject to more stringent capital requirements.
In July 2013, the U.S. federal banking authorities approved new regulatory capital rules implementing the Basel III regulatory capital reforms effecting certain changes required by the Dodd-Frank Act. The new regulatory capital requirements are generally applicable to all U.S. banks as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1.0 billion). The new regulatory capital rules not only increase most of the required minimum regulatory capital ratios, but also introduce a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. The new regulatory capital rules also expand the current definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 and Tier 2 capital. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. A BHC institution must maintain a Tier 1 capital ratio of 8% or more; and a total capital ratio of 6% or more. Banks and BHCs must also maintain a capital conservation buffer consisting of common equity Tier 1 capital. The new regulatory capital rules became effective as applied to the Company on January 1, 2015 with a phase-in period that generally extends through January 1, 2019 for certain of the changes. Previously, as a BHC with less than $1 billion in consolidated assets, the Company was not subject to consolidated capital requirements. During the course of 2016, the Company’s consolidated assets exceeded $1 billion and, as a result, the Company is now subject to capital requirements with a phase-in period that generally extends through January 1, 2019 for certain of the changes, as discussed above.
The Company may need to raise additional capital in the future to gain sufficient capital resources and liquidity to meet regulatory requirements, its commitments and business needs, which could include the possibility of financing acquisitions. The Company’s ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and the Company’s financial condition and performance. The failure to meet applicable regulatory capital requirements, including the minimum capital requirements established by the FRB, could result in one or more of the regulators placing limitations or conditions on the Company’s activities, including its growth initiatives, or restricting the commencement of new activities; which could affect customer and investor confidence, the Company’s costs of funds and FDIC insurance costs, its ability to pay dividends on common stock, its ability to make acquisitions, and its business, results of operations and financial conditions, generally.
The Company is subject to the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material penalties.
The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. With respect to the Bank, the NYSDFS, FRB, the United States Department of Justice and other federal and state agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on business, financial condition and results of operations of the Company.
The FASB has recently issued an accounting standard update that will result in a significant change in how the Company recognizes credit losses and may have a material impact on its financial condition or results of operations.
In June 2016, the FASB issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, the Company will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, the Company expects that the adoption of the CECL model will materially affect how it determines allowance for loan losses and could require it to significantly increase the allowance. Moreover, the CECL model may create more volatility in the level of allowance for loan losses. If the Company is required to materially increase its level of allowance for loan losses for any reason, such increase could adversely affect its business, financial condition and results of operations.
The new CECL standard will become effective for the Company for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years. The Company is currently evaluating the impact the CECL model will have on its accounting; however, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016, it expects to recognize a one-time cumulative-effect adjustment to allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its financial condition or results of operations.
FDIC deposit insurance assessments may continue to materially increase in the future, which would have an adverse effect on earnings.
As an FDIC insured institution the Bank is assessed a quarterly deposit insurance premium. Failed banks nationwide have significantly depleted the insurance fund and reduced the ratio of reserves to insured deposits. The FDIC has adopted a Deposit Insurance Fund Restoration Plan, which requires the FDIC’s DIF to attain a 1.35% reserve ratio by December 31, 2020. As a result of this requirement, the Bank could be required to pay significantly higher premiums or additional special assessments, which would adversely affect its earnings, thereby reducing the availability of funds to pay dividends to the Company.
Monetary policies and regulations of the FRB could adversely affect the business, financial condition and results of operations of the Company.
In addition to being affected by general economic conditions, the Company’s earnings and growth are affected by the policies of the FRB. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used by the FRB to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.
The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the Company’s business, financial condition and results of operations cannot be predicted.
The Bank faces a risk of noncompliance and enforcement action with the Federal Bank Secrecy Act and other anti-money laundering and counter terrorist financing statutes and regulations.
The BSA, the USA PATRIOT Act and other laws and regulations require financial institutions, among others, to institute and maintain an effective anti-money laundering compliance program and to file reports such as suspicious activity reports and currency transaction reports. The Bank’s products and services, including its debit card issuing business, are subject to an increasingly strict set of legal and regulatory requirements intended to protect consumers and help detect and prevent money laundering, terrorist financing and other illicit activities. The Bank is required to comply with these and other anti-money laundering requirements. The federal banking agencies and the U.S. Treasury Department’s Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. The Bank is also subject to increased scrutiny of compliance with the regulations administered and enforced by the U.S. Treasury Department’s Office of Foreign Assets Control. If the Bank violates these laws and regulations, or if its policies, procedures and systems are deemed deficient, the Bank would be subject to liability, including fines and regulatory actions, which may include restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan, including any acquisition plans.
Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for the Bank. Any of these results could have a material adverse effect on its business, financial condition, results of operations and growth prospects.
The FRB may require the Company to commit capital resources to support the Bank.
Federal law requires that a bank holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the FRB may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection becomes more difficult and expensive and could have an adverse effect on its business, financial condition and results of operations.
The Bank could be adversely affected by the soundness of other financial institutions and other third parties it relies on.
Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Bank has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional customers. Many of these transactions expose the Bank to credit risk in the event of a default by a counterparty or client. In addition, its credit risk may be exacerbated when its collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Furthermore, successful operation of the debit card and cash management solutions business depends on the soundness of third party processors, clearing agents and others that the Bank relies on to conduct its merchant business. Any losses resulting from such third parties could adversely affect the business, financial condition and results of operations of the Company.
The Bank depends on the accuracy and completeness of information about customers and counterparties.
In deciding whether to extend credit or enter into other transactions with existing and potential customers and counterparties, the Bank may rely on information provided by or on behalf of its existing and potential customers and counterparties, including financial statements and other financial information. The Bank also may rely on representations of existing and potential customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. In deciding whether to extend credit, the Bank may rely upon existing and potential customers’ representations that their respective financial statements conform to U.S. generally accepted accounting principles, or GAAP, and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. The Bank also may rely on customer and counterparty representations and certifications, or other auditors’ reports, with respect to the business and financial condition of existing and potential customers and counterparties. The Company’s financial condition, results of operations, financial reporting and reputation could be negatively affected if the Bank relies on materially misleading, false, incomplete, inaccurate or fraudulent information provided by or on behalf of existing or potential customers or counterparties.
The Company’s accounting estimates and risk management processes and controls rely on analytical and forecasting techniques and models and assumptions, which may not accurately predict future events.
The Company’s accounting policies and methods are fundamental to how it records and reports its financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet which may result in the reporting of materially different results than would have been reported under a different alternative.
Certain accounting policies are critical to presenting the Company’s financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include the allowance for loan losses and income taxes. Because of the uncertainty of estimates involved in these matters, the Company may be required to do one or more of the following: significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided; reduce the carrying value of an asset measured at fair value; or significantly increase accrued tax liability. Any of these could have a material adverse effect on the business, financial condition or results of operations of the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
The Company’s internal controls, disclosure controls, processes and procedures, and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable (not absolute) assurances that the objectives of the system are met. Any failure or circumvention of controls, processes and procedures or failure to comply with regulations related to controls, processes and procedures could necessitate changes in those controls, processes and procedures, which may increase compliance costs, divert management attention from the business or subject the Company to regulatory actions and increased regulatory scrutiny. Any of these could have a material adverse effect on the business, financial condition or results of operations of the Company.
The reduced disclosures and relief from certain other significant disclosure requirements that are available to emerging growth companies may result in the Company’s financial statement not being comparable to the financial statements of public companies that are not allowed the same relief.
The Company is an “emerging growth company,” as defined in the JOBS Act, and it intends to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not “emerging growth companies.” The JOBS Act permits the Company an extended transition period for complying with new or revised accounting standards affecting public companies. The Company has elected to use this extended transition period, which means that its financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards on a non-delayed basis.
Item 1B.   Unresolved Staff Comments
Not applicable.
Item 2.   Properties
As of December 31, 2017, each of the Company’s offices are leased, and it considers the current facilities adequate to meet present and foreseeable needs, subject to possible future expansion.

Item 3.   Legal Proceedings
The Bank is subject to certain pending and threatened legal actions that arise out of the normal course of business. Management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of these matters to have a material adverse effect on its business. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to the business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws), the Bank, like all banking organizations, is subject to heightened legal and regulatory compliance and litigation risk.
Item 4.   Mine Safety Disclosures
Not applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock are traded on the New York Stock Exchange under the symbol “MCB”. The approximate number of holders of record of the Company’s common stock as of March  23, 2018 was 95. The Company’s common stock began trading on the New York Stock Exchange on November 8, 2017. The Company has not declared any dividends to date.
The following table shows the price per share of the Company’s common stock since the date of the Initial Public Offering (“IPO”).
	Price Per Share
	2017
	High	Low
Fourth quarter (from November 8th, 2017)	$50.03	$36.99
The Company has not historically declared or paid cash dividends on its common stock and does not expect to pay for the foreseeable future. Instead, the Company anticipates that all of its future earnings will be retained to support operations and to finance the growth and development of the business. Any future determination to pay dividends on the Company’s common stock will be made by its Board of Directors and will depend on a number of factors, including
•
historical and projected financial condition, liquidity and results of operations;

•
the Company’s capital levels and requirements;

•
statutory and regulatory prohibitions and other limitations;

•
any contractual restriction on the Company’s ability to pay cash dividends, including pursuant to the terms of any of its credit agreements or other borrowing arrangements;

•
business strategy;

•
tax considerations;

•
any acquisitions or potential acquisitions;

•
general economic conditions; and

•
other factors deemed relevant by the Board of Directors.

There are various legal limitations with respect to the Company’s ability to pay dividends to shareholders and the Bank’s ability to pay dividends to the Company. Under the New York Business Corporation Law, the Company may pay dividends on its outstanding shares unless the Company is insolvent or would be made insolvent by the dividend. Dividends may be declared or paid and other distributions may be made either (1) out of surplus, so that the net assets of the corporation remaining after such declaration, payment or distribution shall at least equal the amount of its stated capital, or (2) in case there shall be no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.
The Company is also subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policy provides that dividends should be paid only to the extent that the Company’s new income for the past two years is sufficient to fund the dividends and only if the prospective rate of earnings retention by the Company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The FRB has the authority to prohibit a bank holding company from paying dividends if such payment is deemed to be an unsafe or unsound practice. See “Item 1. Business — Regulation — Holding Company Regulation.”

The Company is dependent upon the payment of dividends by the Bank as its principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. A New York state member bank may generally declare a dividend, without approval from the NYSDFS or the FRB, in an amount equal to its year-to-date net income plus the prior two years’ net income that is still available for dividends. The NYSDFS and the FRB have the authority to prohibit a New York commercial bank from paying dividends if such payment is deemed to be an unsafe or unsound practice. In addition, as a depository institution the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due to the FDIC or if in the FDIC’s opinion, the payment of dividends would constitute an unsafe or unsound practice.
As discussed in Note 11 to the Notes to Consolidated Financial Statements contained in this report, the Company completed its initial public offering on November 10, 2017. There has been no material change in the planned use of proceeds from the Company’s initial public offering as described in its prospectus dated November 7, 2017.
There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended December 31, 2017.
The Company did not repurchase any of its common stock during the year ended December 31, 2017.
The Company’s common stock began trading on the New York Stock Exchange on November 8, 2017 following its initial public offering. During the period from November 8, 2017 to December 31, 2017, the cumulative total shareholder return on the Company’s common stock was 13%. By comparison, the cumulative total return on Vanguard Russell 2000 Index I (VRTIX) over the same period was 3%.
Set forth below is information as of December 31, 2017 regarding equity compensation plans. The plan that has been approved by the stockholders is the 2009 Equity Incentive Plan.
Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	271,500	$19.97	823,629
Equity compensation plans not approved by stockholders	—	—	—

Item 6.   Selected Financial Data
The consolidated financial and other data of the Company as of and for the years ended December 31, 2017, 2016 and 2015 set forth below is derived in part from, and should be read in conjunction with, the Company’s audited Consolidated Financial Statements and Notes thereto. Dollars below are in thousands.
	At December 31,
	2017	2016	2015
Selected Financial Condition Data:
Cash and cash equivalents	$261,231	$82,931	$65,647
Investment securities available for sale	32,157	37,329	47,467
Investment securities held to maturity	5,428	6,500	4,974
Loans, net	1,405,009	1,042,731	810,356
Premises and equipment, net	6,268	5,035	4,640
FRB stock, at cost	3,911	3,239	2,384
FHLB stock, at cost	2,766	4,349	5,022
Accrued interest receivable	4,421	2,735	2,301
Goodwill	9,733	9,733	9,733
Other assets	28,931	25,719	12,264
Total Assets	$1,759,855	$1,220,301	$964,788
Deposits	$1,404,355	$993,780	$766,039
FHLB Advances	42,198	78,418	96,147
Trust preferred securities payable	20,620	20,620	20,620
Subordinated notes payable, net of issuance costs	24,489	—	—
Other liabilities	31,309	17,992	6,030
Total Liabilities	$1,522,971	$1,110,810	$888,836
Total Equity	$236,884	$109,491	$75,952

	For the Year Ended December 31,
	2017	2016	2015
Selected Income Statement Data:
Interest and dividend income	$60,753	$44,155	$32,682
Interest expense	8,671	6,089	5,260
Net interest income	52,082	38,066	27,422
Provision for loan losses	7,059	8,060	2,015
Net interest income after provision for loan losses	45,023	30,006	25,407
Noninterest income	11,300	5,423	4,498
Noninterest expense	32,745	27,371	23,077
Income before income tax expense	23,578	8,058	6,828
Income tax expense	11,209	3,045	2,559
Net income	$12,369	$5,013	$4,269

	At December 31,
	2017	2016	2015
Selected Ratios:
Performance Ratios
Return on average assets	0.81%	0.46%	0.50%
Return on average equity	9.27	5.56	6.21
Net interest spread	2.94	3.53	3.33
Net interest margin	3.54	3.26	3.07
Average interest-earning assets to average interest-bearing liabilities	198.12	158.74	139.52
Dividend payout ratio	0.00	0.00	0.00
Non-interest expense/average assets	2.15	2.49	2.71
Efficiency ratio	51.66	62.94	72.29
Average equity to average total asset ratio	8.76	8.22	8.06
Basic: Earnings/share	2.40	0.43	1.54
Diluted: Earnings/share	2.34	0.43	1.54
Asset Quality Ratios
Non-Performing loans to total loans	0.24	0.35	0.25
Allowance for loan losses to total loans	1.05	1.12	1.21
Non-performing loans to total assets	0.19	0.30	0.22
Allowance for loan losses to non-performing loans	439.21	322.82	478.38
Capital Ratios
The Company:
Tier 1 leverage ratio	13.71	10.49	9.34
Common equity tier 1	15.33	10.80	10.44
Total risk-based capital ratio	19.90	12.45	11.98
Tier 1 risk-based capital ratio	17.09	11.32	10.93
Metropolitan Commercial Bank:
Tier 1 leverage ratio	14.71	10.41	9.26
Common equity tier 1	18.40	11.25	10.83
Total risk-based capital ratio	19.40	12.38	12.08
Tier 1 risk-based capital ratio	18.40	11.25	10.83

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
The Company is a New York registered bank holding company. Through its wholly owned subsidiary, the Bank, with five retail offices located in the New York metropolitan area, it offers a wide variety of business and personal banking products and services. The Bank offers a traditional range of services to individuals, businesses and others needing banking services. Its primary lending products are commercial mortgages and commercial and industrial loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. The Bank’s primary deposit products are checking, savings, and term deposit accounts.
The Company is focused on organically growing and expanding its position in the New York metropolitan area. Through an experienced team of commercial relationship managers and its integrated, client-centric approach, the Bank has successfully demonstrated its ability to consistently grow market share by deepening existing client relationships and continually expanding its client base through referrals. Since initiating the transition to a core-funded institution with the opening of its first banking center in 2006, the Bank has maintained a goal of converting many of its commercial lending clients into full retail relationship banking clients. This deposit growth has been a result of the Bank’s diversified funding strategy, which affords it the opportunity to be a core funded and branch light institution. Deposits are primarily derived from three sources: existing lending relationships, non-borrowing clients usually sourced through banking centers and debit card issuing business. Additionally, part of the diversified strategy is growth in deposits through government or state directed fund deposits and cash management solutions provided to the cryptocurrency exchange customer. Given the size of the market in which the Bank operates and its differentiated approach to client service, there is significant opportunity to continue its loan and deposit growth trajectory.
Critical Accounting Policies
A summary of accounting policies is described in Note 1 to the consolidated financial statements included in this report. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:
Allowance for loan losses
Although management evaluates available information to determine the adequacy of the allowance for loan losses, the level of allowances is an estimate which is subject to significant judgement and short term change. Because of uncertainties associated with local economic conditions, collateral values and future cash flows on the loan portfolio, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term due to economic, operating, regulatory and other conditions beyond the Company’s control. However, the amount of the change that is reasonably possible cannot be estimated. The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, the Company may ultimately incur losses that vary from management’s current estimates. Adjustments to the allowance for loan losses will be reported in the period such adjustments become known or can be reasonably estimated. All loan losses are charged to the allowance for loan losses when the loss actually occurs or when the collectability of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery.
Emerging Growth Company
Pursuant to the JOBS Act, an EGC is provided the option to adopt new or revised accounting standards that may be issued by the FASB or the SEC either (i) within the same periods as those otherwise applicable to non-EGCs or (ii) within the same time periods as private companies. The Company elected delayed effective dates of recently issued accounting standard. As permitted by JOBS Act, so long as it qualifies as an EGC, the Company will take advantage of some of the reduced regulatory and reporting requirements that are available to it, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.
Discussion on the Results of Operations for the years ended December 31, 2017, December 31, 2016 and December 31, 2015
Net Income
For the year ended December 31, 2017, net income was $12.4 million, an increase of  $7.4 million or 146.7% from $5.0 million for the year ended December 31, 2016. The increase was due to an increase in net interest income after provision for loan losses of  $15.0 million, primarily driven by higher volume of loans combined with higher yield on loans, and an increase in non-interest income of  $5.9 million, primarily driven by an increase in service charges and fees. These increases were offset by an increase of  $5.4 million in non-interest expense, driven by the growth of the business, and an increase of  $8.2 million in income tax expense, which is a result of higher pretax net income in 2017 and a one-time U.S. tax expense of  $1.6 million resulting from the Tax Act, which the U.S. government enacted on December 22, 2017.
Net income increased $744,000, or 17.4%, to $5.0 million for the year ended December 31, 2016 from $4.3 million for the year ended December 31, 2015. The increase was due to an increase in net interest income and debit card income. The increase in net interest income was caused by an increase in interest and fees on loans, which increased $11.3 million, or 36.1% for the year ended December 31, 2016. This increase was due to the Bank’s continued success in growing its loans.

Net Interest Income Analysis
Net interest income is the difference between interest earned on assets and interest incurred on liabilities. The following table presents an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):
	For the Year ended December 31,
	2017			2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans	$1,244,194	$57,075	4.59%	$931,207	$42,360	4.56%	$704,080	$31,110	4.42%
Available-for-sale securities	35,085	720	2.05	41,836	795	1.90	52,402	999	1.91
Held-to-maturity securities	5,963	123	2.06	6,215	121	1.95	2,551	56	2.20
Other interest-earning assets	195,805	2,835	1.45	85,186	879	1.03	65,230	517	0.79
Total interest-earning assets	1,481,047	60,753	4.10	1,064,444	44,155	4.16	824,263	32,682	3.97
Noninterest-earning assets	58,477			43,918			37,217
Allowance for loan losses	(15,322)			(11,131)			(8,706)
Total assets	$1,524,202			$1,097,231			$852,774
Interest-bearing liabilities:
Money market and savings accounts	$561,733	$4,840	0.86%	$501,619	$3,674	0.73%	$395,878	$2,679	0.68%
Certificates of deposit	80,130	1,033	1.29	101,950	1,203	1.18	109,921	1,126	1.02
Total interest-bearing deposits	641,863	5,873	0.91	603,569	4,877	0.80	505,799	3,805	0.75
Borrowed funds	105,684	2,798	2.61	69,840	1,212	1.74	79,006	1,455	1.84
Total interest-bearing liabilities	747,547	8,671	1.16	673,409	6,089	0.90	584,805	5,260	0.90
Noninterest-bearing deposits	607,743			313,594			183,901
Other non-interest bearing liabilities	35,450			20,022			15,319
Total liabilities	1,390,740			1,007,025			784,025
Equity	133,462			90,206			68,749
Total liabilities and equity	$1,524,202			$1,097,231			$852,774
Net interest income		$52,082			$38,066			$27,422
Net interest rate spread(1)			2.94%			3.26%			3.07%
Net interest-earning assets(2)	$733,500			$391,035			$239,458
Net interest margin(3)			3.54%			3.57%			3.36%
Average interest-earning assets to interest-bearing liabilities	198.12%			158.74%			139.52%

(1)
Represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)
Represents total interest-earning assets less total interest-bearing liabilities.

(3)
Represents net interest income divided by total interest-earning assets.

Rate/Volume Analysis
The following table presents the effects of changing rates and volumes on net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume

(changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume. Dollars are in thousands.
	At December 31,
	2017 over 2016			2016 over 2015
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans	$14,457	$258	$14,715	$10,235	$1,017	$11,252
Available-for-sale securities	(82)	(40)	(122)	(213)	9	(204)
Held-to-maturity securities	(2)	4	2	—	—	—
Other interest-earning assets	1,502	501	2,003	216	209	425
Total interest-earning assets	$15,875	$723	$16,598	$10,238	$1,235	$11,473
Interest-bearing liabilities:
Money market and savings accounts	$469	$697	$1,166	$760	$235	$995
Certificates of deposit	(299)	129	(170)	(71)	148	77
Total deposits	170	826	996	689	383	1,072
FHLB Advances	803	783	1,586	(164)	(79)	(243)
Total interest-bearing liabilities	973	1,609	2,582	525	304	829
Change in net interest income	$14,902	$(886)	$14,016	$9,713	$931	$10,644

For the year ended December 31, 2017, net interest income was $52.1 million, an increase of $14.0 million, or 36.8%, compared to $38.1 million in 2016. The increase in net interest income is mainly attributable to higher volume of loans, combined with higher yield on loans, partially offset by a $2.6 million increase in interest expense. The increase in interest expense was primarily driven by the interest on subordinated debt issued in March 2017. At December 31, 2017 total average interest-earning assets increased by $416.6 million and total average interest bearing liabilities increased by $74.1 million. Net interest rate spread decreased by 32 basis points to 2.94% for the year ended December 31, 2017 from 3.26% for the year ended December 31, 2016, while net interest margin decreased 3 basis point to 3.54% in the year ended December 31, 2017 from 3.57% in 2016.
Net interest income increased $10.6 million, or 38.8%, to $38.1 million for the year ended December 31, 2016 from $27.4 million for the year ended December 31, 2015. The increase in net interest income is mainly attributable to higher volume of loans, combined with higher yield on loans. Total average interest earning assets increased by $240.2 million, which was offset by an increase of  $88.6 million in total interest bearing liabilities. Net interest rate spread increased 19 basis points to 3.26% for the year ended December 31, 2016 from 3.07% for the year ended December 31, 2015, while net interest margin increased 21 basis points to 3.57% for the year ended December 31, 2016 from 3.36% for the year ended December 31, 2015.
Interest Income
Interest income increased $16.6 million, or 37.6%, to $60.8 million for the year ended December 31, 2017 from $44.2 million for the year ended December 31, 2016. This was attributable, primarily, to an increase in income from interest and fees on loans, which increased $14.7 million, or 34.7%, to $57.1 million for the year ended December 31, 2017 from $42.4 million for the year ended December 31, 2016. The increase in interest income on loans was due to an increase in average balance of loans of  $313.0 million, or 33.6%, to $1.2 billion for the year ended December 31, 2017 from $931.2 million for the year ended December 31, 2016. This increase was due to the Bank’s continued success in loan growth.
Interest income increased $11.5 million, or 35.1%, to $44.2 million for the year ended December 31, 2016 from $32.7 million for the year ended December 31, 2015. This was attributable to an increase in interest and fees on loans, which increased $11.3 million, or 36.1%, to $42.4 million for the year ended December 31, 2016 from $31.1 million for the year ended December 31, 2015. The increase in interest income on loans was due to an increase in average balance of loans of  $227.1 million, or 32.3%, to $931.2 million for the year ended December 31, 2016 from $704.1 million for the year ended December 31, 2015. This increase was due to the Bank’s continued success in loan growth.
Interest Expense
Interest expense increased $2.6 million, or 42.4%, to $8.7 million for the year ended December 31, 2017 from $6.1 million for the year ended December 31, 2016, caused by an increase in the average balance of interest bearing deposits. The average rate paid on interest bearing deposits increased eleven basis points to 0.91% for the year ended December 31, 2017 from 0.80% for the year ended December 31, 2016. The average balance of interest bearing deposits increased $38.3 million, or 6.3%, to $641.9 million for the year ended December 31, 2017 from $603.6 million for the year ended December 31, 2016.
Interest expense increased $829,000, or 15.8%, to $6.1 million for the year ended December 31, 2016 from $5.3 million for the year ended December 31, 2015, caused by an increase in the average balance of interest bearing deposits. The average rate paid on interest bearing deposits increased 5 basis point to 0.80% for the year ended December 31, 2016 from 0.75% for the year ended December 31, 2015. The average balance of interest bearing deposits increased $97.8 million, or 19.3%, to $603.6 million for the year ended December 31, 2016 from $505.8 million for the year ended December 31, 2015.
Provision for loan losses
For the year ended December 31, 2017, provision for loan losses was $7.1 million, compared to $8.1 million in 2016, a decrease of  $1.0 million, or 12.4%. The provisions recorded resulted in the allowance for loan losses of  $14.9 million, or 1.05% of total loans at December 31, 2017, compared to $11.8 million, or 1.12% of total loans at December 31, 2016. Provision for loan losses decreased, primarily, as the result of better asset quality and lower charge-offs of  $4.0 million the year ended December 31, 2017, including a $3.7 million charge off related to the Bank’s taxi medallion portfolio, when compared to loans-charged off for the year ended December 31, 2016. At December 31, 2017, there was a balance of  $1.2 million in the Bank’s taxi medallion portfolio.
Provision for loan losses was $8.1 million for the year ended December 31, 2016 compared to $2.0 million for the year ended December 31, 2015. The provisions recorded resulted in an allowance for loan losses of  $11.8 million, or 1.12% of total loans at December 31, 2016, compared to $9.9 million, or 1.21% of total loans at December 31, 2015. Provision for loan losses increased primarily as the result of $6.2 million in loans charged-off for the year ended December 31, 2016, including a $5.1 million charge off related to the Bank’s taxi medallion portfolio.
For additional information about the provision for loan losses, see the discussion of asset quality and the allowance for loan losses later in this report, as well as in Note 3 in this report.
Non-Interest Income
For the year ended December 31, 2017, non-interest income was $11.3 million, an increase of $5.9 million or 108.4%, when compared to $5.4 million for the year ended December 31, 2016. The increase was primarily due to $2.5 million increase in fees charged on money market accounts (included in service charges on deposit accounts) due to an increase in the volume of ACH/wire transfer activities, and a $3.5 million increase in foreign exchange conversion fees (included in other service charges and fees).
Non-interest income increased $925 thousand, or 20.6%, to $5.4 million for the year ended December 31, 2016 from $4.5 million for the year ended December 31, 2015. The increase in non-interest income was primarily from growth in debit card business. Debit card income increased by $358 thousand or 13.9% to $2.9 million for the year ended December 31, 2016 from $2.6 million for the year ended December 31, 2015. Customer related fees and service charges (including service charges on deposit accounts, other service charges and fees and loan prepayment penalties) also increased $527 thousand or 27.3% to $2.5 million for the year ended December 31, 2016 from $1.9 million for the year ended December 31, 2015.

Non-Interest Expense
For the year ended December 31, 2017, non-interest expense was $32.7 million, an increase of $5.4 million or 19.6%, when compared to the year ended December 31, 2016. The increase is primarily driven by increases in professional fees of  $1.0 million, core processing fees and other expenses of $1.2 million, and salaries and employee benefits of  $2.2 million; all of which correspond with the growth in non-interest income for 2017.
For the year ended December 31, 2016, non-interest expense was $27.4 million, an increase of $4.3 million or 18.6%, when compared to the year ended December 31, 2015. The increase is primarily driven by increases in salaries and employee benefits of  $3.8 million.
Discussion of Financial Condition
The Company’s total assets were $1.76 billion at December 31, 2017, an increase of  $539.56 million from $1.22 billion at December 31, 2016. The increase was primarily due to an increase in net loans of $362.28 million, an increase in cash and cash equivalents of  $178.30 million, and an increase in other investments and assets of  $5.22 million. These increases were partially offset by a decrease in investment securities available-for-sale and held-for-maturity of  $6.24 million.
Cash and Cash Equivalents
Cash and cash equivalents increased $178.30 million to $261.23 million at December 31, 2017 from $82.93 million at December 31, 2016. The increase in cash and cash equivalents resulted primarily from the IPO of the Company’s common stock, and an increase in demand deposits and the subordinated debt issuance during the year ended December 31, 2017.
Investments
The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2017, 2016 and 2015 (dollars in thousands):
	At December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Residential mortgage-backed securities	$24,856	$24,684	$29,152	$29,027	$39,679	$39,794
Residential collateralized mortgage obligations	2,809	2,706	5,233	5,103	4,560	4,449
Commercial mortgage backed by government sponsored agencies	1,581	1,550	—	—	—	—
Municipal bond	1,098	1,109	1,122	1,136	1,145	1,174
CRA mutual fund	2,160	2,108	2,115	2,063	2,068	2,050
Total securities available-for-sale	$32,504	$32,157	$37,622	$37,329	$47,452	$47,467
Held-to-maturity
Residential mortgage-backed securities	$5,403	$5,305	$6,475	$6,394	$4,877	$4,873
Foreign government securities	25	25	25	25	97	97
Total securities held-to-maturity	$5,428	$5,330	$6,500	$6,419	$4,974	$4,970

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2017 (dollars in thousands).
	One Year or Less		More than One Year to Five Years		More than Five to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-sale
Residential mortgage-backed securities	$—	—%	$—	—%	$14,227	2.31%	$10,629	2.05%	$24,856	$24,684	2.20%
Residential collateralized mortgage obligations	—	—	—	—	2,809	1.47	—	—	2,809	2,706	1.47
Commercial mortgage backed securities guaranteed by U.S. government sponsored agencies	—	—	1,581	1.47	—	—		—	1,581	1,550	1.47
Municipal bond	—	—	—	—	—	—	1,098	3.94	1,098	1,109	3.94
CRA mutual fund(1)	—	—	—	—	—	—	—	—	2,160	2,108	2.27
Total securities available-for-sale	$—	—	$1,581	1.47%	$17,036	2.17%	$11,727	2.23%	$32,504	$32,157	2.10%
Held-to-maturity
Residential mortgage-backed securities	$—	—%	$—	—%	$—	—%	$5,403	2.06%	$5,403	$5,305	2.06%
Foreign government securities	—	—	25	1.83	—	—	—	—	25	25	1.83
Total securities held-to-maturity	$—	—%	$25	1.83%	$—	—%	$5,403	2.06%	$5,428	$5,330	2.06%

(1)
CRA mutual funds do not have a stated maturity.

At December 31, 2017, 2016 and 2015, the Company’s securities portfolio primarily consisted of investment grade mortgage-backed securities and collateralized mortgage obligations issued by government agencies.
Other-than-temporary Impairment
Each reporting period, the Bank evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. Other-than-temporary impairment (“OTTI”) is required to be recognized if  (1) it intends to sell the security; (2) it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that the Bank intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI, resulting in a realized loss that is a charged to earnings through a reduction in noninterest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. The Company did not recognize any OTTI during the years ended December 31, 2017, 2016 and 2015.
Loans
Loans are the Bank’s primary interest-earning asset. The following tables set forth certain information about the loan portfolio and asset quality.
The following table sets forth the composition of the loan portfolio, by type of loan at the dates indicated (dollars in thousands):

	At December 31,
	2017		2016		2015		2014		2013
	Loan Balance	% of Total loans	Loan Balance	% of Total loans	Loan Balance	% of Total loans	Loan Balance	% of Total loans	Loan Balance	% of Total loans
Real Estate:
Commercial	$783,745	55.15%	$547,711	51.88%	$364,802	44.40%	$295,347	46.52%	$284,187	56.58%
Construction	36,960	2.60	29,447	2.79	38,447	4.68	18,923	2.98	9,563	1.90
Multifamily	190,097	13.38	117,373	11.12	118,367	14.41	93,054	14.66	58,921	11.73
One-to-four family	25,568	1.80	26,480	2.51	37,371	4.55	39,992	6.30	35,030	6.97
Commercial and industrial	340,001	23.93	315,870	29.92	258,661	31.49	187,536	29.54	114,545	22.82
Consumer	44,595	3.14	18,825	1.78	3,825	0.47	—	—	—	—
Total loans receivable	$1,420,966	100.00%	$1,055,706	100.00%	$821,473	100.00%	$634,852	100.00%	$502,246	100.00%

The following tables set forth certain information at December 31, 2017 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments that significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below (dollars in thousands).
	Commercial	Construction	Multifamily	One-to-four family	Commercial and industrial	Consumer loans
Amount due to Mature During the Year Ending:
December 31, 2018	$177,187	$25,121	$31,397	$—	$74,597	$16
December 31, 2019	107,854	—	21,925	—	10,716	274
December 31, 2020	124,799	11,839	4,715	—	20,773	677
December 31, 2021	66,508	—	974	—	34,939	3,936
December 31, 2022	163,983	—	15,963	—	62,222	4,049
Sub-total (within 5 years)	640,331	36,960	74,974	—	203,247	8,952
December 31, 2023 and beyond	143,414	—	115,123	25,568	136,754	35,643
Total	$783,745	$36,960	$190,097	$25,568	$340,001	$44,595

The following table sets forth the dollar amount of all loans at December 31, 2017 that are due after December 31, 2018 and have either fixed interest rates or floating interest rates (dollars in thousands):
	At December 31, 2017
	Fixed Rate	% of Total	Floating Rate	% of Total	Total Loans
Real Estate:
Commercial	$487,559	80.40%	$119,001	19.60%	$606,560
Construction	3,342	28.23	8,497	71.77	11,839
Multifamily	124,499	78.45	34,201	21.55	158,700
One-to-four family	556	2.17	25,012	97.83	25,568
Commercial and industrial	115,541	43.50	149,863	56.50	265,404
Consumer	30,246	67.85	14,333	32.15	44,579
Total	$761,743		$350,907		$1,112,650

The following table sets forth the dollar amount of all loan originations, purchases and sales at December 31, 2017, 2016 and 2015 (dollars in thousands):
	Years Ended December 31,
	2017	2016	2015	2014	2013
Total loans at the beginning of the year	$1,055,706	$821,473	$634,852	$502,246	$421,842
Loans originated:
Real Estate:
Commercial	195,488	230,790	239,005	85,860	70,766
Construction	52,116	10,685	30,333	5,729	12,925
Multifamily	88,347	89,643	17,300	24,175	17,055
One- to four-family	48,620	12,685	37,663	22,895	30,747
Commercial and industrial	313,935	64,461	60,373	81,058	73,793
Consumer	16,930	16,605	3,966	—	—
Total loans originated	715,436	424,869	388,640	219,717	205,287
Loans purchased:
Commercial and industrial	46,756	108,726	68,283	38,875	41,965
Total loans purchased	46,756	108,726	68,283	38,875	41,965
Loans sold:
Real Estate:
Commercial and industrial	7,871	26,095	—	—	—
Total loans sold	7,871	26,095	—	—	—
Other:
Principal repayments	(389,061)	(273,267)	(270,302)	(125,986)	(166,848)
Net loan activity	365,260	234,233	186,621	132,606	80,404
Total loans, including loans held for sale, at end of period	$1,420,966	$1,055,706	$821,473	$634,852	$502,246

Asset Quality
Non-performing assets consist of non-accrual loans, non-accrual troubled debt restructurings and other real estate that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure. Past due status on all loans is based on the contractual terms of the loan. It is generally the Bank’s policy that a loan 90 days past due be placed in non-accrual status unless factors exist that would eliminate the need to place a loan in this status. A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. At the time loans are placed in non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed. All payments received on non-accrual loans are applied to principal. Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Company expects to receive all of its original principal and interest. In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept in non-accrual status until the entire principal balance has been recovered.

Delinquent Loans
The following tables set forth the Bank’s loan delinquencies, including non-accrual loans, by type and amount at the dates indicated (dollars in thousands).
	At December 31, 2017
	30 – 89 Days		90 Days or More
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
Real Estate:
Commercial	1	$836	2	$787
Commercial and industrial	3	227	—	—
Consumer	5	170	3	155
Total	9	$1,233	5	$942

	At December 31, 2016
	30 – 89 Days		90 Days or More
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
Real Estate:
Commercial	2	$958	—	$—
Commercial and industrial	2	3,936	—	—
Consumer	1	34	—	—
Total	5	$4,928	—	$—

	At December 31, 2015
	30 – 89 Days		90 Days or More
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
Real Estate:
One-to-four family	—	$—	1	$659
Commercial and industrial	—	—	1	46
Total	—	$—	2	$705

	At December 31, 2014
	30 – 89 Days		90 Days or More
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
Real Estate:
One-to-four family	—	$—	1	$659
Total	—	$—	1	$659

	At December 31, 2013
	30 – 89 Days		90 Days or More
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
Real Estate:
Commercial	1	$3,975	1	$1,430
One-to-four family	—	—	1	659
Total	1	$3,975	2	$2,089

The table below sets forth the amounts and categories of non-performing assets at the dates indicated (dollars in thousands).
	At December 31,
	2017	2016	2015	2014	2013
Non-accrual loans:
Real Estate:
Commercial	$787	$—	$1,373	$1,414	$5,405
One-to-four family	2,447	—	659	659	1,223
Commercial and industrial	—	3,660	46	—	1,915
Consumer	155	—	—	—	—
Total	$3,389	$3,660	$2,078	$2,073	$8,543
Troubled debt restructurings:
Real Estate:
Commercial	$1,580	$5,504	$1,806	$447	$6,379
Multifamily	—	—	5,971	6,048	6,132
One-to-four family	1,119	1,130	1,130	1,130	565
Commercial and industrial	—	1,255	3,358	1,595	—
Total	$2,699	$7,889	$12,265	$9,220	$13,076
Total non-performing assets	$6,088	$11,549	$14,343	$11,293	$21,619
Ratios:
Total non-performing loans to total loans	0.24%	0.35%	0.26%	0.33%	1.73%
Total non-performing loans to total assets	0.19%	0.30%	0.22%	0.27%	1.34%
Total non-performing assets to total assets	0.19%	0.30%	0.22%	0.27%	1.34%
Interest income that would have been recorded for the year ended December 31, 2017, had nonaccrual loans been current according to their original terms, amounted to $88,000. The Bank recognized $101,000 of interest income for these loans for the year ended December 31, 2017.
Interest income that would have been recorded for the year ended December 31, 2017, had troubled debt restructurings been current according to their original terms, is immaterial. The Bank recognized $117,000 for these loans for the year ended December 31, 2017.
Classified Assets
The following table sets forth information regarding the Bank’s classified assets, as defined under applicable regulatory standards, at the dates indicated (dollars in thousands).
	At December, 31
	2017	2016	2015
Special mention	$12,595	$7,208	$19,345
Substandard	1,966	4,872	3,352
Doubtful	—	—	—
Pass	1,336,242	998,321	757,580
Total	$1,350,803	$1,010,401	$780,277

Allowance for loan losses
The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans. The allowance is established based on management’s evaluation of the probable incurred losses inherent in the Company’s portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances.

The allowance for loan losses is increased through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectability of all or a portion of the principal is unlikely. Management’s evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the credit risk grade assigned to the loan, historical loan loss experience and review of specific impaired loans.
The following tables set forth the allowance for loan losses allocated by loan category (dollars in thousands):
	At December 31,
	2017			2016			2015
	Allowance Amount	% of Allowance to total Allowance	% of Loans in Category to Total Loans	Allowance Amount	% of Allowance to total Allowance	% of Loans in Category to Total Loans	Allowance Amount	% of Allowance to total Allowance	% of Loans in Category to Total Loans
Real Estate:
Commercial	$7,136	47.92%	55.15%	$5,206	44.06%	51.88%	$3,650	36.71%	44.40%
Construction	519	3.49	2.60	409	3.46	2.79	589	5.92	4.68
Multifamily	1,156	7.77	13.38	620	5.25	11.12	986	9.92	14.41
One-to-four family	138	0.93	1.80	109	0.92	2.51	444	4.47	4.55
Commercial and industrial	5,578	37.47	23.93	5,364	45.40	29.92	4,254	42.79	31.49
Consumer	360	2.42	3.14	107	0.91	1.78	19	0.19	0.47
Total	$14,887	100.00%	100.00%	$11,815	100.00%	100.00%	$9,942	100.00%	100.00%

	At December 31,
	2014			2013
	Allowance Amount	% of Allowance to total Allowance	% of Loans in Category to Total Loans	Allowance Amount	% of Allowance to total Allowance	% of Loans in Category to Total Loans
Real Estate:
Commercial	$3,283	41.47%	46.50%	$3,965	52.77%	56.60%
Construction	269	3.40	3.00	181	2.41	1.90
Multifamily	778	9.83	14.70	545	7.26	11.70
One-to-four family	480	6.06	6.30	630	8.39	7.00
Commercial and industrial	3,106	39.24	29.50	2,191	29.17	22.80
Total	$7,916	100.00%	100.00%	$7,512	100.00%	100.00%

Summary of Loan Loss Experience
The following tables present a summary by loan portfolio segment of allowance for loan and lease loss, loan loss experience, and provision for loan losses for the years indicated (dollars in thousands):
	Year Ended December 31,
	2017	2016	2015	2014	2013
Balance at beginning of the year	$11,815	$9,942	$7,916	$7,512	$8,558
Charge-offs:
Real Estate:
Commercial	—	—	—	—	(275)
One-to-four family	—	(659)	—	—	(471)
Commercial and industrial	(3,879)	(5,530)	—	—	—
Consumer	(108)	—	—	—	—
Total charge-offs	(3,987)	(6,189)	—	—	(746)
Recoveries:
Real Estate:
Commercial	—	—	—	—	3
One-to-four family	—	2	11	11	14
Total recoveries	—	2	11	11	17
Net (charge-offs) recoveries	(3,987)	(6,187)	11	11	(729)
Provision (credit) for loan losses	7,059	8,060	2,015	393	(317)
Balance at end of the year	$14,887	$11,815	$9,942	$7,916	$7,512
Ratio of net charge-offs to average loans outstanding	0.32%	0.66%	—	—	0.16%
Ratio of allowance for loan losses to total loans outstanding	1.05%	1.12%	1.21%	1.25%	1.50%
Allowance for loan losses to total nonperforming loans	439.21%	322.82%	478.40%	381.86%	87.93%
Deposits
The tables below summarize the Bank’s deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2016 to December 31, 2017 and December 31, 2015 to December 31, 2016 (dollars in thousands):
	At December 31,
	2017	Percentage of total balance	2016	Percentage of total balance	2015	Percentage of total balance
Non-interest-bearing demand deposits	$812,497	57.86%	$403,402	40.59%	$250,373	32.68%
Money market	484,589	34.51	482,393	48.54	392,525	51.24
Savings accounts	27,024	1.92	17,472	1.76	18,869	2.46
Time deposits	80,245	5.71	90,513	9.11	104,273	13.62
Total	$1,404,355	100.00%	$993,780	100.00%	$766,040	100.00%

	2017 vs. 2016 dollar Change	2017 vs. 2016 percentage Change	2016 vs. 2015 dollar Change	2016 vs. 2015 percentage Change
Non-interest-bearing demand deposits	$409,095	101.41%	$153,029	61.12%
Money market	2,196	0.46	89,868	22.89
Savings accounts	9,552	54.67	(1,397)	-7.40
Time deposits	(10,268)	(11.34)	(13,760)	-13.20
Total	$410,575	41.31%	$227,740	29.73%

As of December 31, 2017, the aggregate amount of the Bank’s outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $6.8 million. The following are scheduled maturities of time deposits as of December 31, 2017 (dollars in thousands):
At December 31, 2017
Three months or less	$19,441
Over three months through six months	18,179
Over six months through one year	25,625
Over one year	17,000
Total	$80,245

The Bank continues to focus on the acquisition and expansion of core deposit relationships, which is defined as all deposits except for certificates of deposit. Core deposits totaled $1.3 billion, or 94.3% of total deposits, at December 31, 2017, compared with 90.9% and 86.4% at December 31, 2016 and 2015 respectively.
The Bank’s deposit strategy is to fund the Bank with stable, low-cost deposits, primarily checking account deposits and other low interest-bearing deposit accounts. A checking account is the driver of a banking relationship and consumers consider the bank where they have their checking account as their primary bank. These customers will typically turn to their primary bank first when in need of other financial services. Strategies that have been developed and implemented to generate these deposits include: (i) acquire deposits by deepening existing relationships and entering new markets through de novo branching or branch acquisitions, (ii) training branch employees to identify and meet client financial needs with Bank products and services, (iii) link business loans to the customer’s primary checking account at the Bank, (v) continue to develop debit card issuing business that generates non-interest bearing deposits, and (vi) constantly monitor the Bank’s pricing strategies to ensure competitive products and services.
Borrowings
At December 31, 2017, the Bank had the ability to borrow a total of  $263.4 million from the FHLBNY, subject to pledging additional collateral. It also had an available line of credit with the FRBNY discount window of  $92.9 million.

The following table sets forth information concerning the Company’s total borrowings at the dates and for the periods indicated (dollars in thousands):
	Year Ended December 31,
	2017	2016	2015
Maximum balance outstanding at any month-end during reporting period	$119,474	$106,750	$116,767
Average balance outstanding during period	$105,684	$69,840	$79,006
Weighted average interest rate during period	2.61%	1.74%	1.84%
Balance outstanding at end of period	$87,307	$99,038	$116,767
Weighted average interest rate at end of period	3.27%	1.80%	1.30%
Trust Preferred Securities Payable
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
Subordinated Notes Payable
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
The interest rate from March 15, 2022 to the maturity date shall reset quarterly to an interest rate per annum equal to the then current three month LIBOR (not less than zero) plus 426 basis points, payable quarterly in arrears. The Company may redeem the subordinated notes beginning with the interest payment date of March 15, 2022 and on any scheduled interest payment date thereafter. The subordinated notes may be redeemed in whole or in part, at a redemption price equal to 100% of the principal amount of the subordinated notes plus any accrued and unpaid interest.
Secured Borrowings
There were $3 million in secured borrowings related to certain loan participations by the Bank as of December 31, 2017, and no secured borrowings as of December 31, 2016. These are included in Other Liabilities on the balance sheet.
Other Liabilities
Other liabilities increased $10.3 million when compared to December 31, 2016, primarily due to a $2.4 million increase in accrued expenses, a 2.2 million increase in debit cardholder balances, a $2.0 million increase in cash collateral held, a $1.2 million increase in accounts payable balances and a $0.5 million increase in accrued interest payable. These increases reflect the growth of the business and related expenses and payables.
Stockholders’ Equity
Total stockholders’ equity increased $127.4 million, or 116.4%, to $236.9 million at December 31, 2017, from $109.5 million at December 31, 2016. The increase for the year ended December 31, 2017 was primarily due to the IPO of the Company’s common stock on November 8, 2017, which yielded net proceeds, including the overallotment shares after deducting the underwriting discount and estimated offering expenses, of approximately $115 million. Additionally, total stockholders’ equity increased due to $12.4 million in net income for the year ended December 31, 2017.
Please see “Item 6 — Selected Financial Data” for equity performance ratios.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
In the ordinary course of its operations, the Company entered into certain contractual obligations. The following table presents the Company’s contractual obligations as of December 31, 2017 (dollars in thousands).
	At December 31, 2017
	Less Than One Year	More than One year Through Three Years	More Than Three Years Through Five Years	Over Five Years	Total
Operating lease obligations	$2,753	$5,491	$4,330	$6,754	$19,328
Subordinated debentures	—	—	—	20,620	20,620
Subordinated notes	—	—	—	24,489	24,489
FHLB Advances	42,198	—	—	—	42,198
Time deposits	63,245	16,287	713	—	80,245
Total	$108,196	$21,778	$5,043	$51,863	$186,880

Off-Balance Sheet Arrangements
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Exposure to credit loss is represented by the contractual amount of the instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.
The following is a table of off-balance sheet arrangements broken out by Fixed and Variable rate commitments for the periods indicated therein (dollars in thousands):
	At December 31,
	2017		2016		2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Undrawn lines of credit	$39,651	$76,008	$60,984	$9,890	$74,841	$898
Letters of credit	23,741	—	9,808	—	6,460	—
	$63,392	$76,008	$70,792	$9,890	$81,301	$898

The following is a maturity schedule for the Company’s off-balance sheet arrangements at December 31, 2017 (dollars in thousands):
	Total	2018	2019 – 2020	2021 – 2022	2023 and thereafter
Undrawn lines of credit	$115,659	$72,873	$25,505	$14,281	$3,000
Standby letters of credit	23,741	21,045	2,700	—	—
	$139,400	$93,918	$28,205	$14,281	$3,000

Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.
The Bank regularly reviews the need to adjust investments in liquid assets based upon an assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest earning deposits and securities, and (4) the objectives of the ALCO program. Excess liquid assets are invested generally in interest earning deposits and short- and intermediate-term securities.
The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At December 31, 2017 and December 31, 2016, cash and cash equivalents totaled $261.2 million and $82.9 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $32.2 million at December 31, 2017 and $37.3 million at December 31, 2016.
At December 31, 2017, the Bank had the ability to borrow a total of  $263.4 million from the FHLBNY, subject to pledging additional collateral. It also had an available line of credit with the FRBNY discount window of  $92.9 million.
At December 31, 2016, the Bank had the ability to borrow a total of  $204.4 million from the FHLBNY. It also had an available line of credit with the FRBNY discount window of  $67.9 million.
The Bank has no material commitments or demands that are likely to affect its liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, the Company could access its borrowing capacity with the FHLBNY or obtain additional funds through brokered certificates of deposit.
Certificates of deposit due within one year of December 31, 2017 totaled $63.2 million, or 4.5% of total deposits. Total certificates of deposit were $80.2 million or 5.7% of total deposits at December 31, 2017. Certificates of deposit due within one year of December 31, 2016 totaled $56.4 million, or 5.7% of total deposits. Total certificates of deposit were $90.5 million or 9.1% of total deposits at December 31, 2016.
The Bank’s primary investing activities are the origination, and to a lesser extent purchase, of loans and the purchase of securities. During the year ended December 31, 2017, it originated or purchased $762.2 million of loans and $1.5 million of securities. During the year ended December 31, 2016, it originated or purchased $533.6 million of loans and $4.2 million of securities.
Financing activities consist primarily of activity in deposit accounts. The Bank experienced an increase in total deposits of  $410.6 million and $227.7 million for the years ended December 31, 2017 and 2016, respectively. The Bank generates deposits from businesses and individuals through client referrals and other relationships and through its retail presence. The Bank believes that it has a very stable core deposit base due, primarily, to its cash management solutions for middle-market businesses as it strongly encourages and is generally successful in having business borrowers maintain their entire banking relationship with the Bank. The high level of transaction accounts is expected to be maintained. The Bank has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds. Since inception, it has not had the need to borrow significantly from the FHLBNY and has been able to use the cash generated from the increases in deposits to fund loan growth in recent periods.
On November 10, 2017, the Company completed its initial public offering. The net proceeds from the stock offering has increased the Company’s liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. The Company’s financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the offering, as well as other factors associated with the offering, return on equity will be adversely affected until the proceeds can be invested fully in interest earning assets.
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. At December 31, 2017, 2016 and 2015, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with its internal planning targets and regulatory capital standards administered by federal banking agencies. The Bank reviews capital levels on a monthly basis.
Below is a table of the Company and Bank’s capital ratios for the periods indicated:
	At December 31, 2017			Minimum Ratio to be “Well Capitalized”	Minimum Ratio Required for Capital Adequacy Purposes
	2017	2016	2015
The Company:
Tier 1 leverage ratio	13.7%	10.5%	9.3%	N/A	4.0%
Common equity tier 1	15.3	10.8	10.4	N/A	4.5%
Total risk-based capital ratio	19.9	12.5	12.0	N/A	6.0%
Tier 1 risk-based capital ratio	17.1	11.3	10.9	N/A	8.0%
The Bank:
Tier 1 leverage ratio	14.7%	10.4%	9.3%	5.0%	4.0%
Common equity tier 1	18.4	11.3	10.8	6.5%	4.5%
Total risk-based capital ratio	19.4	12.4	12.1	8.0%	6.0%
Tier 1 risk-based capital ratio	18.4	11.3	10.8	10.0%	8.0%
Basel III revised the capital adequacy requirements and the Prompt Corrective Action Framework effective January 1, 2015 for the Bank. When fully phased in on January 1, 2019, the Basel Rules will require the Company and the Bank to maintain a 2.5% “capital conservation buffer” on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and is now 1.875% and will be fully phased in at 2.5% on January 1, 2019.
Recently Issued Accounting Standards
For a discussion of the impact of recently issued accounting standards, please see Note 1 to the Company’s consolidated financial statements.

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk
General
The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The Board of Directors of the Company has oversight of the Bank’s asset and liability management function, which is managed by its ALCO. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That group also reviews liquidity, capital, deposit mix, loan mix and investment positions.
Interest Rate Risk
As a financial institution, the Bank’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most assets and liabilities, and the fair value of all interest earning assets and interest bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.
The Company manages its exposure to interest rates primarily by structuring its balance sheet in the ordinary course of business. It does not typically enter into derivative contracts for the purpose of managing interest rate risk, but may do so in the future. Based upon the nature of operations, the Company is not subject to foreign exchange or commodity price risk and does not own any trading assets.
Net Interest Income At-Risk
The Bank analyzes its sensitivity to changes in interest rates through a net interest income simulation model. It estimate what net interest income would be for a one-year period based on current interest rates, and then calculates what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2017 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.
Although the net interest income table below provides an indication of interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results. The following table indicates the sensitivity of projected annualized net interest income to the interest rate movements described above at December 31, 2017 (dollars in thousands):
At December 31, 2017
Change in Interest Rates (basis points)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
+400	$78,893	28.3%
+300	$74,538	21.2%
+200	$70,180	14.1%
+100	$65,918	7.2%
—	$61,509	—%
-100	$57,534	-6.46%
The table above indicates that at December 31, 2017, in the event of a 200 basis point increase in interest rates, the Company would experience a 14.1% increase in net interest income. In the event of a 100 basis point decrease in interest rates, it would experience a 6.46% decrease in net interest income.

Economic Value of Equity Analysis
The Bank analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates.
The table below represents an analysis of interest rate risk as measured by the estimated changes in economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +300 and +400 basis points and -100 basis points) at December 31, 2017 (dollars in thousands):
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Fair Value of Assets(3)
Change in Interest Rates (basis points)(1)	Estimated EVE(2)	Dollars	Percent	EVE Ratio(4)	Increase (Decrease) (basis points)
+400	$277,889	($6,643)	-2.3%	17.08%	0.65
+300	$279,015	(5,517)	-1.9%	16.91%	0.48
+200	$279,644	(4,888)	-1.7%	16.70%	0.28
+100	$284,235	(297)	-0.1%	16.68%	0.25
-	$284,532	—	—	16.43%	—
-100	$278,512	(6,020)	-2.1%	15.83%	(0.59)

(1)
Assumes an immediate uniform change in interest rates at all maturities.

(2)
EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from liabilities adjusted for the value of off-balance sheet contracts.

(3)
Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.

(4)
EVE Ratio represents EVE divided by the fair value of assets.

The table above indicates that at December 31, 2017, in the event of a 100 basis point decrease in interest rates, the Bank would experience a 2.1% decrease in its economic value of equity. In the event of a 200 basis points increase in interest rates, it would experience a decrease of 1.7% in economic value of equity.
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
Effect of Inflation and Changing Prices
The consolidated financial statements and related financial data included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 8.   Financial Statements and Supplementary Data
For the Company’s consolidated financial statements, see index on page 68.
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.   Controls and Procedures
Evaluation of Disclosure
a)
Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
b)
Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a management’s report regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
c)
Attestation Report of the Independent Registered Public Accounting Firm

Not applicable because the Company is an emerging growth company.
d)
Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.   Other Information
None.

PART III
Item 10.   Directors, Executive Officers and Corporate Governance
Information regarding the Company’s directors, executive officers and corporate governance is incorporated by reference to the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the SEC within 120 days of December 31, 2017. Specifically, the Company incorporates herein the information regarding its directors and executive officers included in the Proxy Statement under the headings “Proposal I — Election of Directors — Nominees and Continuing Directors,” “— Executive Officers Who Are Not Directors” and “— Section 16(a) Beneficial Ownership Reporting Compliance.”
Information regarding the Company’s corporate governance is incorporated herein by reference to the information in the Proxy Statement under the headings “Proposal I — Election of Directors — Committees of the Board of Directors — Audit Committee” and “— Code of Ethics.” The Company has adopted a written Code of Ethics that applies to all directors, officers, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and employees. The Code of Ethics is published on the Company’s website, www.metropolitanbankny.com. The Company will provide to any person, without charge, upon request, a copy of such Code of Ethics. Such request should be made in writing to: Metropolitan Bank Holding Corp. 99 Park Ave 4th Floor, New York, NY, 10016, attention Investor Relations.
Item 11.   Executive Compensation
Information regarding executive and director compensation and the Compensation Committee of the Company’s Board of Directors is incorporated herein by reference to the information in the Proxy Statement under the headings “Proposal I — Election of Directors — Executive Officer Compensation,” “— Director Compensation,” “— Director Fees,” and “— Compensation Committee Interlocks and Insider Participation”.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management is included under the heading “Voting Securities and Principal Holders — Principal Holders” in the Proxy Statement and is incorporated herein by reference.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
The “Transactions with Related Persons” section of the Company’s 2017 Proxy Statement is incorporated herein by reference.
Item 14.   Principal Accounting Fees and Services
The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Company’s 2017 Proxy Statement is incorporated herein by reference.
PART IV
Item 15.   Exhibits, Financial Statement Schedules
Financial Statements
See index to Consolidated Financial Statements on page 68.
Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under “Part II — Item 8. Financial Statements and Supplementary Data.”
Exhibits Required by Item 601 of SEC Regulation S-K
See Index of Exhibits on pages 116 through 117.

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Metropolitan Bank Holding Corp.
Date: March 28, 2018	By: /s/ Mark R. DeFazio Mark R. DeFazio President and Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ Mark R. DeFazio Mark R. DeFazio	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2018
/s/ Gerard A. Perri Gerard A. Perri	Executive Vice President and Chief Operating Officer (Principal Financial Officer)	March 28, 2018
/s/ Daniel K. Wong Daniel K. Wong	Vice President and Controller (Principal Accounting Officer)	March 28, 2018
/s/ David M. Gavrin David M. Gavrin	Chairman of the Board	March 28, 2018
/s/ Dale C. Fredston Dale C. Fredston	Director	March 28, 2018
/s/ David J. Gold David J. Gold	Director	March 28, 2018
/s/ Mark H. Goldberg Mark H. Goldberg	Director	March 28, 2018
/s/ Harvey M. Gutman Harvey M. Gutman	Director	March 28, 2018
/s/ Terence J. Mitchell Terence J. Mitchell	Director	March 28, 2018
/s/ Robert C. Patent Robert C. Patent	Director	March 28, 2018
/s/ Maria F. Ramirez Maria F. Ramirez	Director	March 28, 2018
/s/ William Reinhardt William Reinhardt	Director	March 28, 2018
/s/ Robert Usdan Robert Usdan	Director	March 28, 2018
/s/ George J. Wolf, Jr. George J. Wolf, Jr.	Director	March 28, 2018

Report of Independent Registered Public Accounting Firm
Stockholders and the Board of Directors of Metropolitan Bank Holding Corp. and Subsidiary
New York, New York
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Metropolitan Bank Holding Corp. and Subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Crowe Horwath
We have served as the Company’s auditor since 2008.
Livingston, New Jersey
March [  ], 2018

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
For the years ended December 31, 2017 and 2016
(Dollar amounts in thousands, except per share data)
	2017	2016
Assets
Cash and cash equivalents:
Cash and due from banks	$261,231	$82,931
U.S. Government securities money market funds	—	—
Total cash and cash equivalents	261,231	82,931
Investment securities available for sale, at estimated fair value	32,157	37,329
Investment securities held to maturity (estimated fair value of $5,330 and $6,419 at December 31, 2017 and 2016, respectively)	5,428	6,500
Other investments	13,677	12,588
Loans	1,420,966	1,055,706
Deferred loan fees and unamortized costs, net	(1,070)	(1,160)
Allowance for loan losses	(14,887)	(11,815)
Net loans	1,405,009	1,042,731
Accounts receivable, net	6,601	5,420
Receivable from prepaid card programs, net	9,579	7,566
Accrued interest receivable	4,421	2,735
Premises and equipment, net	6,268	5,035
Prepaid expenses and other assets	5,751	7,733
Goodwill	9,733	9,733
Total assets	$1,759,855	$1,220,301
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$812,497	$403,402
Interest-bearing deposits	591,858	590,378
Total deposits	1,404,355	993,780
FHLB Advances	42,198	78,418
Trust preferred securities payable	20,620	20,620
Subordinated debt, net of issuance costs	24,489	—
Accounts payable, accrued expenses and other liabilities	21,678	10,901
Accrued interest payable	749	227
Debit cardholder balances	8,882	6,864
Total liabilities	1,522,971	1,110,810
COMMITMENTS AND CONTINGENCIES (See Note 9)	—	—
Stockholders’ equity:
Class A preferred stock, $0.01 par value, authorized 5,000,000 shares Issued and outstanding 0 at December 31, 2017 and 2016	—	—
Class B preferred stock, $0.01 par value, authorized 2,000,000 shares, issued and outstanding 272,636 at December 31, 2017 and 2016	3	3
Common stock, $0.01 par value, authorized 10,000,000 shares, issued and outstanding 8,196,310 and 4,604,563 at December 31, 2017 and 2016, respectively	81	45
Additional paid in capital	211,145	96,116
Retained earnings	25,861	13,492
Accumulated other comprehensive loss, net of tax effect	(206)	(165)
Total stockholders’ equity	236,884	109,491
Total liabilities and stockholders’ equity	$1,759,855	$1,220,301

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2017, 2016 and 2015
(Dollar amounts in thousands, except per share data)
	2017	2016	2015
Interest and dividend income:
Loans, including fees	$57,075	$42,360	$31,110
Securities:
Taxable	813	886	1,024
Tax-exempt	30	30	31
Money market funds and commercial paper	315	142	110
Other interest and dividends	2,520	737	407
Total interest income	60,753	44,155	32,682
Interest expense:
Deposits	5,873	4,877	3,805
FHLB Advances	840	673	999
Trust preferred securities payable interest expense	636	539	456
Subordinated debt interest expense	1,322	—	—
Total interest expense	8,671	6,089	5,260
Net interest income	52,082	38,066	27,422
Provision for loan losses	7,059	8,060	2,015
Net interest income after provision for loan losses	45,023	30,006	25,407
Non-interest income:
Service charges on deposit accounts	3,452	876	754
Other service charges and fees	4,368	1,179	476
Loan prepayment penalties	111	402	700
Debit card income	3,369	2,926	2,568
Net gains on securities transactions	—	40	—
Total non-interest income	11,300	5,423	4,498
Non-interest expense:
Compensation and benefits	19,166	17,010	13,221
Bank premises and equipment	4,385	3,985	3,620
Directors Fees	894	611	540
Insurance Expense	281	333	363
Professional fees	2,636	1,595	1,360
FDIC assessment	1,067	675	554
Core processing fees	1,495	862	788
Other expenses	2,821	2,300	2,631
Total non-interest expense	32,745	27,371	23,077
Net income before income tax expense	23,578	8,058	6,828
Income tax expense	11,209	3,045	2,559
Net income	$12,369	$5,013	$4,269
Earnings per common share
Earnings per share – basic	2.40	0.43	1.54
Earnings per share – diluted	2.34	0.43	1.54
See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2017, 2016 and 2015
(Dollar amounts in thousands, except per share data)
	2017	2016	2015
Net Income	$12,369	$5,013	$4,269
Other comprehensive loss
Unrealized gains/losses of securities available for sale:
Unrealized holding loss arising during the year	(54)	(268)	(220)
Reclassification adjustment for net gains included in net income	—	(40)	—
Total unrealized gains/loss on securities available for sale	(54)	(308)	(220)
Tax effect	(13)	(127)	(107)
Total unrealized gains/loss on securities available for sale, net of tax	(41)	(181)	(113)
Comprehensive income	$12,328	$4,832	$4,156

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2017, 2016 and 2015
(Dollar amounts in thousands, except per share data)
	Preferred Stock, Class A		Preferred Stock, Class B		Common Stock		Additional Paid-in Capital	Retained Earnings	AOCI (Loss), Net	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance at January 1, 2015	415,248	$4	60,000	$1	2,321,615	$23	$50,750	$7,836	$129	$58,743
Conversion of preferred to common stock	(24,204)				13,447	—				—
Issuance of common stock, net	—	—	—	—	722,222	7	12,599	—	—	12,606
Restricted stock	—	—	—	—	38,500			—	—	—
Employee stock-based compensation expense	—	—	—	—	—	—	447	—	—	447
Net income	—	—	—	—	—	—	—	4,269	—	4,269
Other comprehensive loss	—	—	—	—	—	—	—	—	(113)	(113)
Balance at December 31, 2015	391,044	$4	60,000	$1	3,095,784	$30	$63,796	$12,105	$16	$75,952
Balance at January 1, 2016	391,044	$4	60,000	$1	3,095,784	$30	$63,796	$12,105	$16	$75,952
Purchase & retirement of treasury preferred stock	(123,924)	(1)					(1,238)	(161)	—	(1,400)
Preferred stock – redemption	(267,120)	(3)					(2,624)	(45)	—	(2,672)
Conversion of preferred to common stock			(60,000)	(1)	60,000	1		—	—	(0)
Issuance of preferred stock, net			272,636	3			5,500	—	—	5,503
Issuance of common stock, net					1,374,112	14	28,354			28,368
Restricted stock, net	—	—	—	—	74,667	—	—	—	—	—
Class A preferred – dividend payment								(3,420)		(3,420)
Employee stock-based compensation							2,328	—	—	2,328
Net income								5,013	—	5,013
Other comprehensive loss								—	(181)	(181)
Balance at December 31, 2016	—	$—	272,636	$3	4,604,563	$45	$96,116	$13,492	$(165)	$109,491
Balance at January 1, 2017	—	$—	272,636	$3	4,604,563	$45	$96,116	$13,492	$(165)	$109,491
Employee stock-based compensation expense	—	—	—	—	—	—	412	—	—	412
Common stock issued in initial public offering, net of stock issuance costs of $10,002	—	—	—	—	3,565,000	36	114,737	—	—	114,773
Restricted stock grants, net of forfeiture	—	—	—	—	28,383	—	—	—	—	—
Exercise of stock options					4,503	—	135	—	—	135
Repurchase of shares for exercise of stock options and tax withholding for restricted stock vesting					(6,139)		(255)			(255)
Net income	—	—	—	—	—	—	—	12,369	—	12,369
Other comprehensive loss	—	—	—	—	—	—	—	—	(41)	(41)
Balance at December 31, 2017	—	$—	272,636	$3	8,196,310	$81	$211,145	$25,861	$(206)	$236,884

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2017, 2016 and 2015
(Dollar amounts in thousands, except per share data)
	2017	2016	2015
Cash flows from operating activities:
Net income	$12,369	$5,013	$4,269
Adjustments to reconcile net income to net cash:
Depreciation and amortization	978	785	696
Net amortization on securities	321	355	492
Amortization of subordinated debt issuance costs	46	—	—
Gain on sale of securities	—	(40)	—
Provision for loan losses	7,059	8,060	2,015
Net change in deferred loan fees	(90)	(15)	(1,006)
Deferred income tax benefit	790	(913)	(455)
Stock-based compensation expense	412	2,328	447
Net change in:
Accrued interest receivable	(1,686)	(434)	(628)
Accounts payable, accrued expenses and other liabilities	10,777	(1,215)	1,542
Change in debit card holder balances	2,018	6,635	(2,919)
Change in Accrued interest payable	522	(93)	(6)
Accounts receivable, net	(1,181)	(4,550)	245
Receivable from prepaid card programs, net	(2,013)	(187)	3,703
Prepaid expenses and other assets	1,151	(1,171)	(2,952)
Net cash provided by operating activities	31,473	14,558	5,443
Cash flows from investing activities:
Loan originations and payments, net	(377,118)	(240,420)	(184,597)
Proceeds from sales of loans	7,871	—	—
Redemptions of other investments	7,203	—	—
Purchases of other investments	(8,292)	(182)	(5,368)
Purchase of securities available for sale	(1,470)	(1,546)	—
Proceeds from sales and calls of securities available for sale	—	2,771	—
Proceeds from paydowns and maturities of securities available for sale	6,359	8,378	9,491
Purchase of securities held to maturity	—	(2,684)	(5,151)
Proceeds from paydowns of securities held to maturity	1,034	1,198	283
Purchase of premises and equipment, net	(2,211)	(1,180)	(1,732)
Net cash used in investing activities	(366,624)	(233,665)	(187,074)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	114,773	28,368	12,606
Proceeds from issuance of preferred stock, net	—	5,503	—
Purchase and retirement of treasury preferred stock	—	(1,400)	—
Proceeds from exercise of stock options	135	—	—
Redemption of common stock for exercise of stock options and tax withholdings for resticted stock vesting	(255)
Redemption of preferred stock, net	—	(2,672)	—
Payment of preferred stock dividend	—	(3,420)	—
Proceeds from issuance of subordinated debt, net of issuance cost	24,443	—	—
Proceeds from FHLB advances	326,864	120,000	97,426
Repayments of FHLB advances	(363,084)	(137,729)	(65,202)
Net increase in deposits	410,575	227,741	156,793
Net cash provided by financing activities	513,451	236,391	201,623
Increase in cash and cash equivalents	178,300	17,284	19,992
Cash and cash equivalents at the beginning of the year	82,931	65,647	45,655
Cash and cash equivalents at the end of the year	$261,231	$82,931	$65,647
Supplemental information:
Cash paid during the year for:
Interest	$8,149	$6,182	$5,025
Taxes	$8,787	$5,270	$3,265
Non-cash investing and financing activities:
Transfer of loans held for investment to held for sale	$7,871	$26,095	$—
See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Basis of Presentation: The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“GAAP”) and predominant practices within the U.S. banking industry. The consolidated financial statements include the accounts of the Company and the Bank. All intercompany balances and transactions have been eliminated. The Consolidated Financial Statements (the “financial statements”), which include the accounts of the Company and the Bank, have been prepared in accordance with GAAP. The financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the years presented. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods.
A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:
Use of Estimates:   To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.
Cash Flows:   Cash and cash equivalents are defined as cash on hand and amounts due from banks and money market funds. Net cash flows are reported for customer loan and deposit transactions, and other investments.
Securities:   Debt securities are classified as held to maturity and carried at amortized cost when management has positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.
Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method. Gains and losses on sales of securities are recognized in the consolidated statements of operations upon sale.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.
Accounts Receivable & Receivable from Prepaid Card Programs, Net:   Accounts receivables, net, primarily consist of the Bank’s in-transit items, trade receivables from prepaid debit card programs and other receivables. Receivables from prepaid card programs are predominantly government scheduled payments including financial assistance programs and pensions.
Revenue Recognition:   Revenue is recognized when the related services have been provided and amounts have been earned. Prepaid debit card income consists of monthly maintenance fees, ATM fees, point-of-sale transaction fees, and other revenues. The Company recognizes revenue related to maintenance fees from prepaid debit cardholders on a monthly basis, ATM fees from cardholders when customers withdraw money at certain ATMs, and point-of-sale transaction fees when customers use the cards for purchases, in accordance with the terms and conditions in the cardholder agreements.
Transfers of Financial Assets:   Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Loans and Allowance for Loan Losses:   Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.
The allowance for loan losses is maintained at an amount management deems adequate to cover probable incurred credit losses. In determining the level to be maintained, management evaluates many factors, including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrower’s ability to repay and repayment performance and estimated collateral values. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.
A loan is considered to be impaired when it is probable that the Bank will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

expected solely from the collateral. All commercial and commercial real estate loans are individually evaluated for credit risk at least annually, and all classified loans are individually evaluated for impairment quarterly. Large groups of smaller balance homogenous loans such as residential real estate loans are collectively evaluated for impairment, and accordingly, are not separately evaluated for impairment disclosures unless the individual loan is classified.
Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.
Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Bank determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.
The general component of the allowance covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over a rolling two-year period. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects on any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: Construction Loans, Commercial Real Estate Loans, Multi-Family Real Estate Loans, One-to-four Family Real Estate Loans, Commercial & Industrial Loans and Consumer Loans.
The risk characteristics of each of the identified portfolio segments are as follows:
Construction — Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, additional funds may be required to be advanced in excess of the amount originally committed to permit completion of the building.
If the estimate of value proves to be inaccurate, the value of the building may be insufficient to assure full repayment if liquidation is required. If foreclosure is required on a building before or at completion due to a default, there can be no assurance that all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs will be recovered.
Commercial Real Estate — Commercial real estate loans are secured by nonresidential real estate and generally have larger balances and involve a greater degree of risk than residential real estate loans. Repayment of commercial real estate loans depends on the global cash flow analysis of the borrower and the net operating income of the property, the borrower’s expertise, credit history and profitability, and the
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

value of the underlying property. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the cash flow from the property. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. Commercial real estate is also subject to adverse market conditions that cause a decrease in market value or lease rates, obsolescence in location or function and market conditions associated with oversupply of units in a specific region.
Multi-family Real Estate — Multi-family real estate loans are secured by multi-family real estate and generally have larger balances and involve a greater degree of risk than residential real estate loans. Repayment of multi-family real estate loans depends on the cash flow analysis of the property, occupancy rates, and unemployment rates, combined with the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. Payments on these loans depend on successful operation and management of the properties, and repayment of such loans may be subject to adverse conditions in the real estate market or the economy.
One-to-Four Family Real Estate — One-to-four family loans are generally made on the basis of the borrower’s ability to make repayment from his or her employment income or other income, and which are secured by real property whose value tends to be more easily ascertainable. Repayment of one-to-four family loans is subject to adverse employment conditions in the local economy leading to increased default rates and decreased market values from oversupply in a geographic area. In general, these loans depend on the borrower’s continuing financial stability and, therefore, are likely to be adversely affected by various factors, including job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.
Commercial & Industrial — Commercial & Industrial loans are generally of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Furthermore, any collateral securing such loans may depreciate over time, may be difficult to appraise, and may fluctuate in value.
Consumer — The Bank formed a Consumer Lending Joint Venture with Bankers HealthCare Group (BHG) and made loans to Licensed Medical Professionals for consumer purposes on an unsecured basis. Consumer loans are comprised of these loans and student loans. As a result, repayment of such loans are subject, to a greater extent than loans secured by collateral, to the financial condition of the borrower.
While management uses available information to recognize losses on loans, future additions to the allowance may be necessary, based on changes in economic conditions or any other factors used in management’s determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
Interest income on loans is accrued and credited to operations based upon the principal amounts outstanding. Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Delinquent status is based on the contractual terms of the loan. Any unpaid interest previously accrued on those loans is reversed from income. Interest payments received on such loans are applied as a reduction of the loan principal balance when the collectability of principal, wholly or partially, is in doubt. Interest payments received may be deferred on nonaccrual loans in which the principal balance is deemed to be collectible. Interest income is recognized when all the principal and interest amounts contractually due are brought current and the loans are returned to accrual status.
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill:   Goodwill and certain other intangibles generally arise from business combinations accounted for under the purchase method of accounting. Goodwill and other intangibles deemed to have indefinite lives generated from business combinations are not subject to amortization and are instead tested for impairment not less than annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected December 31 as the date to perform the annual impairment test.
The goodwill of  $9.7 million is associated with a purchase of the prepaid debit card business. The Company performed an impairment assessment, and determined that no impairment of goodwill exists as of December 31, 2017 and 2016.
Stock-Based Compensation:   Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of options. The market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.
Concentrations of Credit Risk:   Financial instruments, which potentially subject the Bank to concentration of credit risk, consist primarily of temporary cash investments including due from banks, interest-bearing deposits with banks and real estate loans receivable. A significant portion of real estate loans are collateralized by property in the New York Metropolitan area. The ultimate collectability of these loans may be susceptible to changes in the real estate market in this area.
Premises and Equipment:   Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the estimated useful lives of the assets by the straight-line method with useful lives ranging from three to ten years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated lives of the improvements.
Other Investments:   Other investments includes FRB stock, FHLB (“FHLB”) stock, and investments in the Solomon Hess SBA Loan Fund (“SBA Loan Fund” or “Fund”). The Bank is a member of the FRB and the FHLB systems. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FRB and FHLB stock are carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank invested in a SBA Loan Fund for the purpose of satisfying its CRA lending requirements. An investor can redeem its interest in the Fund for the balance of its capital account at any quarter end assuming the investor provides the Fund 60 days’ notice. The investment in this Fund is recorded at cost and periodically evaluated for impairment. The Company held FRB and FHLB stock of  $6.7 million and $7.6 million, and a SBA Loan Fund investment of  $5.0 million as of December 31, 2017 and 2016. Also included in Other Investments as of December 31, 2017 is $2.0 million investment in certificates of deposit with maturities greater than three months.
Comprehensive Income:   Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.
Restrictions on Cash:   Cash on hand or on deposit with the FRB was required to meet regulatory reserve and clearing requirements. Total amounts on deposit with the FRB were $230.3 million and $57.3 million as of December 31, 2017 and 2016, respectively. There was $662,000 and $659,000 of cash pledged for a collateral account as of December 31, 2017 and 2016, respectively. In addition, there was $6.4 million and $3.6 million of cash held in escrow for debit card program managers as of December 31, 2017 and 2016, respectively.
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Common Share:   Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted average number shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. Unvested share-based payments awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company has determined that its outstanding non-vested stock awards are participating securities.
Income Taxes:   Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The primary temporary difference relates to allowance for loan losses. A valuation allowance is recorded, as necessary, to reduce deferred tax assets to an estimated amount expected to be realized.
A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
Loan Commitments and Related Financial Instruments:   Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
Fair Value of Financial Instruments:   Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.
Loss Contingencies:   Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.
Reclassifications:   Some items in the prior year financial statements may have been reclassified to conform to the current presentation. Reclassification had no effect on prior year net income or stockholders’ equity.
Operating segments:   While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.
Recently Issued Accounting Standards: Pursuant to the Jumpstart Our Business Startups Act (“JOBS Act”), Emerging Growth Company (“EGC”) is permitted to elect to adopt new accounting guidance using adoption dates of nonpublic entities. The Company elected delayed effective dates of recently issued accounting standards.
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2016, the FASB deferred the effective date of the ASU by one year which means ASU 2014-09 will be effective for the Company on January 1, 2019. Management is in the process of evaluating revenue streams to determine the impact the ASU could have on the Company’s operating results or financial condition.
In January 2016, the FASB issued ASU 2016-01, an amendment to Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The objectives of the ASU are to: (1) require equity investments to be measured at fair value, with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet, (4) require the use of the exit price notion when measuring the fair value of financial instruments, and (5) clarify the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments — Overall — Recognition and Measurement of Financial Assets and Liabilities, an amendment to ASU 2016-01. The amendments clarify certain aspects of the guidance issued in ASU 2016-01. The amendments in these ASUs are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company has evaluated the impact of ASU 2016-01 and 2018-03 upon adoption as of January 1, 2019 and has concluded that there is not a material impact on its consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objectives of the ASU are to simplify accounting for the tax consequences of a stock payment and amend the manner in which excess tax benefits and a business’s payments to satisfy the tax obligation for recipients of the shares should be classified. The amendments: (i) allow companies to estimate the number of stock awards they expect to vest, and (ii) revise the withholding requirements for classifying stock awards as equity. For all nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Management expects ASU 2016-09 will not have a significant impact on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326), which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. Financial
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this guidance is effective for fiscal years and interim periods beginning after December 15, 2020. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements. The Company expects to recognize a one-time cumulative increase to the allowance for loan losses as of the beginning of the reporting period in which the ASU takes effect, but, cannot yet determine the magnitude of the impact on the consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for the Company beginning January 1, 2021, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. Management expects ASU 2017-04 will not have a significant impact on its consolidated financial statements.
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
On February 14, 2018 the FASB issued final guidance in the form of Accounting Standards Update No. 2018-02, which permits — but does not require — companies to reclassify stranded tax effects caused by 2017 tax reform from accumulated other comprehensive income to retained earnings. Additionally, the ASU requires new disclosures by all companies, whether they opt to do the reclassification or not. Management expects ASU 2018-02 will not have a significant impact on its consolidated financial statements. The amendments in this update are effective fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018; however, early adoption is permitted.
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 2 — INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2017 and 2016 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses (dollars in thousands):
At December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Residential mortgage-backed securities	$24,856	$70	$(242)	$24,684
Residential collateralized mortgage obligations	2,809	—	(103)	2,706
Commercial collateralized mortgage obligations	1,581	—	(31)	1,550
Municipal bond	1,098	11	—	1,109
CRA mutual fund	2,160	—	(52)	2,108
Total securities available-for-sale	$32,504	$81	$(428)	$32,157
Held-to-maturity
Residential mortgage-backed securities	$5,403	$—	$(98)	$5,305
Foreign government securities	25	—	—	25
Total securities held-to-maturity	$5,428	$—	$(98)	$5,330

At December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Residential mortgage-backed securities	$29,152	$165	$(290)	$29,027
Residential collateralized mortgage obligations	5,233	—	(130)	5,103
Municipal bond	1,122	14	—	1,136
CRA mutual fund	2,115	—	(52)	2,063
Total securities available-for-sale	$37,622	$179	$(472)	$37,329
Held-to-maturity
Residential mortgage-backed securities	$6,475	$—	$(81)	$6,394
Foreign government securities	25	—	—	25
Total securities held-to-maturity	$6,500	$—	$(81)	$6,419

The proceeds from sales and calls of securities and the associated gains and losses are listed below (dollars in thousands):
	Year Ended December 31,
	2017	2016	2015
Proceeds	$—	$2,771	$—
Gross gains	$—	$40	$—
Gross losses	$—	$—	$—
There were no sales or calls of securities in the year ended December 31, 2017. The tax provision related to the net realized gain was $17,000 in 2016.
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 2 — INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of debt securities at year-end December 31, 2017 and 2016 are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mutual funds and mortgage-backed securities are shown separately (dollars in thousands):
	Held to Maturity		Available for Sale
At December 31, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
One to five years	25	25	—	—
Five to ten years	—	—	—	—
Beyond ten years	—	—	1,098	1,109
Total	25	25	1,098	1,109
Residential mortgage-backed securities	$5,403	$5,305	$24,856	$24,684
Residential collateralized mortgage obligations	—	—	2,809	2,706
Commercial collateralized mortgage obligations			1,581	1,550
CRA mutual fund	—	—	2,160	2,108
Total Securities	$5,428	$5,330	$32,504	$32,157

	Held to Maturity		Available for Sale
At December 31, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
One to five years	25	25	—	—
Five to ten years	—	—	—	—
Beyond ten years	—	—	1,122	1,136
Total	25	25	1,122	1,136
Residential mortgage-backed securities	$6,475	$6,394	$29,152	$29,027
Residential collateralized mortgage obligations	—	—	5,233	5,103
CRA mutual fund	—	—	2,115	2,063
Total Securities	$6,500	$6,419	$37,622	$37,329

There were no securities pledged at December 31, 2017 and 2016 to secure borrowings.
At December 31, 2017 and 2016, all of the mortgage-backed securities and collateralized mortgage obligations held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions, which the government has affirmed its commitment to support.
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 2 — INVESTMENT SECURITIES (Continued)

Securities with unrealized losses for the years ended December 31, 2017 and 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, and are as follows (dollars in thousands):
	Less than 12 Months		12 months or more		Total
At December 31, 2017	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Residential mortgage-backed securities	$9,194	$(85)	$7,738	$(157)	$16,932	$(242)
Residential collateralized mortgage obligations	—	—	2,706	(103)	2,706	(103)
Commercial collateralized mortgage obligations			1,550	(31)	1,550	(31)
CRA mutual fund	—	—	2,108	(52)	2,108	(52)
Total securities available-for-sale	$9,194	$(85)	$14,102	$(343)	$23,296	$(428)
Residential mortgage-backed securities	$3,260	$(33)	$2,045	$(65)	$5,305	$(98)
Total held-to-maturity	$3,260	$(33)	$2,045	$(65)	$5,305	$(98)

	Less than 12 Months		12 months or more		Total
At December 31, 2016	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Residential mortgage-backed securities	$16,733	$(290)	$—	$—	$16,733	$(290)
Residential collateralized mortgage obligations	2,887	(60)	2,216	(70)	5,103	(130)
CRA mutual fund	—	—	2,063	(52)	2,063	(52)
Total securities available-for-sale	$19,620	$(350)	$4,279	$(122)	$23,899	$(472)
Residential mortgage-backed securities	$6,394	$(81)	$—	$—	$6,394	$(81)
Total held-to-maturity	$6,394	$(81)	$—	$—	$6,394	$(81)

Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2017 and 2016.
At year-end 2017 and 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 3  — LOANS
Net loans consist of the following as of December 31, 2017 and 2016 (dollars in thousands):
	At December 31,
	2017	2016
Real estate
Commercial	$783,745	$547,711
Construction	36,960	29,447
Multifamily	190,097	117,373
One-to-four family	25,568	26,480
Total Real Estate	1,036,370	721,011
Commercial and industrial	340,001	315,870
Consumer	44,595	18,825
Total loans	1,420,966	1,055,706
Deferred fees	(1,070)	(1,160)
Allowance for loan losses	(14,887)	(11,815)
Net loans at the end of the year	$1,405,009	$1,042,731

The following tables represent the changes in the allowance for loan losses for the years ended December 31, 2017, 2016 and 2015, by portfolio segment (dollars in thousands). The portfolio segments represent the categories that the Bank uses to determine its allowance for loan losses:
December 31, 2017	Commercial Real Estate	Commercial & Industrial	Construction	Multi Family	One-to-four Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$5,206	$5,364	$409	$620	$109	$107	$11,815
Provision for loan losses	1,930	4,093	110	536	29	361	7,059
Loans charged-off	—	(3,879)	—	—	—	(108)	(3,987)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$7,136	$5,578	$519	$1,156	$138	$360	$14,887

December 31, 2016	Commercial Real Estate	Commercial & Industrial	Construction	Multi Family	One-to-four Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$3,650	$4,254	$589	$986	$444	$19	$9,942
Provision (credit) for loan losses	1,556	6,640	(180)	(366)	322	88	8,060
Loans charged-off	—	(5,530)	—	—	(659)	—	(6,189)
Recoveries	—	—	—	—	2	—	2
Total ending allowance balance	$5,206	$5,364	$409	$620	$109	$107	$11,815

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 3  — LOANS (Continued)

December 31, 2015	Commercial Real Estate	Commercial & Industrial	Construction	Multi Family	One-to-four Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$3,283	$3,106	$269	$778	$480	$—	$7,916
Provision (credit) for loan losses	367	1,148	320	208	(47)	19	2,015
Loans charged-off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	11	—	11
Total ending allowance balance	$3,650	$4,254	$589	$986	$444	$19	$9,942

Total charge offs were $4.0 million, $6.2 and $0 million during the years ended December 31, 2017, 2016 and 2015 respectively. Included in the charge offs for the years ended December 31, 2017 and December 31, 2016 were write downs associated with taxi medallion loans of  $3.7 million and $5.1 million, respectively.
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of December 31, 2017 and 2016 (dollars in thousands):
At December 31, 2017	Commercial Real Estate	Commercial & Industrial	Construction	Multi Family	One-to-four Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$9	$77	$86
Collectively evaluated for impairment	7,136	5,578	519	1,156	129	283	$14,801
Total ending allowance balance	$7,136	$5,578	$519	$1,156	$138	$360	$14,887
Loans:
Individually evaluated for impairment	$2,368	$—	$—	$—	$3,566	$155	$6,089
Collectively evaluated for impairment	781,377	340,001	36,960	190,097	22,002	44,440	1,414,877
Total ending loan balance	$783,745	$340,001	$36,960	$190,097	$25,568	$44,595	$1,420,966

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 3  — LOANS (Continued)

At December 31, 2016	Commercial Real Estate	Commercial & Industrial	Construction	Multi Family	One-to-four Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$366	$—	$—	$10	$—	$376
Collectively evaluated for impairment	5,206	4,998	409	620	99	107	$11,439
Total ending allowance balance	$5,206	$5,364	$409	$620	$109	$107	$11,815
Loans:
Individually evaluated for impairment	$5,504	$4,915	$—	$—	$1,130	$—	$11,549
Collectively evaluated for impairment	542,207	310,955	29,447	117,373	25,350	18,825	1,044,157
Total ending loan balance	$547,711	$315,870	$29,447	$117,373	$26,480	$18,825	$1,055,706

The following tables present information related to loans determined to be impaired by class of loans as of and for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):
At December 31, 2017	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Commercial & industrial	$—	$—	$—	$2,928	$—
One-to-four family	686	556	9	563	21
Consumer	155	155	77	75	8
Total	$841	$711	$86	$3,566	$29
Without an allowance recorded:
Commercial & industrial	$—	$—	$—	$5,367	$229
Commercial real estate	2,890	2,368	0	938	43
One-to-four family	3,157	3,010	0	1,547	87
Total	$6,047	$5,378	$—	$7,852	$359

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 3  — LOANS (Continued)

At December 31, 2016	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Commercial & industrial	$8,783	$3,660	$366	$6,330	$207
One-to-four family	694	565	10	565	21
Total	$9,477	$4,225	$376	$6,895	$228
Without an allowance recorded:
Commercial real estate	$5,974	$5,504	$—	$5,814	$267
Commercial & industrial	1,255	1,255	—	1,340	54
One-to-four family	713	565	—	565	23
Total	$7,942	$7,324	$—	$7,719	$344

At December 31, 2015	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Commercial & industrial	$1,933	$1,933	$134	$1,983	$136
One-to-four family	1,694	1,223	293	1,223	21
Total	$3,627	$3,156	$427	$3,206	$157
Without an allowance recorded:
Commercial real estate	$2,155	$1,806	$—	$1,833	$93
Commercial & industrial	1,425	1,425	—	1,510	61
Multi-family	5,971	5,971	—	6,010	235
One-to-four family	713	565	—	565	21
Total	$10,264	$9,767	$—	$9,918	$410

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. Cash basis interest income equals interest income recognized.
Interest on non-accrual loans not recognized was $88,000 and $57,000 for the years ended December 31, 2017 and 2016, respectively. Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and TDRs. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 3  — LOANS (Continued)

The following tables present the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans as of December 31, 2017 and 2016 (dollars in thousands):
At December 31, 2017	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial real estate	$787	$—
Commercial & industrial	—	—
One-to-four family	2,447	—
Consumer	155	—
Total	$3,389	$—

At December 31, 2016	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial & industrial	$3,660	$—

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2017 and 2016 (dollars in thousands):
At December 31, 2017	30 – 59 Days	60 – 89 Days	Greater than 90 days	Total Past Due	Loans not Past Due	Total
Commercial real estate	$836	$—	$787	$1,623	$782,122	$783,745
Commercial & industrial	85	142	—	227	339,774	340,001
Construction	—	—	—	—	36,960	36,960
Multifamily	—	—	—	—	190,097	190,097
One-to-four family	—	—	—	—	25,568	25,568
Consumer	149	21	155	325	44,270	44,595
Total	$1,070	$163	$942	$2,175	$1,418,791	$1,420,966

At December 31, 2016	30 – 59 Days	60 – 89 Days	Greater than 90 days	Total Past Due	Loans not Past Due	Total
Commercial real estate	$—	$958	$—	$958	$546,753	$547,711
Commercial & industrial	14	3,922	—	3,936	311,934	315,870
Construction	—	—	—	—	29,447	29,447
Multifamily	—	—	—	—	117,373	117,373
One-to-four family	—	—	—	—	26,480	26,480
Consumer	—	34	—	34	18,791	18,825
Total	$14	$4,914	$—	$4,928	$1,050,778	$1,055,706

Troubled Debt Restructurings:
Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Included in impaired loans at December 31, 2017 and 2016 were recorded investment of  $2.7 million and $7.9 million of loans modified in troubled debt restructurings. The Company has allocated $9,000 and
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 3  — LOANS (Continued)

$10,000 of specific reserves to customers whose loan terms have been modified as TDRs as of December 31, 2017 and 2016, respectively. The Company has not committed to lend additional amounts as of December 31, 2017 and 2016, to customers with outstanding loans that are classified as TDRs.
There were no loans modified as TDRs during the year ended December 31, 2017. During the years ended December 31, 2016 and 2015 the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. Modifications involving a reduction of the stated interest rate and/or an extension of the maturity date were for a period of three to five years.
The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended 2016 and 2015 (dollars in thousands):
At December 31, 2016	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial Real Estate	1	$3,875	$3,875
Total	1	$3,875	$3,875

At December 31, 2015	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial & Industrial	1	$1,933	$1,933
Total	1	$1,933	$1,933

Since there were no modified troubled debt restructurings in 2017, there is no impact on the allowance for loan losses and charge-offs during the year ending December 31, 2017. The Bank has allocated $10,000 and $153,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2016 and 2015, respectively.
In 2017, 2016 and 2015, there were no new loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.
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
Special Mention — Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 3  — LOANS (Continued)

Substandard — Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
Doubtful — Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (dollars in thousands):
At December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate	$777,410	$4,369	$1,966	$—	$783,745
Commercial & industrial	331,775	8,226	—	—	340,001
Construction	36,960	—	—	—	36,960
Multifamily	190,097	—	—	—	190,097
Total	$1,336,242	$12,595	$1,966	$—	$1,350,803

At December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate	$542,206	$4,293	$1,212	$—	$547,711
Commercial & industrial	309,295	2,915	3,660	—	315,870
Construction	29,447	—	—	—	29,447
Multifamily	117,373	—	—	—	117,373
Total	$998,321	$7,208	$4,872	$—	$1,010,401

For one-to-four family loans and consumer loans, the Bank evaluates credit quality based on the aging status of the loan, which was previously presented, and by performance status. Non-performing loans are loans past due over 90 days or more still accruing interest and loans on non-accrual status. The following table presents the recorded investment in one-to-four family and consumer loans based on performance status as of December 31, 2017 and 2016 (dollars in thousands):
At December 31, 2017	Performing	Non-Performing	Total
One-to-four family	$23,121	$2,447	$25,568
Consumer	44,440	155	44,595
Total	$67,561	$2,602	$70,163

At December 31, 2016	Performing	Non-Performing	Total
One-to-four family	$26,480	$—	$26,480
Consumer	18,825	—	18,825
Total	$45,305	$—	$45,305

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 4 — PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows as of December 31, 2017 and 2016 (dollars in thousands):
	Year Ended December 31,
	2017	2016
Furniture and Equipment (useful life of 3 to 7 years)	$7,376	$5,973
Leasehold Improvements (useful life of 3 to 10 years)	10,820	10,012
Total Premises and Equipment	18,196	15,985
Less accumulated depreciation and amortization	(11,928)	(10,950)
Total Premises and Equipment, net	$6,268	$5,035

Depreciation and amortization expense amounted to $978,000, $785,000 and $696,000 for the years ended December 31, 2017, 2016 and 2015 respectively.
NOTE 5 — DEPOSITS
Deposits consisted of the following as of December 31, 2017 and 2016 (dollars in thousands):
	At December 31,
	2017	2016
Core Deposits
Noninterest bearing demand accounts	$812,497	$403,402
Money market	484,589	482,393
Savings accounts	27,024	17,472
Total core deposits	1,324,110	903,267
Time Deposits
Time deposits under $100,000	73,437	69,188
Time deposits $100,000 and over	6,808	21,325
Total deposits	$1,404,355	$993,780

Time deposits greater than $250,000 at December 31, 2017 and 2016 were $38.8 million and $21.3 million, respectively.
The Bank had $103.1 million and $97.3 million of brokered deposits as of December 31, 2017 and 2016, respectively, which were primarily included in money market and savings accounts.
The following are scheduled maturities of time deposits as of December 31, 2017 (dollars in thousands):

2018	$63,245
2019	16,219
2020	68
2021	283
2022	430
Total time deposits	$80,245

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 6 — BORROWINGS
At year-end, advances from the FHLB were as follows (dollars in thousands):
	Year Ending December 31,
	2017	2016
Maturing in 2018, fixed rate at rates from 1.21% to 3.23%, weighted averaging 1.53%	$42,198	$—
Maturing 2017 through 2018, fixed rate at rates from 0.77% to 3.23%, weighted averaging 0.95%		78,418
Total	$42,198	$78,418

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances are collateralized by mortgage loans under a blanket lien agreement in the amount of approximately $263.4 million and $204.4 million as of December 31, 2017 and 2016, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow an additional total of approximately $221.2 million as of December 31, 2017.
FHLB advances that mature over the next five years and thereafter as follows (dollars in thousands):
Principal
2018	$42,198
2019	—
2020	—
2021	—
2022	—
Total	$42,198

Trust Preferred Securities Payable:   On December 7, 2005, the Company established MetBank Capital Trust I, a Delaware statutory trust (“Trust I”). The Company owns all of the common capital securities of Trust I in exchange for contributed capital of  $310,000. Trust I issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust I’s common capital securities, in the Company through the purchase of  $10.310 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust I, mature on December 9, 2035 and bear interest at a fixed rate of 6.82% for the first five years, then at a floating rate of 3-month LIBOR plus 1.85%. The Debentures are callable after five years. The interest rates were 3.21% and 2.73% as of December 31, 2017 and 2016, respectively.
On July 14, 2006, the Company established MetBank Capital Trust II, a Delaware statutory trust (“Trust II”). The Company owns all of the common capital securities of Trust II in exchange for contributed capital of  $310,000. Trust II issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust II’s common capital securities, in the Company through the purchase of  $10.310 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust II, mature on October 7, 2036, and bear interest at a fixed rate of 7.61% for the first five years, then at a floating rate of three-month LIBOR plus 2.00%. The Debentures are callable after five years. The interest rates were 3.36% and 2.88% as of December 31, 2017 and 2016, respectively.
The Company is not considered the primary beneficiary of these trusts, therefore the trusts are not consolidated in the Company’s financial statements; the subordinated debentures are shown as a liability on
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 6 — BORROWINGS (Continued)

the consolidated statements of financial condition. Interest on the subordinated debentures may be deferred by the Company at any time or from time to time for a period not exceeding 20 consecutive quarterly payments (5 years), provided there is no event of default. At the end of the deferral period, the Company must pay accrued interest, at which point it may elect a new deferral period provided that no deferral may extend beyond maturity.
The investments in the common capital securities of Trust I and Trust II are included in other assets on the consolidated statements of financial condition. The subordinated debentures may be included in Tier 1 capital (with certain applicable limitations) under current regulatory guidelines and interpretations.
Subordinated Debt:   On March 8, 2017, the Company closed the issuance of its $25 million subordinated notes at 100% issue price to accredited institutional investors. The notes mature on March 15, 2027 and bear an interest rate of 6.25% per annum. The interests are paid semi-annually on March 15 and September 15 of each year through March 15, 2022 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year.
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
NOTE 7 — INCOME TAXES
Income tax expense consisted of the following for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):
	Year Ended December 31,
(in thousands)	2017	2016	2015
Current
Federal	$7,920	$3,466	$2,873
State and local	2,499	492	141
Total current	10,419	3,958	3,014
Deferred
Federal	1,045	(795)	(622)
State and local	(255)	(118)	167
Total deferred	790	(913)	(455)
Total income tax expense	$11,209	$3,045	$2,559

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 7 — INCOME TAXES (Continued)

Deferred tax assets and liabilities consist of the following (dollars in thousands):
	At December 31,
	2017	2016
Deferred tax assets:
Allowance for loan losses	$4,583	$4,990
Nonaccrual interest income	28	159
Off balance sheet reserves	110	68
Restricted stock	153	165
Tangible asset	23	36
Non-Qualified stock options	183	251
Unrealized loss on securities available for sale	86	118
Total gross deferred tax assets	5,166	5,787
Deferred tax liabilities:
Depreciation and amortization	574	427
Prepaid asset	159	150
Total gross deferred tax liabilities	733	577
Net deferred tax asset, included in other assets	$4,433	$5,210

The following is a reconciliation of the Company’s statutory federal income tax rate of 35% to its effective tax rate for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):
	For the year ended December 31,
	2017		2016		2015
	Tax expense/ (benefit)	Rate	Tax expense/ (benefit)	Rate	Tax expense/ (benefit)	Rate
Pretax income at statutory rates	$8,252	35.00%	$2,740	34.00%	$2,322	34.00%
State and local taxes, net of federal income tax benefit	1,459	6.19	247	3.10	204	3.00
Nondeductible expenses	21	0.09	19	0.20	13	0.20
Stock options	(113)	(0.48)	49	0.60	16	0.20
Tax-exempt income, net	(10)	(0.04)	(10)	(0.10)	—	—
Impact of U.S. tax reform (the Tax Act)	1,581	6.71	—	—	—	—
Other	19	0.08	—	—	4	0.10
Effective income tax expense/rate	$11,209	47.55%	$3,045	37.80%	$2,559	37.50%

Metropolitan Bank Holding Corporation and the Bank file consolidated Federal, New York State and New York City tax returns in 2017, 2016 and 2015.
On December 22, 2017, the U.S. government enacted the Tax Act, which includes significant changes to the U.S. corporate income tax system including a federal corporate rate reduction from 35% to 21% and limitations on the deductibility of interest expense and executive compensation. The Tax Act resulted in a one-time U.S. tax expense of  $1.6 million. A majority of the provisions in the Tax Act are effective January 1, 2018.
As of December 31, 2017 and 2016 there are no unrecognized tax benefits, and the Company does not expect this to significantly change in the next twelve months.
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 7 — INCOME TAXES (Continued)

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the State and City of New York. The Company is no longer subject to examination by the U.S. federal and state or local tax authorities for years prior to 2014.
NOTE 8 — RELATED PARTY TRANSACTIONS
A member of the Board of Directors of the Company is a stockholder of PASL Holding LLC (“PASL”). PASL conducts no business other than the holding of shares of the Company.
A member of the Board of Directors is the managing director of a law firm which acts (1) in connection with certain regulatory and corporate compliance matters and in the preparation of and negotiation of certain contractual vendor arrangements, and (2) as the Bank’s counsel in certain lending transactions. During the years ended December 31, 2017, 2016 and 2015, the Bank incurred legal fees of $101,000, $111,000 and $110,000, respectively, in connection with these services.
Deposits from principal officers, directors, and their affiliates at year-end 2017, 2016 and 2015 were $3.2 million, $710,000 and $538,000 respectively.
A promissory note of  $780,000 was made to an executive officer of the Bank during 2016. The note has a fixed interest rate of 2.125% per annum (determined by reference to the 5-year LIBOR rate in effect on the note date, plus 100 basis points) and interest is payable on the last day of each calendar quarter. The note has a balloon payment term and the due date is August, 15, 2021, with no prepayment penalty. The outstanding balance of the subject loan was $780,000 as of December 31, 2017 and 2016.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
The Company leases certain branch properties under operating leases. Approximate future minimum rental payments required under all non-cancellable operating leases, before considering renewal options that generally are present, were as follows (dollars in thousands):
Year Ending December 31,
2018	$2,753
2019	2,754
2020	2,737
2021	2,201
2022	2,129
Thereafter (and through 2035)	6,754
$19,328

Total rent expense for the years ended December 31, 2017, 2016 and 2015, was $2.4 million, $2.3 million and $2.0 million, respectively.
NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value:
Level 1:   Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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
The Company used the following methods and significant assumptions to estimate fair value:
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
Impaired Loans:   The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairments and adjusted accordingly.
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):
	Fair Value Measurement At December 31, Using
2017	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Residential mortgage-backed securities	$—	$24,684	$—
Residential collateralized mortgage obligation	—	2,706	—
Commercial collateralized mortgage obligations		1,550
Municipal bond	—	1,109	—
CRA Mutual Fund	2,108	—	—
	Fair Value Measurement At December 31, Using
2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Residential mortgage-backed securities	$—	$29,027	$—
Residential collateralized mortgage obligation	—	5,103	—
Municipal bond	—	1,136	—
CRA Mutual Fund	2,063	—	—
There were no transfers between Level 1 and Level 2 during 2017 or 2016.
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis:
There are no loans that are measured at fair value on a non-recurring basis and are impaired at December 31, 2017. Loans that were measured at fair value on a non-recurring basis and were impaired at December 31, 2016, are summarized below (dollars in thousands):
	Fair Value Measurements Using:
	Total at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial and industrial loan	$3,294	$—	$—	$3,294
The following tables presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis at December 31, 2016 (dollars in thousands):
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2016
Impaired loans – Commercial and industrial loan	$3,294	Market approach	Adjustments for the difference in comparable sales	10.00%
As of December 31, 2016, impaired loans with allocated allowance for loan losses, which are assets measured at fair value on a non-recurring basis, using the fair value of the collateral (Level 3 inputs), had a carrying amount of  $3.7 million with a valuation allowance of  $366,000, resulting in an increase of provision for loan loss of  $42,000 for the year then ended.
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Carrying amount and estimated fair values of financial instruments at December 31, 2017 and 2016 were as follows (dollars in thousands):
	At December 31, 2017
		Fair Value Measurement Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and due from banks	$261,231	$261,231	$—	$—	$261,231
Securities available for sale	32,157	2,108	30,049	—	32,157
Securities held to maturity	5,428	—	5,330	—	5,330
Loans, net	1,405,009	—	—	1,410,860	1,410,860
Other investments
Federal Reserve Bank stock	3,911	N/A	N/A	N/A	N/A
Federal Home Loan Bank stock	2,766	N/A	N/A	N/A	N/A
SBA Loan Fund	5,000	N/A	N/A	N/A	N/A
Certificates of deposit	2,000	2,000	—	—	2,000
Accrued interest receivable	4,421	11	116	4,294	4,421
Financial liabilities:
Deposits without stated maturities	$1,324,110	$1,324,110	$—	$—	1,324,110
Deposits with stated maturities	80,245	—	80,079	—	80,079
FHLB Advances	42,198	—	42,188	—	42,188
Trust preferred securities payable	20,620	—		19,997	19,997
Subordinated debt, net of issurance cost	24,489	—	25,500	—	25,500
Accrued interest payable	749	27	258	464	749
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	At December 31, 2016
		Fair Value Measurement Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and due from banks	$82,931	$82,931	$—	$—	$82,931
Securities available for sale	37,329	2,063	35,266	.	37,329
Securities held to maturity	6,500	—	6,419	—	6,419
Loans, net	1,042,731	—	—	1,059,333	1,059,333
Other investments	12,588	N/A	N/A	N/A	N/A
Accrued interest receivable	2,735	—	157	2,578	2,735
Financial liabilities:
Deposits without stated maturities	$903,267	$903,267	$—	$—	$903,267
Deposits with stated maturities	90,513	—	90,559	—	90,559
FHLB Advances	78,418	—	78,872	—	78,872
Trust preferred securities payable	20,620	—	—	19,998	19,998
Accrued interest payable	227	19	62	146	227
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
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Deposits with stated maturities:   The estimated fair values of certificates of deposit are based on discounted cash flow calculations that use a replacement cost of funds approach to establishing discount rates for certificate of deposit maturities resulting in a Level 2 classification.
FHLB Advances:   Represents FHLB advances for which the estimated fair values are based on discounted cash flow calculations that use a replacement cost of funds approach to establishing discount rates for funding maturities resulting in a Level 2 classification for all other maturity terms.
Trust Preferred Securities Payable:   The estimated fair value is based on estimates using market data for similarly risk weighted items and takes into consideration the features of the debentures, which is an unobservable input resulting in a Level 3 classification.
Subordinated Debt:   The estimated fair value is net of the face value of the notes and amortized issuance cost, which is an observable input resulting in a Level 2 classification.
Accrued Interest Receivable and Payable:   For these short-term instruments, the carrying amount is a reasonable estimate of the fair value resulting in a Level 1, 2 or 3 classification consistent with the underlying asset or liability the interest is associated with.
Off-Balance-Sheet Liabilities:   The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of December 31, 2017 and 2016.
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
NOTE 11 — STOCKHOLDERS’ EQUITY
The Class A preferred stock was nonvoting and contained a dividend rate of 8.00% per annum. Dividends were non-cumulative and payable out of surplus or net profits of the Company when declared by the Company’s Board of Directors, provided that no dividends were paid on common stock until the Class A preferred stock have received all current dividends and any supplementary dividends. Supplementary dividends could be declared at the Board of Directors’ discretion to make up for unpaid ordinary dividends from prior fiscal years.
During 2015, a shareholder converted a total of 24,204 shares of Class A preferred stock to 13,477 shares of common stock. The Company did not issue any preferred stock in 2015. During 2015, the Company issued 722,222 shares of common stock via a rights offering. Total proceeds net of direct offering cost of  $394,000 were $12,606,000.
In February 2016, a shareholder converted a total of 60,000 shares of Class A preferred stock to 60,000 shares of common stock without any monetary exchange.
In April 2016, one of the Company’s Preferred Class A shareholders forfeited 123,924 shares and all rights to these Non-Cumulative Perpetual Preferred Class A shares to the United States Marshals Service. The Company purchased these shares and all rights to these shares from the United States Marshals Office for $1.4 million, equating to a price per share of  $11.30. These shares were purchased by the Company as Treasury Preferred Stock and retired in August 2016.
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 11 — STOCKHOLDERS’ EQUITY (Continued)

In August 2016, all of the remaining outstanding 267,120 Class A preferred stock were redeemed at the issued price of  $10.00 per share, totaling $2.7 million. The Company also paid dividends totaling $3.4 million on the shares, which represented the dividend rate of 8% for the period from issuance through redemption.
The Series F, Class B preferred stock is nonvoting and with a par value of  $0.01 per share. The stock is subordinate and junior to all indebtedness of the Company and to all other series of preferred stock of the Company. The holders of the stock are entitled to receive ratable dividends as provided herein only if and when dividends are concurrently declared and payable on the shares of common shares.
During August 2016, the Company issued 272,636 shares of Series F, Class B preferred stock for a net amount of  $5.5 million, and 1,365,969 shares of common stock via a rights offering for a net amount of $28.2 million. An additional 8,143 common shares were sold to directors for $170,000. The direct offering cost associated with the preferred stock and common stock offering were $710,000. The Company did not issue any preferred stock in 2015.
During 2016, restricted common stock vesting totaled 82,806 shares and. During 2017, restricted common stock vesting totaled 16,969.
The Company completed IPO of its common stock on November 10, 2017 and sold 3,100,000 shares of common stock at $35.00 per share, as well as, 465,000 additional shares of common stock at $35.00 per share pursuant to the underwriter’s overallotment option. The aggregate net proceeds to the Company from its IPO, including the overallotment shares, after deducting the underwriting discount and estimated offering expenses were approximately $115 million.
NOTE 12 — STOCK COMPENSATION PLAN
The Company has two share-based compensation plans which are described below.
Stock Option Plan
The Company established the 1999 Stock Option Plan (the “1999 Plan”), as amended, under which certain employees and directors may receive stock options. Stock options are generally granted with an exercise price equal to 100% of the fair value of the common stock at the date of grant. As of December 31, 2017 and 2016, there were no unissued shares of the Company’s common stock authorized for option grants under the Plan.
Equity Incentive Plan
In May 2009 the Company approved the 2009 Equity Incentive Plan (the “2009 Plan”) as a successor to the 1999 Plan. The 2009 Plan permits the granting of restricted shares, incentive stock options (“ISO”), nonqualified stock options, stock appreciation rights, restricted share units and other stock-based awards to employees, directors, officers, consultants, advisors, suppliers and any other persons or entity whose services are considered valuable for up to 423,000 shares. The authorized shares will be new issues upon exercise of any options granted. Under the terms of the 2009 Plan, each option agreement cannot have an exercise price that is less than 100% of the fair value of the shares covered by the option on the date of grant. In the case of an ISO granted to any 10% shareholder, the exercise price shall not be less than 110% of the fair value of the shares covered by the option on the date of grant. In no event shall the exercise price of an option be less than the par value of the shares for which the option is exercisable. In no event shall the exercise period exceed ten years from the date of grant of the option, except, in the case of an ISO granted to a 10% shareholder, the exercise period shall not exceed five years from the date of grant. In the event of a change in control, the Committee may determine that any award then outstanding shall be assumed or an equivalent award shall be substituted by the successor corporation.
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 12 — STOCK COMPENSATION PLAN (Continued)

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities based on historical volatilities of the Company’s common stock are not significant. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Historically, the Company has not paid a dividend on its common shares and does not expect to do so in the near future. No options were granted in 2017 and 2016. The fair value of options granted during 2015 was determined using the following weighted-average assumptions as of grant date:
2015
Risk-free interest rate	12.19%
Expected term	10 years
Dividend yield	0%
There was no unrecognized compensation cost related to non-vested stock options granted under the Plan as of December 31, 2017 and 2016; and there was $622,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan as of December 31, 2015. Total compensation cost related to stock option plan was $0, $620,000 and $166,000 for 2017, 2016 and 2015, respectively. 178,600 shares of stock options were accelerated to vest as part of restructuring an executive management employment agreement, during the third quarter of 2016.
A summary of the status of the Company’s stock option plan and the change during the year is presented below:
	2017		2016
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	276,500	$19.97	289,000	$20.41
Granted	—	—	—	—
Exercised	(4,503)	30.00	—	—
Cancelled/forfeited	(497)	30.00	(12,500)	30.00
Outstanding, end of year	271,500	$19.79	276,500	$19.97
Options vested and exercisable at year-end	271,500	$19.79	276,500	$19.97
Weighted average fair value of options granted during the year		$—		$—
Weighted average remaining contractual life (years)		5.57		6.25
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 12 — STOCK COMPENSATION PLAN (Continued)

The following table summarizes information about stock options outstanding at December 31, 2017:
	Options Outstanding
Range of Average Exercise Prices	Number Outstanding at December 31, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$10 – 20	231,000	6.38	18.00
$21 – 30	40,500	0.95	30.00
$10 – 30	271,500	5.57	19.79

The Company issued restricted stock awards to certain key personnel under the 2009 Equity Incentive Plan. Each restricted stock award vests based on vesting scheduled outlined in the award agreement. Restricted stock awards are subject to forfeiture if the holder is not employed by the Company on the vesting date. In 2013, shareholders approved an additional 300,000 shares available under the plan. In 2016, additional shares of 760,000 were authorized. Total shares issuable under the plan are 823,629 and 851,571 at December 31, 2017 and 2016, respectively. There were 31,606 and 77,667 shares granted in 2017 and 2016, respectively. The fair value of the shares granted was calculated using the share price as of grant date. As of December 31, 2017, there was $1.06 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.0 years.
Total compensation cost that has been charged against income for this plan was $412,000, $1.7 million and $281,000 for 2017, 2016 and 2015, respectively. Out of the total compensation cost related to restricted stocks in 2016, $1.4 million was associated with the grant and immediate vesting of 66,667 restricted shares. These shares were issued as a part of restructuring an executive management employment agreement, during the third quarter of 2016.
The following table summarizes the changes in the Company’s non-vested restricted stock awards for the year ended December 31, 2017:
	Year Ended December 31, 2017
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	64,638	$20.42
Granted	31,606	$21.00
Forfeited	(3,167)	$18.00
Vested	(16,973)	$18.00
Outstanding at December 31, 2017	76,104	$20.61

The total fair value of shares vested is $725,000, $1.7 million and $68,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
NOTE 13 — EMPLOYEE BENEFIT PLAN
The Company has a 401(k) plan for eligible employees. The contribution for any participant may not exceed the maximum amount allowable by law. Each year, the Company may elect to match a percentage of participant contributions. The Company may also elect each year to make additional discretionary contributions to the plan. The total contributions were $334,000, $268,000 and $221,000 for the year ended December 31, 2017, 2016 and 2015, respectively.
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 14 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
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
The Bank had outstanding the following off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31 (dollars in thousands):
	At December 31,
	2017		2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Undrawn lines of credit	$39,651	$76,008	$60,984	$9,890
Letters of credit	23,741	—	9,808	—
	$63,392	$76,008	$70,792	$9,890

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within 2 years. At December 31, 2017, the Bank’s fixed rate loan commitments are to make loans with interest rates ranging from 3.5% to 9.5% and maturities of one year or more. At December 31, 2016 the Bank’s fixed rate loan commitments were to make loans with interest rates ranging from 3.75% to 8.75% and maturities of one year or more. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Bank or other financial institutions and securities.
The Bank has stand-by letters of credit in the amount of  $23.7 million and $9.8 million included above as of December 31, 2017 and 2016, respectively, for which the Bank has pledged interest-bearing accounts of  $1.7 million and $4.0 million as of December 31, 2017 and 2016, respectively. The stand-by letters of credit and the time deposits mature within one year.
NOTE 15 — REGULATORY CAPITAL
The Holding Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about capital components, risk weightings and other factors. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being fully phased in by January 1, 2019. The capital conservation buffer was 1.25% at December 31, 2017 and 0.625% at December 31, 2016. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing by 0.625% each subsequent January 1, until it reaches 2.5% on January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in the computation of the regulatory capital. The Company and the Bank meet all capital adequacy requirements, to which they are subject, as of December 31, 2017 and 2016.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 15 — REGULATORY CAPITAL (Continued)

terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2017 and 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.
The following is a summary of actual capital amounts and ratios as of December 31, 2017 and 2016, for the Company and the Bank compared to the requirements for minimum capital adequacy and classification as well capitalized. Actual and required capital amounts and ratios are presented below at year end (dollars in thousands):
	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Regulations
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2017
Total capital (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$287,039	19.9%	$115,636	≥	8.0%	N/A		N/A
Metropolitan Commercial Bank	$280,317	19.4%	$115,523	≥	8.0%	$144,403	≥	10.0%
Tier 1 common equity (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$221,803	15.3%	$65,045	≥	4.5%	N/A		N/A
Metropolitan Commercial Bank	$265,076	18.4%	$64,981	≥	4.5%	$93,862	≥	6.5%
Tier 1 capital (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$247,305	17.1%	$86,726	≥	6.0%	N/A		N/A
Metropolitan Commercial Bank	$265,076	18.4%	$86,642	≥	6.0%	$115,523	≥	8.0%
Tier 1 capital (to average assets)
Metropolitan Bank Holding Corp.	$247,305	13.7%	$72,206	≥	4.0%	N/A		N/A
Metropolitan Commercial Bank	$265,076	14.7%	$72,099	≥	4.0%	$90,124	≥	5.0%
At December 31, 2016
Total capital (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$131,895	12.5%	$84,733	≥	8.0%	N/A		N/A
Metropolitan Commercial Bank	$130,949	12.4%	$84,619	≥	8.0%	$105,774	≥	10.0%
Tier 1 common equity (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$114,421	10.8%	$47,662	≥	4.5%	N/A		N/A
Metropolitan Commercial Bank	$118,977	11.3%	$47,598	≥	4.5%	$68,753	≥	6.5%
Tier 1 capital (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$119,923	11.3%	$63,549	≥	6.0%	N/A		N/A
Metropolitan Commercial Bank	$118,977	11.3%	$63,465	≥	6.0%	$84,619	≥	8.0%
Tier 1 capital (to average assets)
Metropolitan Bank Holding Corp.	$119,923	10.5%	$45,742	≥	4.0%	N/A		N/A
Metropolitan Commercial Bank	$118,977	10.4%	$45,703	≥	4.0%	$57,128	≥	5.0%
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 15 — REGULATORY CAPITAL (Continued)

The following is a summary of actual capital amounts and ratios as of December 31, 2017 and 2016 for the Company and the Bank compared to the requirements for minimum capital adequacy plus the 1.25% capital conservation buffer currently in place:
	Actual		Minimum for Capital Adequacy plus Capital Conservation Buffer
	Amount	Ratio	Amount		Ratio
December 31, 2017:
Total capital (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$287,039	19.9%	N/A		N/A
Metropolitan Commercial Bank	$280,317	19.4%	$133,573	≥	9.3%
Tier 1 common equity (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$221,803	15.3%	N/A		N/A
Metropolitan Commercial Bank	$265,076	18.4%	$83,032	≥	5.8%
Tier 1 capital (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$247,305	17.1%	N/A		N/A
Metropolitan Commercial Bank	$265,076	18.4%	$104,692	≥	7.3%
Tier 1 capital (to average assets)
Metropolitan Bank Holding Corp.	$247,305	13.7%	N/A		N/A
Metropolitan Commercial Bank	$265,076	14.7%	$72,099	≥	4.0%
	Actual		Minimum for Capital Adequacy plus Capital Conservation Buffer
	Amount	Ratio	Amount		Ratio
December 31, 2016:
Total capital (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$131,895	12.5%	N/A		N/A
Metropolitan Commercial Bank	$130,949	12.4%	$91,230	≥	8.6%
Tier 1 common equity (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$114,421	10.8%	N/A		N/A
Metropolitan Commercial Bank	$118,977	11.3%	$54,209	≥	5.1%
Tier 1 capital (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$119,923	11.3%	N/A		N/A
Metropolitan Commercial Bank	$118,977	11.3%	$70,075	≥	6.6%
Tier 1 capital (to average assets)
Metropolitan Bank Holding Corp.	$119,923	10.5%	N/A		N/A
Metropolitan Commercial Bank	$118,977	10.4%	$45,703	≥	4.0%
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 16 — EARNINGS PER COMMON SHARE
The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earning available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The factors used in the earnings per share calculation are as follows (in thousands, except per share data).
	Year Ended December 31,
	2017	2016	2015
Basic
Net income per consolidated statements of income	$12,369	$5,013	$4,269
Less: Dividends paid to preferred shareholders	—	(3,420)	—
Less: Earnings allocated to participating securities	(183)	(30)	(85)
Net income available to common stockholder	$12,186	$1,563	$4,184
Weighted average common shares outstanding including participating securities	5,147,149	3,708,734	2,775,152
Less: Weighted average participating securities	(76,104)	(68,708)	(55,347)
Weighted average common shares outstanding	5,071,045	3,640,026	2,719,805
Basic earnings per common share	$2.40	$0.43	$1.54
Diluted
Net income allocated to common shareholders	$12,186	$1,563	$4,184
Weighted average common shares outstanding for basic earnings per common share	5,071,045	3,640,026	2,719,805
Add: Dilutive effects of assumed exercise of stock options	131,189	33,000	—
Average shares and dilutive potential common shares	5,202,234	3,673,026	2,719,805
Dilutive earnings per commons share	$2.34	$0.43	$1.54

There were no stock options that were not considered in computing diluted earnings per common share for 2017; and 45,500 and 289,000 shares of common stock were not considered in computing diluted earnings per common share for 2016 and 2015, respectively, because they were antidilutive.
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 17 — PARENT COMPANY FINANCIAL INFORMATION
Condensed financial information for the Corporation (parent company only) is as follows (dollars in thousands):
Condensed Balance Sheets
	At December 31,
	2017	2016
Assets
Cash and due from banks	$6,761	$818
Loans, net of allowance for loan losses	776	776
Investments	620	620
Investment in subsidiary bank, at equity	274,190	128,671
Other assets	596	11
Total assets	$282,943	$130,896
Liabilities and Stockholders’ Equity
Trust preferred securities payable	20,620	20,620
Subordinated debt payable, net of issuance costs	24,489	—
Other liabilities	950	785
Total liabilities	46,059	21,405
Stockholders’ equity:
Preferred stock	3	3
Common stock	81	45
Surplus	211,145	96,116
Retained earnings	25,861	13,492
Accumulated other comprehensive loss, net of tax	(206)	(165)
Total equity	236,884	109,491
Total liabilities and stockholders’ equity	$282,943	$130,896

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 17 — PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Income
	Year Ended December 31,
	2017	2016	2015
Income:
Loan	$17	$6	$—
Securities and money market funds	—	19	25
Total interest income	17	25	25
Interest expense:
Trust preferred securities payable	636	539	455
Subordinated debt interest expense	1,322	—	—
Total interest expense	1,958	539	455
Net interest expense	(1,941)	(514)	(430)
Provision for loan losses	—	4	—
Net interest income after provision for loan losses	(1,941)	(518)	(430)
Other expense	33	—	—
Loss before undistributed earnings of subsidiary bank	(1,974)	(518)	(430)
Equity in undistributed earnings of subsidiary bank	13,560	5,319	4,526
Income before income tax expense	11,586	4,801	4,096
Income tax benefit	(783)	(212)	(173)
Net income	$12,369	$5,013	$4,269

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 17 — PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statement of Cash Flows
	Year Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$12,369	$5,013	$4,269
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed earnings of subsidiary bank	(13,560)	(5,319)	(4,526)
Amortization of subordinated debt issuance costs	46	—	—
Provision for loan losses	—	4	—
Stock based compensation expense	412	—	—
Decrease (increase) in other assets	(585)	25	(29)
Increase (decrease) in other liabilities	165	415	26
Net cash provided by (used in) operating activities	(1,153)	138	(260)
Cash Flows From Investing Activities:
Investments in subsidiary bank	(132,000)	(26,000)	(11,400)
Loan to related party	—	(780)	—
Net cash used in Investing activities	(132,000)	(26,780)	(11,400)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net	114,773	28,368	12,606
Repurchase of common stock for exercise of stock options and tax withholdings for restricted stock vestings	(255)	—	—
Proceeds from issuance of preferred stock, net	—	5,503	—
Purchase and retirement of preferred stock	—	(1,400)	—
Redemption of preferred stock, net	—	(2,672)	—
Proceeds from exercise of stock options	135	—	—
Proceeds from issuance of subordinated debt, net of issuance cost	24,443	—	—
Payment of preferred stock dividend	—	(3,420)	—
Net cash provided by financing activities	139,096	26,379	12,606
Net (decrease) increase in cash and cash equivalents	5,943	(263)	946
Cash and cash equivalents, beginning of year	818	1,081	135
Cash and cash equivalents, end of year	$6,761	$818	$1,081

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 18 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in Accumulated Other Comprehensive Income (Loss) balances, net of tax effects at the dates indicated (dollars in thousands):
	Year Ended December 31,
	2017	2016	2015
Beginning balance	$(165)	$16	$129
Net change in other comprehensive income (loss) before reclassification, net of tax	(41)	(158)	(113)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(23)	—
Net current period other comprehensive loss	(41)	(181)	(113)
Ending balance	$(206)	$(165)	$16

The following represents the reclassifications out of accumulated other comprehensive (loss) income (dollars in thousands):
	Year Ended December 31,			Affected line item in the Consolidated Statements of Operations
	2017	2016	2015
Realized gain on sale of available for sale securities	$—	$40	$—	Net gains on securities transactions
Income tax expense	—	$(17)	—	Income tax expense
Total reclassifications, net of income tax	$—	$23	$—

NOTE 19 — UNAUDITED QUARTERLY FINANCIAL DATA
Selected Consolidated Quarterly Financial Data (dollars, except per share amounts, in thousands)
	2017 Quarter Ended
	December 31	September 30	June 30	March 31
Interest income	$17,864	$16,401	$14,047	$12,441
Interest expense	2,293	2,437	2,281	1,660
Net interest income	15,571	13,964	11,766	10,781
Provision for loan losses	3,499	1,200	1,790	570
Net interest income after provision for loan losses	12,072	12,764	9,976	10,211
Non-interest income	6,249	2,233	1,573	1,245
Non-interest expense	9,780	8,590	7,141	7,234
Income before income taxes	8,541	6,407	4,408	4,222
Income tax expense	5,216	2,562	1,757	1,674
Net income	$3,325	$3,845	$2,651	$2,548
Basic earnings per share	$0.50	$0.83	$0.57	$0.55
Diluted earnings per share	$0.49	$0.82	$0.57	$0.55

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017 and 2016 (Continued)

NOTE 19 — UNAUDITED QUARTERLY FINANCIAL DATA (Continued)

	2016 Quarter Ended
	December 31	September 30	June 30	March 31
Interest income	$11,919	$11,337	$10,970	$9,929
Interest expense	1,492	1,519	1,598	1,480
Net interest income	10,427	9,818	9,372	8,449
Provision for loan losses	5,900	350	1,250	560
Net interest income after provision for loan losses	4,527	9,468	8,122	7,889
Non-interest income	1,288	1,321	1,658	1,156
Non-interest expense	6,199	8,267	6,662	6,243
Income before income taxes	(384)	2,522	3,118	2,802
Income tax expense	(433)	1,072	1,268	1,138
Net income	$49	$1,450	$1,850	$1,664
Basic earnings per share	$0.01	$(0.50)	$0.59	$0.53
Diluted earnings per share(1)	$0.01	$(0.50)	$0.58	$0.53

(1)
The EPS for September 30, 2016 was negative despite having a positive Net Income due to dividends paid out to preferred shareholders in that quarter.

(continued)

EXHIBIT INDEX
3.1	Certificate of Incorporation of Metropolitan Bank Holding Corp, as amended.(1)
3.2	Amended and Restated Bylaws of Metropolitan Bank Holding Corp.(2)
4.1	Form of Common Stock Certificate of Metropolitan Bank Holding Corp.(3)
4.2	Form of Class B Preferred Stock Certificate of Metropolitan Bank Holding Corp.(4)
10.1	Registration Rights Agreement, dated June 21, 2016, between Metropolitan Bank Holding Corp. and Endicott Opportunity Partners IV, L.P.(5)
10.2	Employment Agreement by and among Metropolitan Bank Holding Corp., Metropolitan Commercial Bank and Mark R. DeFazio(6)
10.3	Metropolitan Bank Holding Corp. 2009 Equity Incentive Plan(7)
10.4	Metropolitan Commercial Bank Executive Annual Incentive Plan(8)
10.5	MetBank Holding Corp. 1999 Stock Option Plan(9)
10.6	Form of Performance Restricted Share Unit Award Agreement(10)
10.7	Amendment One to Restricted Share Agreements between Metropolitan Bank Holding Corp and Grantee(11)
10.8	Form of Restricted Share Agreement
10.9	Form of Stock Option Agreement
10.10	First Amendment to 2009 Equity Incentive Plan
10.11	Second Amendment to 2009 Equity Incentive Plan
10.12	Change in Control Agreement by and among Metropolitan Bank Holding Corp., Metropolitan Commercial Bank and Gerard Perri
21	Subsidiaries of Registrant(13)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) the Consolidated Statements of Income for the years ended December 31, 2017 and 2016, (iii) the Consolidated Statements of Retained Earnings for the years ended December 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016, and (v) the notes to the Consolidated Financial Statements

(1)
Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333-220805).

(2)
Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333-220805).

(3)
Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333-220805).

(4)
Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333-220805).

(5)
Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333-220805).

(6)
Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333-220805).

(7)
Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333-220805).

(8)
Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 25, 2017 (File No. 333-220805).

(9)
Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 25, 2017 (File No. 333-220805).

(10)
Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2018 (File No. 001-38282).

(11)
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2018 (File No. 001-38282).

(12)
Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 25, 2017 (File No. 333-220805).

(13)
Incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333-220805).