Form 10-K/A
period 2017-12-31
Metropolitan Bank Holding Corp.
filed 2018-04-06
CIK 1476034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
Registrant’s telephone number, including area code: (212) 659-0600
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
DOCUMENTS INCOPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders (Part III).

EXPLANATORY NOTE
Metropolitan Bank Holding Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on March 28, 2018. The Company is re-filing its cover page to correct its I.R.S. Employer Identification Number as well as Item 8 of Part II of the Form 10-K to include the date of the Report of Independent Registered Public Accounting Firm, which date was inadvertently omitted from the original filing. The Company is also revising the Exhibit List to incorporate by reference as Exhibit 3.2 the Company’s Amended and Restated Bylaws and correct the numbering of the footnotes. The Amended and Restated Bylaws are being incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 that was filed with the SEC on October 25, 2017. The Exhibit List of the Form 10-K as originally filed with the SEC contained an incorrect link to the Company’s bylaws as such bylaws existed prior to amendment.

PART II
ITEM 8.   Financial Statements and Supplementary Data
For the Company’s consolidated financial statements, see index on page 4.

Item 15.   Exhibits, Financial Statement Schedules
Financial Statements
See index to Consolidated Financial Statements on page 4.
Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under “Part II — Item 8. Financial Statements and Supplementary Data.”
Exhibits Required by Item 601 of SEC Regulation S-K
See Index of Exhibits on pages 53 through 54.

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
March 28, 2018

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
Metropolitan Bank Holding Corp.
Date: April 5, 2018	By: /s/ Mark R. DeFazio Mark R. DeFazio President and Chief Executive Officer (Duly Authorized Representative)

EXHIBIT INDEX
3.1	Certificate of Incorporation of Metropolitan Bank Holding Corp, as amended.(1)
3.2	Amended and Restated Bylaws of Metropolitan Bank Holding Corp.(2)
4.1	Form of Common Stock Certificate of Metropolitan Bank Holding Corp.(3)
4.2	Form of Class B Preferred Stock Certificate of Metropolitan Bank Holding Corp.(4)
10.1	Registration Rights Agreement, dated June 21, 2016, between Metropolitan Bank Holding Corp. and Endicott Opportunity Partners IV, L.P.(5)
10.2	Employment Agreement by and among Metropolitan Bank Holding Corp., Metropolitan Commercial Bank and Mark R. DeFazio(6)
10.3	Metropolitan Bank Holding Corp. 2009 Equity Incentive Plan(7)
10.4	Metropolitan Commercial Bank Executive Annual Incentive Plan(8)
10.5	MetBank Holding Corp. 1999 Stock Option Plan(9)
10.6	Form of Performance Restricted Share Unit Award Agreement(10)
10.7	Amendment One to Restricted Share Agreements between Metropolitan Bank Holding Corp and Grantee(11)
10.8	Form of Restricted Share Agreement(13)
10.9	Form of Stock Option Agreement(13)
10.10	First Amendment to 2009 Equity Incentive Plan(13)
10.11	Second Amendment to 2009 Equity Incentive Plan(13)
10.12	Change in Control Agreement by and among Metropolitan Bank Holding Corp., Metropolitan Commercial Bank and Gerard Perri(13)
21	Subsidiaries of Registrant(12)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(13)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(13)
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) the Consolidated Statements of Income for the years ended December 31, 2017 and 2016, (iii) the Consolidated Statements of Retained Earnings for the years ended December 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016, and (v) the notes to the Consolidated Financial Statements(13)

(1)
Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333-220805).

(2)
Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 25, 2017 (File No. 333-220805).

(3)
Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 25, 2017 (File No. 333-220805).

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

(8)
Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 25, 2017 (File No. 333-220805).

(9)
Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 25, 2017 (File No. 333-220805).

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

(13)
Previously filed.