Form 10-Q
period 2018-03-31
Metropolitan Bank Holding Corp.
filed 2018-05-15
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. 001-38282

Metropolitan Bank Holding Corp.

(Exact Name of Registrant as Specified in Its Charter)

New York	13-4042724
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

99 Park Avenue, New York, New York	10016
(Address of Principal Executive Offices)	(Zip Code)

(212) 659-0600

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

There were 8,194,925 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 10, 2018.

METROPOLITAN BANK HOLDING CORP.

Form 10-Q

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	March 31	December 31
	2018	2017
Assets
Cash and cash equivalents	$370,950	$261,231
Investment securities available for sale, at estimated fair value	30,276	32,157
Investment securities held to maturity (estimated fair value of $5,022 and $5,330 at March 31, 2018 and December 31, 2017, respectively)	5,212	5,428
Other investments	16,566	13,677
Loans, net of deferred fees	1,526,166	1,419,896
Allowance for loan losses	(16,260)	(14,887)
Net loans	1,509,906	1,405,009
Accounts receivable, net	1,673	6,601
Receivable from prepaid card programs, net	7,523	9,579
Accrued interest receivable	4,366	4,421
Premises and equipment, net	6,688	6,268
Prepaid expenses and other assets	5,993	5,751
Goodwill	9,733	9,733
Total assets	$1,968,886	$1,759,855

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$1,012,165	$812,497
Interest-bearing deposits	604,951	591,858
Total deposits	1,617,116	1,404,355
FHLB Advances	33,000	42,198
Trust preferred securities payable	20,620	20,620
Subordinated debt, net of issuance costs	24,503	24,489
Accounts payable, accrued expenses and other liabilities	23,338	21,678
Accrued interest payable	454	749
Debit cardholder balances	6,814	8,882
Total liabilities	1,725,845	1,522,971

Stockholders’ equity:
Class A preferred stock, $0.01 par value, authorized 5,000,000 shares Issued and outstanding 0 at March 31, 2018 and December 31, 2017	-	-
Class B preferred stock, $0.01 par value, authorized 2,000,000 shares, issued and outstanding 272,636 at March 31, 2018 and December 31, 2017	3	3
Common stock, $0.01 par value, authorized 10,000,000 shares, issued and Outstanding 8,194,925 and 8,196,310 at March 31, 2018 and December 31, 2017, respectively	81	81
Additional paid in capital	211,333	211,145
Retained earnings	32,152	25,861
Accumulated other comprehensive loss, net of tax effect	(528)	(206)
Total stockholders’ equity	243,041	236,884
Total liabilities and stockholders’ equity	$1,968,886	$1,759,855

See accompanying notes to consolidated financial statements (unaudited)

3

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share data)

	Three months ended March 31,
	2018	2017
Interest and dividend income:
Loans, including fees	$17,147	$11,867
Securities:
Taxable	186	214
Tax-exempt	7	7
Money market funds and commercial paper	119	63
Other interest and dividends	1,169	290
Total interest income	$18,628	$12,441
Interest expense:
Deposits	1,439	1,259
Borrowed funds	150	187
Trust preferred securities payable	184	140
Subordinated debt	404	74
Total interest expense	2,177	1,660

Net interest income	16,451	10,781
Provision for loan losses	1,477	570
Net interest income after provision for loan losses	14,974	10,211

Non-interest income:
Service charges on deposit accounts	1,910	291
Other service charges and fees	2,494	166
Loan prepayment penalties	65	-
Debit card income	908	788
Total non-interest income	$5,377	$1,245

Non-interest expense:
Compensation and benefits	$6,317	$4,577
Bank premises and equipment	1,180	1,073
Directors Fees	361	174
Insurance Expense	76	79
Professional fees	778	410
FDIC assessment	140	170
Core processing fees	1,368	251
Other expenses	1,018	500
Total non-interest expense	11,238	7,234

Net income before income tax expense	9,113	4,222
Income tax expense	2,822	1,674
Net Income	$6,291	$2,548

Earnings per common share
Earnings per share – basic	$0.77	$0.55
Earnings per share – diluted	$0.75	$0.55
Weighted average shares outstanding - basic	8,124,028	4,543,925
Weighted average shares outstanding - diluted	8,275,243	4,576,925

See accompanying notes to consolidated financial statements (unaudited)

4

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands, except share data)

	Three months ended March 31,
	2018	2017

Net Income	$6,291	$2,548

Other comprehensive loss
Unrealized gains/(losses) of securities:
Unrealized holding gains/(losses) arising during the period	(423)	132
Reclassification adjustment for net gains included in net income	-	-
	(423)	132
Tax effect	101	(56)
Total unrealized gains/loss on securities available for sale, net of tax	(322)	76

Comprehensive income	$5,969	$2,624

See accompanying notes to consolidated financial statements (unaudited)

5

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended March 31, 2018 and 2017

(in thousands, except share data)

	Preferred Stock, Class A		Preferred Stock, Class B		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	AOCI (Loss), Net	Total

Balance at January 1, 2018	-	$-	272,636	$3	8,196,310	$81	$211,145	$25,861	$(206)	236,884
Issuance of common stock, net (1)	-	-	-	-	-	-	(33)	-	-	(33)
Repurchase of shares for tax withholding for restricted stock vesting	-	-	-	-	(1,385)	-	(72)	-	-	(72)
Employee stock-based compensation expense	-	-	-	-	-	-	293	-	-	293
Net income	-	-	-	-	-	-	-	6,291	-	6,291
Other comprehensive loss	-	-	-	-	-	-	-	-	(322)	(322)
Balance at March 31, 2018	-	$-	272,636	$3	8,194,925	$81	$211,333	$32,152	$(528)	$243,041

Balance at January 1, 2017	-	$-	272,636	$3	4,604,563	$45	$96,116	$13,492	$(165)	$109,491
Restricted stock grant, net of forfeiture	-	-	-	-	26,049	-	-	-	-	-
Employee stock-based compensation expense	-	-	-	-	-	-	92	-	-	92
Net income	-	-	-	-	-	-	-	2,548	-	2,548
Other comprehensive income	-	-	-	-	-	-	-	-	76	76
Balance at March 31, 2017	-	$-	272,636	3	4,630,612	45	96,208	16,040	(89)	112,207

(1) Represents costs incurred in connection with the Company's initial public offering completed in the prior period.

See accompanying notes to consolidated financial statements (unaudited)

6

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands, except share data)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$6,291	$2,548
Adjustments to reconcile net income to net cash:
Net depreciation amortization and accretion	368	197
Provision for loan losses	1,477	570
Net change in deferred loan fees	698	(104)
Proceeds from the sale of loans held for sale	11,895	-
Stock-based compensation expense	293	92
Net change in:
Accrued interest receivable	55	7
Accounts payable, accrued expenses and other liabilities	1,660	2,048
Debit cardholder balances	(2,067)	(242)
Accrued interest payable	(295)	208
Accounts receivable, net	4,927	2,544
Receivable from prepaid card programs, net	2,056	309
Prepaid expenses and other assets	(141)	702
Net cash provided by operating activities	27,217	8,879

Cash flows from investing activities:
Loan originations and payments, net	(118,967)	(42,782)
Redemptions of other investments	414	206
Purchases of other investments	(3,303)	-
Proceeds from paydowns and maturities of securities available for sale	1,408	1,678
Proceeds from paydowns of securities held to maturity	208	262
Purchase of premises and equipment, net	(716)	(629)
Net cash used in investing activities	(120,956)	(41,265)

Cash flows from financing activities:
Proceeds from issuance of common stock, net *	(33)	-
Proceeds from issuance of subordinated debt, net of issuance cost	-	25,000
Proceeds from FHLB advances	-	60,000
Repayments of FHLB advances	(9,198)	(64,564)
Redemption of common stock for tax withholdings for restricted stock vesting	(72)	-
Net increase in deposits	212,761	22,897
Net cash provided by financing activities	203,458	43,333

Increase in cash and cash equivalents	109,719	10,947
Cash and cash equivalents at the beginning of the period	261,231	82,931
Cash and cash equivalents at the end of the period	$370,950	$93,878

Supplemental information:

Cash paid for:
Interest	$2,472	$1,430
Taxes	$4,862	$907

Transfer of loans held for investment to held for sale	$11,895	$-

* Represents costs incurred in connection with the Company's initial public offering completed in the prior period.

See accompanying notes to consolidated financial statements (unaudited)

7

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Metropolitan Bank Holding Corp. (a New York Corporation) (the “Company”) is a bank holding company whose principal activity is the ownership and management of Metropolitan Commercial Bank (the “Bank”), its wholly-owned subsidiary. The Bank’s primary market is the New York metropolitan area. The Bank offers a traditional range of services to individuals, businesses and others needing banking services. Its primary lending products are commercial mortgages and commercial and industrial loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. The Bank’s primary deposit products are checking, savings, and term deposit accounts, and its deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amounts allowed by law. The Bank commenced operations on June 22, 1999.

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

Recently Issued Accounting Standards: Pursuant to the Jumpstart Our Business Startups Act (“JOBS Act”), an Emerging Growth Company (“EGC”) is permitted to elect to adopt new accounting guidance using adoption dates of nonpublic entities. The Company elected delayed effective dates of recently issued accounting standards.

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

In January 2016, the FASB issued ASU 2016-01, an amendment to Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The objectives of the ASU are to: (1) require equity investments to be measured at fair value, with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet, (4) require the use of the exit price notion when measuring the fair value of financial instruments, and (5) clarify the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Liabilities, an amendment to ASU 2016-01. The amendments clarify certain aspects of the guidance issued in ASU 2016-01. The Company has evaluated the impact of ASU 2016-01 and 2018-03 upon adoption as of January 1, 2019 and has concluded that there is not a material impact on its consolidated financial statements.

(continued) 8

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires companies that lease valuable assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, however, early adoption is permitted. Under ASU 2016-02, the Company will recognize a right-of-use asset and a lease obligation liability on the consolidated balance sheet, which will increase the Company’s assets and liabilities. The Company is evaluating other potential impacts of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objectives of the ASU are to simplify accounting for the tax consequences of a stock payment and amend the manner in which excess tax benefits and a business's payments to satisfy the tax obligation for recipients of the shares should be classified. The amendments: (i) allow companies to estimate the number of stock awards they expect to vest, and (ii) revise the withholding requirements for classifying stock awards as equity. For all nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.   Management expects ASU 2016-09 will not have a significant impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this guidance is effective for fiscal years and interim periods beginning after December 15, 2020. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements. Management has engaged a third party vendor for a software solution, which is expected to be implemented during 2018 to begin testing models and comparing results with current incurred loss estimates. Because the Bank been using this vendor for credit analysis and stress testing solutions for over five years, sufficient loan level information should be readily available to test the Historical Loss and Migration Analysis models, among other potential modeling solutions. The Company expects to recognize a one-time cumulative adjustment to the allowance for loan losses as of the beginning of the reporting period in which the ASU takes effect, but, cannot yet determine the magnitude of the impact on the consolidated financial statements.

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

On February 14, 2018 the FASB issued final guidance in the form of Accounting Standards Update No. 2018-02, which permits - but does not require - companies to reclassify stranded tax effects caused by 2017 tax reform from accumulated other comprehensive income to retained earnings. Additionally, the ASU requires new disclosures by all companies, whether they opt to do the reclassification or not. Management expects ASU 2018-02 will not have a significant impact on its consolidated financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018; however, early adoption is permitted.

(continued) 9

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized losses (dollars in thousands):

At March 31, 2018	Amortized Cost	Gross Unrealized/Unrecognized Gains	Gross Unrealized/Unrecognized Losses	Fair Value
Available-for-sale
Residential mortgage-backed securities	$23,563	$8	$(533)	$23,038
Residential collateralized mortgage obligations	2,649	-	(128)	2,521
Commercial collateralized mortgage obligations	1,571	-	(39)	1,532
Municipal bond	1,092	8	-	1,100
CRA mutual fund	2,171	-	(86)	2,085
Total securities available-for-sale	$31,046	$16	$(786)	$30,276

Held-to-maturity
Residential mortgage-backed securities	$5,187	-	$(190)	$4,997
Foreign government securities	25	-	-	25
Total securities held-to-maturity	$5,212	$-	$(190)	$5,022

At December 31, 2017	Amortized Cost	Gross Unrealized/Unrecognized Gains	Gross Unrealized/Unrecognized Losses	Fair Value
Available-for-sale
Residential mortgage-backed securities	$24,856	$70	$(242)	$24,684
Residential collateralized mortgage obligations	2,809	-	(103)	2,706
Commercial collateralized mortgage obligations	1,581	-	(31)	1,550
Municipal bond	1,098	11	-	1,109
CRA mutual fund	2,160	-	(52)	2,108
Total securities available-for-sale	$32,504	$81	$(428)	$32,157

Held-to-maturity
Residential mortgage-backed securities	$5,403	$-	$(98)	$5,305
Foreign government securities	25	-	-	25
Total securities held-to-maturity	$5,428	$-	$(98)	$5,330

(continued) 10

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVESTMENT SECURITIES (continued)

There were no sales or calls of securities during the three months ended March 31, 2018 and March 31, 2017.

The amortized cost and fair value of debt securities at March 31, 2018 and December 31, 2017 are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mutual funds and mortgage-backed securities are shown separately (dollars in thousands):

	Held to Maturity		Available for Sale
At March 31, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$-	$-	$-	$-
One to five years	25	25	-	-
Five to ten years	-	-	-	-
Beyond ten years	-	-	1,092	1,100
Total	25	25	1,092	1,100

Residential mortgage-backed securities	$5,187	$4,997	$23,563	$23,038
Residential collateralized mortgage obligations	-	-	2,649	2,521
Commercial collateralized mortgage obligations	-	-	1,571	1,532
CRA mutual fund	-	-	2,171	2,085
Total Securities	$5,212	$5,022	$31,046	$30,276

	Held to Maturity		Available for Sale
At December 31, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$-	$-	$-	$-
One to five years	25	25	-	-
Five to ten years	-	-	-	-
Beyond ten years	-	-	1,098	1,109
Total	25	25	1,098	1,109

Residential mortgage-backed securities	$5,403	$5,305	$24,856	$24,684
Residential collateralized mortgage obligations	-	-	2,809	2,706
Commercial collateralized mortgage obligations	-	-	1,581	1,550
CRA mutual fund	-	-	2,160	2,108
Total Securities	$5,428	$5,330	$32,504	$32,157

(continued) 11

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVESTMENT SECURITIES (continued)

There were no securities pledged at March 31, 2018 and December 31, 2017 to secure borrowings.

At March 31, 2018 and December 31, 2017, all of the mortgage-backed securities and collateralized mortgage obligations held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.

Securities with unrealized/unrecognized losses at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized/unrecognized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 months or more		Total
At March 31, 2018	Estimated Fair Value	Unrealized/ Unrecognized Losses	Estimated Fair Value	Unrealized/ Unrecognized Losses	Estimated Fair Value	Unrealized/ Unrecognized Losses
Residential mortgage-backed securities	$15,148	$(261)	$7,195	$(272)	$22,343	$(533)
Residential collateralized mortgage obligations	-	-	2,521	(128)	2,521	(128)
Commercial collateralized mortgage obligations	-	-	1,532	(39)	1,532	(39)
CRA mutual fund	-	-	2,085	(86)	2,085	(86)
Total securities available-for-sale	$15,148	$(261)	$13,333	$(525)	$28,481	$(786)

Residential mortgage-backed securities	$3,062	$(91)	$1,935	$(99)	4,997	(190)
Total held-to-maturity	$3,062	$(91)	$1,935	$(99)	$4,997	$(190)

	Less than 12 Months		12 months or more		Total
At December 31, 2017	Estimated Fair Value	Unrealized/ Unrecognized Losses	Estimated Fair Value	Unrealized/ Unrecognized Losses	Estimated Fair Value	Unrealized/ Unrecognized Losses
Residential mortgage-backed securities	$9,194	$(85)	$7,738	$(157)	$16,932	$(242)
Residential collateralized mortgage obligations	-	-	2,706	(103)	2,706	(103)
Commercial collateralized mortgage obligations			1,550	(31)	1,550	(31)
CRA mutual fund	-	-	2,108	(52)	2,108	(52)
Total securities available-for-sale	$9,194	$(85)	$14,102	$(343)	$23,296	$(428)

Residential mortgage-backed securities	$3,260	$(33)	$2,045	$(65)	$5,305	$(98)
Total held-to-maturity	$3,260	$(33)	$2,045	$(65)	$5,305	$(98)

(continued) 12

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVESTMENT SECURITIES (continued)

Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2018 and December 31, 2017.

At March 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

NOTE 3 – LOANS

Loans, net of deferred costs and fees, consist of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	At March 31, 2018	At December 31, 2017
Real estate
Commercial	$847,798	$783,745
Construction	35,850	36,960
Multifamily	184,271	190,097
One-to-four family	25,226	25,568
Total Real Estate	1,093,145	1,036,370

Commercial and industrial	342,965	340,001
Consumer	91,824	44,595
Total loans	1,527,934	1,420,966
Deferred fees	(1,768)	(1,070)
Loans, net of deferred fees	1,526,166	1,419,896

Allowance for loan losses	(16,260)	(14,887)
Balance at the end of the period	$1,509,906	$1,405,009

(continued) 13

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (continued)

The following table presents the activity in the Allowance for Loan and Lease Losses (“ALLL”) by segment for the three months ending March 31, 2018 and 2017 (dollars in thousands):

Three months ended March 31, 2018	Commercial Real Estate	Commercial & Industrial	Construction	Multi Family	One-to-four Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$7,136	$5,578	$519	$1,156	$138	$360	$14,887
Provision/(credit) for loan losses	611	277	(16)	54	245	306	1,477
Loans charged-off	-	(71)	-	-	-	(86)	(157)
Recoveries	53	-	-	-	-	-	53
Total ending allowance balance	$7,800	$5,784	$503	$1,210	$383	$580	$16,260

Three months ended March 31, 2017	Commercial Real Estate	Commercial & Industrial	Construction	Multi Family	One-to-four Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$5,206	$5,364	$409	$620	$109	$107	11,815
Provision/(credit) for loan losses	647	(269)	93	67	(4)	36	570
Loans charged-off	-	(132)	-	-	-	(17)	(149)
Recoveries	-	-	-	-	-	-	-
Total ending allowance balance	$5,853	$4,963	$502	$687	$105	$126	$12,236

(continued) 14

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (continued)

The following tables present the balance in the ALLL and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2018 and December 31, 2017 (dollars in thousands):

At March 31, 2018	Commercial Real Estate	Commercial & Industrial	Construction	Multi Family	One-to-four Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$42	$42
Collectively evaluated for impairment	7,800	5,784	503	1,210	383	538	16,218
Total ending allowance balance	$7,800	$5,784	$503	$1,210	$383	$580	$16,260
Loans:
Individually evaluated for impairment	$1,546	$-	$-	$-	$1,109	$85	$2,740
Collectively evaluated for impairment	846,252	342,965	35,850	184,271	24,117	91,739	1,525,194
Total ending loan balance	$847,798	$342,965	$35,850	$184,271	$25,226	$91,824	$1,527,934

At December 31, 2017	Commercial Real Estate	Commercial & Industrial	Construction	Multi Family	One-to-four Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$9	$77	$86
Collectively evaluated for impairment	7,136	5,578	519	1,156	129	283	$14,801
Total ending allowance balance	$7,136	$5,578	$519	$1,156	$138	$360	$14,887
Loans:
Individually evaluated for impairment	$2,368	$-	$-	$-	$3,566	$155	$6,089
Collectively evaluated for impairment	781,377	340,001	36,960	190,097	22,002	44,440	1,414,877
Total ending loan balance	$783,745	$340,001	$36,960	$190,097	$25,568	$44,595	$1,420,966

(continued) 15

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (continued)

The following table presents loans individually evaluated for impairment recognized as of March 31, 2018 and December 31, 2017 (dollars in thousands):

At March 31, 2018	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
One-to-four family	$-	$-	$-
Consumer	96	85	42
Total	$96	$85	$42

Without an allowance recorded:
Commercial real estate	$2,015	$1,546	$-
One-to-four family	1,386	1,109	-
Total	$3,401	$2,655	$-

At December 31, 2017	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
One-to-four family	$686	$556	$9
Consumer	155	155	77
Total	$841	$711	$86

Without an allowance recorded:
Commercial real estate	$2,890	$2,368	$-
One-to-four family	3,157	3,010	-
Total	$6,047	$5,378	$-

(continued) 16

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (continued)

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans as of and for the three month periods ended March 31, 2018 and 2017 (in thousands):

Three months ended March 31, 2018	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
One-to-four family	$278	$-
Consumer	120	2
Total	$398	$2

Without an allowance recorded:
Commercial real estate	$1,957	$46
One-to-four family	2,060	14
Total	$4,017	$60

Three months ended March 31, 2017	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
One-to-four family	$564	$5
Commercial and industrial	3,660	-
Consumer	15	1
Total	$4,239	$6

Without an allowance recorded:
Commercial real estate	$5,926	$99
Commercial and industrial	1,215	12
One-to-four family	565	6
Total	$7,707	$117

(continued) 17

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (continued)

Interest on non-accrual loans not recognized was $1,500 and $37,000 for the three months ended March 31, 2018 and March 31, 2017, respectively.

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2018 and December 31, 2017 (dollars in thousands):

At March 31, 2018	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial real estate	$-	$-
Commercial & industrial	-	-
One-to-four family	-	-
Consumer	85	-
Total	$85	$-

At December 31, 2017	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial real estate	$787	$-
Commercial & industrial	-	-
One-to-four family	2,447	-
Consumer	155	-
Total	$3,389	$-

(continued) 18

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (continued)

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2018 and December 31, 2017 (dollars in thousands):

At March 31, 2018	30-59 Days	60-89 Days	Greater than 90 days	Total Past Due	Loans not Past Due	Total
Commercial real estate	$96	$-	$-	$96	$847,702	$847,798
Commercial & industrial	29	-	-	29	342,936	342,965
Construction	-	-	-	-	35,850	35,850
Multifamily	-	-	-	-	184,271	184,271
One-to-four family	-	-	-	-	25,226	25,226
Consumer	85	116	85	286	91,538	91,824
Total	$210	$116	$85	$411	$1,527,523	$1,527,934

At December 31, 2017	30-59 Days	60-89 Days	Greater than 90 days	Total Past Due	Loans not Past Due	Total
Commercial real estate	$836	$-	$787	$1,623	$782,122	$783,745
Commercial & industrial	85	142	-	227	339,774	340,001
Construction	-	-	-	-	36,960	36,960
Multifamily	-	-	-	-	190,097	190,097
One-to-four family	-	-	-	-	25,568	25,568
Consumer	149	21	155	325	44,270	44,595
Total	$1,070	$163	$942	$2,175	$1,418,791	$1,420,966

Troubled Debt Restructurings:

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”) and classified as impaired. Included in impaired loans at March 31, 2018 and December 31, 2017, were $2.7 million of loans modified in TDRs. The Bank has not allocated specific reserves to those customers with loans modified in TDRs as of March 31, 2018, down from $9 thousand allocated at December 31, 2017. The Bank had not committed to lend additional amounts as of March 31, 2018 and December 31, 2017, to customers with outstanding loans that are classified as TDRs. During the three months ended March 31, 2018 and 2017, there were no loans modified as TDRs. During the three months ended March 31, 2018 and March 31, 2017 there were no payment defaults on any loans previously identified as TDRs. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

(continued) 19

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (continued)

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

Loans not meeting the criteria above are considered to be pass-rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (dollars in thousands):

At March 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate	$846,252	$396	$1,150	$-	$847,798
Commercial & industrial	335,024	7,941	-	-	342,965
Construction	35,850	-	-	-	35,850
Multifamily	184,271	-	-	-	184,271
Total	$1,401,397	$8,337	$1,150	$-	$1,410,884

At December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate	$777,410	$4,369	$1,966	$-	$783,745
Commercial & industrial	331,775	8,226	-	-	340,001
Construction	36,960	-	-	-	36,960
Multifamily	190,097	-	-	-	190,097
Total	$1,336,242	$12,595	$1,966	$-	$1,350,803

(continued) 20

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (continued)

For one-to-four family loans and consumer loans, the Bank evaluates credit quality based on the aging status of the loan, which was previously presented, and by performance status. Non-performing loans are loans past due over 90 days or more still accruing interest and loans on non-accrual status. The following table presents the recorded investment in one-to-four family and consumer loans based on performance status as of March 31, 2018 and December 31, 2017 (dollars in thousands):

At March 31, 2018	Performing	Non-Performing	Total
One-to-four family	$25,226	$-	$25,226
Consumer	91,739	85	91,824
Total	$116,965	$85	$117,050

At December 31, 2017	Performing	Non-Performing	Total
One-to-four family	$23,121	$2,447	$25,568
Consumer	44,440	155	44,595
Total	$67,561	$2,602	$70,163

(continued) 21

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EARNINGS PER SHARE

The computation of basic and diluted earnings per share is shown below (dollars in thousands, except per share data):

	Three months ended March 31,
	2018	2017

Basic

Net income per consolidated statements of income	$6,291	$2,548

Less: Earnings allocated to participating securities	(53)	(49)

Net income available to common stockholders	$6,238	$2,499

Weighted average common shares outstanding including participating securities	8,192,798	4,633,012

Less: Weighted average participating securities	(68,770)	(89,087)
Weighted average common shares outstanding	8,124,028	4,543,925

Basic earnings per common share	$0.77	$0.55

Diluted
Net income allocated to common stockholders	$6,238	$2,499

Weighted average common shares outstanding for basic earnings per common share	8,124,028	4,543,925
Add: Dilutive effects of assumed exercise of stock options	151,215	33,000
Average shares and dilutive potential common shares	8,275,243	4,576,925

Dilutive earnings per common share	$0.75	$0.55

All stock options for shares of common stock were considered in computing diluted earnings per common share for three months ended March 31, 2018 and 2017, as no options were anti-dilutive.

(continued) 22

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCK COMPENSATION PLAN

The Company has two share-based compensation plans which are described below.

Stock Option Plan

The Company established the 1999 Stock Option Plan (the “1999 Plan”), as amended, under which certain employees and directors may receive stock options. Stock options are generally granted with an exercise price equal to 100% of the fair value of the common stock at the date of grant. As of March 31, 2018 and December 31, 2017, there were no unissued shares of the Company’s common stock authorized for option grants under the Plan.

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

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities based on historical volatilities of the Company’s common stock are not significant. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. No options were granted during three months ended March 31, 2018 and 2017.

A summary of the status of the Company’s stock option plan and the change during the three months ended March 31, 2018 is presented below:

	Three Months Ended March 31, 2018
	Number of Options	Weighted Average Exercise Price

Outstanding, beginning of period	271,500	$19.79
Granted	-	-
Exercised	-	-
Cancelled/forfeited	-	-
Outstanding, end of year	271,500	$19.79
Options vested and exercisable at end of period	271,500	$19.79

Weighted average remaining contractual life (years)		5.33

(continued) 23

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCK COMPENSATION PLAN (continued)

There was no unrecognized compensation cost related to non-vested stock options granted under the Plan at March 31, 2018 and December 31, 2017.

There was no compensation cost related to stock option plan for the three months ended March 31, 2018 and 2017. There were no grants of stock options during the three months ended March 31, 2018 and 2017.

The following table summarizes information about stock options outstanding at March 31, 2018:

	Options Outstanding
Range of Average Exercise Prices	Number Outstanding at March 31, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$10 – 20	231,000	6.14	$18.00
$21 – 30	40,500	0.70	$30.00
$10 – 30	271,500	5.33	$19.79

The Company issued restricted stock awards to certain key personnel under the 2009 Equity Incentive Plan. Each restricted stock award vests based on vesting schedule outlined in the reward agreement. Restricted stock awards are subject to forfeiture if the holder is not employed by the Company on the vesting date. In 2013, stockholders approved an additional 300,000 shares available under the plan, and in 2016, an additional 760,000 shares were authorized. Total shares issuable under the plan are 823,629 at March 31, 2018. There were no shares issued in the three months ended March 31, 2018. As of March 31, 2018, there was $1.0 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 1.56 years.

Total compensation cost that has been charged against income for this plan was $293,000 and $92,000 respectively, for the three months ended March 31, 2018 and 2017.

The following table summarizes the changes in the Company’s non-vested restricted stock awards for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding, beginning of period	76,104	$20.61
Granted	-	$-
Forfeited	-	$-
Vested	(7,334)	$18.00
Outstanding at end of period	68,770	$20.61

The total fair value of shares vested was $309,000 during the three months ended March 31, 2018.

(continued) 24

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impaired Loans: The fair value of impaired loans with specific allocations of the ALLL is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairments and adjusted accordingly.

(continued) 25

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurement using:
At March 31, 2018	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Residential mortgage-backed securities	$-	$23,038	$-
Residential collateralized mortgage obligation	-	2,521	-
Commercial collateralized mortgage obligations	-	1,532	-
Municipal bond	-	1,100	-
CRA Mutual Fund	2,085	-	-

At December 31, 2017
Assets:
Residential mortgage-backed securities	$-	$24,684	$-
Residential collateralized mortgage obligation	-	2,706	-
Commercial collateralized mortgage obligations	-	1,550	-
Municipal bond	-	1,109	-
CRA Mutual Fund	2,108	-	-

There were no transfers between Level 1 and Level 2 during 2018.

There were no assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017.

As of March 31, 2018 and December 31, 2017, there were no loans measured at fair value on a non-recurring basis.

(continued) 26

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Carrying amount and estimated fair values of financial instruments at March 31, 2018 and at year ended December 31, 2017 were as follows (dollars in thousands):

		Fair Value Measurement Using:
At March 31, 2018	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and due from banks	$370,950	$370,950	$-	$-	$370,950
Securities available for sale	30,276	2,085	28,191	-	30,276
Securities held to maturity	5,212	-	5,022	-	5,022
Loans, net	1,509,906	-	-	1,570,421	1,570,421
Other investments	-	-	-	-	-
FRB Stock	7,214	N/A	N/A	N/A	N/A
FHLB Stock	2,352	N/A	N/A	N/A	N/A
SBA Loan Fund	5,000	N/A	N/A	N/A	N/A
Certificates of deposit	2,000	2,000	-	-	2,000
Accrued interest receivable	4,366	21	127	4,218	4,366
Financial liabilities:
Deposits without stated maturities	$1,546,510	$1,546,510	$-	$-	$1,546,510
Deposits with stated maturities	70,606	-	71,401	-	71,401
Borrowed funds	33,000	-	33,201	-	33,201
Trust preferred securities payable	20,620	-	-	19,977	19,977
Subordinated debt, net of issuance cost	24,503	-	25,375	-	25,375
Accrued interest payable	454	19	361	74	454

(continued) 27

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

		Fair Value Measurement Using:
At December 31, 2017	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and due from banks	$261,231	$261,231	$-	$-	$261,231
Securities available for sale	32,157	2,108	30,049	-	32,157
Securities held to maturity	5,428	-	5,330	-	5,330
Loans, net	1,405,009	-	-	1,410,860	1,410,860
Other investments
FRB Stock	3,911	N/A	N/A	N/A	N/A
FHLB Stock	2,766	N/A	N/A	N/A	N/A
SBA Loan Fund	5,000	N/A	N/A	N/A	N/A
Certificates of deposit	2,000	2,000	-	-	2,000
Accrued interest receivable	4,421	11	116	4,294	4,421
Financial liabilities:
Deposits without stated maturities	$1,324,110	$1,324,110	$-	$-	1,324,110
Deposits with stated maturities	80,245	-	80,079	-	80,079
Borrowed funds	42,198	-	42,188	-	42,188
Trust preferred securities payable	20,620	-	-	19,997	19,997
Subordinated debt, net of issuance cost	24,489	-	25,500	-	25,500
Accrued interest payable	749	27	258	464	749

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

Other Investments: It is not practicable to determine the fair value of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, and investments in Solomon Hess SBA Loan Fund (“SBA Loan Fund”), due to restrictions placed on transferability. Certificates of deposit values are based on actively quoted prices and as such are classified as Level 1.

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

(continued) 28

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value was immaterial as of March 31, 2018 and December 31, 2017.

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

NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in Accumulated Other Comprehensive Income (Loss), net of tax, for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three months ended March 31,
	2018	2017
Beginning balance	$(206)	$(165)
Net change in other comprehensive income (loss) before reclassification, net of tax	(322)	76
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-
Net current period other comprehensive loss	(322)	76
Ending balance	$(528)	$(89)

There were no sales and therefore, no realized gains on available for sale securities. Therefore, there are no reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and March 31, 2017.

(continued) 29

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Bank had outstanding the following off-balance-sheet financial instruments whose contract amounts represent credit risk at March 31, 2018 and December 31, 2017 (dollars in thousands):

	At March 31, 2018		At December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Undrawn lines of credit	$13,463	$102,047	$39,651	$76,008
Letters of credit	24,682	-	23,741	-
	$38,145	$102,047	$63,392	$76,008

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within two years. At March 31, 2018, the Bank’s fixed rate loan commitments are to make loans with interest rates ranging from 3.5% to 5.6% and maturities of one year or more. At December 31, 2017, the Bank’s fixed rate loan commitments are to make loans with interest rates ranging from 3.5% to 9.5% and maturities of one year or more. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Bank or other financial institutions and securities.

The Bank has stand-by letters of credit in the amount of $24.7 million and $23.7 million included above as of March 31, 2018 and December 31, 2017, respectively, for which the Bank has pledged interest-bearing accounts of $0.9 million and $1.7 million as of March 31, 2018 and December 31, 2017, respectively. The stand-by letters of credit and the time deposits mature within one year.

NOTE 9 – SUBORDINATED DEBT

On March 8, 2017, the Company completed the issuance of its $25 million subordinated notes at 100% issue price to accredited institutional investors. The notes mature on March 15, 2027 and bear an interest rate of 6.25% per annum. The interest is paid semiannually on March 15 and September 15 of each year through March 15, 2022 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year.

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

(continued) 30

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements reflect the Metropolitan Bank Holding Corp’s (the “Company”) current views with respect to, among other things, future events and the Company’s financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “attribute,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Accordingly, the Company cautions that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on March 28, 2018, and the following: the inability of customers to repay their obligations; developments in the financial services industry and U.S. and global credit markets; downward changes in the direction of the economy nationally; environmental liability; failure to implement new technologies in the Company’s operations; changes in its liquidity; changes in its funding sources; failure of its controls and procedures; and its success in managing risks involved in the foregoing. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability.

Company Background

The Company is a bank holding company headquartered in New York, New York and registered under the Bank Holding Company Act (“BHCA”). Through its wholly owned bank subsidiary, Metropolitan Commercial Bank, a New York state chartered bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals in the New York metropolitan area. The Bank’s primary lending products are commercial mortgages and commercial and industrial loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. The Bank’s primary deposit products are checking, savings, and term deposit accounts, and its deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the maximum amounts allowed by law.

The accompanying Unaudited Consolidated Financial Statements, which include the accounts of the Company and the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. The Unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Results of Operations

	Three months ended March 31,
(Net income in thousands)	2018	2017
PERFORMANCE
Net income	$6,291	$2,548
Earnings per common share - basic	0.77	0.55
Earnings per common share - diluted	0.75	0.55
Weighted average shares outstanding - basic	8,124,028	4,543,925
Weighted average shares outstanding - diluted	8,275,243	4,576,925

SELECTED FINANCIAL DATA
Return on average total assets	1.35%	0.83%
Return on average common equity	10.47%	9.68%
Efficiency ratio (1)	51.48%	60.16%
Yield on average earning assets	4.15%	4.09%
Cost of interest-bearing liabilities	1.31%	0.93%
Net interest spread	2.84%	3.16%
Net interest margin	3.67%	3.60%

(1)	The efficiency ratio is considered a non-GAAP financial measure and is calculated by dividing non-interest expense by the sum of net interest income before provision for loan and lease losses and non-interest income. This ratio is a metric used by management to evaluate the performance of the Bank's business activities. A decrease in efficiency ratio represents improvement.

Net income for the first quarter of 2018 was $6.3 million compared to $2.5 million for the first quarter of 2017. Earnings per fully diluted share for the first quarter of 2018 was $0.75 and $0.55 for the first quarter of 2017.

Returns on average total assets and average common equity for the first quarter of 2018 were 1.35% and 10.47% respectively, compared to 0.83% and 9.68% for the first quarter of 2017.

Net Interest Income

Net interest income is the difference between interest earned on assets and interest incurred on liabilities. The following table presents an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities for the quarters ended March 31, 2018 and March 31, 2017 (dollars in thousands, except percentages):

	Three months ended March 31,
	2018			2017
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
Interest-earning assets:
Loans	$1,476,955	$17,147	4.71%	$1,065,820	$11,867	4.52%
Available-for-sale securities	31,833	166	2.09%	43,144	180	1.67%
Held-to-maturity securities	5,318	27	2.09%	6,357	41	2.58%
Other interest-earning assets	304,418	1,288	1.72%	122,988	353	1.15%
Total interest-earning assets	1,818,524	18,628	4.15%	1,238,309	12,441	4.09%
Noninterest-earning assets	66,311			9,667
Allowance for loan and lease losses	(15,584)			(11,940)
Total assets	1,869,251			1,236,036

Interest-bearing liabilities:
Money market and savings accounts	$514,455	$1,190	0.94%	$533,228	$1,001	0.75%
Certificates of deposit	72,822	249	1.39%	84,178	258	1.23%
Total interest-bearing deposits	587,277	1,439	0.99%	617,406	1,259	0.83%
Borrowed funds	84,317	738	3.53%	102,609	401	1.56%
Total interest-bearing liabilities	671,594	2,177	1.31%	720,015	1,660	0.93%
Noninterest-bearing deposits	935,417			382,290
Other non-interest bearing liabilities	23,223			22,892
Total liabilities	1,630,234			1,125,197
Equity	239,017			110,839
Total liabilities and equity	1,869,251			1,236,036

Net interest income		$16,451			$10,781
Net interest rate spread (2)			2.84%			3.16%
Net interest-earning assets (3)	$1,146,930			$518,294
Net interest margin (4)			3.67%			3.60%

(1)	Yields and rates are annualized for the three months ended March 31, 2018 and 2017.
(2)	Represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income divided by total average interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on net interest income for the periods indicated (dollars in thousands). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The mix column shows the effects attributable to a mix of changes in rate and volume and/or the composition of the underlying assets or liabilities, which is the remainder of interest income that cannot be attributed to either just rate or just volume.

	March 31, 2018			March 31, 2017
		Average			Average		Difference Due To
	Interest	Balance	Rate	Interest	Balance	Rate	Volume	Rate	Mix	Total

Interest income:
Loans	$17,147	$1,476,955	4.71%	$11,867	$1,065,820	4.52%	$19,364	$2,025	$(16,109)	$5,280
Available-for-sale securities	166	31,833	2.09%	180	43,144	1.67%	(236)	182	40	(14)
Held-to-maturity securities	27	5,318	2.09%	41	6,357	2.58%	(22)	(31)	39	(14)
Other interest-earning assets	1,288	304,418	1.72%	353	122,988	1.15%	3,121	703	(2,889)	935
	18,628	1,818,524	4.15%	12,441	1,238,309	4.09%	22,227	2,879	(18,919)	6,187
Interest expense
Money market and savings accounts	1,190	514,455	0.94%	1,001	533,228	0.75%	(176)	1,008	(643)	189
Certificates of deposit	249	72,822	1.39%	258	84,178	1.23%	(158)	138	11	(9)
Borrowed funds	738	84,317	3.53%	401	102,609	1.56%	(646)	2,018	(1,035)	337
	2,177	671,594	1.31%	1,660	720,015	0.93%	(980)	3,164	(1,667)	517

Net interest income	$16,451	$1,146,930	2.84%	$10,781	$518,294	3.16%	$23,207	$(285)	$(17,252)	$5,670

Net Interest Income

Net interest income for the first quarter of 2018 was $16.5 million, an increase of $5.7 million, or 52.6%, compared to $10.8 million for the first quarter of 2017. Net interest margin increased 7 basis points to 3.67% in the three month period ended March 31, 2018, compared to the first quarter of 2017. The increase in net interest income was mainly the result of a $580.2 million increase in average interest earning assets, led by $411.1 million higher average loan balances from increased loan activity and an increase of $181.4 million in average other interest-earning assets, which include FHLB and FRB stock and investments in the SBA loan fund. These increases were partially offset by a decrease in available for sale (“AFS”) securities of $11.3 million. In addition to increased average loan and investment volume, net interest income benefitted from a 19 basis point and 57 basis point increase in average loan and other interest-earning asset yields, respectively.

Interest Income

For the quarter ended March 31, 2018, interest income was $18.6 million, an increase of $6.2 million or 49.7%, when compared to the first quarter of 2017. This was driven primarily by the growth in the loan portfolio. For the quarter ended March 31, 2018, average total loans were $1.5 billion, or 81.2% of average interest earning assets, compared to $1.1 billion, or 86.1% of average interest earning assets, at March 31, 2017. Average commercial and industrial loans increased $225.9 million, or 68.1%, to $557.5 million at March 31, 2018 from $331.6 million at March 31, 2017. Average multifamily loans increased $68.5 million, or 55.3%, to $192.3 million at March 31, 2018 from $123.8 million at March 31, 2017. Average consumer loans increased $56.2 million, or 283.2%, to $76.0 million at March 31, 2018 from $19.8 million at March 31, 2017. Average construction loans increased by $8.4 million, or 30.9%, to $35.7 million at March 31, 2018 from $27.3 million at March 31, 2017. Average one-to-four family residential loans decreased $1.0 million, or 3.7%, to $25.4 million at March 31, 2018 from $26.3 million at March 31, 2017. Average commercial real estate loans increased by $53.1 million, or 9.9%, to $590.0 million at March 31, 2018 from $536.9 million at March 31, 2017.

Total AFS securities averaged $31.8 million in the quarter ended March 31, 2018, compared to $43.1 million for the first quarter of 2017. The overall yield on the Bank’s AFS securities portfolio was 2.09% in 2018, an increase of 42 basis points when compared to the first quarter of 2017, primarily due to improved reinvestment rates. Total held-to-maturity portfolio averaged $5.3 million at March 31, 2018, a $1.1 million decrease from $6.4 million at March 31, 2017 and the yield on the portfolio decreased 49 basis points when compared to first quarter of 2017. At March 31, 2018 and December 31, 2017, the Bank’s securities portfolio primarily consisted of highly-rated mortgage-backed securities and collateralized mortgage obligations issued by government agencies.

Interest Expense

For the quarter ended March 31, 2018, interest expense was $2.2 million, an increase of $0.5 million or 31.2%, when compared to the first quarter of 2017. Average non-interest-bearing demand deposits for the first quarter of 2018 were $935.4 million, an increase of $553.1 million, or 144.7%, when compared to the first quarter of 2017. Non-interest-bearing demand deposits continue to comprise a significant component of the Bank’s deposit mix, representing 62.6% of all deposits at March 31, 2018. Additionally, total interest-bearing deposits totaled $587.3 million for the first quarter of 2018, a decrease of $30.1 million, or 4.9%, when compared to the first quarter of 2017. Core deposits, which are non-interest bearing demand deposits, money market deposits and savings accounts, have provided the Bank with a source of stable and relatively low cost funding, which has positively affected the Bank’s net interest margin and income. As a result of the current competitive environment, the Bank’s funding cost for money market and savings accounts increased to 0.94% for the quarter ended March 31, 2018 compared to 0.75% for the first quarter of 2017.

For the first quarter of 2018, average total borrowings decreased $18.3 million, or 17.8%, to $84.3 million compared to $102.6 million for the first quarter of 2017. The average cost of total borrowings was 3.53% and 1.56% for the first quarters of 2018 and 2017, respectively. The increase in the average cost of borrowings reflects the effect of the issuance in March 2017 of $25.0 million in subordinated notes bearing an interest rate of 6.3%, which impacted full three months of the first quarter of 2018 and only one month of first quarter of 2017. Further, cost of borrowing increased due to the 75 basis point increase in the Federal Reserve rate from December 2016 to December 2017.

Provision for Loan and Lease Losses

The Bank’s provision for loan and lease losses was $1.5 million for the quarter ended March 31, 2018, compared to $570,000 for the first quarter of 2017, an increase of $0.9 million or 159.1%. The ALLL as a percentage of loans was 1.07%, 1.05% and 1.11% as of March 31, 2018, December 31, 2017 and March 31, 2017, respectively. The decrease in the allowance percentage from March 31, 2017 to December 31, 2017 and the increase in the allowance percentage from December 31, 2017 to March 31, 2018 was primarily due to changes in the composition of the loan portfolio, and the charge off of $3.7 million of the Bank’s taxi medallion portfolio in December of 2017, which decreased the Bank’s total exposure to taxi medallion loans to $1.2 million at March 31, 2018.

For additional information about the provision for loan and lease losses, see the discussion of asset quality and the ALLL later in this report, as well as in Note 3 in this report.

Non-Interest Income

For the quarter ended March 31, 2018, non-interest income was $5.4 million, an increase of $4.1 million or 331.9%, when compared to the first quarter of 2017. The increase is a result of the robust growth in the Bank’s cash management business as evidenced by the growth of deposit balances over the past year and was driven by service charges earned during the quarter ended March 31, 2018. Service charges on money market accounts increased by approximately $1.6 million when compared to the first quarter of 2017. This is driven by increases in deposits and significant growth in our digital currency business from the first quarter of 2017. Other service charges increased by $2.3 million, when compared to the first quarter of 2017, which was driven by FX conversion fees earned on the digital currency business.

Non-Interest Expense

For the quarter ended March 31, 2018 non-interest expense was $11.2 million, an increase of $4.0 million, or 55.3%, when compared to the quarter ended March 31, 2017. The increased non-interest expense is due, primarily, to a $1.7 million increase in compensation expense, $0.4 million in professional fees and $1.1 million increase in data processing fees. The increase in compensation expense is a result of addition of 25 new employees since first quarter of 2017 as well as higher bonuses in 2018. Increase in professional fees is primarily a result of additional compliance requirements under the Federal Deposit Insurance Corporation Improvement Act and the Company issuing its Initial Public Offering in November 2017, which caused an increase of $300,000 in legal and audit fees. Increases in data processing fees are a function of the robust growth in wire and ACH transaction activity, which is also reflected in increased fee and service charge income.

FINANCIAL CONDITION

The Company’s total assets were $2.0 billion at March 31, 2018, an increase of $209.0 million from $1.8 billion at December 31, 2017. The increase was primarily due to an increase in net loans of $104.9 million or 7.5%, an increase in cash and cash equivalents of $109.7 million or 42.0% and increase of $2.9 million in other investments; these increases were partially offset by a decrease in securities available-for-sale and held-for-maturity of $2.1 million and a decrease of $7.0 million in trade receivables. These changes were a result of the growth in the Bank’s loan portfolio, and an increase in deposits.

Securities

Marketable securities are classified as AFS, while investments in obligations qualifying under the Community Reinvestment Act, that are intended to be held till the end of their term are generally classified as held to maturity. The following table sets forth the amortized cost and fair value of the Bank’s securities portfolio (excluding Federal Home Loan Bank of New York (“FHLBNY”)) at the dates indicated (dollars are in thousands). At March 31, 2018 and December 31, 2017 all of the mortgage-backed securities and collateralized mortgage obligations held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.

	At March 31, 2018			At December 31, 2017
	Amortized Cost	Fair Value	Percentage of Total Fair Value	Amortized Cost	Fair Value	Percentage of Total Fair Value

Available-for-sale
Residential mortgage-backed securities	$23,563	$23,038	76.09%	$24,856	$24,684	76.76%
Residential collateralized mortgage obligations	2,649	2,521	8.33	2,809	2,706	8.41
Commercial collateralized mortgage obligations	1,571	1,532	5.06	1,581	1,550	4.82
Municipal bond	1,092	1,100	3.63	1,098	1,109	3.45
CRA mutual fund	2,171	2,085	6.89	2,160	2,108	6.56
Total securities available-for-sale	$31,046	$30,276	100%	$32,504	$32,157	100%

Held-to-maturity
Residential mortgage-backed securities	$5,187	$4,997	99.50%	$5,403	$5,305	99.53%
Foreign government securities	25	25	0.50	25	25	0.47
Total securities held-to-maturity	$5,212	$5,022	100%	$5,428	$5,330	100%

Loans

At March 31, 2018, gross loans were $1.5 billion, or 77.5% of total assets, compared to $1.4 billion, or 80.7% of total assets, at December 31, 2017. Commercial real estate loans increased by $64.1 million, or 8.2%, to $847.8 million at March 31, 2018 from $783.7 million at December 31, 2017. Construction loans decreased by $1.1 million, or 3.0%, to $35.9 million at March 31, 2018 from $37.0 million at December 31, 2017. Multifamily loans decreased $5.8 million, or 3.1%, to $184.3 million at March 31, 2018 from $190.1 million at December 31, 2017. One-to-four family residential loans decreased $0.4 million or 1.3%, to $25.2 million at March 31, 2018 from $25.6 million at December 31, 2017. Commercial and industrial loans increased $3.0 million, or 0.9%, to $343.0 million at March 31, 2018 from $340.0 million at December 31, 2017. Consumer loans increased $47.2 million, or 105.9%, to $91.8 million at March 31, 2018 from $44.6 million at December 31, 2017. The following table sets forth the composition of the Bank’s loan portfolio, by type of loan at the dates indicated, and the dollar and percentage change (dollars in thousands):

	At March 31, 2018	At December 31, 2017	Dollar Change	Percentage Change
Real Estate:
Commercial	$847,798	$783,745	$64,053	8.2%
Construction	35,850	36,960	(1,110)	-3.0
Multifamily	184,271	190,097	(5,826)	-3.1
One-to-four family	25,226	25,568	(342)	-1.3
Commercial and industrial	342,965	340,001	2,964	0.9
Consumer	91,824	44,595	47,229	105.9
Total loans receivable	$1,527,934	$1,420,966	$106,968

Non-Performing Assets

Non-performing assets consist of non-accrual loans, TDRs and other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure. Past due status on all loans is based on the contractual terms of the loan. It is generally the Company’s policy that a loan 90 days past due be placed in non-accrual status unless factors exist that would eliminate the need to place a loan in this status. A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. At the time loans are placed in non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed. All payments received on non-accrual loans are applied to principal. Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Company expects to receive all of its original principal and interest. In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept in non-accrual status until the entire principal balance has been recovered.

The table below sets forth the amounts and categories of the Bank’s non-performing assets at the dates indicated (dollars in thousands):

	At March 31, 2018	At December 31, 2017
Non-accrual loans:
Real Estate:
Commercial	$-	$787
One-to-four family	-	2,447
Consumer	85	155
Total	$85	$3,389

Troubled debt restructurings:
Real Estate:
Commercial	$1,546	$1,580
One-to-four family	1,109	1,119
Total	$2,655	$2,699

Total non-performing assets	$2,740	$6,088

Ratios:
Total non-performing loans to total loans	0.01%	0.24%
Total non-performing loans to total assets	0.00%	0.19%
Total non-performing assets to total assets	0.00%	0.19%

Interest income that would have been recorded for the quarters ended March 31, 2018 and 2017, had nonaccrual loans been current according to their original terms, amounted to $1,500 and $37,000, respectively. The Bank recognized $1,900 and $79,000 of interest income for these loans for the quarters ended March 31, 2018 and 2017, respectively.

Interest income that would have been recorded for the quarters ended March 31, 2018 and 2017, had TDRs been current according to their original terms, was immaterial. The Bank recognized $61,000 and $44,000 of interest income for these loans for the quarters ended March 31, 2018 and 2017, respectively.

Non-Performing Loans

Non-performing loans totaled $85,000 at March 31, 2018, or 0.01% of total loans, compared with $3.4 million at December 31, 2017, or 0.24% of total loans. The decrease in non-performing loans at March 31, 2018 was primarily in residential real estate, in particular one large, well collateralized 1-4 family loan. This loan became current as of the first quarter of 2018 by generating payments for six months before being designated as accruing, and was removed from non-accrual status, in accordance with Bank policy. Non-performing assets, as a percentage of total assets, were immaterial at March 31, 2018, compared with 0.19% of total assets at December 31, 2017. As noted above, the decrease in non-performing assets was primarily due to the residential real estate segment of the loan portfolio.

Accruing Loans Past due 90 Days or More

There was no recorded investment in accruing loans past due 90 days or more at March 31, 2018, or December 31, 2017.

Troubled Debt Restructurings

The Company works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Company modified the terms of select loans to maximize their collectability. The modified loans are considered TDRs under current accounting guidance. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. The Company had no non-accrual TDRs at March 31, 2018 or December 31, 2017. As of March 31, 2018, the Company had $2.7 million of accruing TDRs, which was materially unchanged since the balance of $2.7 million in accruing TDRs as of December 31, 2017.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. Impaired loans at March 31, 2018 totaled $2.7 million, including TDRs of $2.7 million, compared to $6.1 million at December 31, 2017, including TDRs of $2.7 million. As noted above, the decrease in non-performing assets was primarily due to the residential real estate segment of the loan portfolio.

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

Allowance for Loan and Lease Losses

The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans. The allowance is established based on management’s evaluation of the probable incurred losses inherent in the Bank’s portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current qualitative factors. Loans not impaired but classified as substandard and special mention use a historical loss factor on a rolling five-year history of net losses. For all other unclassified loans, the historical loss experience is determined by portfolio class and is based on the actual loss history experienced by the Company over the most recent two years. This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio class. These qualitative factors include consideration of the following: (1) lending policies and procedures, including underwriting standards and collection, charge-off and recovery policies, (2) national and local economic and business conditions and developments, including the condition of various market segments, (3) loan profiles and volume of the portfolio, (4) the experience, ability, and depth of lending management and staff, (5) the volume and severity of past due, classified and watch-list loans, non-accrual loans, TDRs, and other modifications (6) the quality of the Bank’s loan review system and the degree of oversight by the Bank’s Board of Directors, (7) collateral related issues: secured vs. unsecured, type, declining valuation environment and trend of other related factors, (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations, (9) the effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Bank’s current portfolio and (10) the impact of the global economy.

The ALLL is increased through a provision for loan and lease losses charged to operations. Loans are charged against the allowance for loan and lease losses when management believes that the collectability of all or a portion of the principal is unlikely. Management's evaluation of the adequacy of the ALLL is performed on a periodic basis and takes into consideration such factors as the credit risk grade assigned to the loan, historical loan loss experience and review of specific impaired loans. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ALLL. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The ALLL was $16.3 million at March 31, 2018, up $1.4 million from $14.9 million at December 31, 2017. The ratio of ALLL to total loans was 1.07% at March 31, 2018, up 2 basis points from 1.05% at December 31, 2017. Net charge-offs for the three months ended March 31, 2018 and 2017 were $104,000 and $149,000 respectively.

Summary of Loan Loss Experience

The following tables present a summary by loan portfolio segment of the ALLL, loan loss experience, and provision for loan and lease losses for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2018	2017
Balance at beginning of period	$14,887	$11,815
Charge-offs:
Real Estate:
Commercial	-	-
One-to-four family	-	-
Commercial and industrial	(71)	(132)
Consumer	(86)	(17)
Total charge-offs	(157)	(149)
Recoveries:
Real Estate:
Commercial	53	-
One-to-four family	-	-
Total recoveries	53	-

Net charge-offs	(104)	(149)
Provision for loan losses	1,477	570
Balance at end of period	16,260	12,236

Ratio of net charge-offs to average loans outstanding	0.03%	0.06%
Ratio of allowance for loan losses to total loans outstanding	1.07%	1.11%
Allowance for loan losses to total nonperforming loans	593.54%	200.99%

Deposits

The table below summarizes the Company’s deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2017 to March 31, 2018 (dollars in thousands):

	At March 31, 2018	At December 31, 2017	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$1,012,165	$812,497	$199,668	24.57%
Money market	511,901	484,589	27,312	5.64
Savings accounts	22,444	27,024	(4,580)	(16.95)
Time deposits	70,606	80,245	(9,639)	(12.01)
Total	$1,617,116	$1,404,355	$212,761

Total deposits increased $212.8 million, or 15.2%, to $1.6 billion at March 31, 2018 from $1.4 billion at December 31, 2017. The increase was attributable primarily to increases of $199.7 million in non-interest bearing demand deposits, and $13.1 million in interest-bearing deposits, which include money market, savings and time deposits. The Bank continues to focus on the addition and expansion of core deposit relationships, which it defines as all deposits except for certificates of deposit. Core deposits totaled $1.5 billion at March 31, 2018, or 95.6% of total deposits at that date, compared with $1.3 million or 94.3% of total deposits at December 31, 2017.

Deposit balances, at March 31, 2018, related to the digital currency corporate accounts were $100.8 million and represented 6.2% of the total deposit base while that of the settlement accounts was $281.2 million and represented 17.4% of the total deposit base. Deposit balances, at December 31, 2017, related to the digital currency corporate accounts were $95.4 million and represented 6.8% of the total deposit base while that of the settlement accounts was $213.2 million and represented 15.9% of the total deposit base. Since the settlement account is not used for funding purposes, it does not constitute a material source of income or, the Bank believes, liquidity risk for the Bank.

The Company’s deposit strategy is to fund the Bank with stable, low-cost deposits, primarily checking account deposits and other low interest-bearing deposit accounts. A checking account is the driver of a banking relationship and consumers consider the bank where they have their checking account as their primary bank. These customers will typically turn to their primary bank first when in need of other financial services. Strategies that have been developed and implemented to generate these deposits include: (i) acquiring deposits by deepening existing relationships and entering new markets through de novo branching or branch acquisitions, (ii) training branch employees to identify and meet client financial needs with Bank products and services, (iii) linking business loans to the customer's primary checking account at the Bank, (v) continuing to develop debit card issuing business that generates non-interest bearing deposits, and (vi) constantly monitoring the Company’s pricing strategies to ensure competitive products and services.

Borrowings

At March 31, 2018, the Bank had the ability to borrow a total of $253.8 million from the FHLBNY, subject to pledging additional collateral. The Bank also had an available line of credit with the Federal Reserve Bank of New York (“FRBNY”) discount window of $172.7 million. At December 31, 2017, the Bank had the ability to borrow a total of $263.4 million from the FHLBNY. At December 31, 2017, it also had an available line of credit with the FRBNY discount window of $92.9 million.

Trust Preferred Securities: On December 7, 2005, the Company established MetBank Capital Trust I, a Delaware statutory trust (“Trust I”). The Company owns all of the common capital securities of Trust I in exchange for contributed capital of $310,000. Trust I issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust I’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust I, mature on December 9, 2035 and bear interest at a fixed rate of 6.82% for the first five years, then at a floating rate of 3-month LIBOR plus 1.85%. The Debentures are callable after five years.

On July 14, 2006, the Company established MetBank Capital Trust II, a Delaware statutory trust (“Trust II”). The Company owns all of the common capital securities of Trust II in exchange for contributed capital of $310,000. Trust II issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust II’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust II, mature on October 7, 2036, and bear interest at a fixed rate of 7.61% for the first five years, then at a floating rate of three-month LIBOR plus 2.00%. The Debentures are callable after five years.

On March 8, 2017, the Company completed the issuance of its $25 million subordinated notes at 100% issue price to accredited institutional investors. The notes mature on March 15, 2027 and bear an interest rate of 6.25% per annum. The interests are paid semi-annually on March 15th and September 15th of each year through March 15, 2022 and quarterly thereafter on March 15th, June 15th, September 15th and December 15th of each year. Interest rate from March 15, 2022 to the maturity date shall reset quarterly to an interest rate per annum equal to the then current three month LIBOR (not less than zero) plus 426 basis points, payable quarterly in arrears. The subordinated notes are callable beginning March 15, 2022 and on any scheduled interest payment date thereafter. The subordinated notes may be called, in whole or in part, at a call price equal to 100% of the principal amount of the subordinated notes plus any accrued and unpaid interest.

Stockholders’ Equity

Total stockholders’ equity increased $6.2 million, or 2.6%, to $243.0 million at March 31, 2018, from $236.8 million at December 31, 2017. The increase was primarily due to $6.3 million in net income, offset by $0.3 million in changes in accumulated other comprehensive income (loss), which was driven by the decrease in fair value, net of taxes, of AFS securities.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations. In the ordinary course of its operations, the Bank enters into certain contractual obligations. The following table presents these contractual obligations as of March 31, 2018 and December 31, 2017, respectively, excluding FHLB advances. As of March 31, 2018 total outstanding FHLB borrowings were $33.0 million, all of which had a maturity of less than one year. As of December 31, 2017 total outstanding FHLB borrowings were $42.2 million, all of which had a maturity of less than one year.

The following table presents the Company’s contractual obligations as of March 31, 2018 and December 31, 2017 (dollars in thousands):

At March 31, 2018	Less Than One Year	More than One year Through Three Years	More Than Three Years Through Five Years	Over Five Years	Total
Operating lease obligations	$2,753	$5,406	$4,176	$6,303	$18,638
Trust preferred securities payable	-	-	-	20,620	20,620
Subordinated debt, net of issuance costs	-	-	-	24,503	24,503
FHLB Advances	33,000	-	-	-	33,000
Time deposits	62,975	7,135	496	-	70,606
Total	$98,728	$12,541	$4,672	$51,426	$167,367

At December 31, 2017
Operating lease obligations	$2,753	$5,491	$4,330	$6,754	$19,328
Subordinated debentures	-	-	-	20,620	20,620
Subordinated notes	-	-	-	24,489	24,489
FHLB Advances	42,198	-	-	-	42,198
Time deposits	63,245	16,287	713	-	80,245
Total	$108,196	$21,778	$5,043	$51,863	$186,880

Off-Balance Sheet Arrangements. The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Bank’s exposure to credit loss is represented by the contractual amount of the instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments.

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

The Bank regularly reviews the need to adjust its investments in liquid assets based upon its assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest earning deposits and securities, and (4) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest earning deposits and short- and intermediate-term securities.

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At March 31, 2018 and December 31, 2017, cash and cash equivalents totaled $371.0 million and $261.2 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $30.3 million at March 31, 2018 and $32.2 million at December 31, 2017.

At March 31, 2018, the Bank had the ability to borrow a total of $253.8 million from the FHLBNY, subject to pledging additional collateral. It also had an available line of credit with the FRBNY discount window of $172.7 million.

At December 31, 2017, the Bank had the ability to borrow a total of $263.4 million from the FHLBNY, subject to pledging additional collateral. It also had an available line of credit with the FRBNY discount window of $92.9 million.

The Bank has no material commitments or demands that are likely to affect its liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, the Bank could access its borrowing capacity with the FHLBNY or obtain additional funds through brokered certificates of deposit.

At March 31, 2018, the Bank had $115.5 million in loan commitments outstanding. It also had $24.7 million in standby letters of credit at March 31, 2018. At December 31, 2017, the Bank had $115.7 million in loan commitments outstanding and $23.7 million in standby letters of credit.

Certificates of deposit due within one year of March 31, 2018 totaled $63.0 million, or 3.9% of total deposits. Total certificates of deposit were $70.6 million or 4.4% of total deposits at March 31, 2018. Certificates of deposit due within one year of December 31, 2017 totaled $63.2 million, or 4.5% of total deposits. Total certificates of deposit were $80.2 million or 5.7% of total deposits at December 31, 2017.

The Bank’s primary investing activities are the origination, and to a lesser extent purchase, of loans and the purchase of securities. During the three months ended March 31, 2018 and 2017, the Bank originated or purchased $183.4 million and $79.6 million of loans, respectively. During the three months ending March 31, 2018 and 2017, the Bank did not purchase any securities. During the year ended December 31, 2017, the Bank originated or purchased $762.2 million of loans and $1.5 million of securities.

Financing activities consist primarily of activity in deposit accounts. The Bank experienced an increase in total deposits of $212.8 million and $22.9 million for the three months ended March 31, 2018 and 2017, respectively. It generated deposits from businesses and individuals through client referrals and other relationships and through its retail presence. Management believes that the Bank has a very stable core deposit base due primarily to its cash management solutions for middle-market businesses as it strongly encourages and is generally successful in having its business borrowers maintain their entire banking relationship with it. The high level of transaction accounts is expected to be maintained. The Bank has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds. Since inception, the Bank has not had the need to borrow significantly from the FHLBNY. It has been able to use the cash generated from the increases in deposits to fund loan growth in recent periods.

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

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At March 31, 2018 and December 31, 2017, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Bank reviews capital levels on a monthly basis.

	At March 31, 2018	At December 31, 2017	At December 31, 2016	Minimum Ratio to be “Well Capitalized”	Minimum Ratio Required for Capital Adequacy Purposes
The Company:
Tier 1 leverage ratio	13.7%	13.7%	10.5%	N/A	4.0%
Common equity tier 1	14.9%	15.3%	10.8%	N/A	4.5%
Total risk-based capital ratio	19.2%	19.9%	12.5%	N/A	6.0%
Tier 1 risk-based capital ratio	16.5%	17.1%	11.3%	N/A	8.0%

The Bank
Tier 1 leverage ratio	14.6%	14.7%	10.4%	5.0%	4.0%
Common equity tier 1	17.7%	18.4%	11.3%	6.5%	4.5%
Total risk-based capital ratio	18.8%	19.4%	12.4%	8.0%	6.0%
Tier 1 risk-based capital ratio	17.7%	18.4%	11.3%	10.0%	8.0%

Basel III revised the capital adequacy requirements and the Prompt Corrective Action Framework effective January 1, 2015 for the Bank. When fully phased in on January 1, 2019, the Basel Rules will require the Company and The Bank to maintain a 2.5% “capital conservation buffer” on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level. The buffer was 1.25% and 1.875% at December 31, 2017 and March 31, 2018, respectively, and will be fully implemented at 2.5% on January 1, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General. The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The Board of Directors of the Company has oversight of the Bank’s asset and liability management function, which is managed by its Asset/Liability Management Committee (“ALCO”). The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That group also reviews liquidity, capital, deposit mix, loan mix and investment positions.

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

Net Interest Income At-Risk. The Bank analyzes its sensitivity to changes in interest rates through a net interest income simulation model. It estimates what net interest income would be for a one-year period based on current interest rates, and then calculates what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning March 31, 2018 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

Although the net interest income table below provides an indication of interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results. The following table indicates the sensitivity of projected annualized net interest income to the interest rate movements described above at March 31, 2018 (dollars in thousands):

Change in Interest Rates	Net Interest Income	Year 1 Change
(basis points)	Year 1 Forecast	from Level

400	$91,240	29.57%
300	86,009	22.14%
200	80,769	14.70%
100	75,683	7.47%
—	70,420	—
-100	65,073	-7.59%

The table above indicates that at March 31, 2018, in the event of a 200 basis point increase in interest rates, the Company would experience a 14.70% increase in net interest income. In the event of a 100 basis point decrease in interest rates, it would experience a 7.59% decrease in net interest income.

Economic Value of Equity Analysis

The Bank analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates.

The table below represents an analysis of interest rate risk as measured by the estimated changes in economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +300 and +400 basis points and -100 basis points) at March 31, 2018 (dollars in thousands):

		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Fair Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Dollars	Percent	EVE Ratio (4)	Increase (Decrease) (basis points)

+400	$297,634	$(13,291)	-4.27%	16.32	0.33
+300	300,353	(10,572)	-3.40%	16.23	0.24
+200	302,605	(8,320)	-2.68%	16.11	0.12
+100	309,114	(1,811)	-0.58%	16.16	0.17
-	310,925	-	-	15.99	-
-100	306,537	(4,388)	-1.41%	15.53	(0.46)

(1)       Assumes an immediate uniform change in interest rates at all maturities.

(2)       EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from the Company’s liabilities adjusted for the value of off-balance sheet contracts.

(3)       Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.

(4)       EVE Ratio represents EVE divided by the fair value of assets.

The table above indicates that at March 31, 2018, in the event of a 100 basis point decrease in interest rates, the Company would experience a 1.41% decrease in its economic value of equity. In the event of a 200 basis points increase in interest rates, it would experience a decrease of 2.68% in economic value of equity.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer, who is the Company's principal executive officer, and its Chief Operating Officer, who is the Company's principal financial officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2018 pursuant to Rule 13a-15 of the Exchange, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2018. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in reports filed by the Company under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Operating Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company subject to various pending and threatened legal actions relating to the conduct of its normal business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to the Company’s financial condition, results of operations, and liquidity.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this quarterly report, the reader should carefully consider the factors discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2018. The Company’s evaluation of the risk factors applicable to it has not changed materially from those disclosed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Index of Exhibits that follows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metropolitan Bank Holding Corp. and Subsidiary

Date: May 15, 2018	By:	/s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: May 15, 2018	By:	/s/ Gerard A. Perri

Gerard A. Perri

Executive Vice President and Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1	Form of Performance Restricted Share Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2018 (File No. 001-38282)).

10.2	Amendment One to Restricted Share Agreements between Metropolitan Bank Holding Corp and Grantee (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2018 (File No. 001-38282)).

10.3	Form of Restricted Share Agreement (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282)).

31.1	Certification of the Principal Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Principal Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Principal Executive Officer of the Corporation and the Principal Financial Officer of the Corporation.

101	INS XBRL Instance

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation

101	DEF XBRL Taxonomy Extension Definition

101	LAB XBRL Taxonomy Extension Label

101	PRE XBRL Taxonomy Extension Presentation

