Form 10-Q
period 2018-06-30
Metropolitan Bank Holding Corp.
filed 2018-08-14
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

YES ☐     NO ☒

There were 8,207,234 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 9, 2018.

METROPOLITAN BANK HOLDING CORP.

Form 10-Q

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2018. In addition these factors include but are not limited to:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Company’s control;

•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;

•	changes in the interest rate environment may reduce interest margins or affect the value of the Bank’s investments;

•	changes in deposit flows, loan demand or real estate values may adversely affect the Bank’s business;

•	changes in accounting principles, policies or guidelines may cause the Company’s financial condition to be perceived differently;

•	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which the Bank does business, or conditions in the securities markets or the banking industry may be less favorable than currently anticipated;

•	legislative or regulatory changes may adversely affect the Bank’s business;

•	applicable technological changes may be more difficult or expensive than anticipated;

•	success or consummation of new business initiatives may be more difficult or expensive than anticipated;

•	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies and non-performing assets and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	difficulties associated with achieving or predicting expected future financial results;

•	the risk of an economic slowdown that would adversely affect credit quality and loan originations; and

•	the potential impact on the Bank’s operations and customers resulting from natural or man-made disasters, wars, acts of terrorism and cyberattacks.

The Company’s ability to predict results or the actual effects of its plans or strategies is inherently uncertain. As such, forward-looking statements can be affected by inaccurate assumptions made or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect conditions only as of the date of this filing. The Company does not intend to update any of the forward-looking statements after the date of this Form 10-Q or to conform these statements to actual events.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	June 30	December 31
	2018	2017
Assets
Cash and due from banks	$10,148	$8,790
Overnight deposits	240,994	254,441
Total cash and cash equivalents	251,142	263,231
Investment securities available for sale, at fair value	28,989	32,157
Investment securities held to maturity (estimated fair value of $4,782 and $5,330 at June 30, 2018 and December 31, 2017, respectively)	4,985	5,428
Total securities	33,974	37,585
Other investments	16,770	11,677
Loans, net of deferred fees and unamortized costs	1,599,647	1,419,896
Allowance for loan losses	(17,463)	(14,887)
Net loans	1,582,184	1,405,009
Receivable from prepaid card programs, net	7,589	9,579
Accrued interest receivable	4,449	4,421
Premises and equipment, net	7,012	6,268
Prepaid expenses and other assets	7,715	5,751
Goodwill	9,733	9,733
Accounts receivable, net	3,927	6,601
Total assets	$1,924,495	$1,759,855
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$878,703	$812,497
Interest-bearing deposits	661,779	591,858
Total deposits	1,540,482	1,404,355
Federal Home Loan Bank of New York advances	63,000	42,198
Trust preferred securities	20,620	20,620
Subordinated debts, net of issuance cost	24,517	24,489
Accounts payable, accrued expenses and other liabilities	18,111	21,678
Accrued interest payable	1,019	749
Prepaid debit cardholder balances	7,162	8,882
Total liabilities	1,674,911	1,522,971

Class A preferred stock, $0.01 par value, authorized 5,000,000 shares issued and none outstanding at June 30, 2018 and December 31, 2017	-	-
Class B preferred stock, $0.01 par value, authorized 2,000,000 shares, issued and 272,636 outstanding at June 30, 2018 and December 31, 2017	3	3
Common stock, $0.01 par value, authorized 10,000,000 shares, issued and 8,205,234 and 8,196,310 outstanding at June 30, 2018 and December 31, 2017, respectively	81	81
Additional paid in capital	212,100	211,145
Retained earnings	38,017	25,861
Accumulated other comprehensive loss, net of tax effect	(617)	(206)
Total stockholders’ equity	249,584	236,884
Total liabilities and stockholders’ equity	$1,924,495	$1,759,855

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Interest and dividend income:
Loans, including fees	$17,996	$13,367	$35,143	$25,234
Securities:
Taxable	177	204	363	419
Tax-exempt	8	8	15	15
Money market funds and commercial paper	121	70	240	134
Overnight deposits	1,534	293	2,577	481
Other interest and dividends	162	105	288	206
Total interest income	$19,998	$14,047	$38,626	$26,489
Interest expense:
Deposits	1,799	1,468	3,238	2,728
Borrowed funds	191	243	341	429
Trust preferred securities interest expense	208	165	392	305
Subordinated debt interest expense	405	405	809	478
Total interest expense	2,603	2,281	4,780	3,940

Net interest income	17,395	11,766	33,846	22,549
Provision for loan losses	1,270	1,790	2,747	2,360

Net interest income after provision for loan losses	16,125	9,976	31,099	20,189

Non-interest income:
Service charges on deposit accounts	821	505	2,731	796
Prepaid debit card income	1,519	805	2,427	1,593
Other service charges and fees	346	250	2,840	416
Loan prepayment penalties	-	13	65	13
Losses on call of securities	(37)	-	(37)	-
Total non-interest income	$2,649	$1,573	$8,026	$2,818

Non-interest expense:
Compensation and benefits	$6,126	$4,264	$12,443	$8,841
Bank premises and equipment	1,288	1,037	2,468	2,110
Directors fees	210	175	571	349
Insurance expense	73	65	149	144
Professional fees	841	480	1,619	890
FDIC assessment	123	105	263	275
Data processing fees	609	291	2,115	550
Other expenses	1,005	724	1,885	1,216
Total non-interest expense	10,275	7,141	21,513	14,375

Net income before income tax expense	8,499	4,408	17,612	8,632
Income tax expense	2,634	1,757	5,456	3,431
Net income	$5,865	$2,651	$12,156	$5,201

Earnings per share:
Basic earnings	$0.72	$0.57	$1.48	$1.12
Diluted earnings	$0.70	$0.57	$1.46	$1.12

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net Income	$5,865	$2,651	$12,156	$5,201

Other comprehensive loss
Unrealized gains/(losses) of securities available for sale:
Unrealized holding gains/(losses) arising during the period	(166)	28	(588)	161
Reclassification adjustment for net losses included in net income	37	-	37	-
	(129)	28	(551)	161
Tax effect	40	(12)	140	(69)
Total unrealized gains/loss on securities available for sale, net of tax	(89)	16	(411)	92

Comprehensive income	$5,776	$2,667	$11,745	$5,293

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the six months ended June 30, 2018 and 2017

(in thousands, except share data)

	Preferred Stock, Class A	Preferred Stock, Class B	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI (Loss), Net	Total

Balance at January 1, 2018 (8,196,310 shares)	$-	$3	$81	$211,145	$25,861	$(206)	$236,884
Restricted stock issued, net of forfeiture (8,987 shares)	-	-	-	440	-	-	440
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting (63 shares)	-	-	-	(72)	-	-	(72)
Employee and non-employee stock-based compensation				619	-	-	619
Issuance of common stock (1)	-	-	-	(33)	-	-	(33)
Net income	-	-	-	-	12,156	-	12,156
Other comprehensive loss	-	-	-	-	-	(411)	(411)
Balance at June 30, 2018 (8,205,234 shares)	$-	$3	$81	$212,100	$38,017	$(617)	$249,584

Balance at January 1, 2017 (4,604,563 shares)	$-	$3	$45	$96,116	$13,492	$(165)	$109,491
Restricted stock grants, net of forfeiture (28,449 shares)	-	-	-	(7)	-	-	(7)
Employee stock-based compensation expense	-	-	-	203	-	-	203
Net income	-	-	-	-	5,201	-	5,201
Other comprehensive income	-	-	-	-	-	92	92
Balance at June 30, 2017 (4,633,012 shares)	$-	3	45	96,312	18,693	(73)	114,980

(1) Represents costs incurred in connection with the Company's initial public offering completed in the prior period.

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands, except share data)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$12,156	$5,201
Adjustments to reconcile net income to net cash:
Net depreciation amortization and accretion	850	420
Provision for loan losses	2,747	2,360
Net Change in deferred loan fees	940	(338)
Gain on sale of loans held for sale	(50)	-
Loss on call of securities	37	-
Deferred income tax benefit	62	51
Proceeds from the sale of loans held for sale	16,932	-
Stock-based compensation expense	619	203
Non-employee stock-based expense	220	-
Forfeiture of restricted shares	-	(7)
Net change in:
Accrued interest receivable	(28)	(324)
Accounts payable, accrued expenses and other liabilities	(3,567)	5,624
Debit cardholder balances	(1,720)	6
Accrued interest payable	270	-
Accounts receivable, net	2,674	5,362
Receivable from prepaid card programs, net	1,990	(11)
Prepaid expenses and other assets	(1,964)	430
Net cash (used in) provided by operating activities	32,168	18,977

Cash flows from investing activities:
Loan originations and payments, net	(197,505)	(230,535)
Redemptions of other investments	2,120	208
Purchases of other investments	(7,213)	(886)
Purchases of securities available for sale	(1,812)	(1,470)
Proceeds from sales and calls of securities available for sale	1,463	-
Proceeds from paydowns and maturities of securities available for sale	2,809	3,614
Proceeds from paydowns of securities held to maturity	427	513
Purchase of premises and equipment, net	(1,370)	(1,153)
Net cash used in investing activities	(201,081)	(229,709)

Cash flows from financing activities:
Costs incurred from issuance of common stock in prior period	(33)	-
Proceeds from issuance of subordinated debt, net of issuance cost	-	24,453
Proceeds from FHLB advances	90,240	120,000
Repayments of FHLB advances	(69,438)	(124,616)
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(72)	-
Net increase in deposits	136,127	335,518
Net cash provided by financing activities	156,824	355,355

Increase in cash and cash equivalents	(12,089)	144,623
Cash and cash equivalents at the beginning of the period	263,231	82,931
Cash and cash equivalents at the end of the period	$251,142	$227,554

Supplemental information:

Cash paid for:
Interest
Income Taxes	$4,510	$3,143
	$7,389	$2,837
Non-cash item:
Transfer of loans held for investment to held for sale	$16,882	$-

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Metropolitan Bank Holding Corp. (a New York Corporation) (the “Company”) is a bank holding company whose principal activity is the ownership and management of Metropolitan Commercial Bank (the “Bank”), its wholly-owned subsidiary. The Bank’s primary market is the New York metropolitan area. The Bank offers a traditional range of services to individuals, businesses and others needing banking services. Its primary lending products are commercial mortgages and commercial and industrial loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from the cash flows from the operations of the business. The Bank’s primary deposit products are checking, savings, and term deposit accounts, and its deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amounts allowed by law. The Bank commenced operations on June 22, 1999.

The Company and the Bank are subject to the regulations of certain state and federal agencies and, accordingly, is periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s business is susceptible to being affected by state and federal legislation and regulations.

NOTE 2 – BASIS OF PRESENTATION

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

Certain prior-year amounts have been reclassified to conform to current year’s presentation.

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. The unaudited consolidated financial statements presented in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes to audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 3 – SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

Pursuant to the Jumpstart Our Business Startups Act (“JOBS Act”), an Emerging Growth Company (“EGC”) is permitted to elect to adopt new accounting guidance using adoption dates of nonpublic entities. The Company elected delayed effective dates of recently issued accounting standards.

Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2016, the FASB deferred the effective date of the ASU by one year which means ASU 2014-09 will be effective for the Company on January 1, 2019. Management is in the process of evaluating revenue streams to determine the impact the ASU could have on the Company’s operating results or financial condition.

In January 2016, the FASB issued ASU 2016-01, an amendment to Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The objectives of the ASU are to: (1) require equity investments to be measured at fair value, with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet, (4) require the use of the exit price notion when measuring the fair value of financial instruments, and (5) clarify the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Liabilities, an amendment to ASU 2016-01. The amendments clarify certain aspects of the guidance issued in ASU 2016-01. These ASUs will be effective for the Company on January 1, 2019. The Company has evaluated the impact of ASU 2016-01 and 2018-03 and has concluded that they will not have a material impact on its consolidated financial statements.

(continued) 9

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objectives of the ASU are to simplify the accounting for share-based payment transactions, including the income tax consequences, the treatment of forfeitures, and the classification on the statement of cash flows. The amendments: (i) allow companies to make an entity-wide accounting policy election either to estimate the number of forfeitures expected to occur or to account for forfeitures in the compensation cost when they occur, (ii) revise the withholding requirements for classifying stock awards as equity, (iii) requires that the tax effect of any difference between the compensation cost of an award recognized for financial reporting purposes and the deduction for an award for tax purposes is recognized as an income tax expense or benefit in the income statement in the period in which the tax deduction arises, and (iv) clarifies the classification of excess tax benefits and employee taxes paid when an employer withholds shares for tax-withholding purpose on the statement of cash flows.

The Company elected to adopt ASU 2016-09 in the second quarter of 2018 and, in accordance with the guidance, has adopted the guidance as of the beginning of the fiscal year. Under the ASU, the tax effects of awards are treated as discrete items in the reporting period in which they occur. Therefore, the tax effect of awards is not spread over the entire year through the use of the annual effective tax rate, but instead is recorded entirely in the period in which the tax deduction arose. The relevant information on restricted stock that vests and stock options that are excised is used to compare the cumulative book expense to the tax deduction. With this information, the discrete item is calculated and recorded. The Company prospectively applied the amendment in this guidance requiring recognition of excess tax benefits and deficits in the income statement resulting in a $62,000 income tax benefit recognized in the six months ended June 30, 2018, resulting in an effective tax rate of 31.1%.

The amendments in the guidance that require application using a modified retrospective transition method did not have an impact on the Company’s retained earnings as there were no unrecognized tax benefits that existed prior to April 1, 2018 nor were there forfeiture estimates that were that impacted compensation expense. 2018 will be the first year of recording any excess tax deduction and these will be reported as a discrete item in the quarter in which restricted stocks/stock options will vest/be exercised.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this guidance is effective for fiscal years and interim periods beginning after December 15, 2020. Management has established a committee to evaluate the impact of ASU 2016-13 on the Company’s financial statements. Management has also engaged a third party vendor for a software solution, which is expected to be implemented during 2018 to begin testing models and comparing results with current incurred loss estimates. Since the Bank has been using this vendor for credit analysis and stress testing solutions for over five years, sufficient loan level information should be readily available to test the Historical Loss and Migration Analysis models, among other potential modeling solutions. The Company expects to recognize a one-time cumulative adjustment to the allowance for loan losses as of the beginning of the reporting period in which the ASU takes effect, but cannot yet determine the magnitude of the impact on the consolidated financial statements.

(continued) 10

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for the Company beginning January 1, 2021, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. Management expects that ASU 2017-04 will not have a significant impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount as discounts continue to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The guidance includes a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Management expects that ASU 2017-08 will not have a significant impact on its consolidated financial statements.

On February 14, 2018 the FASB issued final guidance in the form of Accounting Standards Update No. 2018-02, which permits - but does not require - companies to reclassify stranded tax effects caused by 2017 tax reform from accumulated other comprehensive income to retained earnings. Additionally, the ASU requires new disclosures by all companies, whether they opt to do the reclassification or not. Management expects that ASU 2018-02 will not have a significant impact on its consolidated financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018; however, early adoption is permitted.

(continued) 11

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at June 30, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized losses (dollars in thousands):

At June 30, 2018	Amortized Cost	Gross Unrealized/ Unrecognized Gains	Gross Unrealized/ Unrecognized Losses	Fair Value
Available for sale
Residential mortgage-backed securities	$24,133	$3	$(672)	$23,464
Residential collateralized mortgage obligations	2,485	-	(134)	2,351
Municipal bond	1,086	7	-	1,093
CRA mutual fund	2,183	-	(102)	2,081
Total securities available for sale	$29,887	$10	$(908)	$28,989

Held to maturity
Residential mortgage-backed securities	$4,960	-	$(203)	$4,757
Foreign government securities	25	-	-	25
Total securities held to maturity	$4,985	$-	$(203)	$4,782

At December 31, 2017	Amortized Cost	Gross Unrealized/ Unrecognized Gains	Gross Unrealized/ Unrecognized Losses	Fair Value
Available for sale
Residential mortgage-backed securities	$24,856	$70	$(242)	$24,684
Residential collateralized mortgage obligations	2,809	-	(103)	2,706
Commercial collateralized mortgage obligations	1,581	-	(31)	1,550
Municipal bond	1,098	11	-	1,109
CRA mutual fund	2,160	-	(52)	2,108
Total securities available for sale	$32,504	$81	$(428)	$32,157

Held to maturity
Residential mortgage-backed securities	$5,403	$-	$(98)	$5,305
Foreign government securities	25	-	-	25
Total securities held to maturity	$5,428	$-	$(98)	$5,330

(continued) 12

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT SECURITIES (continued)

The proceeds from sales and calls of securities and the associated gains and losses are listed below (dollars in thousands):

	Three and six months ended June 30,
	2018	2017
Proceeds	$1,500	$-
Gross gains	$-	$-
Gross losses	$(37)	$-
Tax impact	$11	$-

The amortized cost and fair value of debt securities at June 30, 2018 and December 31, 2017 are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Held to Maturity		Available for Sale
At June 30, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$25	$25	$-	$-
One to five years	-	-	-	-
Five to ten years	-	-	-	-
Due after ten years	-	-	1,086	1,093
Total	$25	$25	$1,086	$1,093

Residential mortgage-backed securities	$4,960	$4,757	$24,133	$23,464
Residential collateralized mortgage obligations	-	-	2,485	2,351
CRA mutual fund	-	-	2,183	2,081
Total Securities	$4,985	$4,782	$29,887	$28,989

	Held to Maturity		Available for Sale
At December 31, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$-	$-	$-	$-
One to five years	25	25	-	-
Five to ten years	-	-	-	-
Due after ten years	-	-	1,098	1,109
Total	$25	$25	$1,098	$1,109

Residential mortgage-backed securities	$5,403	$5,305	$24,856	$24,684
Residential collateralized mortgage obligations	-	-	2,809	2,706
Commercial collateralized mortgage obligations	-	-	1,581	1,550
CRA mutual fund	-	-	2,160	2,108
Total Securities	$5,428	$5,330	$32,504	$32,157

There were no securities pledged at June 30, 2018 and December 31, 2017 to secure borrowings.

(continued) 13

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT SECURITIES (continued)

At June 30, 2018 and December 31, 2017, all of the mortgage-backed securities and collateralized mortgage obligations held by the Bank were issued by U.S. Government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the Government has affirmed its commitment to support.

Securities with unrealized/unrecognized losses at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized/unrecognized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 months or more		Total
At June 30, 2018	Estimated Fair Value	Unrealized/ Unrecognized Losses	Estimated Fair Value	Unrealized/ Unrecognized Losses	Estimated Fair Value	Unrealized/ Unrecognized Losses
Residential mortgage-backed securities	$15,054	$(308)	$8,148	$(364)	$23,202	$(672)
Residential collateralized mortgage obligations	-	-	2,351	(134)	2,351	(134)
CRA mutual fund	-	-	2081	(102)	2,081	(102)
Total securities available for sale	$15,054	$(308)	$12,580	$(600)	$27,634	$(908)

Residential mortgage-backed securities	$2,909	$(95)	$1,848	$(108)	$4,757	$(203)
Total held to maturity	$2,909	$(95)	$1,848	$(108)	$4,757	$(203)

	Less than 12 Months		12 months or more		Total
At December 31, 2017	Estimated Fair Value	Unrealized/ Unrecognized Losses	Estimated Fair Value	Unrealized/ Unrecognized Losses	Estimated Fair Value	Unrealized/ Unrecognized Losses
Residential mortgage-backed securities	$9,194	$(85)	$7,738	$(157)	$16,932	$(242)
Residential collateralized mortgage obligations	-	-	2,706	(103)	2,706	(103)
Commercial collateralized mortgage obligations	-	-	1,550	(31)	1,550	(31)
CRA mutual fund	-	-	2,108	(52)	2,108	(52)
Total securities available for sale	$9,194	$(85)	$14,102	$(343)	$23,296	$(428)

Residential mortgage-backed securities	$3,260	$(33)	$2,045	$(65)	$5,305	$(98)
Total held to maturity	$3,260	$(33)	$2,045	$(65)	$5,305	$(98)

(continued) 14

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT SECURITIES (continued)

The unrealized losses of securities are primarily due to the changes in market interest rates subsequent to purchase. The Bank does not consider these securities to be other-than-temporarily impaired at June 30, 2018 and December 31, 2017 since the decline in market value is attributable to changes in interest rates and not credit quality. In addition, the Company does not intend to sell and does not believe that it is more likely than not that it will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no impairment loss was recognized during the six months ended June 30, 2018.

At June 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans, net of deferred costs and fees, consist of the following as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	At June 30, 2018	At December 31, 2017
Real estate
Commercial	$857,071	$783,745
Construction	45,974	36,960
Multifamily	233,474	190,097
One-to-four family	23,929	25,568
Total real estate loans	1,160,448	1,036,370

Commercial and industrial	354,932	340,001
Consumer	86,277	44,595
Total loans	1,601,657	1,420,966
Deferred fees	(2,010)	(1,070)
Loans, net of deferred fees and unamortized costs	1,599,647	1,419,896
Allowance for loan losses	(17,463)	(14,887)
Balance at the end of the period	$1,582,184	$1,405,009

Non-performing loans include non-accrual loans and loans past due over 90 days and still accruing. Non-performing loans exclude troubled debt restructurings (“TDRs”) that are accruing and have been performing in accordance with the terms of their restructure agreement for at least six months.

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

There were no loans past due over 90 days and still accruing or non-accruing TDRs at June 30, 2018 and December 31, 2017. The following tables present the recorded investment in non-accrual loans by class of loans as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	At June 30, 2018	At December 31, 2017
Commercial real estate	$-	$787
Commercial & industrial	-	-
One-to-four family	-	2,447
Consumer	192	155
Total	$192	$3,389

Interest on non-accrual loans not recognized was $1,000 and $37,000 for the three months ended June 30, 2018 and June 30, 2017, respectively. Interest on non-accrual loans not recognized was $2,500 and $77,000 for the six months ended June 30, 2018 and June 30, 2017, respectively.

(continued) 15

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2018 and December 31, 2017 (dollars in thousands):

At June 30, 2018	30-59 Days	60-89 Days	Greater than 90 days	Total Past Due	Loans not Past Due	Total
Commercial real estate	$96	$-	$-	$96	$856,975	$857,071
Commercial & industrial	114	73	-	187	354,745	354,932
Construction	-	-	-	-	45,974	45,974
Multifamily	-	-	-	-	233,474	233,474
One-to-four family	-	-	-	-	23,929	23,929
Consumer	39	-	142	181	86,096	86,277
Total	$249	$73	$142	$464	$1,601,193	$1,601,657

At December 31, 2017	30-59 Days	60-89 Days	Greater than 90 days	Total Past Due	Loans not Past Due	Total
Commercial real estate	$836	$-	$787	$1,623	$782,122	$783,745
Commercial & industrial	85	142	-	227	339,774	340,001
Construction	-	-	-	-	36,960	36,960
Multifamily	-	-	-	-	190,097	190,097
One-to-four family	-	-	-	-	25,568	25,568
Consumer	149	21	155	325	44,270	44,595
Total	$1,070	$163	$942	$2,175	$1,418,791	$1,420,966

Troubled Debt Restructurings:

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired. Included in impaired loans at June 30, 2018 and December 31, 2017 were $2.6 million and $2.7 million of loans modified in TDRs, respectively. The Bank has not allocated specific reserves to those customers with loans modified in TDRs as of June 30, 2018, compared to $9,000 allocated at December 31, 2017. The Bank had not committed to lend additional amounts as of June 30, 2018 and December 31, 2017 to customers with outstanding loans that are classified as TDRs. During the three months and six months ended June 30, 2018 and 2017, there were no significant loans modified as TDRs. During the three and six months ended June 30, 2018 and June 30, 2017 there were no payment defaults on any loans previously identified as TDRs. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

(continued) 16

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

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

Loans not meeting the criteria above are considered to be pass-rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (dollars in thousands):

At June 30, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate	$855,536	$392	$1,143	$-	$857,071
Commercial & industrial	347,278	7,654	-	-	354,932
Construction	45,974	-	-	-	45,974
Multifamily	233,474	-	-	-	233,474
Total	$1,482,262	$8,046	$1,143	$-	$1,491,451

At December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate	$777,410	$4,369	$1,966	$-	$783,745
Commercial & industrial	331,775	8,226	-	-	340,001
Construction	36,960	-	-	-	36,960
Multifamily	190,097	-	-	-	190,097
Total	$1,336,242	$12,595	$1,966	$-	$1,350,803

(continued) 17

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

For one-to-four family loans and consumer loans, the Bank evaluates credit quality based on the aging status of the loan, which was previously presented, and by performance status. Non-performing loans are loans past due over 90 days or more still accruing interest and loans on non-accrual status. The following table presents the recorded investment in one-to-four family and consumer loans based on performance status as of June 30, 2018 and December 31, 2017 (dollars in thousands):

At June 30, 2018	Performing	Non-Performing	Total
One-to-four family	$23,929	$-	$23,929
Consumer	86,085	192	86,277
Total	$110,014	$192	$110,206

At December 31, 2017	Performing	Non-Performing	Total
One-to-four family	$23,121	$2,447	$25,568
Consumer	44,440	155	44,595
Total	$67,561	$2,602	$70,163

The following table presents the activity in the Allowance for Loan Losses (referred herein as “ALLL”) by segment for the three and six months ending June 30, 2018 and 2017 (dollars in thousands):

Three months ended June 30, 2018	Commercial Real Estate	Commercial & Industrial	Construction	Multi Family	One-to-four Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$7,800	$5,784	$503	$1,210	$383	$580	16,260
Provision/(credit) for loan losses	339	269	163	347	(3)	155	1,270
Loans charged-off	-	-	-	-	-	(67)	(67)
Recoveries	-	-	-	-	-	-	-
Total ending allowance balance	$8,139	$6,053	$666	$1,557	$380	$668	$17,463

Three months ended June 30, 2017	Commercial Real Estate	Commercial & Industrial	Construction	Multi Family	One-to-four Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$5,853	$4,963	$502	$687	$105	$126	12,236
Provision for loan losses	605	713	55	255	(3)	165	1,790
Loans charged-off	-	(88)	-	-	-	(29)	(117)
Recoveries	-	-	-	-	-	-	-
Total ending allowance balance	$6,458	$5,588	$557	$942	$102	$262	$13,909

(continued) 18

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Six months ended June 30, 2018	Commercial Real Estate	Commercial & Industrial	Construction	Multi Family	One-to-four Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$7,136	$5,578	$519	$1,156	$138	$360	$14,887
Provision/(credit) for loan losses	950	546	147	401	242	461	2,747
Loans charged-off	-	(71)	-	-	-	(153)	(224)
Recoveries	53	-	-	-	-	-	53
Total ending allowance balance	$8,139	$6,053	$666	$1,557	$380	$668	$17,463

Six months ended June 30, 2017	Commercial Real Estate	Commercial & Industrial	Construction	Multi Family	One-to-four Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$5,206	$5,364	$409	$620	$109	$107	11,815
Provision/(credit) for loan losses	1,252	444	148	322	(7)	201	2,360
Loans charged-off	-	(220)	-	-	-	(46)	(266)
Recoveries	-	-	-	-	-	-	-
Total ending allowance balance	$6,458	$5,588	$557	$942	$102	$262	$13,909

(continued) 19

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following tables present the balance in the ALLL and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2018 and December 31, 2017 (dollars in thousands):

At June 30, 2018	Commercial Real Estate	Commercial & Industrial	Construction	Multi Family	One-to-four Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$96	$96
Collectively evaluated for impairment	8,139	6,053	666	1,557	380	572	17,367
Total ending allowance balance	$8,139	$6,053	$666	$1,557	$380	$668	$17,463

Loans:
Individually evaluated for impairment	$1,535	$-	$-	$-	$1,099	$192	$2,826
Collectively evaluated for impairment	855,536	354,932	45,974	233,474	22,830	86,085	1,598,831
Total ending loan balance	$857,071	$354,932	$45,974	$233,474	$23,929	$86,277	$1,601,657

At December 31, 2017	Commercial Real Estate	Commercial & Industrial	Construction	Multi Family	One-to-four Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$9	$77	$86
Collectively evaluated for impairment	7,136	5,578	519	1,156	129	283	$14,801
Total ending allowance balance	$7,136	$5,578	$519	$1,156	$138	$360	$14,887

Loans:
Individually evaluated for impairment	$2,368	$-	$-	$-	$3,566	$155	$6,089
Collectively evaluated for impairment	781,377	340,001	36,960	190,097	22,002	44,440	1,414,877
Total ending loan balance	$783,745	$340,001	$36,960	$190,097	$25,568	$44,595	$1,420,966

(continued) 20

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and TDRs.

The following table presents loans individually evaluated for impairment recognized as of June 30, 2018 and December 31, 2017 (dollars in thousands):

At June 30, 2018	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
One-to-four family	$-	$-	$-
Consumer	210	192	96
Total	$210	$192	$96

Without an allowance recorded:
Commercial real estate	$2,004	$1,535	$-
One-to-four family	1,376	1,099	-
Total	$3,380	$2,634	$-

At December 31, 2017	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
One-to-four family	$686	$556	$9
Consumer	155	155	77
Total	$841	$711	$86

Without an allowance recorded:
Commercial real estate	$2,890	$2,368	$-
One-to-four family	3,157	3,010	-
Total	$6,047	$5,378	$-

(continued) 21

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans as of and for the three month periods ended June 30, 2018 and 2017 (in thousands):

Three months ended June 30, 2018	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
One-to-four family	$-	$-
Consumer	138	-
Total	$138	$-

Without an allowance recorded:
Commercial real estate	$1,540	$16
One-to-four family	1,104	$14
Total	$2,644	$30

Three months ended June 30, 2017	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
One-to-four family	$847	$9
Commercial and industrial	3,660	-
Consumer	48	-
Total	$4,555	$9

Without an allowance recorded:
Commercial real estate	$6,331	$68
Commercial and industrial	1,160	12
One-to-four family	283	26
Total	$7,774	$106

(continued) 22

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans as of and for the six month periods ended June 30, 2018 and 2017 (in thousands):

Six months ended June 30, 2018	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
One-to-four family	$185	$-
Consumer	144	2
Total	$329	$2

Without an allowance recorded:
Commercial real estate	$1,816	$62
One-to-four family	1,373	28
Total	$3,189	$90

Six months ended June 30, 2017	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
One-to-four family	$753	$18
Commercial and industrial	3,660	-
Consumer	32	1
Total	$4,445	$19

Without an allowance recorded:
Commercial real estate	$6,056	$112
Commercial and industrial	1,192	26
One-to-four family	377	-
Total	$7,625	$138

(continued) 23

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – EARNINGS PER SHARE

The computation of basic and diluted earnings per share is shown below (dollars in thousands, except share data):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Basic
Net income per consolidated statements of operations	$5,865	$2,651	$12,156	$5,201
Less: Earnings allocated to participating securities	(49)	(51)	(102)	(100)
Net income available to common stockholders	$5,816	$2,600	$12,054	$5,101

Weighted average common shares outstanding including participating securities	8,198,257	4,629,004	8,195,542	4,629,004
Less: Weighted average participating securities	(68,770)	(89,079)	(68,770)	(89,079)
Weighted average common shares outstanding	8,129,487	4,539,925	8,126,772	4,539,925

Basic earnings per common share	$0.72	$0.57	$1.48	$1.12

Diluted
Net income allocated to common stockholders	$5,816	$2,600	$12,054	$5,101

Weighted average common shares outstanding for basic earnings per common share	8,129,487	4,539,925	8,126,772	4,539,925
Add: Dilutive effects of assumed exercise of stock options	160,561	33,000	156,834	33,000
Average shares and dilutive potential common shares	8,290,048	4,572,925	8,283,606	4,572,925

Dilutive earnings per common share	$0.70	$0.57	$1.46	$1.12

All stock options for shares of common stock were considered in computing diluted earnings per common share for three months and six months ended June 30, 2018 and 2017, as no options were anti-dilutive.

NOTE 7 - STOCK COMPENSATION PLAN

The Company has two share-based compensation plans which are described below.

Stock Option Plan

The Company established the 1999 Stock Option Plan (the “1999 Plan”), as amended, under which certain employees and directors may receive stock options. Stock options are generally granted with an exercise price equal to 100% of the fair value of the common stock at the date of grant. As of June 30, 2018 and December 31, 2017, there were no unissued shares of the Company’s common stock authorized for option grants under the Plan.

(continued) 24

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK COMPENSATION PLAN (continued)

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

In no event shall the exercise price of an option be less than the par value of the shares for which the option is exercisable. In no event shall the exercise period exceed ten years from the date of grant of the option, except, in the case of an ISO granted to a 10% stockholder, the exercise period shall not exceed five years from the date of grant. In the event of a change in control, the Company may determine that any award then outstanding shall be assumed or an equivalent award shall be substituted by the successor company.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities based on historical volatilities of the Company’s common stock are not significant. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. No options were granted during three and six months ended June 30, 2018 and 2017.

A summary of the status of the Company’s stock option plan and the change during the six months ended June 30, 2018 is presented below:

	Six Months Ended June 30, 2018
	Number of Options	Weighted Average Exercise Price

Outstanding, beginning of period	271,500	19.79
Granted	-	-
Exercised	(3,000)	30.00
Cancelled/forfeited	-	-
Outstanding, end of period	268,500	$19.68
Options vested and exercisable at end of period	268,500	$19.68

Weighted average remaining contractual life (years)		5.13

Options exercised during the six months ended June 30, 2018 were a cashless exercise. There was no unrecognized compensation cost related to non-vested stock options granted under the 2009 Plan at June 30, 2018 and December 31, 2017.

(continued) 25

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK COMPENSATION PLAN (continued)

There was no compensation cost related to stock option plan for the three and six months ended June 30, 2018 and 2017.

The following table summarizes information about stock options outstanding at June 30, 2018:

	Options Outstanding
Range of Average Exercise Prices	Number Outstanding at June 30, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$10 – 20	231,000	5.89	$18.00
$21 – 30	37,500	0.45	$30.00
$10 – 30	268,500	5.13	$19.68

Restricted Stock Awards

The Company issued restricted stock awards to certain key personnel under the 2009 Equity Incentive Plan. Each restricted stock award vests based on vesting schedule outlined in the reward agreement. Restricted stock awards are subject to forfeiture if the holder is not employed by the Company on the vesting date. In 2013, stockholders approved an additional 300,000 shares available under the plan, and in 2016, an additional 760,000 shares were authorized. Total remaining shares issuable under the plan are 724,642 at June 30, 2018, which includes performance based stock awards discussed below. There were 8,987 restricted shares granted to the Board of Directors as directors’ fees during the three months ended June 30, 2018. These shares vested on the same day as they were awarded and the expense related to these were booked as directors’ fees expense.

As of June 30, 2018, there was $817,000 of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.82 years.

Total compensation cost that has been charged against income for this plan was $98,000 and $161,000 for the three and six months ended June 30, 2018; and $92,000 and $204,000 for the three and six months ended June 30, 2017, respectively.

(continued) 26

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK COMPENSATION PLAN (continued)

The following table summarizes the changes in the Company’s non-vested restricted stock awards for the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding, beginning of period	76,104	$20.61
Granted	8,987	48.99
Forfeited	-	-
Vested	(16,321)	35.06
Outstanding at end of period	68,770	$23.61

The total fair value of shares vested was $742,000 during the six months ended June 30, 2018, respectively.

Performance Based Stock Awards

During the six months ended June 30, 2018, the Company established a long term incentive award program under the 2009 Equity Incentive Plan. For each award, threshold target Performance Restricted Share Units (“PRSUs”) are eligible to be earned over a three-year performance period based on the Company’s relative performance on certain measurement goals that were established at the onset of the performance period. These awards were accounted for in accordance with on guidance prescribed in ASC Topic 718, Compensation – Stock Compensation. During the six months ended June 30, 2018, 90,000 PRSUs were awarded under the program. These units will be granted at the end of the three year performance period. The following table summarizes the changes in the Company’s non-vested PRSU awards for the six months ended June 30, 2018 (dollars in thousands, except share information):

For the six months ended June 30, 2018

Weighted average service inception date fair value of award shares	$4,125,300
Minimum aggregate share payout	12,000
Maximum aggregate share payout	90,000
Likely aggregate share payout	90,000
Compensation expense recognized	$561,412

Total compensation cost that has been charged against income for this plan was $382,000 and $561,000 for the three and six months ended June 30, 2018, respectively.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at June 30, 2018 and December 31, 2017. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain impaired loans and goodwill. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

(continued) 27

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

Assets and Liabilities Measured on a Recurring Basis

Assets measured on a recurring basis are limited to the Bank’s available-for-sale securities (“AFS”) portfolio. The AFS portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. The fair values for substantially all of these securities are obtained monthly from an independent nationally recognized pricing service. On a monthly basis, the Bank assesses the reasonableness of the fair values obtained by reference to a second independent nationally recognized pricing service. Based on the nature of these securities, the Bank’s independent pricing service provides prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in the Bank’s portfolio. Various modeling techniques are used to determine pricing for the Bank’s mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, the Bank obtains the models, inputs and assumptions utilized by its pricing service and reviews them for reasonableness. The Bank also owns equity securities with a carrying value of $2.1 million at both June 30, 2018 and December 31, 2017, for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.

Assets measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurement using:
	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2018
Residential mortgage-backed securities	$23,464	$-	$23,464	$-
Residential collateralized mortgage obligation	2,351	-	2,351	-
Municipal bond	1,093	-	1,093	-
CRA Mutual Fund	2,081	2,081	-	-

At December 31, 2017
Residential mortgage-backed securities	$24,684	$-	$24,684	$-
Residential collateralized mortgage obligation	2,706	-	2,706	-
Commercial collateralized mortgage obligations	1,550	-	1,550	-
Municipal bond	1,109	-	1,109	-
CRA Mutual Fund	2,108	2,108	-	-

(continued) 28

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

There were no transfers between Level 1 and Level 2 during 2018.

There were no assets measured at fair value on a non-recurring basis at June 30, 2018 and December 31, 2017.

Carrying amount and estimated fair values of financial instruments at June 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

		Fair Value Measurement Using:
At June 30, 2018	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Cash and due from banks	$10,148	$10,148	$-	$-	$10,148
Overnight deposits	240,994	240,994	-	-	240,994
Securities available for sale	28,989	2,081	26,908	-	28,989
Securities held to maturity	4,985	-	4,782	-	4,782
Loans, net	1,582,184	-	-	1,628,843	1,628,843
Other investments	-	-	-	-	-
FRB Stock	7,223	N/A	N/A	N/A	N/A
FHLB Stock	4,047	N/A	N/A	N/A	N/A
SBA Loan Fund	5,000	N/A	N/A	N/A	N/A
Disability Opportunity Fund	500	-	-	500	500
Accrued interest receivable	4,449	30	112	4,307	4,449
Liabilities:
Deposits without stated maturities	$1,450,766	$1,450,766	$-	$-	$1,450,766
Deposits with stated maturities	89,716	-	88,954	-	88,954
Federal Home Loan Bank of New York advances	63,000	-	62,979	-	62,979
Trust preferred securities payable	20,620	-	-	20,001	20,001
Subordinated debt, net of issuance cost	24,517	-	25,313	-	25,313
Accrued interest payable	1,019	21	787	211	1,019

(continued) 29

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

		Fair Value Measurement Using:
At December 31, 2017	Carrying Amount	Quoted Prices in Active Markets for Identica l Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Cash and due from banks	$8,790	$8,790	$-	$-	$8,790
Overnight deposits	254,441	254,441	-	-	254,441
Securities available for sale	32,157	2,108	30,049	-	32,157
Securities held to maturity	5,428	-	5,330	-	5,330
Loans, net	1,405,009	-	-	1,410,860	1,410,860
Other investments
FRB Stock	3,911	N/A	N/A	N/A	N/A
FHLB Stock	2,766	N/A	N/A	N/A	N/A
SBA Loan Fund	5,000	N/A	N/A	N/A	N/A
Certificates of deposit	2,000	2,000	-	-	2,000
Accrued interest receivable	4,421	11	116	4,294	4,421
Liabilities:
Deposits without stated maturities	$1,324,110	$1,324,110	$-	$-	1,324,110
Deposits with stated maturities	80,245	-	80,079	-	80,079
Borrowed funds	42,198	-	42,188	-	42,188
Trust preferred securities payable	20,620	-	-	19,997	19,997
Subordinated debt, net of issuance cost	24,489	-	25,500	-	25,500
Accrued interest payable	749	27	258	464	749

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

Other Investments: It is not practicable to determine the fair value of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, and investments in Solomon Hess SBA Loan Fund (“SBA Loan Fund”), due to restrictions placed on transferability. Certificates of deposit values are based on actively quoted prices and as such are classified as Level 1. Other investments also include a $500,000 investment in The Disability Opportunity Fund (“DOF”), which is an equity equivalent investment to a community development financial institution. Quoted prices are not available for the DOF and fair value is estimated using discounted cash flow analysis, using interest rates currently available for similar investments resulting in a level 3 classification.

(continued) 30

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

Deposits without stated maturities: The fair values disclosed for demand deposits (e.g. interest and non-interest checking, savings and certain types of money market accounts) are equal to the amount payable on demand at the recording date (i.e., their carrying amount) resulting in a Level 1 price.

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

Stock based compensation liability: The fair values of liabilities related to performance based stock compensation are measured using quoted stock price resulting in a level 1 classification for these liabilities.

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value was immaterial as of June 30, 2018 and December 31, 2017.

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

(continued) 31

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in Accumulated Other Comprehensive Income (Loss), net of tax, for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Beginning balance	$(528)	$(89)	$(206)	$(165)
Net change in other comprehensive income (loss) before reclassification	(166)	28	(588)	161
Amounts reclassified from accumulated other comprehensive income	37	-	37	-
Tax effect	40	(12)	140	(69)
Net current period other comprehensive loss	(89)	16	(411)	92
Ending balance	$(617)	$(73)	$(617)	$(73)

NOTE 10 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The Bank had outstanding the following off-balance-sheet financial instruments whose contract amounts represent credit risk at June 30, 2018 and December 31, 2017 (dollars in thousands):

	At June 30, 2018		At December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Undrawn lines of credit	$36,193	$104,844	$39,651	$76,008
Letters of credit	24,915	-	23,741	-
	$61,108	$104,844	$63,392	$76,008

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within two years. At June 30, 2018, the Bank’s fixed rate loan commitments are to make loans with interest rates ranging from 3.0% to 5.7% and maturities of one year or more. At December 31, 2017, the Bank’s fixed rate loan commitments had interest rates ranging from 3.5% to 9.5% and maturities of one year or more. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Bank or other financial institutions and securities.

(continued) 32

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

The Bank has stand-by letters of credit in the amount of $24.9 million and $23.7 million included above as of June 30, 2018 and December 31, 2017, respectively, for which the Bank has pledged interest-bearing accounts of $0.9 million and $1.7 million as of June 30, 2018 and December 31, 2017, respectively. The stand-by letters of credit mature within one year.

NOTE 11 – SUBORDINATED DEBT

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

(continued) 33

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

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements, included in its 2017 Annual Report on Form 10K, contains a summary of the Company’s significant accounting policies. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for loan losses

The ALLL has been determined in accordance with U.S. generally accepted accounting principles, under which the Bank is required to maintain an adequate ALLL at June 30, 2018. The Bank is responsible for the timely and periodic determination of the amount of the allowance required. Management believes that the ALLL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in the Bank’s portfolio for which certain losses are probable but not specifically identifiable.

Although management evaluates available information to determine the adequacy of the ALLL, the level of allowances is an estimate which is subject to significant judgement and short term change. Because of uncertainties associated with local economic conditions, collateral values and future cash flows on the loan portfolio, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term due to economic, operating, regulatory and other conditions beyond the Company’s control. However, the amount of the change that is reasonably possible cannot be estimated. The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, the Company may ultimately incur losses that vary from management’s current estimates. Adjustments to the allowance for loan losses will be reported in the period such adjustments become known or can be reasonably estimated. All loan losses are charged to the allowance for loan losses when the loss actually occurs or when the collectability of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery.

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

Results of Operations

Net income increased $3.2 million to $5.9 million, or $0.70 per diluted common share, for the three months ended June 30, 2018 as compared to $2.7 million for the same period in 2017. This increase was due primarily to a $5.6 million increase in net interest income and a $1.0 million increase in non-interest income, partially offset by a $3.2 million increase in non-interest expense.

For the six months ended June 30, 2018, net income increased $7.0 million to $12.2 million, or $1.46 per diluted common share, as compared to $5.2 million, or $1.12 per diluted common share, for the same period in 2017. This increase was due primarily to an $11.3 million increase in net interest income and a $5.2 million increase in non-interest income, partially offset by a $7.1 million increase in non-interest expense and a $2.1 million increase in income tax expense.

Net Interest Income

Net interest income is the difference between interest earned on assets and interest incurred on liabilities. The following tables present analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three and six month periods ended June 30, 2018 and June 30, 2017. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. Yields and costs were derived by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Average balances were derived from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

Three months ended June 30,
(dollars in thousands)	2018	2017
Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Loans	$1,532,073	$17,996	4.71%	$1,182,724	$13,367	4.53%
Available-for-sale securities	30,117	158	2.10%	35,315	181	2.06%
Held-to-maturity securities	5,096	27	2.09%	6,104	31	2.07%
Overnight deposits	340,300	1,534	1.81%	117,912	293	1.00%
Other interest-earning assets	35,932	283	3.16%	28,753	175	2.44%
Total interest-earning assets	1,943,518	19,998	4.13%	1,370,808	14,047	4.11%
Non-interest-earning assets	20,134	56,463
Allowance for loan losses	(16,742)	(12,669)
Total assets	$1,946,910	$1,414,602

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$549,950	$1,428	1.04%	$577,296	$1,221	0.85%
Certificates of deposit	84,636	371	1.76%	77,881	247	1.27%
Total interest-bearing deposits	634,586	1,799	1.14%	655,177	1,468	0.90%
Borrowed funds	80,772	804	3.99%	119,069	813	2.74%
Total interest-bearing liabilities	715,358	2,603	1.46%	774,246	2,281	1.18%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	948,021	511,793
Other non-interest bearing liabilities	37,422	14,917
Total liabilities	1,700,801	1,300,956

Stockholders' Equity	246,109	113,646
Total liabilities and equity	$1,946,910	$1,414,602

Net interest income	$17,395	$11,766
Net interest rate spread (1)	2.67%	2.93%
Net interest-earning assets (2)	$1,228,160	$596,562
Net interest margin (3)	3.59%	3.44%
Ratio of interest earning assets to interest bearing liabilities	2.72	x	1.77	x

Six months ended June 30,
2018	2017
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Loan	$1,504,695	$35,143	4.71%	$1,125,028	$25,234	4.52%
Available-for-sale securities	30,970	324	2.11%	36,060	369	2.06%
Held-to-maturity securities	5,207	54	2.10%	6,229	65	2.10%
Overnight deposits	304,686	2,577	1.71%	101,461	481	0.96%
Other interest-earning assets	35,838	528	2.97%	30,040	340	2.28%
Total interest-earning assets	1,881,396	38,626	4.14%	1,298,818	26,489	4.11%
Non-interest-earning assets	34,055	46,944
Allowance for loan losses	(16,057)	(12,307)
Total assets	$1,899,394	$1,333,455

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$532,301	$2,619	0.99%	$555,383	$2,226	0.81%
Certificates of deposit	78,761	619	1.58%	81,012	502	1.25%
Total interest-bearing deposits	611,062	3,238	1.07%	636,395	2,728	0.86%
Borrowed funds	82,535	1,542	3.77%	110,884	1,212	2.20%
Total interest-bearing liabilities	693,597	4,780	1.39%	747,279	3,940	1.06%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	919,990	470,987
Other non-interest-bearing liabilities	42,608	2,942
Total liabilities	1,656,195	1,221,208

Stockholders' Equity	243,199	112,247
Total liabilities and equity	$1,899,394	$1,333,455

Net interest income	$33,846	$22,549
Net interest rate spread (1)	2.75%	3.05%
Net interest-earning assets (2)	$1,187,799	$551,539
Net interest margin (3)	3.63%	3.50%
Ratio of interest earning assets to interest bearing liabilities	2.71	x	1.74	x

(1)	Represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(3)	Represents net interest income divided by total average interest-earning assets.

For the quarter ended June 30, 2018, net interest income was $17.4 million, an increase of $5.6 million or 47.5%, when compared to the second quarter of 2017. Net interest margin improved by 15 basis points to 3.59% for the second quarter of 2018 as compared to 3.44% for the second quarter of 2017. This improvement was mainly the result of an 18 basis point increase in the average yields of loans to 4.71% for the second quarter of 2018 as compared to 4.53% for the same period in 2017 and an increase of 81 basis points in the average yield on overnight deposits to 1.81% as compared to 1.00% for the same period in 2017. Net interest margin also benefited from the effect of an increase in average non-interest-bearing deposits as a percentage of total average deposits in the second quarter of 2018 as compared to the second quarter of 2017. Average non-interest-bearing deposits increased $436.2 million to $948.0 million in the second quarter of 2018, compared to $511.8 million for the second quarter of 2017 and accounted for 60% of average total deposits for the second quarter of 2018 as compared to 44% for the second quarter of 2017.

For the six months ended June 30, 2018, net interest income was $33.8 million, an increase of $11.3 million or 50.2%, as compared to the same period in 2017. Net interest margin increased 13 basis points to 3.63% for the six months ended June 30, 2018 as compared to 3.50% for the same period in 2017. This increase was primarily the result of an increase of 19 basis points in average loan yields to 4.71% for the six months ended June 30, 2018 as compared to 4.52% for the same period in 2017 and an increase of 75 basis points in the average yield on overnight deposits to 1.71% as compared to 0.96% for the same period in 2017. Net interest margin also benefited from the effect of an increase in average non-interest-bearing deposits as a percentage of total average deposits at June 30, 2018 as compared to the same period in 2017. Average non-interest-bearing deposits increased $449.0 million to $920.0 million at June 30, 2018, compared to $471.0 million for the same period in 2017 and accounted for 60% of average total deposits for the six months ended June 30, 2018 as compared to 43% for the same period in 2017.

Interest Income

For the second quarter of 2018, total interest income amounted to $20.0 million, an increase of $6.0 million or 42.9% as compared to $14.0 million for the second quarter of 2017. This increase was due primarily to a $4.6 million increase in interest on loans and a $1.2 million increase in interest on overnight funds. The increase in interest income on loans was due to a $349.3 million increase in the average balance of loans to $1.53 billion for the second quarter of 2018 as compared to the second quarter of 2017. In addition, the average yield earned on loans increased 18 basis points to 4.71% from 4.53% for those same periods. The increase in interest income on overnight funds was due to a $222.4 million increase in the average balance to $340.3 million for the second quarter of 2018 as compared to $117.9 million for the second quarter of 2017. The average yield earned on overnight deposits increased 81 basis points to 1.81% for the second quarter of 2018 as compared to 1.00% for the second quarter of 2017. Overnight funds consist primarily of balances held at the Federal Reserve.

Total interest income amounted to $38.6 million for the six months ended June 30, 2018, an increase of $12.1 million or 45.7% as compared to $26.5 million for the same period in 2017. This increase was due primarily to a $9.9 million increase in interest on loans and a $2.1 million increase in interest on overnight funds. The increase in interest income on loans was due to a $379.7 million increase in the average balance of loans to $1.50 billion for the six months ended June 30, 2018 as compared to the same period in 2017. In addition, the average yield earned on loans increased 19 basis points to 4.71% from 4.52% for those same periods. The increase in interest income on overnight funds was due to a $203.2 million increase in the average balance to $304.7 million for the six months ended June 30, 2018 as compared to $101.5 million for the same period in 2017. The average yield earned on overnight deposits increased 75 basis points to 1.71% for the six months ended June 30, 2018 as compared to 0.96% for the same period in 2017. Average overnight deposits included approximately $246 million of funds from the settlement accounts of digital currency customer relationships. The Bank’s current policy is to not leverage these funds into other interest-earning assets; however, the Bank may consider changing this policy in the future.

Interest Expense

For the second quarter of 2018, total interest expense was $2.6 million, an increase of $0.3 million or 13%, when compared to the second quarter of 2017. This increase was due primarily to an increase of 24 basis points in the average rate paid on interest-bearing deposits to 1.14% for the second quarter of 2018 as compared to 0.90% for the second quarter of 2017. This increase was partially offset by a $20.6 million decrease in the average balance of total interest-bearing deposits to $634.6 million for the second quarter of 2018 as compared to $655.2 million for the second quarter of 2017.

For the second quarter of 2018, average borrowed funds decreased $38.3 million, or 32.2%, to $80.8 million compared to $119.1 million for the second quarter of 2017. The average cost of total borrowings was 3.99% and 2.74% for the second quarters of 2018 and 2017, respectively. The cost of borrowings increased primarily due to increased market interest rates.

For the six months ended June 30, 2018, total interest expense was $4.8 million as compared to $3.9 million for the same period in 2017. This increase was due primarily to an increase of $510,000 in interest expense on interest-bearing deposits and an increase of $330,000 in interest expense on borrowings. The increase in interest on deposits was due to an increase of 21 basis points in the average rate paid on interest-bearing deposits to 1.07% for the second quarter of 2018 as compared to 0.86% for the second quarter of 2017. This increase was partially offset by a $25.3 million decrease in the average balance of total interest-bearing deposits to $611.1 million for the six months ended June 30, 2018 as compared to $636.4 million for the same period in 2017.

For the six months ended June 30, 2018, average total borrowings decreased $28.4 million, or 25.6%, to $82.5 million compared to $110.9 million for the same period in 2017. The average cost of total borrowings was 3.77% and 2.20% for the six months ended June 30, 2018 and 2017, respectively. The increase in the average cost of borrowings reflects the effect of the issuance in March 2017 of $25.0 million in subordinated notes bearing an interest rate of 6.3%, which impacted the full six months of 2018 and only four months of the six month period in 2017. Additionally, the cost of borrowings increased due to increased market interest rates.

Provision for Loan Losses

The provision for loan losses was $1.3 million for the quarter ended June 30, 2018, compared to $1.8 million for the second quarter of 2017, a decrease of $0.5 million or 27.8%. The Bank’s provision for loan losses was $2.7 million for the six month period ended June 30, 2018, compared to $2.4 million for the same period in 2017, an increase of $0.3 million or 12.5%. The ALLL as a percentage of loans was 1.09% and 1.08% at June 30, 2018 and June 30, 2017, respectively.

For additional information about the provision for loan losses, see the discussion of asset quality and the ALLL later in this report, as well as in Note 5 in this report.

Non-Interest Income

Non-interest income increased by $1.0 million to $2.6 million in the second quarter of 2018 as compared to $1.6 million for the second quarter of 2017, primarily due to an increase of $316,000 in service charges on deposits and a $714,000 increase in prepaid debit card income. Included in prepaid debit card income is $500,000 in early termination fees related to one card program.

For the six months ended June 30, 2018, non-interest income increased by $5.2 million from the same period in 2017. This increase was due primarily to increases of $1.9 million in service charges on money market accounts, $834,000 in prepaid debit card income and $2.4 million in other service charges and fees.

The increase in service charges on money market accounts for the quarter and six month periods was due primarily to an increase in the number and balance of these deposits.

The increase in other service charges and fees for the six months ended June 30, 2018 is primarily due to an increase of $2.1 million in foreign currency conversion fees related to customers in the digital currency industry. Notwithstanding this increase, foreign currency conversion fees decreased $2.2 million from the sequential first quarter of 2018. Foreign currency conversion fees were at an elevated level during the fourth quarter of 2017 and continuing into the first quarter of 2018, as customers, particularly those in the digital currency business, were transferring funds from their global corporate accounts back into their U.S. dollar accounts with the Bank.

Non-Interest Expense

Non-interest expense increased $3.2 million to $10.3 million during the second quarter of 2018 as compared to $7.1 million for the second quarter of 2017. Compensation and benefits increased $1.8 million to $6.1 million for the second quarter of 2018 as compared to $4.3 million for the second quarter of 2017. This increase was due primarily to an increase of 21 full-time equivalent employees. Data processing fees increased $318,000 to $609,000 for the second quarter of 2018 as compared to the second quarter of 2017 primarily due to costs to support the Bank’s balance sheet growth as well as increased wire transfer costs.

For the six months ended June 30, 2018, non-interest expense increased $7.1 million to $21.5 million as compared to the same period in 2017. Compensation and benefits increased $3.6 million to $12.4 million for the six months ended June 30, 2018 as compared to $8.8 million for the same period in 2017. For those same periods, data processing fees increased $1.6 million to $2.1 million due primarily to costs related to wire transfer activity, particularly for customers in the digital currency business, as well as costs to support the Bank’s balance sheet growth.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2018 AND DECEMBER 31, 2017

The Company’s total assets were $1.92 billion at June 30, 2018, an increase of $160.0 million from $1.76 billion at December 31, 2017. The increase was primarily due to an increase in net loans of $177.2 million or 12.6%, partially offset by a decrease in cash and cash equivalents of $12.1 million or 4.6%, a $2.7 million decrease in accounts receivables and a $2.0 million decrease in receivables from prepaid card debit programs.

Loans

At June 30, 2018, gross loans were $1.6 billion, or 83.0% of total assets, compared to $1.4 billion, or 80.7% of total assets, at December 31, 2017. The following table sets forth the composition of the Bank’s loan portfolio, by type of loan at the dates indicated, and the dollar and percentage change (dollars in thousands):

	At June 30, 2018	At December 31, 2017	Dollar Change	Percentage Change
Real Estate:
Commercial	$857,071	$783,745	$73,326	9.4%
Construction	45,974	36,960	9,014	24.4
Multifamily	233,474	190,097	43,377	22.8
One-to-four family	23,929	25,568	(1,639)	-6.4
Commercial and industrial	354,932	340,001	14,931	4.4
Consumer	86,277	44,595	41,682	93.5
Total loans receivable	$1,601,657	$1,420,966	$180,691

Loans, net of deferred fees and unamortized costs increased to $1.6 billion at June 30, 2018 as compared to $1.4 billion at December 31, 2017. The increase is due to loan originations of $331.2 million during 2018, offset by repayments and amortization of $154.8 million.

Asset Quality

Non-Performing Assets

Non-performing assets consist of non-accrual loans, non-accrual TDRs and other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure. Past due status on all loans is based on the contractual terms of the loan. It is generally the Bank’s policy that a loan 90 days past due be placed in non-accrual status unless factors exist that would eliminate the need to place a loan in this status. A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. At the time loans are placed in non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed. All payments received on non-accrual loans are applied to principal. Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Bank expects to receive all of its original principal and interest. In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept in non-accrual status until the entire principal balance has been recovered.

The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated (dollars in thousands):

(dollars in thousands)	At or for the three months ended
At end of quarter	June 30, 2018	December 31, 2017
Non-performing assets:
Non-accrual loans:
Real Estate:
Commercial	$-	$787
One-to-four family	-	2,447
Commercial and industrial	-	-
Consumer	192	155
Total non-accrual loans	$192	$3,389
Total non-performing assets	$192	$3,389
Accruing loans 90 days or more past due	-	-
Nonaccrual loans as % of loans outstanding	0.01%	0.24%

Allowance for loan losses	$17,463	$14,887
Allowance for loan losses as % of loans outstanding	1.09%	1.05%

Ratios:
Total non-accrual loans to total loans	0.01%	0.24%
Total non-accrual loans to total assets	0.01%	0.19%
Total non-performing assets to total assets	0.01%	0.19%

Interest income that would have been recorded for the quarters ended June 30, 2018 and 2017, had nonaccrual loans been current according to their original terms, amounted to $1,000 and $37,000, respectively.

Interest income that would have been recorded for the six month periods ended June 30, 2018 and 2017, had nonaccrual loans been current according to their original terms, amounted to $2,500 and $77,000, respectively.

Interest income that would have been recorded for the quarters and six months periods ended June 30, 2018 and 2017, had TDRs been current according to their original terms, was immaterial.

Non-Performing Loans

Non-performing loans totaled $192,000 at June 30, 2018, or 0.01% of total loans, compared with $3.4 million at December 31, 2017, or 0.24% of total loans. The decrease in non-performing loans at June 30, 2018 was primarily in residential real estate, in particular one large, well collateralized one-to-four family loan. This loan became current as of the first quarter of 2018 by generating payments for six months before being designated as accruing, and was removed from non-accrual status, in accordance with Bank policy. Non-performing assets, as a percentage of total assets, was 0.01% at June 30, 2018, compared with 0.19% of total assets at December 31, 2017.

Accruing Loans Past due 90 Days or More

There were no accruing loans past due 90 days or more at June 30, 2018, or December 31, 2017.

Troubled Debt Restructurings

The Bank works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Bank has modified the terms of select loans to maximize their collectability. The modified loans are considered TDRs under current accounting guidance. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. The Company had no non-accrual TDRs at June 30, 2018 or December 31, 2017. As of June 30, 2018, the Bank had $2.6 million of accruing TDRs, as compared to $2.7 million in accruing TDRs as of December 31, 2017.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. Impaired loans at June 30, 2018 totaled $2.8 million, including TDRs of $2.6 million, as compared to impaired loans of $6.1 million at December 31, 2017, including TDRs of $2.7 million. The decrease in non-performing assets was primarily due to a residential real estate loan that became current in the first quarter of 2018.

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

The ALLL was $17.5 million at June 30, 2018, as compared to $14.9 million at December 31, 2017. The ratio of ALLL to total loans was 1.09% at June 30, 2018, as compared to 1.05% at December 31, 2017. Net charge-offs for the three month periods ended June 30, 2018 and 2017 were $67,000 and $117,000 respectively. Net charge-offs for the six month periods ended June 30, 2018 and 2017 were $171,000 and $266,000 respectively.

Summary of Loan Loss Experience

The following tables present a summary by loan portfolio segment of the ALLL, loan loss experience, and provision for loan losses for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$16,260	$12,236	$14,887	$11,815
Charge-offs:
Real Estate:
Commercial	-	-	-	-
One-to-four family	-	-	-	-
Commercial and industrial		(88)	(71)	(220)
Consumer	(67)	(29)	(153)	(46)
Total charge-offs	(67)	(117)	(224)	(266)
Recoveries:
Real Estate:
Commercial	-	-	53	-
One-to-four family
Total recoveries	-	-	53	-

Net charge-offs	(67)	(117)	(171)	(266)
Provision for loan losses	1,270	1,790	2,747	2,360
Balance at end of period	17,463	13,909	17,463	13,909

Annualized ratio of net charge-offs to average loans outstanding	0.02%	0.04%	0.02%	0.05%

Deposits

The table below summarizes the Company’s deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2017 to June 30, 2018 (dollars in thousands):

	At June 30, 2018	At December 31, 2017	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$878,703	$812,497	$66,206	8.15%
Money market	552,668	484,589	68,079	14.05
Savings accounts	19,395	27,024	(7,629)	(28.23)
Time deposits	89,716	80,245	9,471	11.80
Total	$1,540,482	$1,404,355	$136,127

Total deposits increased $136 million, or 9.7%, to $1.5 billion at June 30, 2018 from $1.4 billion at December 31, 2017. The increase was attributable primarily to increases of $66.2 million in non-interest bearing demand deposits, and $69.9 million in interest-bearing deposits, which include money market, savings and time deposits.

Deposit balances, at June 30, 2018, related to the digital currency corporate accounts were $89.4 million and represented 5.8% of the total deposit base while that of the settlement accounts was $232.2 million and represented 15.2% of the total deposit base. Deposit balances, at December 31, 2017, related to the digital currency corporate accounts were $95.4 million and represented 6.8% of the total deposit base while that of the settlement accounts was $213.2 million and represented 15.9% of the total deposit base. The Bank’s policy is to not leverage the funds in settlement accounts into interest-earning assets other than overnight deposits with the Federal Reserve; however, the Bank may consider changing this policy in the future.

The Company’s deposit strategy is to fund the Bank with stable, low-cost deposits, primarily checking account deposits and other low interest-bearing deposit accounts. A checking account is the driver of a banking relationship and consumers consider the bank where they have their checking account as their primary bank. These customers will typically turn to their primary bank first when in need of other financial services. Strategies that have been developed and implemented to generate these deposits include: (i) acquiring deposits by deepening existing relationships and entering new markets through de novo branching or branch acquisitions, (ii) training branch employees to identify and meet client financial needs with Bank products and services, (iii) linking business loans to the customer's primary checking account at the Bank, (v) continuing to develop the debit card issuing business that generates non-interest bearing deposits, and (vi) constantly monitoring the Company’s pricing strategies to ensure competitive products and services.

Borrowings

At June 30, 2018, FHLB advances amounted to $63.0 million as compared to $42.2 million at December 31, 2017.

At June 30, 2018, the Bank had the ability to borrow a total of $244.7 million from the FHLBNY, subject to pledging additional collateral. The Bank also had an available line of credit with the Federal Reserve Bank of New York (“FRBNY”) discount window of $141.5 million. At December 31, 2017, the Bank had the ability to borrow a total of $263.4 million from the FHLBNY. At December 31, 2017, the Bank also had an available line of credit with the FRBNY discount window of $92.9 million.

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

On July 14, 2006, the Company established MetBank Capital Trust II, a Delaware statutory trust (“Trust II”). The Company owns all of the common capital securities of Trust II in exchange for contributed capital of $310,000. Trust II issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust II’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures II”) issued by the Company. The Debentures II, the sole assets of Trust II, mature on October 7, 2036, and bear interest at a fixed rate of 7.61% for the first five years, then at a floating rate of three-month LIBOR plus 2.00%. The Debentures II are callable after five years.

On March 8, 2017, the Company completed the issuance of its $25 million subordinated notes at 100% issue price to accredited institutional investors. The notes mature on March 15, 2027 and bear an interest rate of 6.25% per annum. The interest is paid semi-annually on March 15th and September 15th of each year through March 15, 2022 and quarterly thereafter on March 15th, June 15th, September 15th and December 15th of each year. The interest rate from March 15, 2022 to the maturity date shall reset quarterly to an interest rate per annum equal to the then current three month LIBOR (not less than zero) plus 426 basis points, payable quarterly in arrears. The subordinated notes are callable beginning March 15, 2022 and on any scheduled interest payment date thereafter. The subordinated notes may be called, in whole or in part, at a call price equal to 100% of the principal amount of the subordinated notes plus any accrued and unpaid interest.

Stockholders’ Equity

Total stockholders’ equity increased $12.7 million, or 5.4%, to $249.6 million at June 30, 2018, from $236.8 million at December 31, 2017. The increase was primarily due to $12.2 million in net income.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations. In the ordinary course of its operations, the Bank enters into certain contractual obligations. The following table presents these contractual obligations as of June 30, 2018 and December 31, 2017, respectively.

The following table presents the Company’s contractual obligations as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	Less Than One Year	More than One year Through Three Years	More Than Three Years Through Five Years	Over Five Years	Total
At June 30, 2018
Operating lease obligations	$2,753	$5,250	$4,094	$5,853	$17,950
Trust preferred securities payable	-	-	-	20,620	20,620
Subordinated debt, net of issuance costs	-	-	-	24,517	24,517
Federal Home Loan Bank of New York advances	63,000	-	-	-	63,000
Time deposits	59,895	29,352	430	39	89,716
Total	$125,648	$34,602	$4,524	$51,029	$215,803

At December 31, 2017
Operating lease obligations	$2,753	$5,491	$4,330	$6,754	$19,328
Trust preferred securities payable	-	-	-	20,620	20,620
Subordinated notes	-	-	-	24,489	24,489
Federal Home Loan Bank of New York advances	42,198	-	-	-	42,198
Time deposits	63,245	16,287	713	-	80,245
Total	$108,196	$21,778	$5,043	$51,863	$186,880

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

The following table presents a summary of the Bank’s commitments and contingent liabilities as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	At June 30, 2018		At December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Undrawn lines of credit	$36,193	$104,844	$39,651	$76,008
Letters of credit	24,915	-	23,741	-
	$61,108	$104,844	$63,392	$76,008

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At June 30, 2018 and December 31, 2017, cash and cash equivalents totaled $251.1 million and $263.2 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $29.0 million at June 30, 2018 and $32.2 million at December 31, 2017.

The Bank has no material commitments or demands that are likely to affect its liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, the Bank could access its borrowing capacity with the FHLBNY or obtain additional funds through brokered certificates of deposit.

At June 30, 2018, the Bank had $141.0 million in loan commitments outstanding. It also had $24.9 million in standby letters of credit at June 30, 2018. At December 31, 2017, the Bank had $115.7 million in loan commitments outstanding and $23.7 million in standby letters of credit.

Time deposits due within one year of June 30, 2018 totaled $59.9 million, or 3.89% of total deposits. Total certificates of deposit were $89.7 million or 5.8% of total deposits at June 30, 2018. Time deposits due within one year of December 31, 2017 totaled $63.2 million, or 4.5% of total deposits. Total time deposits were $80.2 million or 5.7% of total deposits at December 31, 2017.

The Bank’s primary investing activities are the origination, and to a lesser extent purchase, of loans and the purchase of securities. During the six months ended June 30, 2018 and 2017, the Bank originated or purchased $331.2 million and $280.3 million of loans, respectively. During the six months ending June 30, 2018, the Bank purchased $1.8 million of securities available for sale. During the year ended December 31, 2017, the Bank originated or purchased $762.2 million of loans and purchased $1.5 million of securities.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. The Bank experienced an increase in total deposits of $136.1 million and $335.5 million for the six months ended June 30, 2018 and 2017, respectively. It generated deposits from businesses and individuals through client referrals and other relationships and through its retail presence. Management believes that the Bank has a very stable core deposit base due primarily to its cash management solutions for middle-market businesses as it strongly encourages and is generally successful in having its business borrowers maintain their entire banking relationship with it. The high level of transaction accounts is expected to be maintained. The Bank has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds. Since inception, the Bank has not had the need to borrow significantly from the FHLBNY. It has been able to use the cash generated from the increases in deposits to fund loan growth in recent periods.

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

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At June 30, 2018 and December 31, 2017, the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Bank reviews capital levels on a monthly basis.

	At June 30, 2018	At December 31, 2017	At December 31, 2016	Minimum Ratio to be “Well Capitalized”	Minimum Ratio Required for Capital Adequacy Purposes
The Company:
Tier 1 leverage ratio	13.5%	13.7%	10.5%	N/A	4.0%
Common equity tier 1	14.3%	15.3%	10.8%	N/A	4.5%
Tier 1 risk-based capital ratio	15.8%	17.1%	11.3%	N/A	8.0%
Total risk-based capital ratio	18.4%	19.9%	12.5%	N/A	6.0%

The Bank
Tier 1 leverage ratio	14.5%	14.7%	10.4%	5.0%	4.0%
Common equity tier 1	17.0%	18.4%	11.3%	6.5%	4.5%
Tier 1 risk-based capital ratio	17.0%	18.4%	11.3%	10.0%	8.0%
Total risk-based capital ratio	18.1%	19.4%	12.4%	8.0%	6.0%

Basel III revised the capital adequacy requirements and the Prompt Corrective Action Framework effective January 1, 2015 for the Bank. When fully phased in on January 1, 2019, the Basel Rules will require the Company and The Bank to maintain a 2.5% “capital conservation buffer” on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets, or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level. The buffer was 1.25% and 1.875% at December 31, 2017 and June 30, 2018, respectively, and will be fully implemented at 2.5% on January 1, 2019.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”), banking regulatory agencies must adopt a revised definition of “well capitalized” for financial institutions and holding companies with assets of less than $10 billion and that are not determined to be ineligible by their primary federal regulator due to their risk profile (a “qualifying community bank”). The new definition will expand the ways that a qualifying community bank may meet its capital requirements and be deemed “well capitalized.” The new rule will establish a “community bank leverage ratio” equal to the tangible equity capital divided by the average total consolidated assets. A qualifying community bank that exceeds a to-be-determined threshold for this new leverage ratio, which regulators must set at between 8% and 10%, will be considered to be well capitalized and to have met generally applicable leverage capital requirements, generally applicable risk-based capital requirements, and any other capital or leverage requirements to which such financial institution or holding company is subject.

In addition, as a result of the Act, the Federal Reserve Board is required to amend its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant nonbanking activities, (ii) do not conduct significant off-balance sheet activities, and (3) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, will no longer be subject to regulatory capital requirements, effective no later than November 2018.

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

Net Interest Income At-Risk. The Bank analyzes its sensitivity to changes in interest rates through a net interest income simulation model. It estimates what net interest income would be for a one-year period based on current interest rates, and then calculates what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning June 30, 2018 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

Although the net interest income table below provides an indication of interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results. The following table indicates the sensitivity of projected annualized net interest income to the interest rate movements described above at June 30, 2018 (dollars in thousands):

At June 30, 2018
Change in Interest Rates (basis points)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
+400	$84,203	18.73%
+300	80,885	14.06%
+200	77,555	9.36%
+100	74,377	4.88%
-	70,917	-
-100	67,335	-5.05%

The table above indicates that at June 30, 2018, in the event of a 200 basis point increase in interest rates, the Company would experience a 9.36% increase in net interest income. In the event of a 100 basis point decrease in interest rates, it would experience a 5.05% decrease in net interest income.

Economic Value of Equity Analysis

The Bank analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates.

The table below represents an analysis of interest rate risk as measured by the estimated changes in economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +300 and +400 basis points and -100 basis points) at June 30, 2018 (dollars in thousands):

		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Fair Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Dollars	Percent	EVE Ratio (4)	Increase (Decrease) (basis points)

+400	$286,573	$(27,793)	-8.84%	16.24	(0.37)
+300	292,636	(21,730)	-6.91%	16.82	0.21
+200	298,396	(15,970)	-5.08%	16.37	(0.24)
+100	308,762	(5,604)	-1.78%	16.60	(0.01)
-	314,366	-	-	16.61	-
-100	315,298	932	0.30%	16.39	(0.22)

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

The table above indicates that at June 30, 2018, in the event of a 100 basis point decrease in interest rates, the Company would experience a 0.30% increase in its economic value of equity. In the event of a 200 basis points increase in interest rates, it would experience a decrease of 5.08% in economic value of equity.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer, who is the Company's principal executive officer, and the Chief Financial Officer, who is the Company's principal financial officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2018 pursuant to Rule 13a-15 of the Exchange, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2018. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various pending and threatened legal actions relating to the conduct of its normal business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to the Company’s financial condition, results of operations, and liquidity.

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

Metropolitan Bank Holding Corp. and Subsidiary

Date: August 14, 2018	By:	/s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: August 14, 2018	By:	/s/ Anthony Fabiano

Anthony Fabiano

Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Employment Agreement between Metropolitan Commercial Bank and Scott Lublin dated April 25, 2018

31.1	Certification of the Principal Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Principal Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Principal Executive Officer of the Corporation and the Principal Financial Officer of the Corporation.

101	INS XBRL Instance

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation

101	DEF XBRL Taxonomy Extension Definition

101	LAB XBRL Taxonomy Extension Label

101	PRE XBRL Taxonomy Extension Presentation

