Form 10-Q
period 2018-09-30
Metropolitan Bank Holding Corp.
filed 2018-11-13
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. 001‑38282

Metropolitan Bank Holding Corp.

(Exact Name of Registrant as Specified in Its Charter)

New York	13-4042724
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

99 Park Avenue, New York, New York	10016
(Address of Principal Executive Offices)	(Zip Code)

(212) 659‑0600

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

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

YES ☐     NO ☒

There were 8,207,234 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of November 9, 2018.

METROPOLITAN BANK HOLDING CORP.

Form 10‑Q

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10‑Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2018. In addition these factors include but are not limited to:

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

The Company’s ability to predict results or the actual effects of its plans or strategies is inherently uncertain. As such, forward-looking statements can be affected by inaccurate assumptions made or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect conditions only as of the date of this filing. The Company does not intend to update any of the forward-looking statements after the date of this Form 10‑Q or to conform these statements to actual events.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2018	2017
Assets
Cash and due from banks	$6,165	$6,790
Overnight deposits	148,260	254,441
Total cash and cash equivalents	154,425	261,231
Investment securities available for sale, at fair value	27,490	32,157
Investment securities held to maturity (estimated fair value of $4,529 and $5,330 at September 30, 2018 and December 31, 2017 respectively)	4,757	5,428
Total securities	32,247	37,585
Other investments	16,645	13,677
Loans, net of deferred fees and unamortized costs	1,698,929	1,419,896
Allowance for loan losses	(18,493)	(14,887)
Net loans	1,680,436	1,405,009
Receivable from prepaid card programs, net	14,297	9,579
Accrued interest receivable	5,239	4,421
Premises and equipment, net	6,918	6,268
Prepaid expenses and other assets	7,813	5,751
Goodwill	9,733	9,733
Accounts receivable, net	2,961	6,601
Total assets	$1,930,714	$1,759,855
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$772,754	$812,616
Interest-bearing deposits	761,177	591,739
Total deposits	1,533,931	1,404,355
Federal Home Loan Bank of New York advances	60,000	42,198
Trust preferred securities	20,620	20,620
Subordinated debt, net of issuance cost	24,531	24,489
Accounts payable, accrued expenses and other liabilities	19,635	21,678
Accrued interest payable	918	749
Prepaid debit cardholder balances	13,810	8,882
Total liabilities	1,673,445	1,522,971

Class A preferred stock, $0.01 par value, authorized 5,000,000 shares issued and none outstanding at September 30, 2018 and December 31, 2017	—	—
Class B preferred stock, $0.01 par value, authorized 2,000,000 shares, issued and 272,636 outstanding at September 30, 2018 and December 31, 2017	3	3
Common stock, $0.01 par value, 25,000,000 shares authorized, 8,207,234 and 8,196,310 shares issued and outstanding at September 30, 2018 and December 31, 2017 respectively	81	81
Additional paid in capital	212,759	211,145
Retained earnings	45,129	25,861
Accumulated other comprehensive loss, net of tax effect	(703)	(206)
Total stockholders’ equity	257,269	236,884
Total liabilities and stockholders’ equity	$1,930,714	$1,759,855

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest and dividend income:
Loans, including fees	$20,255	$15,564	$55,467	$40,811
Securities:
Taxable	183	201	547	620
Tax-exempt	7	7	22	22
Money market funds and commercial paper	48	82	288	215
Overnight deposits	1,233	476	3,810	957
Other interest and dividends	181	98	468	304
Total interest income	$21,907	$16,428	$60,602	$42,929
Interest expense:
Deposits	$2,565	$1,588	$5,802	$4,316
Borrowed funds	355	244	697	674
Trust preferred securities interest expense	231	165	623	469
Subordinated debt interest expense	405	440	1,214	918
Total interest expense	$3,556	$2,437	$8,336	$6,377

Net interest income	18,351	13,991	52,266	36,552
Provision for loan losses	(453)	1,200	2,294	3,560
Net interest income after provision for loan losses	$18,804	$12,791	$49,972	$32,992

Non-interest income:
Service charges on deposit accounts	$693	$836	$3,422	$1,633
Prepaid debit card income	1,080	847	3,506	2,440
Other service charges and fees	239	523	3,076	939
Losses on call of securites	—	—	(37)	—
Total non-interest income	$2,012	$2,206	$9,967	$5,012

Non-interest expense:
Compensation and benefits	$6,253	$4,847	$18,696	$13,688
Bank premises and equipment	1,273	1,075	3,739	3,185
Professional fees	587	951	2,207	1,800
Data processing fees	847	437	2,961	987
Other expenses	1,395	1,280	4,265	3,306
Total non-interest expense	$10,355	$8,590	$31,868	$22,966

Net income before income tax expense	10,461	6,407	28,071	15,038
Income tax expense	3,348	2,562	8,803	5,994
Net income	$7,113	$3,845	$19,268	$9,044

Earnings per share:
Basic earnings	$0.87	$0.83	$2.35	$1.95
Diluted earnings	$0.85	$0.82	$2.31	$1.94

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net Income	$7,113	$3,845	$19,268	$9,044

Other comprehensive income (loss)
Net unrealized gains (losses) on securities	(138)	42	(726)	204
Reclassification adjustment for net loss on calls of securities	—	—	37	—
Tax effect	52	(16)	192	(86)
Net of tax	(86)	26	(497)	118
Total comprehensive income, net of tax	$7,027	$3,871	$18,771	$9,162

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the Nine Months ended September 30, 2018 and 2017

(in thousands, except share data)

	Preferred		Preferred				Additional		AOCI
	Stock,		Stock,		Common		Paid-in	Retained	(Loss),
	Class A		Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2018	—	$—	272,636	$3	8,196,310	$81	$211,145	$25,861	$(206)	$236,884
Restricted stock, net of forfeiture	—	—	—	—	8,987	—	440	—	—	440
Employee stock-based compensation	—	—	—	—	—	—	1,219	—	—	1,219
Exercise of stock options, net of redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	—	—	—	—	1,937	—	(12)	—	—	(12)
Issuance of common stock(1)	—	—	—	—	—	—	(33)	—	—	(33)
Net income	—	—	—	—	—	—	—	19,268	—	19,268
Other comprehensive loss	—	—	—	—	—	—	—	—	(497)	(497)
Balance at September 30, 2018	$—	—	272,636	3	8,207,234	81	212,759	45,129	(703)	257,269

Balance at January 1, 2017	$—	—	272,636	$3	$4,604,563	$45	$96,116	$13,492	$(165)	$109,491
Restricted stock, net of forfeiture	—	—	—	—	28,449	—	(7)	—	—	(7)
Employee stock-based compensation	—	—	—	—	—	—	313	—	—	313
Net income	—	—	—	—	—	—	—	9,044	—	9,044
Other comprehensive income	—	—	—	—	—	—	—	—	118	118
Balance at September 30, 2017	$—	—	272,636	$3	$4,633,012	$45	$96,422	$22,536	$(47)	$118,959

(1)	Represents costs incurred in connection with the Company’s initial public offering completed in the prior period.

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands, except share data)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$19,268	$9,044
Adjustments to reconcile net income to net cash:
Net depreciation, amortization and accretion	1,272	695
Net accretion on securities	—	(36)
Provision for loan losses	2,294	3,560
Net change in deferred loan fees	836	(340)
Gain on sale of loans held for sale	(50)	—
Loss on call of securities	37	—
Deferred income tax benefit	62	85
Proceeds from the sale of loans held for sale	16,932	—
Stock-based compensation expense	1,219	313
Non-employee stock-based expense	440	—
Forfeiture of restricted shares	—	(7)
Net change in:
Accrued interest receivable	(818)	(1,168)
Accounts payable, accrued expenses and other liabilities	(2,043)	9,829
Debit cardholder balances	4,928	—
Accrued interest payable	169	—
Accounts receivable, net	3,640	1,595
Receivable from prepaid card programs, net	(4,718)	589
Prepaid expenses and other assets	(2,599)	(54)
Net cash provided by operating activities	40,869	24,105

Cash flows from investing activities:
Loan originations and payments, net	(294,883)	(326,243)
Redemptions of other investments	4,254	7,134
Purchases of other investments	(7,222)	(8,286)
Purchases of securities available for sale	(1,812)	(1,434)
Proceeds from calls of securities available for sale	1,463	—
Proceeds from paydowns and maturities of securities available for sale	4,171	5,110
Proceeds from paydowns of securities held to maturity	648	790
Purchase of premises and equipment, net	(1,627)	(1,671)
Net cash used in investing activities	(295,008)	(324,600)

Cash flows from financing activities:
Costs incurred from issuance of common stock	(33)	—
Proceeds from issuance of subordinated debt, net of issuance cost	—	24,468
Proceeds from FHLB advances	138,223	280,000
Repayments of FHLB advances	(120,421)	(314,668)
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(12)	—
Net increase in deposits	129,576	494,863
Net cash provided by financing activities	147,333	484,663

Increase in cash and cash equivalents	(106,806)	184,168
Cash and cash equivalents at the beginning of the period	261,231	82,931
Cash and cash equivalents at the end of the period	$154,425	$267,099

Supplemental information:

Cash paid for:
Interest	$8,167	$6,057
Income Taxes	$10,649	$4,862

Non-cash item:
Transfer of loans held for investment to held for sale	$16,882	$—

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Metropolitan Bank Holding Corp. (a New York Corporation) (the “Company”) is a bank holding company whose principal activity is the ownership and management of Metropolitan Commercial Bank (the “Bank”), its wholly-owned subsidiary. The Bank’s primary market is the New York metropolitan area. The Bank offers a traditional range of services to individuals, businesses and others needing banking services. Its primary lending products are commercial mortgages and commercial and industrial loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from the cash flows from the operations of the business. The Bank’s primary deposit products are checking, savings, and term deposit accounts, and its deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amounts allowed by law. The Bank commenced operations on June 22, 1999. On November 10, 2017, the Company completed its initial public offering. The net proceeds of approximately $114.8 million, net of issuance costs, has increased the Company’s liquidity and capital resources.

The Company and the Bank are subject to the regulations of certain state and federal agencies and, accordingly, is periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s business is susceptible to being affected by state and federal legislation and regulations.

NOTE 2 – BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles and predominant practices within the U.S. banking industry. All intercompany balances and transactions have been eliminated. The Unaudited Consolidated Financial Statements, which include the accounts of the Company and the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Unaudited Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. The accounting and reporting policies of the Company conform with U.S generally accepted accounting principles and predominant practices within the U.S. banking industry.

Certain prior-year amounts have been reclassified to conform to current year’s presentation.

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. The unaudited consolidated financial statements presented in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes to audited consolidated financial statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017.

NOTE 3 – SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

Pursuant to the Jumpstart Our Business Startups Act (“JOBS Act”), an Emerging Growth Company (“EGC”) is permitted to elect to adopt new accounting guidance using adoption dates of nonpublic entities. The Company elected delayed effective dates of recently issued accounting standards.

Accounting Standards Update (ASU) 2014‑09, Revenue from Contracts with Customers (Topic 606), implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014‑09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2016, the Financial Accounting Standards Board (“FASB”) deferred the effective date of the ASU by one year which means ASU 2014‑09 will be effective for the Company on January 1, 2019. Management is in the process of evaluating revenue streams to determine the impact the ASU could have on the Company’s operating results or financial condition and does not believe that it will have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016‑01, an amendment to Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825‑10). The objectives of the ASU are to: (1) require equity investments to be measured at fair value, with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet, (4) require the use of the exit price notion when measuring the fair value of financial instruments, and (5) clarify the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. In February 2018, the FASB issued ASU 2018‑03, Technical Corrections and Improvements to Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Liabilities, an amendment to ASU 2016‑01. The amendments clarify certain aspects of the guidance issued in ASU 2016‑01. These ASUs will be effective for the Company on January 1, 2019. The Company has evaluated the impact of ASU 2016‑01 and 2018‑03 and has concluded that they will not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842). ASU 2016‑02 requires companies that lease valuable assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, however, early adoption is permitted. Under ASU 2016‑02, the Company will recognize a right-of-use asset and a lease obligation liability on the consolidated balance sheet, which will increase the Company’s assets and liabilities. The Company is evaluating other potential impacts of ASU 2016‑02 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016‑09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objectives of the ASU are to simplify the accounting for share-based payment transactions, including the income tax consequences, the treatment of forfeitures, and the classification on the statement of cash flows. The amendments: (i) allow companies to make an entity-wide accounting policy election either to estimate the number of forfeitures expected to occur or to account for forfeitures in the compensation cost when they occur, (ii) revise the withholding requirements for classifying stock awards as equity, (iii) requires that the tax effect of any difference between the compensation cost of an award recognized for financial reporting purposes and the deduction for an award for tax purposes is recognized as an income tax expense or benefit in the income statement in the period in which the tax deduction arises, and (iv) clarifies the classification of excess tax benefits and employee taxes paid when an employer withholds shares for tax-withholding purpose on the statement of cash flows.

The Company elected to adopt ASU 2016‑09 in the second quarter of 2018 and, in accordance with the guidance, has adopted the guidance as of the beginning of the fiscal year. Under the ASU, the tax effects of awards are treated as discrete items in the reporting period in which they occur. Therefore, the tax effect of awards is not spread over the entire year through the use of the annual effective tax rate, but instead is recorded entirely in the period in which the tax deduction arose. The relevant information on restricted stock that vests and stock options that are exercised is used to compare the cumulative book expense to the tax deduction. With this information, the discrete item is calculated and recorded. The Company prospectively applied the amendment in this guidance requiring recognition of excess tax benefits and deficits in the income statement resulting in a $62,000 income tax benefit recognized in the nine months ended September 30, 2018, resulting in an effective tax rate of 31.4%.

The amendments in the ASU that require application using a modified retrospective transition method did not have an impact on the Company’s retained earnings as there were no unrecognized tax benefits that existed prior to April 1, 2018 nor were there forfeiture estimates that that impacted compensation expense. 2018 is the first year of recording any excess tax deduction that are reported as a discrete item in the quarter in which restricted stocks and stock options have or will vest or be exercised.

In June 2016, the FASB issued ASU No. 2016‑13, Financial Instruments – Credit Losses (Topic 326), which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this guidance is effective for fiscal years and interim periods beginning after December 15, 2020. Management has established a committee to evaluate the impact of ASU 2016‑13 on the Company’s financial statements. Management has also engaged a third party vendor for a software solution, which is expected to be implemented during 2018 to begin testing models and comparing results with current incurred loss estimates. Since the Bank has been using this vendor for credit analysis and stress testing solutions for over five years, sufficient loan level information should be readily available to test the Historical Loss and Migration Analysis models, among other potential modeling solutions. The Company expects to recognize a one-time cumulative adjustment to the allowance for loan losses as of the beginning of the reporting period in which the ASU takes effect, but cannot yet determine the magnitude of the impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017‑04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for the Company beginning January 1, 2021, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. Management expects that ASU 2017‑04 will not have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017‑08, Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount as discounts continue to be amortized to maturity. ASU No. 2017‑08 is effective for interim and annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The guidance includes a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Management expects that ASU 2017‑08 will not have a material impact on its consolidated financial statements.

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at September 30, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized losses (dollars in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At September 30, 2018	Cost	Gains	Losses	Fair Value
Available-for-sale
Residential mortgage-backed securities	$22,911	$1	$(787)	$22,125
Residential collateralized mortgage obligations	2,340	—	(135)	2,205
Commercial collateralized mortgage obligations	—	—	—	—
Municipal bond	1,080	3	—	1,083
CRA mutual fund	2,195	—	(118)	2,077
Total securities available-for-sale	$28,526	$4	$(1,040)	$27,490

Held-to-maturity
Residential mortgage-backed securities	$4,732	—	$(228)	$4,504
Foreign government securities	25	—	—	25
Total securities held-to-maturity	$4,757	$—	$(228)	$4,529

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2017	Cost	Gains	Losses	Fair Value
Available-for-sale
Residential mortgage-backed securities	$24,856	$70	$(242)	$24,684
Residential collateralized mortgage obligations	2,809	—	(103)	2,706
Commercial collateralized mortgage obligations	1,581	—	(31)	1,550
Municipal bond	1,098	11	—	1,109
CRA mutual fund	2,160	—	(52)	2,108
Total securities available-for-sale	$32,504	$81	$(428)	$32,157

Held-to-maturity
Residential mortgage-backed securities	$5,403	$—	$(98)	$5,305
Foreign government securities	25	—	—	25
Total securities held-to-maturity	$5,428	$—	$(98)	$5,330

The proceeds from calls of securities and the associated losses during the nine months ended September 30, 2018 were $1.5 million and $(37,000), respectively. There were no sales or calls of securities for the three months ended September 30, 2018 and for the year ended December 31, 2017.

The amortized cost and fair value of debt securities at September 30, 2018 and December 31, 2017 are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Held to Maturity		Available for Sale
At September 30, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$25	$25	$—	$—
One to five years	—	—	—	—
Five to ten years	—	—	22,018	21,205
Due after ten years	4,732	4,504	6,508	6,285
Total	$4,757	$4,529	$28,526	$27,490

	Held to Maturity		Available for Sale
At December 31, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
One to five years	25	25	1,581	1,550
Five to ten years	—	—	17,036	16,905
Due after ten years	5,403	5,305	13,887	13,702
Total	$5,428	$5,330	$32,504	$32,157

There were no securities pledged at September 30, 2018 and December 31, 2017 to secure borrowings.

At September 30, 2018 and December 31, 2017, all of the mortgage-backed securities and collateralized mortgage obligations held by the Bank were issued by U.S. Government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac.

Securities with unrealized/unrecognized losses at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized/unrecognized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 months or more		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At September 30, 2018	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Residential mortgage-backed securities	$10,826	$(236)	$11,054	$(551)	$21,880	(787)
Residential collateralized mortgage obligations	—	—	2,205	(135)	2,205	(135)
CRA mutual fund	—	—	2,077	(118)	2,077	(118)
Total securities available-for-sale	$10,826	$(236)	$15,336	$(804)	$26,162	$(1,040)

Residential mortgage-backed securities	$—	$—	$4,504	$(228)	4,504	(228)
Total securities held-to-maturity	$—	$—	$4,504	$(228)	$4,504	$(228)

	Less than 12 Months		12 months or more		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2017	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Residential mortgage-backed securities	$9,194	$(85)	$7,738	$(157)	$16,932	$(242)
Residential collateralized mortgage obligations	—	—	2,706	(103)	2,706	(103)
Commercial collateralized mortgage obligations	—	—	1,550	(31)	1,550	(31)
CRA mutual fund	—	—	2,108	(52)	2,108	(52)
Total securities available-for-sale	$9,194	$(85)	$14,102	$(343)	$23,296	$(428)

Residential mortgage-backed securities	$3,260	$(33)	$2,045	$(65)	$5,305	$(98)
Total securities held-to-maturity	$3,260	$(33)	$2,045	$(65)	$5,305	$(98)

The unrealized losses of securities are primarily due to the changes in market interest rates subsequent to purchase. The Bank does not consider these securities to be other-than-temporarily impaired at September 30, 2018 and December 31, 2017 since the decline in market value is attributable to changes in interest rates and not credit quality. In addition, the Bank does not intend to sell and does not believe that it is more likely than not that it will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no impairment loss was recognized during the three and nine months ended September 30, 2018 and for the year ended December 31, 2017.

At September 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans, net of deferred costs and fees, consist of the following as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	At September 30, 2018	At December 31, 2017
Real estate
Commercial	$893,077	$783,745
Construction	47,711	36,960
Multifamily	253,775	190,097
One-to-four family	22,795	25,568
Total real estate loans	1,217,358	1,036,370

Commercial and industrial	366,739	340,001
Consumer	116,738	44,595
Total loans	1,700,835	1,420,966
Deferred fees	(1,906)	(1,070)
Loans, net of deferred fees and unamortized costs	1,698,929	1,419,896
Allowance for loan losses	(18,493)	(14,887)
Balance at the end of the period	$1,680,436	$1,405,009

Non-performing loans include non-accrual loans and loans past due over 90 days and still accruing. Non-performing loans exclude troubled debt restructurings (“TDRs”) that are accruing and have been performing in accordance with the terms of their restructure agreement for at least six months.

Non-accrual loans and loans past due 90 days that are still accruing include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

At September 30, 2018, there were no non-accruing TDRs. There were no loans past due over 90 days and still accruing or non-accruing TDRs at December 31, 2017. The following tables present the recorded investment in non-accrual loans and TDRs by class of loans as of September 30, 2018 and December 31, 2017 (dollars in thousands):

At September 30, 2018	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Troubled Debt Restructuring
Commercial real estate	$—	$—	$1,522
Commercial & industrial	—	328	—
One-to-four family	—	—	1,088
Consumer	79	—	39
Total	$79	$328	$2,649

At December 31, 2017	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Troubled Debt Restructuring
Commercial real estate	$787	$—	$1,580
Commercial & industrial	—	—	—
One-to-four family	2,447	—	1,119
Consumer	155	—	—
Total	$3,389	$—	$2,699

Interest on non-accrual loans not recognized was $1,000 and $62,000 for the three months ended September 30, 2018 and September 30, 2017 respectively. Interest on non-accrual loans not recognized was $4,000 and $173,000 for the nine months ended September 30, 2018 and September 30, 2017 respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2018 and December 31, 2017 (dollars in thousands):

			Greater
	30-59	60-89	than 90	Total past	Current
At September 30, 2018	Days	Days	days	due	loans	Total
Commercial real estate	$—	$—	$—	$—	$893,077	$893,077
Commercial & industrial	30	63	328	421	366,318	366,739
Construction	2,535	—	—	2,535	45,176	47,711
Multifamily	—	—	—	—	253,775	253,775
One-to-four family	—	—	—	—	22,795	22,795
Consumer	113	75	30	218	116,520	116,738
Total	$2,678	$138	$358	$3,174	$1,697,661	$1,700,835

			Greater
	30-59	60-89	than 90	Total past	Current
At December 31, 2017	Days	Days	days	due	loans	Total
Commercial real estate	$836	$—	$787	$1,623	$782,122	$783,745
Commercial & industrial	85	142	—	227	339,774	340,001
Construction	—	—	—	—	36,960	36,960
Multifamily	—	—	—	—	190,097	190,097
One-to-four family	—	—	—	—	25,568	25,568
Consumer	149	21	155	325	44,270	44,595
Total	$1,070	$163	$942	$2,175	$1,418,791	$1,420,966

Troubled Debt Restructurings:

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired. Included in impaired loans at September 30, 2018 and December 31, 2017 were $2.6 million and $2.7 million of loans modified in TDRs, respectively. The Bank has allocated $20,000 in specific reserves to those customers with loans modified in TDRs as of September 30, 2018, compared to $9,000 allocated at December 31, 2017. The Bank had not committed to lend additional amounts as of September 30, 2018 and December 31, 2017 to customers with outstanding loans that are classified as TDRs. During the three months and nine months ended September 30, 2018 and 2017, there were no significant loans modified as TDRs. During the three and nine months ended September 30, 2018 and September 30, 2017 there were no payment defaults on any loans previously identified as TDRs. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

Credit Quality Indicators:

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank generally analyzes all loans over $250,000, other than one-to-four family and consumer loans, individually by classifying the loans as to credit risk at least annually. For one-to-four family loans and consumer loans, the Bank evaluates credit quality based on the aging status of the loan and by performance status. An analysis is performed on a quarterly basis for loans classified as special mention, substandard, or doubtful. The Bank uses the following definitions for risk ratings:

Special Mention - Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

Loans not meeting the criteria above are considered to be pass-rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (dollars in thousands):

		Special
At September 30, 2018	Pass	Mention	Substandard	Total
Commercial real estate	$891,556	$387	$1,134	$893,077
Commercial & industrial	366,739	—	—	366,739
Construction	47,711	—	—	47,711
Multifamily	253,775	—	—	253,775
One-to-four family	19,837	551	2,407	22,795
Consumer	116,659	—	79	116,738
Total	$1,696,277	$938	$3,620	$1,700,835

		Special
At December 31, 2017	Pass	Mention	Substandard	Total
Commercial real estate	$777,410	$4,369	$1,966	$783,745
Commercial & industrial	331,775	8,226	—	340,001
Construction	36,960	—	—	36,960
Multifamily	190,097	—	—	190,097
One-to-four family	23,121	—	2,447	25,568
Consumer	44,440	—	155	44,595
Total	$1,403,803	$12,595	$4,568	$1,420,966

The following table presents the activity in the Allowance for Loan Losses (referred herein as “ALLL”) by segment for the three and nine months ending September 30, 2018 and 2017 (dollars in thousands):

	Commercial	Commercial		Multi	One-to-four
Three months ended September 30, 2018	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$8,139	$6,053	$666	$1,557	$380	$668	$17,463
Provision/(credit) for loan losses	412	(1,264)	5	143	(44)	295	(453)
Loans charged-off	—	—	—	—	—	(54)	(54)
Recoveries	—	1,537	—	—	—	—	1,537
Total ending allowance balance	$8,551	$6,326	$671	$1,700	$336	$909	$18,493

	Commercial	Commercial		Multi	One-to-four
Three months ended September 30, 2017	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$6,487	$5,560	$557	$958	$85	$262	$13,909
Provision/(credit) for loan losses	637	443	(33)	34	2	117	1,200
Loans charged-off	—	—	—	—	—	(34)	(34)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$7,124	$6,003	$524	$992	$87	$345	$15,075

	Commercial	Commercial		Multi	One-to-four
Nine months ended September 30, 2018	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$7,136	$5,578	$519	$1,156	$138	$360	$14,887
Provision/(credit) for loan losses	1,415	(771)	152	544	198	756	2,294
Loans charged-off	—	(71)	—	—	—	(207)	(278)
Recoveries	—	1,590	—	—	—	—	1,590
Total ending allowance balance	$8,551	$6,326	$671	$1,700	$336	$909	$18,493

	Commercial	Commercial		Multi	One-to-four
Nine months ended September 30, 2017	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$5,206	$5,364	$409	$620	$109	$107	$11,815
Provision/(credit) for loan losses	1,918	859	115	372	(22)	318	3,560
Loans charged-off	—	(220)	—	—	—	(80)	(300)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$7,124	$6,003	$524	$992	$87	$345	$15,075

The following tables present the balance in the ALLL and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	Commercial	Commercial		Multi	One-to-four
At September 30, 2018	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$204	$204
Collectively evaluated for impairment	8,551	6,326	671	1,700	336	705	18,289
Total ending allowance balance	$8,551	$6,326	$671	$1,700	$336	$909	$18,493
Loans:
Individually evaluated for impairment	$1,522	$—	$—	$—	$1,088	$263	$2,873
Collectively evaluated for impairment	891,555	366,739	47,711	253,775	21,707	116,475	1,697,962
Total ending loan balance	$893,077	$366,739	$47,711	$253,775	$22,795	$116,738	$1,700,835

	Commercial	Commercial		Multi	One-to-four
At December 31, 2017	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$9	$77	$86
Collectively evaluated for impairment	7,136	5,578	519	1,156	129	283	14,801
Total ending allowance balance	$7,136	$5,578	$519	$1,156	$138	$360	$14,887
Loans:
Individually evaluated for impairment	$2,368	$—	$—	$—	$3,566	$155	$6,089
Collectively evaluated for impairment	781,377	340,001	36,960	190,097	22,002	44,440	1,414,877
Total ending loan balance	$783,745	$340,001	$36,960	$190,097	$25,568	$44,595	$1,420,966

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

The following table presents loans individually evaluated for impairment recognized as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	Unpaid Principal		Allowance for Loan
At September 30, 2018	Balance	Recorded Investment	Losses Allocated
With an allowance recorded:
One-to-four family	$—	$—	$—
Consumer	281	263	204
Total	$281	$263	$204

Without an allowance recorded:
Commercial real estate	$1,991	$1,522	$—
One-to-four family	1,365	1,088	—
Total	$3,356	$2,610	$—

	Unpaid Principal		Allowance for Loan
At December 31, 2017	Balance	Recorded Investment	Losses Allocated
With an allowance recorded:
One-to-four family	$686	$556	$9
Consumer	155	155	77
Total	$841	$711	$86

Without an allowance recorded:
Commercial real estate	$2,890	$2,368	$—
One-to-four family	3,157	3,010	—
Total	$6,047	$5,378	$—

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the three month periods ended September 30, 2018 and 2017 (dollars in thousands):

	Average Recorded	Interest Income
Three months ended September 30, 2018	Investment	Recognized
With an allowance recorded:
One-to-four family	$—	$—
Consumer	228	3
Total	$228	$3

Without an allowance recorded:
Commercial real estate	$1,528	$21
One-to-four family	1,093	14
Total	$2,621	$35

	Average Recorded	Interest Income
Three months ended September 30, 2017	Investment	Recognized
With an allowance recorded:
One-to-four family	$846	$—
Commercial and industrial	3,660	—
Consumer	96	—
Total	$4,602	$—

Without an allowance recorded:
Commercial real estate	$6,306	$50
Commercial and industrial	1,130	12
One-to-four family	1,516	37
Total	$8,952	$99

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the nine month periods ended September 30, 2018 and 2017 (dollars in thousands):

	Average Recorded	Interest Income
Nine months ended September 30, 2018	Investment	Recognized
With an allowance recorded:
One-to-four family	$139	$—
Consumer	174	5
Total	$313	$5

Without an allowance recorded:
Commercial real estate	$1,743	$83
One-to-four family	1,576	43
Total	$3,319	$126

	Average Recorded	Interest Income
Nine months ended September 30, 2017	Investment	Recognized
With an allowance recorded:
One-to-four family	$705	$—
Commercial and industrial	3,660	—
Consumer	56	4
Total	$4,421	$4

Without an allowance recorded:
Commercial real estate	$6,116	$227
Commercial and industrial	1,173	36
One-to-four family	1,041	96
Total	$8,330	$359

NOTE 6 – EARNINGS PER SHARE

The computation of basic and diluted earnings per share is shown below (dollars in thousands, except share data):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Basic
Net income per consolidated statements of income	$7,113	$3,845	$19,268	$9,044
Less: Earnings allocated to participating securities	(56)	(74)	(152)	(174)
Net income available to common stockholders	$7,057	$3,771	$19,116	$8,870

Weighted average common shares outstanding including participating securities	8,202,841	4,633,012	8,195,363	4,632,221
Less: Weighted average participating securities	(67,443)	(89,087)	(69,143)	(89,087)
Weighted average common shares outstanding	8,135,398	4,543,925	8,126,220	4,543,134

Basic earnings per common share	$0.87	$0.83	$2.35	$1.95

Diluted
Net income allocated to common stockholders	$7,057	$3,771	$19,116	$8,870

Weighted average common shares outstanding for basic earnings per common share	8,135,398	4,543,925	8,126,220	4,543,134
Add: Dilutive effects of assumed exercise of stock options	154,334	33,000	154,801	33,000
Average shares and dilutive potential common shares	8,289,732	4,576,925	8,281,021	4,576,134

Dilutive earnings per common share	$0.85	$0.82	$2.31	$1.94

All stock options for shares of common stock were considered in computing diluted earnings per common share for three months and nine months ended September 30, 2018. Stock options for 45,000 shares of common stock were not considered in computing diluted earnings per common share for three and nine months ended September 30, 2017 because they were antidilutive.

NOTE 7 - STOCK COMPENSATION PLAN

The Company has two share-based compensation plans which are described below.

Stock Option Plan

The Company established the 1999 Stock Option Plan (the “1999 Plan”), as amended, under which certain employees and directors may receive stock options. Stock options are generally granted with an exercise price equal to 100% of the fair value of the common stock at the date of grant. As of September 30, 2018 and December 31, 2017, there were no unissued shares of the Company’s common stock authorized for option grants under the Plan.

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

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities based on historical volatilities of the Company’s common stock are not significant. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. No options were granted during three and nine months ended September 30, 2018 and 2017.

A summary of the status of the Company’s stock options and the change during the nine months ended September 30, 2018 is presented below:

	Nine Months Ended September 30, 2018
	Number of	Weighted Average
	Options	Exercise Price

Outstanding, beginning of period	271,500	$19.79
Granted	—	—
Exercised	(5,000)	30.00
Cancelled/forfeited	—	—
Outstanding, end of period	266,500	$19.60
Options vested and exercisable at end of period	266,500	$19.60

Weighted average remaining contractual life (years)		4.91

Of the options exercised during the nine months ended September 30, 2018, 3000 options were a cashless exercise. There was no unrecognized compensation cost related to non-vested stock options granted under the 2009 Plan at September 30, 2018 and December 31, 2017.

There was no compensation cost related to stock option plan for the three and nine months ended September 30, 2018 and 2017.

The following table summarizes information about stock options outstanding at September 30, 2018:

	Options Outstanding
Range of Average	Number Outstanding at	Weighted Average	Weighted Average
Exercise Prices	September 30, 2018	Remaining Contractual Life	Exercise Price
$10 – 20	231,000	5.64	$18.00
$21 – 30	35,500	0.20	$30.00
$10 – 30	266,500	4.91	$19.60

Restricted Stock Awards

The Company issued restricted stock awards to certain key personnel under the 2009 Plan. Each restricted stock award vests based on vesting schedule outlined in the reward agreement. Restricted stock awards are subject to forfeiture if the holder is not employed by the Company on the vesting date. In 2013, stockholders approved an additional 300,000 shares available under the plan, and in 2016, an additional 760,000 shares were authorized. Total remaining shares issuable under the plan are 724,642 at September 30, 2018, which includes performance based stock awards discussed below. There were 8,987 restricted shares granted to the Board of Directors as directors’ fees during 2018.  These shares vested on the same day as they were awarded and the expense related to these were booked as directors’ fees expense.

As of September 30, 2018, there was $670,000 of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.58 years.

Total compensation cost that has been charged against income for this plan was $150,000 and $311,000 for the three and nine months ended September 30, 2018; and $109,000 and $306,000 for the three and nine months ended September 30, 2017, respectively.

The following table summarizes the changes in the Company’s non-vested restricted stock awards for the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2018
		Weighted Average
	Number of Shares	Grant Date Fair Value

Outstanding, beginning of period	76,104	$20.61
Granted	8,987	48.99
Forfeited	—	—
Vested	(20,301)	32.31
Outstanding at end of period	64,790	$20.88

The total fair value of shares vested was $955,000 during the nine months ended September 30, 2018, respectively.

Performance Based Stock Awards

During the nine months ended September 30, 2018, the Company established a long term incentive award program under the 2009 Equity Incentive Plan. For each award, threshold target Performance Restricted Share Units (“PRSUs”) are eligible to be earned over a three-year performance period based on the Company’s relative performance on certain measurement goals that were established at the onset of the performance period. These awards were accounted for in accordance with on guidance prescribed in ASC Topic 718, Compensation – Stock Compensation. During the nine months ended September 30, 2018, 90,000 PRSUs were awarded under the program. These units will be granted at the end of the three year performance period. The following table summarizes the changes in the Company’s non-vested PRSU awards for the nine months ended September 30, 2018 (dollars in thousands, except share information):

For the nine months ended
September 30, 2018

Weighted average service inception date fair value of award shares	$4,064,295
Minimum aggregate share payout	12,000
Maximum aggregate share payout	90,000
Likely aggregate share payout	90,000
Compensation expense recognized	$907,775

Total compensation cost that has been charged against income for this plan was $346,000 and $908,000 for the three and nine months ended September 30, 2018, respectively.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at September 30, 2018 and December 31, 2017. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain impaired loans and goodwill. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Assets and Liabilities Measured on a Recurring Basis

Assets measured on a recurring basis are limited to the Bank’s available-for-sale securities (“AFS”) portfolio. The AFS portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. The fair values for substantially all of these securities are obtained monthly from an independent nationally recognized pricing service. On a monthly basis, the Bank assesses the reasonableness of the fair values obtained by reference to a second independent nationally recognized pricing service. Based on the nature of these securities, the Bank’s independent pricing service provides prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in the Bank’s portfolio. Various modeling techniques are used to determine pricing for the Bank’s mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, the Bank obtains the models, inputs and assumptions utilized by its pricing service and reviews them for reasonableness. The Bank also owns equity securities with a carrying value of $2.1 million at September 30, 2018 and December 31, 2017, respectively, for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.

Assets measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At September 30, 2018
Residential mortgage-backed securities	$22,125	$—	$22,125	$—
Residential collateralized mortgage obligation	2,205	—	2,205	—
Municipal bond	1,083	—	1,083	—
CRA Mutual Fund	2,077	2,077	—	—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2017
Residential mortgage-backed securities	$24,684	$—	$24,684	$—
Residential collateralized mortgage obligation	2,706	—	2,706	—
Commercial collateralized mortgage obligation	1,550	—	1,550	—
Municipal bond	1,109	—	1,109	—
CRA Mutual Fund	2,108	2,108	—	—

There were no transfers between Level 1 and Level 2 during 2018.

There were no assets measured at fair value on a non-recurring basis at September 30, 2018 and December 31, 2017.

Carrying amount and estimated fair values of financial instruments at September 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At September 30, 2018	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Assets:
Cash and due from banks	$6,165	$6,165	$—	$—	$6,165
Overnight deposits	148,260	148,260	—	—	148,260
Securities available for sale	27,490	2,077	25,413	—	27,490
Securities held to maturity	4,757	—	4,529	—	4,529
Loans, net	1,680,436	—	—	1,630,967	1,630,967
Other investments					—
FRB Stock	7,233	N/A	N/A	N/A	N/A
FHLB Stock	3,912	N/A	N/A	N/A	N/A
SBA Loan Fund	5,000	N/A	N/A	N/A	N/A
Disability Opportunity Fund	500	—	—	500	500
Accrued interest receivable	5,239	—	124	5,115	5,239

Financial Liabilities:
Deposits without stated maturities	$1,438,516	$1,438,516	$—	$—	$1,438,516
Deposits with stated maturities	95,415	—	95,132	—	95,132
Federal Home Loan Bank of New York advances	60,000	—	59,769	—	59,769
Trust preferred securities payable	20,620	—	—	20,618	20,618
Subordinated debt, net of issuance cost	24,531	—	25,250	—	25,250
Accrued interest payable	918	43	650	225	918

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2017	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Assets:
Cash and due from banks	$6,790	$6,790	$—	$—	$6,790
Overnight deposits	254,441	254,441	—	—	254,441
Securities available for sale	32,157	2,108	30,049	—	32,157
Securities held to maturity	5,428	—	5,330	—	5,330
Loans, net	1,405,009	—	—	1,410,860	1,410,860
Other investments
FRB Stock	3,911	N/A	N/A	N/A	N/A
FHLB Stock	2,766	N/A	N/A	N/A	N/A
SBA Loan Fund	5,000	N/A	N/A	N/A	N/A
Certificates of deposit	2,000	2,000	—	—	2,000
Accrued interest receivable	4,421	11	116	4,294	4,421
Liabilities:
Deposits without stated maturities	$1,324,110	$1,324,110	$—	$—	$1,324,110
Deposits with stated maturities	80,245	—	80,079	—	80,079
Federal Home Loan Bank of New York advances	42,198	—	42,188	—	42,188
Trust preferred securities payable	20,620	—	—	19,997	19,997
Subordinated debt, net of issuance cost	24,489	—	25,500	—	25,500
Accrued interest payable	749	27	258	464	749

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value was immaterial as of September 30, 2018 and December 31, 2017.

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

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Loss, net of tax, for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Beginning balance	$(617)	$(73)	$(206)	$(165)
Net change in other comprehensive income (loss) before reclassification	(138)	42	(726)	204
Amounts reclassified from accumulated other comprehensive income	—	—	37	—
Tax effect	52	(16)	192	(86)
Net current period other comprehensive loss	(86)	26	(497)	118
Ending balance	$(703)	$(47)	$(703)	$(47)

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

The following off-balance-sheet financial instruments, whose contract amounts represent credit risk, are outstanding at September 30, 2018 and December 31, 2017 (dollars in thousands):

	At September 30, 2018		At December 31, 2017
		Variable		Variable
	Fixed Rate	Rate	Fixed Rate	Rate
Undrawn lines of credit	$9,007	$133,041	$39,651	$76,008
Letters of credit	24,875	—	23,741	—
	$33,882	$133,041	$63,392	$76,008

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within two years. At September 30, 2018, the Bank’s fixed rate loan commitments had interest rates ranging from 3.0% to 5.6% and the Bank’s variable rate loan commitments had interest rates ranging from 4.5% to 10.3%, with a maturity of one year or more. At December 31, 2017, the Bank’s fixed rate loan commitments had interest rates ranging from 3.5% to 9.3% and the Bank’s variable rate loan commitments had interest rates ranging from 4.5% to 8.5%, with a maturity of one year or more. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Bank or other financial institutions and securities.

The Bank’s stand-by letters of credit of $24.9 million and $23.7 million as of September 30, 2018 and December 31, 2017, respectively, are collateralized by interest-bearing accounts of $200,000 and $1.7 million as of those respective years. The stand-by letters of credit mature within one year.

NOTE 11 – SUBORDINATED DEBT

On March 8, 2017, the Company completed the issuance of its $25.0 million subordinated notes at 100% issue price to accredited institutional investors. The notes mature on March 15, 2027 and bear an interest rate of 6.25% per annum. The interest is paid semiannually on March 15 and September 15 of each year through March 15, 2022 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year.

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

Allowance for Loan Losses

The ALLL has been determined in accordance with U.S. generally accepted accounting principles, under which the Bank is required to maintain an adequate ALLL at September 30, 2018. The Bank is responsible for the timely and periodic determination of the amount of the allowance required. Management believes that the ALLL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in the Bank’s portfolio for which certain losses are probable but not specifically identifiable.

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

Results of Operations

Net income increased $3.3 million to $7.1 million, or $0.85 per diluted share, for the three months ended September 30, 2018 as compared to $3.8 million, or $0.82 for the same period in 2017. This increase was due primarily to a $4.4 million increase in net interest income and a $1.7 million decrease in the provision for loan losses partially offset by a $1.8 million increase in non-interest expense. Net income for the third quarter of 2018 included a loan loss recovery of $1.5 million resulting in a negative provision for loan losses of $453,000.

For the nine months ended September 30, 2018, net income increased $10.3 million to $19.3 million, or $2.31 per diluted share, as compared to $9.0 million, or $1.94 per diluted share, for the same period in 2017.  This increase was due primarily to a $15.6 million increase in net interest income, a $1.3 million decrease in the provision for loan losses and a $5.0 million increase in non-interest income, partially offset by an $8.9 million increase in non-interest expense and a $2.8 million increase in income tax expense.

Net Interest Income

Net interest income is the difference between interest earned on assets and interest incurred on liabilities. The following tables present analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three and nine month periods ended September 30, 2018 and September 30, 2017. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. Yields and costs were derived by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Average balances were derived from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	Three months ended September 30,
	2018				2017
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/Rate		Average Outstanding Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Loans (1)	$1,639,958	$20,255	4.90%		$1,326,923	$15,564	4.65%
Available-for-sale securities	30,033	165	2.18%		34,930	178	2.02%
Held-to-maturity securities	4,876	25	2.03%		5,844	30	2.04%
Overnight deposits	240,604	1,233	2.03%		148,756	476	1.27%
Other interest-earning assets	20,794	229	4.37%		29,379	180	2.43%
Total interest-earning assets	1,936,265	21,907	4.49%		1,545,832	16,428	4.22%
Non-interest-earning assets	42,384				102,402
Allowance for loan losses	(18,331)				(14,301)
Total assets	1,960,318				1,633,933

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$633,474	$2,045	1.28%		$576,619	$1,337	0.92%
Certificates of deposit	95,032	520	2.17%		76,506	251	1.30%
Total interest-bearing deposits	728,506	2,565	1.40%		653,125	1,588	0.96%
Borrowed funds	105,403	991	3.73%		112,651	849	2.99%
Total interest-bearing liabilities	833,909	3,556	1.69%		765,776	2,437	1.26%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	850,325				682,303
Other non-interest-bearing liabilities	22,568				68,799
Total liabilities	1,706,802				1,516,878

Stockholders' Equity	253,516				117,055
Total liabilities and equity	1,960,318				1,633,933

Net interest income		$18,351				$13,991
Net interest rate spread (2)			2.80%				2.96%
Net interest-earning assets	$1,102,356				$780,056
Net interest margin (3)			3.76%				3.59%
Ratio of interest earning assets to interest bearing liabilities			2.32	x			2.02	x

	Nine months ended September 30,
	2018			2017
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Loans (1)	$1,550,278	$55,467	4.78%	$1,192,463	$40,811	4.58%
Available-for-sale securities	30,661	489	2.13%	35,782	548	2.05%
Held-to-maturity securities	5,095	80	2.09%	6,099	94	2.06%
Overnight deposits	272,039	3,810	1.87%	117,399	957	1.09%
Other interest-earning assets	30,768	756	3.28%	29,817	519	2.33%
Total interest-earning assets	1,888,841	60,602	4.29%	1,381,560	42,929	4.15%
Non-interest-earning assets	42,084			59,733
Allowance for loan losses	(16,823)			(12,979)
Total assets	1,914,102			1,428,314

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$566,396	$4,663	1.10%	$562,539	$3,562	0.85%
Certificates of deposit	84,244	1,139	1.81%	79,494	754	1.27%
Total interest-bearing deposits	650,640	5,802	1.19%	642,033	4,316	0.90%
Borrowed funds	90,241	2,534	3.75%	111,480	2,061	2.47%
Total interest-bearing liabilities	740,881	8,336	1.50%	753,513	6,377	1.13%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	902,495			542,200
Other non-interest-bearing liabilities	22,178			18,704
Total liabilities	1,665,554			1,314,417

Stockholders' Equity	248,548			113,897
Total liabilities and equity	1,914,102			1,428,314

Net interest income		$52,266			$36,552
Net interest rate spread (2)			2.79%			3.02%
Net interest-earning assets	$1,147,960			$628,047
Net interest margin (3)			3.70%			3.54%
Ratio of interest earning assets to interest bearing liabilities			2.55			1.83

(1)	Amount includes deferred loan fees and non-performing loans.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

For the quarter ended September 30, 2018, net interest income was $18.4 million, an increase of $4.4 million or 31.4%, as compared to $14.0 million for the third quarter of 2017. Net interest margin increased by 17 basis points to 3.76% for the third quarter of 2018 as compared to 3.59% for the third quarter of 2017.  This improvement was mainly the result of a $4.7 million increase in interest on loans and a $757,000 increase in interest on overnight deposits. Net interest margin also benefited from the effect of an increase in average non-interest-bearing deposits as a percentage of total average deposits in the third quarter of 2018 as compared to the third quarter of 2017.  Average non-interest-bearing deposits increased $168.0 million to $850.3 million in the third quarter of 2018, compared to $682.3 million in the third quarter of 2017 and accounted for 54% of average total deposits during the third quarter of 2018 as compared to 51% during the third quarter of 2017.  Average interest-earning assets increased $390.4 million for the third quarter of 2018 as compared to the third quarter of 2017, due primarily to a $313.0 million increase in average loans and a $91.8 million increase in average overnight deposits.

For the nine months ended September 30, 2018, net interest income was $52.3 million, an increase of $15.7 million or 42.9%, as compared to $36.6 million for the same period in 2017. Net interest margin increased 16 basis points to 3.70% for the nine months ended September 30, 2018 as compared to 3.54% for the same period in 2017. This increase was primarily the result of an increase of $14.7 million in interest on loans to $55.5 million for the nine months ended September 30, 2018 as compared to $40.8 million for the nine months ended September 30, 2017. In addition, interest income on overnight deposits increased $2.9 million to $3.8 million for the nine months ended September 30, 2018 as compared to $957,000 for the nine months ended September 30, 2017. Net interest margin also benefited from the effect of an increase in average non-interest-bearing deposits as a percentage of total average deposits at September 30, 2018 as compared to the same period in 2017.  Average non-interest-bearing deposits increased $360.3 million to $902.5 million at September 30, 2018, compared to $542.2 million for the same period in 2017 and accounted for 58% of average total deposits at September 30, 2018 as compared to 46.0% for the same period in 2017. Average interest-earning assets increased $507.3 million to $1.89 billion for the nine months ended September 30, 2018 as compared to $1.38 billion for the same period in 2017. Average overnight deposits included approximately $227.1 million of funds from the settlement accounts of digital currency customer relationships.

Interest Income

For the third quarter of 2018, total interest income amounted to $21.9 million, an increase of $5.5 million or 33.5% as compared to $16.4 million for the third quarter of 2017. This increase was due primarily to a $4.7 million increase in interest on loans and a $757,000 increase in interest on overnight funds. Overnight funds consist primarily of balances held at the Federal Reserve. The increase in interest income on loans was due primarily to a $313.0 million increase in the average balance of loans to $1.64 billion for the third quarter of 2018 as compared to $1.33 billion for the third quarter of 2017. In addition, the average yield earned on loans increased 25 basis points to 4.90% as compared to 4.65% for those same periods. The increase in interest income on overnight funds was due to a $91.8 million increase in the average balance to $240.6 million for the third quarter of 2018 as compared to $148.8 million for the third quarter of 2017. The average yield earned on overnight deposits increased 76 basis points to 2.03% for the third quarter of 2018 as compared to 1.27% for the third quarter of 2017.

Total interest income amounted to $60.6 million for the nine months ended September 30, 2018, an increase of $17.7 million as compared to $42.9 million for the same period in 2017. This increase was due primarily to a $14.7 million increase in interest on loans and a $2.9 million increase in interest on overnight funds. Interest income on loans was $55.5 million for the nine months ended September 30, 2018 as compared to $40.8 million for the nine months ended September 30, 2017. The increase in interest income on loans was due to a $357.8 million increase in the average balance of loans to $1.55 billion as compared to $1.19 billion for those same periods. In addition, the average yield earned on loans increased 20 basis points to 4.78% from 4.58% for those same respective periods. Interest income on overnight deposits was $3.8 million for the nine months ended September 30, 2018 as compared to $957,000 for the nine months ended September 30, 2017. The increase in interest income on overnight funds was due to a $154.6 million increase in the average balance to $272.0 million for the nine months ended September 30, 2018 as compared to $117.4 million for the same period in 2017. The average yield earned on overnight deposits increased 78 basis points to 1.87% as compared to 1.09% for those same respective periods. Average overnight deposits included approximately $110.6 million of funds from the settlement accounts of digital currency customer relationships.

Interest Expense

For the third quarter of 2018, total interest expense was $3.6 million, an increase of $1.1 million or 45.8%, as compared to the third quarter of 2017. This increase was due primarily to an increase of 44 basis points in the average rate paid on interest-bearing deposits to 1.40% for the third quarter of 2018 as compared to 0.96% for the third quarter of 2017 and an increase in the average balance of total interest-bearing deposits to $728.5 million for the third quarter of 2018 as compared to $653.1 million for the third quarter of 2017.

For the third quarter of 2018, interest expense on borrowed funds totaled $991,000 as compared to $849,000 for the same period in 2017. The average balance of borrowed funds decreased $7.2 million to $105.4 million as compared to $112.7 million for the third quarter of 2017. The impact of the decrease in average balances was partially offset by an increase of 74 basis points in the cost of borrowings. The average cost of borrowings was 3.73% and 2.99% for the third quarters of 2018 and 2017, respectively. The cost of borrowings increased primarily due to increased market interest rates.

For the nine months ended September 30, 2018, total interest expense was $8.3 million as compared to $6.4 million for the same period in 2017. This increase was due primarily to an increase of $1.5 million in interest expense on interest-bearing deposits and an increase of $473,000 in interest expense on borrowings. The increase in interest on deposits was due to an increase of 29 basis points in the average rate paid on interest-bearing deposits to 1.19% for 2018 as compared to 0.90% for the same period in 2017. In addition, the average balance of interest-bearing deposits increased $8.6 million to $650.6 million for the nine months ended September 30, 2018 as compared to $642.0 million for the same period on 2017.

For the nine months ended September 30, 2018, average borrowings decreased $21.2 million to $90.2 million as compared to $111.5 million for the same period in 2017. The impact of the decrease in average balances was offset by an increase of 128 basis points in the cost of borrowing to 3.75% for the nine months ended September 30, 2018 as compared to 2.47% for the nine months ended September 30, 2017, respectively. The increase in the average cost of borrowings reflects the effect of the issuance in March 2017 of $25.0 million in subordinated notes bearing an interest rate of 6.3%, which impacted the full nine months of 2018 and only six months of the nine month period in 2017. Additionally, the cost of borrowings increased due to increased market interest rates related to the Bank’s FHLB advances.

Provision for Loan Losses

The provision for loan losses was $(453,000) for the third quarter of 2018 as compared to $1.2 million for the third quarter of 2017. This decrease was primarily due to a recovery of $1.5 million related to previously charged-off loans. The provision for loan losses for the nine months ended September 30, 2018 was $2.3 million as compared to $3.6 million for the same period in 2017. This decrease was due primarily to the loan loss recovery.

For additional information about the provision for loan losses, see the discussion of asset quality and the ALLL later in this report, as well as in Note 5 to the unaudited consolidated financial statements included in this report.

Non-Interest Income

Non-interest income decreased by $194,000 to $2.0 million in the third quarter of 2018 as compared to $2.2 million for the third quarter of 2017. This decrease was primarily due to decreases of $143,000 in service charges on deposits and $284,000 in other service charges and fees, partially offset by an increase in debit card income of $233,000.  The decrease in service charges on deposits was primarily due to a decline of $130,000 in wire fees related to transactions by digital currency customers. The decrease in other service charges and fees was due primarily to the receipt in 2017 of a $100,000 recovery of a charge-off related to a deposit customer.

For the nine months ended September 30, 2018, non-interest income increased by $5.0 million to $10.0 million as compared to $5.0 million for the same period in 2017.  This increase was primarily due to increases of $1.8 million in service charges on money market accounts, $1.1 million in prepaid debit card income and $2.1 million in other service charges and fees. The increase in service charges on money market accounts was due primarily to an increase in the number and balance of these deposits. The increase in the prepaid debit card income is a reflection of the growth in the debit card business and a termination fee of $500,000 received in 2018 for a discontinued relationship.

The increase in other service charges and fees for the nine months ended September 30, 2018 is primarily due to an increase of $2.0 million in foreign currency conversion fees related to our customers in the digital currency industry.  Foreign currency conversion fees were at an elevated level during the fourth quarter of 2017 and the first quarter of 2018, as customers, particularly those in the digital currency business, were transferring funds from their global corporate accounts back into their U.S. dollar accounts with the Bank.

Non-Interest Expense

Non-interest expense increased $1.8 million to $10.4 million during the third quarter of 2018 as compared to $8.6 million for the third quarter of 2017.  Compensation and benefits increased $1.5 million to $6.3 million for the third quarter of 2018 as compared to $4.8 million for the third quarter of 2017.  This increase was due, primarily, to an increase of 16 full-time equivalent employees for the third quarter of 2018 as compared to the third quarter of 2017.  Data processing fees increased $410,000 to $847,000 for the third quarter of 2018 as compared to the third quarter of 2017, primarily due to increased costs to support our balance sheet growth.

For the nine months ended September 30, 2018, non-interest expense increased $8.9 million to $31.9 million as compared to $23.0 million for the same period in 2017. Compensation and benefits increased $5.0 million to $18.7 million for the nine months ended September 30, 2018 as compared to $13.7 million for the same period in 2017. This increase was due primarily to the increase in full-time equivalent employees. For those same periods, data processing fees increased $2.0 million to $3.0 million due primarily to costs related to wire transfer activity as well as costs to support our balance sheet growth.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

The Company had total assets of $1.93 billion at September 30, 2018, compared with $1.76 billion on December 31, 2017. Loans, net of deferred fees and unamortized costs increased to $1.70 billion at September 30, 2018 as compared to $1.41 billion at December 31, 2017. For the three and nine months ended September 30, 2018, the Bank originated or purchased loans of $146.9 million and $528.2 million, respectively, as compared to $137.3 million and $417.6 million for the same periods in 2017.

Total deposits increased $130.0 million, or 9.3%, to $1.53 billion at September 30, 2018 as compared to $1.40 billion at December 31, 2017.  This was due to an increase of $169.4 million in interest-bearing deposits partially offset by a decrease of $35.1 million in non-interest-bearing deposits.

The Bank has developed money market products that are tiered to provide large depositors with an indexed rate that is based on the expected duration and minimum deposit balances. While these deposits may increase the average cost of deposits in the future, their repfricing characteristics match the repricing characteristics of our variable-rate loans and is a component of our management of net interest margin.

Total stockholders’ equity was $257.3 million on September 30, 2018 compared to $236.9 million at December 31, 2017. The Company completed an Initial Public Offering (IPO) in November 2017 resulting in 8,196,310 shares outstanding at December 31, 2017. Total proceeds from the IPO, net of issuance costs, were $114.8 million. There were 8,207,234 shares outstanding at September 30, 2018.

Loans

At September 30, 2018, gross loans were $1.70 billion, or 88.1% of total assets, compared to $1.42 billion, or 80.7% of total assets, at December 31, 2017. The following table sets forth the composition of the Bank’s loan portfolio, by type of loan at the dates indicated (dollars in thousands):

	At September 30, 2018	At December 31, 2017
Real Estate:
Commercial	$893,077	$783,745
Construction	47,711	36,960
Multifamily	253,775	190,097
One-to-four family	22,795	25,568
Commercial and industrial	366,739	340,001
Consumer	116,738	44,595
Total loans receivable	$1,700,835	$1,420,966

Loans, net of deferred fees and unamortized costs increased to $1.7 billion at September 30, 2018 as compared to $1.4 billion at December 31, 2017. The increase in loans is primarily due to loan originations of $528.2 million during 2018, offset by repayments and amortization of $248.3 million. For the three and nine months ended September 30, 2018, the Bank originated or purchased loans of $146.9 million and $528.2 million, respectively, as compared to $137.3 million and $417.6 million for the same periods in 2017.

Asset Quality

Non-Performing Assets

Non-performing assets consist of non-accrual loans, non-accrual TDRs and other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure. At September 30, 2018 and December 31, 2017, the Bank had no non-performing TDRs and no foreclosed real estate. The past due status on all loans is based on the contractual terms of the loan. It is generally the Bank’s policy that a loan 90 days past due be placed in non-accrual status unless factors exist that would eliminate the need to place a loan in this status. A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. At the time loans are placed in non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed. All payments received on non-accrual loans are applied to principal. Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Bank expects to receive all of its original principal and interest. In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept in non-accrual status until the entire principal balance has been recovered.

The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2018	December 31, 2017
Non-performing assets:
Non-accrual loans:
Real Estate:
Commercial	$—	$787
One-to-four family	—	2,447
Commercial and industrial	—	—
Consumer	79	155
Total non-accrual loans	$79	$3,389
Accruing loans 90 days or more past due	328	—
Total non-performing assets	$407	$3,389

Allowance for loan losses	$18,493	$14,887
Allowance for loan losses as % of loans outstanding	1.09%	1.05%

Ratios:
Total non-accrual loans to total loans	0.00%	0.24%
Total non-accrual loans to total assets	0.00%	0.19%
Total non-performing loans to total loans	0.02%	0.24%
Total non-performing assets to total assets	0.02%	0.19%

Interest income that would have been recorded for the quarters ended September 30, 2018 and 2017, had non-accrual loans been current according to their original terms, amounted to $1,000 and $62,000, respectively.

Interest income that would have been recorded for the nine months ended September 30, 2018 and 2017, had non-accrual loans been current according to their original terms, amounted to $4,000 and $173,000, respectively.

Interest income that would have been recorded for the quarters and nine months periods ended September 30, 2018 and 2017, had TDRs been current according to their original terms, was immaterial.

Non-Performing Loans

Non-performing loans totaled $407,000 at September 30, 2018, or 0.02% of total loans, compared with $3.4 million at December 31, 2017, or 0.24% of total loans. The decrease in non-performing loans at September 30, 2018 was primarily due to one residential real estate loan. This loan became performing during the first quarter of 2018 as the borrower continued to make scheduled payments for six months before being designated as accruing and was removed from non-accrual status in accordance with Bank policy. Non-performing assets, as a percentage of total assets, was 0.02% at September 30, 2018, compared with 0.19% of total assets at December 31, 2017.

Accruing Loans Past due 90 Days or More

Loans accruing past due 90 days or more at September 30, 2018 amounted to $328,000. There were no accruing loans past due 90 days or more at December 31, 2017.

Troubled Debt Restructurings

The Bank works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Bank has modified the terms of select loans to maximize their collectability. The modified loans are considered TDRs under current accounting guidance. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. The Company had no non-accrual TDRs at September 30, 2018 or December 31, 2017. As of September 30, 2018, the Bank had $2.6 million of accruing TDRs, as compared to $2.7 million in accruing TDRs as of December 31, 2017. These loans were performing in accordance with their restructured terms.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. Impaired loans at September 30, 2018 totaled $2.9 million, including TDRs of $2.6 million, as compared to impaired loans of $6.1 million at December 31, 2017, including TDRs of $2.7 million. The decrease in impaired loans was primarily due to a residential real estate loan that became current in the first quarter of 2018.

The majority of the Company’s impaired loans are secured and measured for impairment based on collateral evaluations. It is the Company’s policy to obtain updated appraisals, by independent third parties, on loans secured by real estate at the time a loan is determined to be impaired. An impairment measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation or charge-off. In determining the amount of any specific allocation or charge-off, the Company will make adjustments to reflect the estimated costs to sell the property. Upon receipt and review of the updated appraisal, an additional measurement is performed to determine if any adjustments are necessary to reflect the proper provisioning or charge-off. Impaired loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allocation or recognition of additional charge-offs. Real estate values in the Company’s market area have been holding steady. Non-real estate collateral may be valued using (i) an appraisal, (ii) net book value of the collateral per the borrower’s financial statements, or (iii) accounts receivable aging reports, that may be adjusted based on management’s knowledge of the client and client’s business. If market conditions warrant, future appraisals are obtained for both real estate and non-real estate collateral.

Allowance for Loan Losses

The ALLL is an amount that management believes will be adequate to absorb probable incurred losses on existing loans. The ALLL is established based on management’s evaluation of the probable incurred losses inherent in the Bank’s portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances.

The ALLL was $18.5 million at September 30, 2018, as compared to $14.9 million at December 31, 2017. The ratio of ALLL to total loans was 1.09% at September 30, 2018, as compared to 1.05% at December 31, 2017. Net (recoveries) charge-offs for the three month periods ended September 30, 2018 and 2017 were $(1.5) million and $34,000 respectively. Net charge-offs for the nine months ended September 30, 2018 and 2017 were $(1.3) million and $300,000 respectively. The net recovery for 2018 was due primarily to a recovery of $1.5 million on loans previously charged-off.

Summary of Loan Loss Experience

The following tables present a summary by loan portfolio segment of the ALLL, loan loss experience, and provision for loan losses for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$17,463	$13,909	$14,887	$11,815
Charge-offs:
Real Estate:
Commercial	—	—	—	—
One-to-four family	—	—	—	—
Commercial and industrial	—	—	(71)	(220)
Consumer	(54)	(34)	(207)	(80)
Total charge-offs	(54)	(34)	(278)	(300)
Recoveries:
Real Estate:
Commercial and industrial	1,537	—	1,590	—
Total recoveries	1,537	—	1,590	—

Net recoveries (charge-offs)	1,483	(34)	1,312	(300)
Provision for loan losses	(453)	1,200	2,294	3,560
Balance at end of period	18,493	15,075	18,493	15,075

Annualized ratio of net charge-offs to average loans outstanding	(0.36)%	0.01%	(0.11)%	0.03%

Deposits

The table below summarizes the Company’s deposit composition by segment for the periods indicated (dollars in thousands):

	At September 30, 2018	At December 31, 2017
Non-interest-bearing demand deposits	$772,754	$812,616
Money market	646,985	484,470
Savings accounts	18,777	27,024
Time deposits	95,415	80,245
Total	$1,533,931	$1,404,355

Total deposits increased $130.0 million, or 9.3%, to $1.53 billion at September 30, 2018 from $1.40 billion at December 31, 2017. This was due to an increase of $162.5 million in interest-bearing deposits partially offset by a decrease of $39.9 million in non-interest-bearing deposits.

Deposit balances at September 30, 2018 that were related to the corporate accounts of the digital currency businesses amounted to  $47.7 million and represented 3.1% of the total deposit base while the settlement accounts amounted to

$110.6 million and represented 7.2% of the total deposit base. At December 31, 2017, related to the digital currency corporate accounts were $95.4 million and represented 6.8% of the total deposit base while that of the settlement accounts was $213.2 million and represented 15.9% of the total deposit base. Prior to October 2018, the Company’s policy was to not use settlement account balances for funding purposes such as the origination of loans or purchase of securities.  Instead, these settlement account balances were kept in overnight funds with the FRB and earned interest at the overnight Fed Funds rate.  In October 2018, the Company revised its policy to allow the Bank to use up to 50% of settlement account balances, subject to certain limitations, for general funding purposes, such as the origination of loans or purchase of securities.

The Company’s deposit strategy is to fund the Bank with stable, low-cost deposits, primarily checking account deposits and other low interest-bearing deposit accounts. A checking account is the driver of a banking relationship and consumers consider the bank where they have their checking account as their primary bank. These customers will typically turn to their primary bank first when in need of other financial services. Strategies that have been developed and implemented to generate these deposits include: (i) acquiring deposits by deepening existing relationships and entering new markets through de novo branching or branch acquisitions, (ii) training branch employees to identify and meet client financial needs with Bank products and services, (iii) linking business loans to the customer’s primary checking account at the Bank, (v) continuing to develop the debit card issuing business that generates non-interest bearing deposits, and (vi) constantly monitoring the Company’s pricing strategies to ensure competitive products and services.

The Bank has developed money market products that are tiered to provide large depositors with an indexed rate that is based on the expected duration and minimum deposit balances. While these deposits may increase the average cost of deposits in the future, their repricing characteristics match the repricing characteristics of our variable-rate loans and is a component of our management of net interest margin.

Borrowings

At September 30, 2018, FHLB advances amounted to $60.0 million as compared to $42.2 million at December 31, 2017.

At September 30, 2018, the Bank had the ability to borrow a total of $188.3 million from the FHLBNY. The Bank also had an available line of credit with the Federal Reserve Bank of New York (“FRBNY”) discount window of $133.2 million. At December 31, 2017, the Bank had the ability to borrow a total of $263.4 million from the FHLBNY. At December 31, 2017, the Bank also had an available line of credit with the FRBNY discount window of $92.9 million.

On December 7, 2005, the Company established MetBank Capital Trust I, a Delaware statutory trust (“Trust I”). The Company owns all of the common capital securities of Trust I in exchange for contributed capital of $310,000. Trust I issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust I’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust I, mature on December 9, 2035 and bear interest at a fixed rate of 6.82% for the first five years, then at a floating rate of 3‑month LIBOR plus 1.85%. The Debentures are callable after five years.

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

Stockholders’ Equity

Total stockholders’ equity increased $20.4 million, or 8.6%, to $257.3 million at September 30, 2018, from $236.9 million at December 31, 2017. The increase was primarily due to $19.3 million in net income.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations. In the ordinary course of its operations, the Bank enters into certain contractual obligations.

The following table presents the Company’s contractual obligations as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	Less Than One Year	More than One year Through Three Years	More Than Three Years Through Five Years	Over Five Years	Total
At September 30, 2018
Operating lease obligations	$2,753	$5,094	$4,012	$5,403	$17,262
Trust preferred securities payable	—	—	—	20,620	20,620
Subordinated debt, net of issuance costs	—	—	—	24,531	24,531
Federal Home Loan Bank of New York advances	60,000	—	—	—	60,000
Time deposits	61,271	33,675	469	—	95,415
Total	$124,024	$38,769	$4,481	$50,554	$217,828

At December 31, 2017
Operating lease obligations	$2,753	$5,491	$4,330	$6,754	$19,328
Trust preferred securities payable	—	—	—	20,620	20,620
Subordinated debt, net of issuance costs	—	—	—	24,489	24,489
Federal Home Loan Bank of New York advances	42,198	—	—	—	42,198
Time deposits	63,245	16,287	713	—	80,245
Total	$108,196	$21,778	$5,043	$51,863	$186,880

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

The following table presents a summary of the Bank’s commitments and contingent liabilities as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	At September 30, 2018		At December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Undrawn lines of credit	$9,007	$133,041	$39,651	$76,008
Letters of credit	24,875	—	23,741	—
	$33,882	$133,041	$63,392	$76,008

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

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At September 30, 2018 and December 31, 2017, cash and cash equivalents totaled $154.4 million and $261.2 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $27.5 million at September 30, 2018 and $32.2 million at December 31, 2017.

The Bank has no material commitments or demands that are likely to affect its liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, the Bank could access its borrowing capacity with the FHLBNY or obtain additional funds through brokered certificates of deposit.

At September 30, 2018, the Bank had $142.0 million in loan commitments in the form of unused lines of credit. It also had $24.9 million in standby letters of credit at September 30, 2018. At December 31, 2017, the Bank had $115.7 million in loan commitments outstanding and $23.7 million in standby letters of credit.

Time deposits due within one year of September 30, 2018 totaled $61.3 million, or 4.0% of total deposits. Total time deposits were $95.4 million or 6.2% of total deposits at September 30, 2018. Time deposits due within one year of December 31, 2017 totaled $63.2 million, or 4.5% of total deposits. Total time deposits were $80.2 million or 5.7% of total deposits at December 31, 2017.

The Bank’s primary investing activities are the origination, and to a lesser extent purchase, of loans and the purchase of securities. During the nine months ended September 30, 2018 and 2017, the Bank originated or purchased $528.2 million and $417.6 million of loans, respectively. During the nine months ending September 30, 2018, the Bank purchased $1.8 million of securities available for sale. During the year ended December 31, 2017, the Bank originated or purchased $762.2 million of loans and purchased $1.5 million of securities.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. The Bank experienced an increase in total deposits of $130.0 million and $494.9 million for the nine months ended September 30, 2018 and 2017, respectively. It generated deposits from businesses and individuals through client referrals and other relationships and through its retail presence. Management believes that the Bank has a very stable core deposit base due primarily to its cash management solutions for middle-market businesses as it strongly encourages and is generally successful in having its business borrowers maintain their entire banking relationship with it. The high level of transaction accounts is expected to be maintained. The Bank has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds. Since inception, the Bank has not had the need to borrow significantly from the FHLBNY. It has been able to use the cash generated from the increases in deposits to fund loan growth in recent periods.

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

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At September 30, 2018 and December 31, 2017, the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Bank reviews capital levels on a monthly basis.

	At September 30, 2018	At December 31, 2017	At December 31, 2016	Minimum Ratio to be “Well Capitalized”	Minimum Ratio Required for Capital Adequacy Purposes

The Company:
Tier 1 leverage ratio	13.7%	13.7%	10.5%	N/A	4.0%
Common equity tier 1	13.9%	15.3%	10.8%	N/A	4.5%
Tier 1 risk-based capital ratio	15.4%	17.1%	11.3%	N/A	8.0%
Total risk-based capital ratio	17.9%	19.9%	12.5%	N/A	6.0%

The Bank
Tier 1 leverage ratio	14.7%	14.7%	10.4%	5.0%	4.0%
Common equity tier 1	16.5%	18.4%	11.3%	6.5%	4.5%
Tier 1 risk-based capital ratio	16.5%	18.4%	11.3%	10.0%	8.0%
Total risk-based capital ratio	17.6%	19.4%	12.4%	8.0%	6.0%

Basel III revised the capital adequacy requirements and the Prompt Corrective Action Framework effective January 1, 2015 for the Bank. When fully phased in on January 1, 2019, the Basel Rules will require the Company and the Bank to maintain a 2.5% “capital conservation buffer” on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets, or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level. The buffer was 1.25% and 1.875% at December 31, 2017 and September 30, 2018, respectively, and will be fully implemented at 2.5% on January 1, 2019.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”), banking regulatory agencies adopted a revised definition of “well capitalized” for financial institutions and holding companies with assets of less than $10 billion and that are not determined to be ineligible by their primary federal regulator due to their risk profile (a “Qualifying Community Bank”). The new definition expanded the ways that a Qualifying Community Bank may meet its capital requirements and be deemed “well capitalized.” The new rule establishes a “community bank leverage ratio” equal to the tangible equity capital divided by the average total consolidated assets. A Qualifying Community Bank that exceeds a to-be-determined threshold for this new leverage ratio, which regulators must set at between 8% and 10%, are considered to be well capitalized and to have met generally applicable leverage capital requirements, generally applicable risk-based capital requirements, and any other capital or leverage requirements to which such financial institution or holding company is subject.

In addition, as a result of the Act, the Federal Reserve Board amended its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant nonbanking activities, (ii) do not conduct significant off-balance sheet activities, and (3) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, are no longer subject to regulatory capital requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General. The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The Board of Directors of the Company has oversight of the Bank’s asset and liability management function, which is managed by the Bank’s Asset/Liability Management Committee (“ALCO”). The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That group also reviews liquidity, capital, deposit mix, loan mix and investment positions.

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

Net Interest Income At-Risk. The Bank analyzes its sensitivity to changes in interest rates through a net interest income simulation model. It estimates what net interest income would be for a one-year period based on current interest rates, and then calculates what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning September 30, 2018 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

Although the net interest income table below provides an indication of interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results. The following table indicates the sensitivity of projected annualized net interest income to the interest rate movements described above at September 30, 2018 (dollars in thousands):

At September 30, 2018
Change in Interest Rates (basis points)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
400	$82,488	12.17%
300	80,278	9.17%
200	78,028	6.11%
100	75,928	3.25%
—	73,536	—
-100	70,971	(3.49)%

The table above indicates that at September 30, 2018, in the event of a 200 basis point increase in interest rates, the Company would experience a 6.11% increase in net interest income. In the event of a 100 basis point decrease in interest rates, it would experience a 3.49% decrease in net interest income.

Economic Value of Equity Analysis

The Bank analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates.

The table below represents an analysis of interest rate risk as measured by the estimated changes in economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +300 and +400 basis points and -100 basis points) at September 30, 2018 (dollars in thousands):

		Estimated Increase (Decrease) in		EVE as a Percentage of Fair
		EVE		Value of Assets (3)
Change in					Increase
Interest Rates					(Decrease)
(basis points) (1)	Estimated EVE (2)	Dollars	Percent	EVE Ratio (4)	(basis points)
+400	$282,891	$(36,280)	(11.37)%	16.08	(0.78)
+300	290,793	(28,378)	(8.89)%	16.25	(0.61)
+200	298,425	(20,746)	(6.50)%	16.40	(0.46)
+100	311,205	(7,966)	(2.50)%	16.75	(0.11)
—	319,171	—	—	16.86	—
-100	319,227	56	0.02%	16.58	(0.28)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from the Company’s liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

The table above indicates that at September 30, 2018, in the event of a 100 basis point decrease in interest rates, the Company would experience a 0.02% increase in its economic value of equity. In the event of a 200 basis points increase in interest rates, it would experience a decrease of 6.50% in economic value of equity.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and the Chief Financial Officer, who is the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018 pursuant to Rule 13a‑15 of the Exchange, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2018. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this quarterly report, the reader should carefully consider the factors discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10‑K filed with the SEC on March 28, 2018. The Company’s evaluation of the risk factors applicable to it has not changed materially from those disclosed in the Annual Report on Form 10‑K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Index of Exhibits that follows

EXHIBIT INDEX

31.1	Certification of the Principal Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a‑14(a).

31.2	Certification of the Principal Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a‑14(a).

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

Metropolitan Bank Holding Corp. and Subsidiary

Date: November 13, 2018	By:	/s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: November 13, 2018	By:	/s/ Anthony J. Fabiano

Anthony J. Fabiano

Executive Vice President and Chief Financial Officer