Form 10-K
period 2018-12-31
Metropolitan Bank Holding Corp.
filed 2019-03-13
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001‑38282

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). YES ☐   NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2018, as reported by the New York Stock Exchange, was approximately $340.2 million.

As of March 11, 2019, there were issued and outstanding 8,263,293 shares of the Registrant’s Common Stock.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders (Part III).

i

NOTE ABOUT FORWARD LOOKING STATEMENTS

This Annual Report on Form 10‑K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements reflect the Metropolitan Bank Holding Corp.’s (the “Company”) current views with respect to, among other things, future events and the Company’s financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “attribute,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Accordingly, the Company cautions that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

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

PART I

Item 1.  Business

The Company is a bank holding company headquartered in New York, New York and registered under the Bank Holding Company Act (“BHC Act”). Through its wholly owned bank subsidiary, Metropolitan Commercial Bank (the “Bank” or “Metropolitan”), a New York state chartered bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals in the New York metropolitan area. The Company’s founding members, including the Chief Executive Officer Mark DeFazio, recognized a need in the New York metropolitan area for a solutions oriented, relationship bank focused on middle market companies and real estate entrepreneurs who require loans of  $2 million to $20 million, which is a size often overlooked or deprioritized by larger financial institutions. The Bank was established in 1999 with the goal of helping these under-served clients build and sustain wealth. Its motto, “The Entrepreneurial Bank,” is a reflection of the Bank’s aspiration to develop a middle-market bank that shares the same entrepreneurial spirit of its clients. By combining the high-touch service and relationship-based focus of a community bank with the extensive suite of financial products and services offered by its largest competitors, Metropolitan is well-positioned to continue to capitalize on the significant growth opportunities available in the New York metropolitan area. In addition to traditional commercial banking products, the Company offers cash management and retail banking services, and serves as an issuing bank for third-party debit card programs nationwide. The Bank has developed various deposit gathering strategies, which generate the funding necessary to operate without a large bank franchise.

These activities, together with six strategically located banking centers, generate a stable source of low cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. As of December 31, 2018, the Company’s assets, loans, deposits and stockholders’ equity totaled $2.18 billion, $1.87 billion, $1.66 billion and $264.5 million, respectively.

As a bank holding company, the Company is subject to the supervision of the Board of Governors of the Federal Reserve System (“FRB”). The Company is required to file with the FRB reports and other information regarding its business operations and the business operations of its subsidiaries. As a state-chartered bank that is a member of the FRB, the Bank is subject to Federal Deposit Insurance Corporation (“FDIC”)  regulations as well as primary supervision, periodic examination and regulation by the New York State Department of Financial Services (“NYSDFS”) as the state regulator and by the FRB as its primary federal regulator.

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

As an EGC, the Company is not required to, and does not hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An EGC also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation. Finally, as an EGC, the Company has elected to comply with new or amended accounting pronouncements on a delayed basis in the same manner as a private company.

A company loses EGC status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of  $1.07 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.05 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Amendments to the SEC’s Smaller Reporting Company Definition

On June 28, 2018, the SEC adopted amendments to its regulations that raise the thresholds of which entities would be defined as a “smaller reporting company,” which permits scaled disclosure under Regulation S-K and Regulation S-X. The amendments to the smaller reporting company definition became effective on September 10, 2018. Under the new definition of “smaller reporting company,” a company with less than $250 million of public float will be eligible to provide scaled disclosures. Additionally, companies with less than $100 million in annual revenues and either no public float or a public float that is less than $700 million will also be eligible to provide scaled disclosures. Under the revised “smaller reporting company” definition, the Company would be permitted to provide scaled disclosure under Regulation S-K and Regulation S-X.

It is difficult at this time to predict whether the SEC may implement additional amendments to its regulations with respect to disclosure requirements and what effect, if any, those future regulations will have on the Company or the Bank.

The Company has elected to take advantage of certain exemptions allowed as an EGC and smaller reporting company. In addition, the Company has elected to use the extended transition period for complying with new or revised accounting standards as permitted by the JOBS Act.

Available Information

The Securities and Exchange Commission (“SEC”) maintains an internet site, http://www.sec.gov, that contains the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments thereto, and other reports electronically filed with the SEC. The Company makes these documents filed with the SEC available free of charge through the Company’s website, www.metropolitanbankny.com, by clicking the Investor Relations tab and selecting “Annual Reports & SEC Filings.”

Market Area

The Bank’s primary market consists of the New York metropolitan area, specifically Manhattan and the outer boroughs. This market is well-diversified and represents the largest market for middle market businesses in the country (defined as businesses with annual revenue of  $5 million to $200 million). Middle-market businesses have changed in type, but not in substance, with respect to banking needs in recent decades following a commercial trend out of manufacturing and into services. Unlike other Metropolitan Statistical Areas (“MSA”), this has been to the advantage of the middle-market business community in the New York metropolitan area, which has continued to grow at a better than average pace relative to other metropolitan regions in the United States.

The Bank operates six banking centers strategically located within close proximity to target clients. There are four banking centers in Manhattan, one banking center in Brooklyn, New York, and one banking center in Great Neck, Long Island. The 99 Park Avenue banking center, adjacent to the Company headquarters, is located at the center of one of the largest markets for bank deposits in the New York MSA due to the abundance of corporate and high net worth clients. The Manhattan banking centers are centrally located in the heart of neighborhoods strongly identified with specific business sectors, with which the Bank has a strong existing relationship. The Brooklyn banking center is in the active Boro Park neighborhood, which is home to many small and medium-sized businesses, and where several important existing lending clients live and work. The banking center in Great Neck, Long Island represents a natural extension of the Bank’s efforts to establish a physical footprint in areas where many of its existing and prospective commercial clients are located, and also serves as a central hub for philanthropic and community events.

Competitors

The bank and non-bank financial services industry in the Bank’s markets and surrounding areas is highly competitive. It competes with a wide range of regional and national banks located in its market areas as well as non-bank commercial finance companies on a nationwide basis. The Bank faces competition in both lending and attracting funds as well as merchant processing services from commercial banks, savings associations, credit unions, consumer finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, non-bank lenders, government agencies and certain other non-financial institutions. Many of these competitors have higher lending limits, more assets, capital and resources than the Bank, and may be able to conduct more intensive and broader-based promotional efforts to reach both commercial and individual customers. Competition for deposit products can depend heavily on pricing because of the ease with which customers can transfer deposits from one institution to another.

The Bank’s primary market areas are the borough of Manhattan in New York City and Nassau County, New York. The Bank’s market area has a diversified economy typical of most urban population centers, with the majority of employment provided by services, wholesale/retail trade, finance/insurance/real estate (“FIRE”) and construction. The services industry accounts for the largest employment sector across the two primary market area counties, while wholesale/retail trade accounts for the second largest employment sector in Nassau and New York Counties. New York City is one of the premier financial centers in the world, and thus FIRE is the third largest employment sector in New York County.

Accessibility, tailored product offerings, disciplined underwriting and differentiated execution create a unique opportunity for the Bank to distinguish itself in the market of its target clients, which the Bank views as under-served by today’s global financial services industry. Establishing banking centers in close proximity to a “critical mass” of its clients has advanced the Bank’s ability to retain and grow deposits, provided opportunities to deepen client relationships, and enhance franchise value. As a result, each of the six banking centers achieved break-even profitability within the first full year of operations.

Business Strategy

The Bank’s strategy is to continue to build a relationship-oriented commercial bank through organically growing its existing client relationships and developing new long-term clients. It focuses on New York metropolitan area middle-market businesses with annual revenue of  $200 million or less and New York metropolitan area real estate entrepreneurs with a net worth of  $5 million or more. The Bank originates and services Commercial Real Estate (“CRE”) and Commercial and Industrial (“C&I”) loans of generally between $2 million and $20 million, which it believes is an under-served segment of the market. Management believes that the Bank is positioned in a market area offering significant growth opportunities. As it grows, the Bank plans to continue its success in converting many of its lending clients into full retail relationships.

The Bank differentiates itself in the marketplace by offering excellent service, competitive products, innovative solutions, access to senior management, and an ability to make lending decisions in a timely manner combined with certainty of execution. The Bank’s lending team has developed industry expertise that enables it to better understand its clients’ businesses and differentiates it from other banks in the market.

On-going relationships and tailored products

The Bank’s primary goal is to help clients build and sustain wealth. Management believes that the focus on servicing all aspects of the clients’ businesses, including cash management and lending solutions, positions the Bank to be able to provide a host of services designed to meet their current and future needs. The Bank has the flexibility and commitment to create solutions tailored to the needs of each client. For example, the Bank entered the healthcare lending space in 2001 and methodically built out processes, procedures, and customized infrastructure to support its clients in this vertical. Management intends to continue leveraging the quality of its team, existing relationships and client-centered approach to further grow its tailored banking solutions, build deeper relationships and increase penetration in its market area. Additionally, the Bank is always working to improve its team by attracting and developing individuals that embody its spirit as “The Entrepreneurial Bank.” This ensures that it continues to meet its high standard of excellence, which drives relationships and loan growth.

Strong deposit franchise

The strength of the Bank’s deposit franchise comes from its long-standing relationships with clients and the strong ties it has in its market area. The Bank provides commercial clients with convenient solutions such as remote deposit capture, business online banking and various other retail services and products. The Bank expects to continue its success of converting lending clients into full retail clients and strategically expand its retail presence.

The Bank’s third-party debit card issuing business is the other major source of deposits. It is expected that the third-party debit card issuing business will continue to be a source of low-cost deposits. Additionally, the Bank expects to continue to add new clients to its programs. The third-party debit card issuing business brings a source of fee income in addition to low cost deposits.

The Bank also provides banking services to customers in the digital currency business. The banking services are primarily deposit products and cash management services. The Bank does not have any digital assets or liabilities on its balance sheet and does not take any digital currency exchange rate risk.

Products and Services

The Bank provides a comprehensive set of commercial and retail banking products and services customized to meet the needs of its clients. The Bank offers a broad range of lending products, primarily focused on CRE and C&I loans and also serves as an issuing bank for third-party debit card programs nationwide.

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

All loans with a total relationship exposure of over $7.5 million go to Loan Committee for approval. The Loan Committee is comprised of Board members and does not include members of management. There are four Board members who are permanent members of the Loan Committee; and a minimum of two other Board members rotate quarterly. Loans with a total relationship of less than $7.5 million are approved by management subject to individual officer approval limits.ff

Commercial Real Estate

Non-owner occupied CRE comprises the largest component of the Bank’s real estate loan portfolio. These mortgage loans are secured by mixed-use properties, office buildings, commercial condominium units, retail properties, hotels and warehouses. In underwriting these loans, the Bank generally relies on the income that is to be generated by the property as the primary means of repayment. However, the personal guarantee of the principals will frequently be required as a credit enhancement, particularly when the collateral property is in transition (i.e., under renovation and/or in the lease-up stage).

Loans are generally written for terms of three to five years, though loans with longer terms are occasionally written. Interest rates may be fixed or floating, and repayment schedules are generally based on a 25 to 30 year amortization schedule although interest only loans are also offered.

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

A Phase I Environmental Report is generally required for all new CRE loans.

Multi-family

The multi-family loan portfolio consists of loans secured by multi-tenanted residential properties located in the New York City (“NYC’’) or greater New York area.

In underwriting multi-family loans, the Bank employs the same underwriting standards and procedures as are employed for non-owner occupied CRE.

Construction Loans

Construction lending involves additional risks when compared to permanent loans. These risks include completion risk, which is impacted by unanticipated delays and/or cost overruns; and market risk, i.e., the risk that market rental rates and/or market sales prices may decline before the project is completed. Therefore, only on a very selective basis will the Bank originate construction loans. In most cases these loans are extensive renovation loans as opposed to ground up construction. However, from time to time the Bank will originate a ground up construction loan. In all cases the owner/developer will have extensive construction experience in building this type of property, sufficient equity in the transaction (maximum loan to cost of 65%) and personal recourse on the loan. The Bank has established conservative exposure targets as a percentage of risk based capital for construction lending.

Commercial and Industrial Loans

C&I credit facilities are made to a wide range of industries. The principals of the companies have extensive experience in acquiring and operating their business. The industries include retail, wholesale and importers and exporters of a wide range of products. The loans are secured by the assets of the company including accounts receivable, inventory and equipment and in almost all cases are personally guaranteed. Collateral may also include owner-occupied real estate. The Bank targets companies that have $200 million of revenues or less.

The Bank’s lines of credit are generally renewed on an annual basis, and its term loans typically have terms of two to five years. The credit facilities may be made with either fixed or floating rates.

C&I loans are subject to risk factors that are unique to each business. In underwriting these loans the Bank seeks to gain an understanding of each client’s business in order to accurately assess the reliability of the company’s cash flow. The Bank prefers to lend to borrowers who are well capitalized, and have an established track record in their business, with predictable growth and cash flow.

Within the C&I lending group, the Bank has lenders who are well experienced in lending to the healthcare industry, and particularly to skilled nursing homes. They generally originate loans with very experienced operators who have a significant number of beds under management. In all cases these loans are secured by the assets of the operating company, and in almost all cases the credit facilities are personally guaranteed by principals of the company, who are typically high net worth individuals. The Bank also originates term loans to standalone medical facilities such as radiology and dialysis centers and medical practices, which are secured by the assets of the company and the personal guaranty of the physicians within the practice.

At December 31, 2018, approximately 48% of the Bank’s commercial loan portfolio consisted of loans to the healthcare industry. Approximately 23% of these loans were made to nursing and residential care facilities. These loans are made to borrowers with strong cash flows and the Bank generally obtains the personal guarantee of high net worth sponsors.

Consumer Loans

The Bank purchases consumer loans nationwide through a physician-focused finance company. The loans are made only to healthcare professionals who meet specific credit criteria and all loans are independently underwritten by the Bank. The Bank also purchases consumer loans from a regional bank that offers student loan refinancing to individuals who are no longer students, but are now employed in their chosen professions. These individuals must also meet high credit standards and the Bank independently re-underwrites these loans. At December 31, 2018, consumer loans comprised 6% of the Bank’s entire loan portfolio. Beginning in 2019, the Bank has decided to no longer purchase or originate consumer loans; however, this may change in the future.

Deposit Products and Services

The Bank’s retail products and services are similar to those of mid-to-large competitive banks in its market, and include, but are not limited to: online banking, mobile banking, ACH, and remote deposit capture. The Bank has and will continue to make investments in technology to meet the needs of its customers.

Third-party debit card issuing business

Third-party debit cards and mobile services are unique and practical solutions for almost any payment need. Third-party debit cards provide a transparent, cost-effective alternative to cash and checks for governments and businesses, as well as individuals. It democratizes electronic payments for those individuals or financial technology companies that operate outside the traditional banking system and also serves the needs of customers who find it an ideal payment tool for segmenting their spending such as travel and online shopping.

The Bank serves as an issuing bank for third-party debit card programs nationwide. Products include General Purpose Reloadable cards (“GPR”), payroll, corporate, incentive, commission, rebates and gift cards. The Bank is one of the few U.S. banks that issues debit cards for third-party program managers and there is a high bar for entry in this space due to the rigorous risk management and compliance requirements.

In 2004, the Bank issued its first self-branded GPR debit card, the CashZone Debit Visa Card, which helped unbanked and underbanked families in the New York metropolitan area have access to financial services. Since 2004, the Bank has continued to provide self-branded third-party debit cards, as well as serve as an issuing bank for third-party debit card programs nationwide.

Funding Strategies

Over the past several years, the Bank has developed a diversified funding strategy, which affords it the opportunity to be a branch-light institution. Deposit funding is provided by the following deposit verticals:

1)	Borrowing clients – the Bank generates significant low cost deposits from its borrowing clients.
2)

Non-borrowing retail clients – these customers, located primarily in NYC metro area, need an efficient technology interface and the personal service of an experienced banker who can assist them in managing their day to day operations. Management believes that not every potential client of the Bank is in need of extensions of credit; instead these clients require a bank that reduces or eliminates the friction experienced in running their businesses in order to make them more efficient and competitive.

3)	Third-party debit card issuing business – the Bank entered into this business in 2004 and it has provided the Bank with significant zero-cost long-term deposits.
4)	Government or state directed funds, which provide further diversification of the deposit base.
5)	Digital currency customers – the Bank provides these customers with a suite of cash management solutions including wire transfers, ACH and foreign exchange conversion.

In determining the retail services it provides, the Bank’s entrepreneurial approach has required management to think of alternatives to traditional retail bank services.

Digital Currency Customers

As part of the Bank’s diversified approach to generating deposits, it has relationships with various digital currency customers. The Bank provides cash management solutions to its customers, including digital currency exchange customers. The funds deposited by these customers are denominated in U.S. dollars, and not digital currency. The Bank maintains a robust risk management program that is designed to ensure safe and sound operations in compliance with applicable laws, rules and guidance.

Customers maintain a portion of these deposits in non-interest bearing settlement accounts with the Bank, while the rest are in corporate non-interest bearing accounts. The Bank uses the funds in the corporate accounts to fund its normal course of business. The Bank has developed policies to determine the portion of funds that are in settlement accounts that may be used as part of the Bank’s funding strategies. The remainder of the balance of settlement accounts are kept in overnight funds with the FRB.

At December 31, 2018, aggregate deposits related to digital currency customers amounted to $240.1 million. As of December 31, 2018, the Bank had total deposits of $1.66 billion. At December 31, 2018, balances related to digital currency customers represented approximately 14.4% of its total deposit base.

Asset Quality

Non-Performing Assets

Non-performing assets consist of non-accrual loans, non-accrual troubled debt restructurings, loans past due 90 days and still accruing and other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure. Past due status on all loans is based on the contractual terms of the loan. It is generally the Bank’s policy that a loan 90 days past due be placed in non-accrual status unless factors exist that would eliminate the need to place a loan in this status. A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. At the time loans are placed in non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed. All payments received on non-accrual loans are applied to principal. Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Bank expects to receive all of its original principal and interest.

Troubled Debt Restructurings

The Bank works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Bank modified the terms of certain loans to maximize their collectability. The modified loans generally are considered troubled debt restructurings (“TDRs”) under current accounting guidance. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.

The majority of the Bank’s impaired loans are secured and measured for impairment based on collateral valuations. It is the Bank’s policy to obtain updated appraisals, by independent third parties, on loans secured by real estate at the time a loan is determined to be impaired. An impairment measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation or charge-off. In determining the amount of any specific allocation or charge-off, the Bank will make adjustments to reflect the estimated costs to sell the collateral.

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

Allowance for Loan Losses

The Allowance for Loan Losses (“ALLL”) is an amount that management believes will be adequate to absorb probable incurred losses on existing loans. The allowance is established based on management’s evaluation of the probable incurred losses inherent in the Bank’s portfolio in accordance with Generally Accepted Accounting Principles (“GAAP”), and is comprised of both specific valuation allowances and general valuation allowances.

A loan is classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. Specific valuation allowances are established based on management’s analysis of individually impaired loans. Factors considered by management in determining impairment include payment status, evaluations of the underlying collateral, expected cash flows, delinquent or unpaid property taxes, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is determined to be impaired and is placed on non-accrual status, all future payments received are applied to principal and a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from sale of the collateral.

The general component of ALLL covers non-impaired loans and is based on historical loss experience adjusted for current qualitative factors. Loans not impaired but classified as substandard and special mention use a historical loss factor on a rolling five-year history of net losses. For all other unclassified loans, the historical loss experience is determined by portfolio class and is based on the actual loss history experienced by the Bank over the most recent two years. This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio class. These qualitative factors include consideration of the following: (1) lending policies and procedures, including underwriting standards and collection, charge-off and recovery policies, (2) national and local economic and business conditions and developments, including the condition of various market segments, (3) loan profiles and volume of the portfolio, (4) the experience, ability, and depth of lending management and staff, (5) the volume and severity of past due, classified and watch-list loans, non-accrual loans, troubled debt restructurings, and other modifications (6) the quality of the Bank’s loan review system and the degree of oversight by the Bank’s Board of Directors, (7) collateral related issues: secured vs. unsecured, type, declining valuation environment and trend of other related factors, (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations, (9) the effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Bank’s current portfolio and (10) the impact of the global economy.

The allowance for loan losses is increased through a provision for loan losses charged to operations. Loans are charged off against the allowance for loan losses when management believes that the collectability of all or a portion of the principal is unlikely. Management’s evaluation of the adequacy of the allowance for loan losses is performed on a quarterly basis and takes into consideration such factors as the credit risk grade assigned to the loan, historical loan loss experience and review of specific impaired loans. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Loan Approval Authority

The Bank’s lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by its Board of Directors and management. The Bank has established several levels of lending authority that have been delegated by the Board of Directors to the Loan Committee and other personnel in accordance with the Lending Authority in the Loan Policy. Authority limits are based on the individual loan size and the total exposure of the borrower and are conditioned on the loan conforming to the policies contained in the Loan Policy. Any Loan Policy exceptions are fully disclosed to the approving authority.

Loans to One Borrower

In accordance with loans-to-one-borrower regulations promulgated by the NYSDFS, the Bank is generally limited to lending no more than 15% of its unimpaired capital and unimpaired surplus to any one borrower or borrowing entity. This limit may be increased by an additional 10% for loans secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. To qualify for this additional 10% the bank must perfect a security interest in the collateral and the collateral must have a market value at all times of at least 100% of the loan amount that exceeds 15% of the Bank’s unimpaired capital and unimpaired surplus. At December 31, 2018, the Bank’s regulatory limit on loans-to-one borrower was $45.0 million.

Management understands the importance of concentration risk and continuously monitors the Bank’s loan portfolio to ensure that risk is balanced between such factors as loan type, industry, geography, collateral, structure, maturity and risk rating, among other things. The Bank’s Loan Policy establishes detailed concentration limits and sub-limits by loan type and geography.

Ongoing Credit Risk Management

In addition to the underwriting process described above, the Bank performs ongoing risk monitoring and reviews processes for all credit exposures. Although it grades and classifies its loans internally, the Bank has an independent third-party firm perform regular loan reviews to confirm loan classifications. The Bank strives to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans create a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses incurred in the loan portfolio.

In general, whenever a particular loan or overall borrower relationship is downgraded to pass-watch, special mention or substandard based on one or more standard loan grading factors, the Bank’s credit officers engage in active evaluation of the asset to determine the appropriate resolution strategy. Management regularly reviews the status of the watch list and classified assets portfolio as well as the larger credits in the portfolio.

Investments

The Bank’s investment objectives are primarily to provide and maintain liquidity, establish an acceptable level of interest rate risk and safely invest excess funds when demand for loans is weak. Subject to these primary objectives, the Bank also seeks to generate a favorable return. The Board of Directors has the overall responsibility for the investment portfolio, including approval of the Investment Policy. The Asset Liability Committee (“ALCO”) and management are responsible for implementation of the Bank’s investment policy and monitoring its investment performance. The Board of Directors reviews the status of its investment portfolio quarterly.

The Bank has legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored agencies, mortgage-backed and municipal government securities, deposits at the Federal Home Loan Bank of New York (“FHLBNY” or “FHLB”), certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade money market mutual funds. It is also required to maintain an investment in FHLBNY stock, which investment is based primarily on the level of its FHLBNY borrowings. Additionally, the Bank is required to maintain an investment in Federal Reserve Bank of New York (“FRBNY”) stock equal to six percent of its capital and surplus.

The large majority of its investments are classified as available-for-sale and can be used to collateralize FHLBNY borrowings, FRB borrowings, public funds deposits or other borrowings. At December 31, 2018, the investment portfolio consisted primarily of residential mortgage-backed securities, residential collateralized mortgage obligations, CRA mutual funds and municipal bonds. While the Bank has the authority under applicable law to enter into certain derivatives transactions, it did not enter into any derivatives transactions during 2018.

Sources of Funds

Deposits

Deposits have traditionally been the Bank’s primary source of funds for use in lending and investment activities. The Bank generates deposits from prepaid third-party debit card programs, digital currency customers, its cash management platform offered through various deposit verticals, local businesses, individuals through client referrals and other relationships and through its retail branch network. The Bank believes that it has a very stable deposit base as it successfully encourages its business borrowers to maintain their operating banking relationship with it. The Bank’s deposit strategy primarily focuses on developing borrowing and other service oriented relationships with customers rather than competing with other institutions on rate. It has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds.

Borrowings

The Bank maintains diverse funding sources including borrowing lines at the FHLB and the FRB discount window. The Bank utilizes advances from the FHLB to supplement its funding sources. The FHLB provides a central credit facility primarily for its member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances collateralized by the security of such stock and certain of its whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the full faith and credit of the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. The FRB discount window is maintained primarily for contingency funding sources.

Personnel

As of December 31, 2018, the Bank had 153 full-time employees, none of whom are represented by a collective bargaining unit. The Company believes that it has a good working relationship with its employees.

Subsidiaries

Metropolitan Commercial Bank is the sole subsidiary of Metropolitan Bank Holding Corp. and there are no subsidiaries of Metropolitan Commercial Bank.

Legal Proceedings

The Company is subject to certain pending and threatened legal actions that arise out of the normal course of business. Management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of these matters to have a material adverse effect the Bank. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to its business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws), the Bank, like all banking organizations, is subject to heightened legal and regulatory compliance and litigation risk.

Properties

The Company believes that current facilities are adequate to meet its present and foreseeable needs, subject to possible future expansion, particularly at the Company’s headquarters located at 99 Park Avenue, New York, New York. For more information on properties of the Company, see “Item 2 – Properties” of this Form 10-K.

Federal, State and Local Taxation

The following is a general description of material tax matters and does not purport to be a comprehensive review of the tax rules applicable to the Company.

For federal income tax purposes, the Company files a consolidated income tax return on a calendar year basis using the accrual method of accounting. The Company is subject to federal income taxation in the same manner as other corporations. For its 2018 taxable year, the Bank is subject to a maximum Federal income rate of 21%.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included significant changes to the U.S. corporate income tax system including a federal corporate rate reduction from 35% to 21%. As a result of the Tax Act, the Company recorded additional tax expense of approximately $1.6 million for the year ended December 31, 2017 due to the remeasurement of deferred tax assets and liabilities relating to this reduction in the corporate rate.

State and Local Taxation

The Company is subject to New York State (“NYS”) and New York City (“NYC”) income taxes on a consolidated basis.

REGULATION

General

The Bank is a commercial bank organized under the laws of the State of New York. It is a member of the Federal Reserve System and its deposits are insured under the Deposit Insurance Fund (“DIF”) of the FDIC up to applicable legal limits. The lending, investment, deposit-taking, and other business authority of the Bank is governed primarily by state and federal law and regulations and the Bank is prohibited from engaging in any operations not authorized by such laws and regulations. The Bank is subject to extensive regulation, supervision and examination by, and the enforcement authority of, the NYSDFS and FRB, and to a lesser extent by the FDIC, as its deposit insurer. The Bank is also subject to federal financial consumer protection and fair lending laws and regulations of the Consumer Financial Protection Bureau (“CFPB”), though, because it has less than $10 billion in total consolidated assets, the FRB and NYSDFS are responsible for examining and supervising the Bank’s compliance with these laws. The regulatory structure establishes a comprehensive framework of activities in which a state member bank may engage and is primarily intended for the protection of depositors, customers and the DIF. The regulatory structure gives the regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

The Dodd-Frank Wall Street and Consumer Protection Act (“Dodd-Frank Act”) made extensive changes in the regulation of insured depository institutions. Among other things, the Dodd-Frank Act (i) created a new CFPB as an independent bureau to assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators; (although institutions of less than $10 billion in assets, such as the Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of their primary federal bank regulator rather than the CFPB); (ii) directed changes in the way that institutions are assessed for deposit insurance; (iii) mandated the revision of regulatory capital requirements; (iv) codified the FRB’s long-standing policy that a bank holding company must serve as a source of financial and managerial strength for its subsidiary banks; (v) required regulations requiring originators of certain securitized loans to retain a percentage of the risk for the transferred loans; (vi) stipulated regulatory rate-setting for certain third-party debit card interchange fees; (vii) repealed restrictions on the payment of interest on commercial demand deposits; (viii) enacted the so-called Volcker Rule, which generally prohibits banking organizations from engaging in proprietary trading and from investing in, sponsoring or having certain relationships with hedge funds and (ix) contained a number of reforms related to mortgage originations.

While most of the changes required by the Dodd-Frank Act that impact the Company have been implemented or are expected to follow a known trajectory, new changes under the Trump administration, including their nature, timing and impact, cannot yet be determined with any degree of certainty.

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”) was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Economic Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for banks and their holding companies.

The Economic Growth Act, among other matters, simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking agencies to establish a single "Community Bank Leverage Ratio" of between 8% and 10%. Any qualifying depository institution or its holding company that exceeds the Community Bank Leverage Ratio will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be "well-capitalized" under the prompt corrective action rules. In addition, the Economic Growth Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict when or how any new standards under the Economic Growth Act will be applied to, or what specific impact the Economic Growth Act and future regulations related thereto will have on the Company or the Bank.

What follows is a summary of some of the laws and regulations applicable to the Bank and the Company. The summary is not intended to be exhaustive and is qualified in its entirety by reference to the actual laws and regulations.

Regulations of the Bank

Loans and Investments

State commercial banks have authority to originate and purchase any type of loan, including commercial, commercial real estate, residential mortgages or consumer loans. Aggregate loans by a state commercial bank to any single borrower or group of related borrowers are generally limited to 15% of the Bank’s unimpaired capital and surplus, plus an additional 10% if secured by specified readily marketable collateral.

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

The FDIC, the Office of the Comptroller of the Currency (“OCC”) and the FRB have also jointly issued the “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). The CRE Guidance, which addresses land development, construction, and certain multi-family loans, as well as commercial real estate loans, does not establish specific lending limits but rather reinforces and enhances these agencies’ existing regulations and guidelines for such lending and portfolio management. Specifically, the CRE Guidance provides that a bank has a concentration in CRE lending if  (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, non-farm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

Federal Deposit Insurance

Deposit accounts at the Bank are insured up to applicable legal limits by the FDIC’s DIF. Effective July 22, 2010, the Dodd-Frank Act permanently raised the deposit insurance available on all deposit accounts to $250,000.

Under the FDIC’s risk-based assessment system, insured depository institutions were assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s rate depended upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower FDIC assessments. The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured depository institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity. Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories and base assessments for most banks on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure over three years. In conjunction with the DIF reserve ratio achieving 1.5%, the assessment range (inclusive of possible adjustments) was also reduced for small institutions to a range of 1.5 to 30 basis points of total assets less tangible equity.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, through the FDIC as collection agent, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The remaining bonds issued by the FICO are due to mature in 2019.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The Bank’s capital conservation buffer was at 2.5% of risk-weighted assets at December 31, 2018.

As a result of the recently enacted Economic Growth Act, which was enacted on May 24, 2018, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well-capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. A financial institution can elect to be subject to this new definition.

At December 31, 2018, the Bank’s capital exceeded all applicable requirements.

Safety and Soundness Standards

Each federal banking agency, including the FRB, has adopted guidelines establishing general standards relating to, among other things, internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and information security standards. In general, the guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired, and require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. The FDIC also has issued guidance on risks banks may face from third-party relationships (e.g. relationships under which the third-party provides services to the bank). The guidance generally requires the Bank to perform adequate due diligence on the third-party, appropriately document the relationship, and perform adequate oversight and auditing, in order to the limit the risks to the Bank.

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

Federal Reserve System

Under FRB regulations, the Bank is required to maintain reserves at the FRB against its transaction accounts, including checking and Negotiable Order of Withdrawal (“NOW”) accounts. The regulations currently require that banks maintain average daily reserves of 3% on aggregate transaction accounts over $16.3 million and up to $124.2 million and 10% against that portion of total transaction accounts in excess of  $124.2 million. The first $16.3 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these requirements. The requirements are adjusted annually by the FRB. The FRB began paying interest on reserves in 2008, currently at 2.4%.

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

Community Reinvestment Act and Fair Lending Laws

Federal Regulation

Under the CRA, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FRB to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching or merger) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent FRB evaluation, the Bank was rated “Needs Improvement” with respect to its CRA compliance. The Bank has been taking actions to improve its CRA rating.

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

The bank regulatory agencies have increased the regulatory scrutiny of the BSA and anti-money laundering programs maintained by financial institutions. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements. In addition, for financial institutions engaging in a merger transactions, federal bank regulatory agencies must consider the effectiveness of the financial institution’s efforts to combat money laundering activities.

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

Third-Party Debit Card Products and Merchant Services

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

•	State unclaimed property or escheatment laws;
•	Cybersecurity regulations, including but not limited to those implemented by NYSDFS.

Holding Company Regulation

The Company, as a bank holding company controlling the Bank, is subject to regulation and supervision by the FRB under the BHCA. The Company is periodically examined by and required to submit reports to the FRB and must comply with the FRB’s rules and regulations. Among other things, the FRB has authority to restrict activities by a bank holding company that are deemed to pose a serious risk to the subsidiary bank.

The FRB has historically imposed consolidated capital adequacy guidelines for bank holding companies structured similar, but not identical, to those of state member banks. The Dodd-Frank Act directed the FRB to issue consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies as of January 1, 2015. The Company is subject to the consolidated holding company capital requirements.

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

As a bank holding company, the Company is required to obtain the prior approval of the FRB to acquire direct or indirect ownership or control of more than 5% of a class of voting securities of any additional bank or bank holding company, to acquire all or substantially all of the assets of any additional bank or bank holding company or merging or consolidating with any other bank holding company. In evaluating acquisition applications, the FRB evaluates factors such as the financial condition, management resources and future prospects of the parties, the convenience and needs of the communities involved and competitive factors. In addition, bank holding companies may generally only engage in activities that are closely related to banking as determined by the FRB. Bank holding companies that meet certain criteria may opt to become a financial holding company and thereby engage in a broader array of financial activities.

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

Amendments to the SEC’s Smaller Reporting Company Definition

On June 28, 2018, the SEC adopted amendments to its regulations that raise the thresholds of which entities would be defined as a “smaller reporting company,” which permits scaled disclosure under Regulation S-K and Regulation S-X. The amendments to the smaller reporting company definition became effective on September 10, 2018. Under the new definition of “smaller reporting company,” a company with less than $250 million of public float will be eligible to provide scaled disclosures. Additionally, companies with less than $100 million in annual revenues and either no public float or a public float that is less than $700 million will also be eligible to provide scaled disclosures. Under the revised “smaller reporting company” definition, the Company would be permitted to provide scaled disclosure under Regulation S-K and Regulation S-X.

It is difficult at this time to predict whether the SEC may implement additional amendments to its regulations with respect to disclosure requirements and what effect, if any, those future regulations will have on the Company or the Bank.

The Company has elected to take advantage of certain exemptions allowed as an EGC and smaller reporting company. In addition, the Company has elected to use the extended transition period for complying with new or revised accounting standards as permitted by the JOBS Act.

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

A substantial portion of the Bank’s loan portfolio consists of CRE, multi-family real estate loans and commercial loans. These types of loans have a higher degree of risk than other types of loans.

CRE, multi-family real estate and commercial loans are often larger and involve greater risks than other types of loans since payments on such loans are often dependent on the successful operation or development of the property or business involved. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase the Bank’s risk related to CRE, multi-family real estate and commercial loans. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Further, due to the larger average size of such loans and the fact that they are secured by collateral that is generally less readily-marketable as compared with other loan types, losses incurred on a small number of CRE, multi-family real estate and commercial loans could have a material adverse impact on the Bank’s financial condition and results of operations.

In addition, CRE loan concentration is an area that has experienced heightened regulatory focus. Under CRE guidance issued by the FRB, the OCC and the FDIC, banks with holdings of CRE, land development, construction, and certain multi-family loans in excess of certain thresholds must employ heightened risk management practices. These loans are also subject to written policies that are required by applicable regulations and that establish certain limits and standards. Such compliance requirements may impose limitations on the Company’s CRE, multi-family or construction lending, which could have material adverse effect on its financial condition and results of operations.

Because the Bank intends to continue to increase its commercial loans, its credit risk may increase.

The Bank intends to increase its originations of commercial loans, including working capital lines of credit, equipment financing, healthcare and medical receivables, documentary letters of credit and standby letters of credit. These loans generally have more risk than one-to four-family residential mortgage loans and commercial loans secured by real estate. Since repayment of commercial loans depends on the successful management and operation of borrowers’ businesses, repayment of such loans can be affected by adverse conditions in the local and national economy. In addition, commercial loans generally have a larger average size as compared with other loans such as residential loans, and the collateral for commercial loans is generally less readily-marketable. The Bank’s plans to increase its origination of these loans could result in a material adverse impact on its financial condition and results of operations. An adverse development with respect to one loan or one credit relationship can expose the Bank to significantly greater risk of loss compared to an adverse development with respect to a one-to-four-family residential mortgage loan or a commercial real estate loan.

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

The determination of the appropriate level of allowance is subject to judgment and requires the Bank to make significant estimates of current credit risks and future trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for loan losses may not cover probable incurred losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. Non-performing loans may increase and non-performing or delinquent loans may adversely affect future performance. In addition, federal and state regulators periodically review the allowance for loan losses, the policies and procedures the Bank uses to determine the level of the allowance and the value attributed to nonperforming loans or to real estate acquired through foreclosure. Such regulatory agencies may require an increase in the allowance for loan losses or recognize further loan charge-offs. Any significant increase in allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on the results of operations and financial condition. See“Risk Factors – The FASB has recently issued an accounting standard update that will result in a significant change in how the Company recognizes credit losses and may have a material impact on its financial condition or results of operations.”

The occurrence of fraudulent activity, breaches or failures of its information security controls or cybersecurity-related incidents could have a material adverse effect on the Bank’s business, financial condition and results of operations.

The Bank’s operations rely on its computer systems, networks and third-party providers for the secure processing, storage and transmission of confidential and other sensitive customer information. Under various federal and state laws, the Bank is responsible for safeguarding such information. Ensuring that the collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase costs.

Although the Bank takes protective measures to maintain the confidentiality, integrity and availability of information across all geographic and product lines, and endeavors to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, its computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Despite the defensive measures taken to manage internal technological and operational infrastructure, these threats may originate externally from third parties such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or may originate internally from within the organization. Furthermore, the Bank may not be able to ensure that all of its clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. Given the increasingly high volume of transactions, certain errors may be repeated or compounded before they can be discovered and rectified. In addition, the increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-security threats. In particular, NYSDFS implemented heightened cybersecurity regulations in March, 2017. As these threats and government and regulatory oversight of associated risks continue to evolve, the Company may be required to expend additional resources to enhance or expand upon the security measures it currently maintains.

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

The FRB and the NYSDFS, periodically examine the Bank’s business, including compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that the Bank was in violation of any law or regulation; or that the Bank’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of operations had become unsatisfactory, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, require affirmative action to correct any conditions resulting from any violation or practice, issue an administrative order that can be judicially enforced, direct an increase in capital, restrict the Bank’s growth, assess civil monetary penalties against officers or directors, and remove officers and directors. If it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, the Bank’s deposit insurance could be terminated, and it could be placed into receivership or conservatorship. If the Bank becomes subject to any regulatory actions, there could be a material adverse impact on its business, results of operations, financial condition and growth prospects.

A downturn in economic conditions could cause deterioration in credit quality, which could depress net income and growth.

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

As a business operating in the financial services industry, the Bank’s business and operations may be adversely affected in numerous and complex ways by weak economic conditions. In addition, monetary, tax and other policies of governmental agencies have a significant impact on overall financial market performance.

The Bank’s business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, growth and profitability from the Bank’s lending, deposit and investment operations could be constrained. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth.

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

A large portion of the Bank’s business is concentrated primarily in the state of New York, and in New York City in particular. A significant decline in local economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond the Bank’s control, would likely cause an increase in the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in its loan portfolio. As a result, a downturn in the local economy, generally and the real estate market specifically, could significantly reduce the Bank’s profitability and growth and adversely affect its financial condition.

Interest rate shifts may reduce net interest income and otherwise negatively impact the Bank’s financial condition and results of operations.

The majority of the Company’s banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, the Bank’s earnings and cash flows depend, to a great extent, upon the level of its net interest income (the difference between the interest income earned on loans), investments, other interest earning assets, and interest paid on interest bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. The Bank’s loan portfolio includes fixed rate loans and variable rate loans, which react differently to changes in interest rates.

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

The Bank may be adversely impacted by the transition from LIBOR as a reference rate.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

The Bank has a significant number of loans, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change the Bank’s market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although Management is currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Bank’s business could suffer if there is a decline in the use of prepaid cards as a payment mechanism or if there are adverse developments with respect to the prepaid financial services industry in general.

As the prepaid financial services industry evolves, consumers may find prepaid financial services to be less attractive than traditional or other financial services. Consumers might not use prepaid financial services for any number of reasons, including the general perception of the industry. If consumers do not continue or increase their usage of prepaid cards, including making changes in the way prepaid cards are loaded, the Bank’s operating revenues and prepaid card deposits may remain at current levels or decline. Any projected growth for the industry may not occur or may occur more slowly than estimated. If consumer acceptance of prepaid financial services does not continue to develop or develops more slowly than expected or if there is a shift in the mix of payment forms, such as cash, credit cards, traditional third-party debit cards and prepaid cards, away from the Bank’s products and services, it could have a material adverse effect on the Bank’s financial position and results of operations.

The Bank operates in a highly competitive industry and faces significant competition from other financial institutions and financial services providers, many of which are larger than the Bank, which may decrease it growth or profits.

Consumer and commercial banking as well as cash management solutions are highly competitive industries. The Bank’s market area contains not only a large number of community and regional banks, but also a significant presence of the country’s largest commercial banks. The Bank competes with other state and national financial institutions, savings and loan associations, savings banks and credit unions and other companies offering financial services. Some of these competitors may have a longer history of successful operations nationally and in the New York market area, greater ties to businesses, expansive banking relationships, more established depositor bases, fewer regulatory constraints, and lower cost structures than the Bank does. Competitors with greater resources may possess an advantage through their ability to maintain numerous banking locations in more convenient sites, conduct more extensive promotional and advertising campaigns, or operate a more developed technology platform. Due to their size, many competitors may offer a broader range of products and services, as well as better pricing for certain products and services than the Bank can offer. Further, increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect the Bank’s ability to market its products and services.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The Bank’s future success will depend in part upon its ability to address the needs of its clients by using technology to provide products and services that will satisfy client demands for convenience as well as to provide secure electronic environments and create additional efficiencies in its operations as it continues to grow and expand its market area. The Bank continuously monitors its operational and technological capabilities and makes modifications and improvements when it believes it will be cost effective to do so. Many of the Bank’s larger competitors have substantially greater resources to invest in operational and technological infrastructure. As a result, competitors may be able to offer additional or more convenient products compared to those that the Bank will be able to provide, which would put it at a competitive disadvantage.

The Bank also outsources some of its operational and technological infrastructure, including modifications and improvements to these systems, to third parties. If these third-party service providers experience difficulties, fail to comply with banking regulations or terminate their services and if the Bank is unable to replace them with other service providers, its operations could be interrupted. If an interruption were to continue for a significant period of time, its business, financial condition and results of operations could be adversely affected, perhaps materially. Even if the Bank were able to replace the third-party providers, it may be at a higher cost, which could adversely affect its business, financial condition and results of operations. The Bank also faces risk from the integration of new infrastructure platforms and/or new third-party providers of such platforms into its existing businesses. The Bank’s ability to run its business in compliance with applicable laws and regulations is dependent on these infrastructures.

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

The Bank relies heavily on its executive management team and other key employees and could be adversely affected by the unexpected loss of their services.

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

The Bank’s ability to grow depends, in part, upon its ability to expand its market share, successfully attract deposits, and identify loan and investment opportunities as well as opportunities to generate fee-based income. The Bank may not be successful in increasing the volume of loans and deposits at acceptable levels and upon terms it finds acceptable. The Bank may also not successful in expanding its operations organically or through strategic acquisition while managing the costs and implementation risks associated with this growth strategy.

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

The Company plans to grow its businesses organically. Although, currently, there are no plans, arrangements or understandings to make any acquisitions in the near-term, from time to time in the future the Company may consider acquisition opportunities that it believes support its businesses and enhances profitability. In the event that it does pursue acquisitions, the Company may have difficulty executing on acquisitions and may fail to realize some or all of the anticipated transaction benefits if the integration process takes longer or is costlier than expected or otherwise fails to meet expectations. Generally, any acquisition of target financial institutions, branches or other banking assets will require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the FRB, NYSDFS, and the FDIC. Such regulators could deny the application, which would restrict growth, or the regulatory approvals may not be granted on terms that are acceptable to the Company.

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

If the Bank’s enterprise risk management framework is not effective at mitigating risk and loss, it could suffer unexpected losses and its results of operations could be materially adversely affected.

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

From time to time, the Financial Accounting Standards Board (“FASB”) or the SEC may change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. Such changes may result in it being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators, outside auditors or management) may change their interpretations or positions on how these standards should be applied. These changes may be beyond the Company’s control, can be hard to predict, and can materially impact how it records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in it needing to revise or restate prior period financial statements. For more information on changes in accounting standards, see Note 3 to the audited financial statements in this Form 10-K.

The Company’s accounting estimates and risk management processes and controls rely on analytical and forecasting techniques and models and assumptions, which may not accurately predict future events.

The Company’s accounting policies and methods are fundamental to how it records and reports its financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods, so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet which may result in the reporting of materially different results than would have been reported under a different alternative.

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

The reduced disclosures and relief from certain other significant disclosure requirements that are available to “emerging growth companies” and “smaller reporting companies” may result in the Company’s financial statement not being comparable to the financial statements of public companies that are not allowed the same relief.

The Company is an “emerging growth company,” as defined in the JOBS Act and a “smaller reporting company” pursuant to SEC regulations. The Company intends to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not “emerging growth companies” or “smaller reporting companies”.  The JOBS Act permits the Company an extended transition period for complying with new or revised accounting standards affecting public companies. The Company has elected to use this extended transition period, which means that its financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards on a non-delayed basis.

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

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of equity securities to investors. Additional liquidity is provided by the ability to borrow from the FHLB of New York. The Bank also has an available line of credit with FRBNY discount window. The Bank also may borrow funds from third-party lenders, such as other financial institutions. The Bank’s access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Bank directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. The Bank’s access to funding sources could also be affected by a decrease in the level of its business activity as a result of a downturn in markets or by one or more adverse regulatory actions against it.

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

As a bank holding company, the Company is subject to extensive examination, supervision and comprehensive regulation by various federal and state agencies that govern almost all aspects of its operations. These laws and regulations are not intended to protect the Company’s stockholders. Rather, these laws and regulations are intended to protect customers, depositors, the DIF and the overall financial stability of the U.S economy. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which the Company can engage, limit the dividend or distributions that the Bank can pay to it, restrict the ability of institutions to guarantee its debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in capital than generally accepted accounting principles would require. Compliance with these laws and regulations is difficult and costly, and changes to these laws and regulations often impose additional compliance costs. Failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject the Company to restrictions on its business activities, fines and other penalties, the commencement of informal or formal enforcement actions against the Company, and other negative consequences, including reputational damage, any of which could adversely affect its business, financial condition, results of operations, capital base and the price of its securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive.

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

The Company operates in a highly regulated industry with multiple regulators and is subject to a changing regulatory environment. The Dodd-Frank Act, among other things, imposed higher capital requirements on bank holding companies, changed the base for FDIC insurance assessments from a bank’s deposit base to its average consolidated total assets minus average tangible equity, permanently raised the current standard deposit insurance limit to $250,000, and expanded the FDIC’s authority to raise insurance premiums. For more information, see “Part I, Item 1 “Business – Regulation”.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company’s headquarters are located at 99 Park Avenue, New York, New York. The Company has six banking centers. Four are in New York New York, one in Brooklyn, New York and one in Long Island, New York. As of December 31, 2018, each of the Company’s offices and banking centers are leased, and it considers the current facilities adequate to meet present and foreseeable needs, subject to possible future expansion, particularly at the Company’s headquarters.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock are traded on the New York Stock Exchange under the symbol “MCB”. The approximate number of holders of record of the Company’s common stock as of March 11, 2019 was 127. The Company’s common stock began trading on the New York Stock Exchange on November 8, 2017. The Company has not declared any dividends to date.

The Company has not historically declared or paid cash dividends on its common stock and does not expect to pay dividends for the foreseeable future. Instead, the Company anticipates that its future earnings will be retained to support operations and to finance the growth and development of the business. Any future determination to pay dividends on the Company’s common stock will be made by its Board of Directors and will depend on a number of factors, including:

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

There were no sales of unregistered securities or repurchases of shares of common stock during the year ended December 31, 2018.

Item 6. Selected Financial Data

Selected Financial Data for this item is not required for a smaller reporting company. Information regarding the Company’s financial condition, results of operations and ratios can be found in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Company is a New York corporation and registered bank holding company. Through its wholly owned subsidiary, the Bank, the Company offers a wide variety of business and personal banking products and services. The Bank has six retail offices located in the New York metropolitan area and offers a traditional range of services to individuals, businesses and others needing banking services. Its primary lending products are commercial mortgages and commercial and industrial loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. At December 31, 2018, approximately 48% of the Bank’s commercial loan portfolio consists of loans to the healthcare industry. Approximately 23% of these loans were made to nursing and residential care facilities. These loans are made to borrowers with strong cash flows and the Bank generally obtains the personal guarantee of high net worth sponsors.

The Bank’s primary deposit products are checking, savings, and term deposit accounts.

The Company is focused on organically growing and expanding its position in the New York metropolitan area. Through an experienced team of commercial relationship managers and its integrated, client-centric approach, the Bank has successfully demonstrated its ability to consistently grow market share by deepening existing client relationships and continually expanding its client base through referrals. Since initiating the transition to a deposit-funded institution with the opening of its first banking center in 2005, the Bank has maintained a goal of converting many of its commercial lending clients into full retail relationship banking clients. This deposit growth has been a result of the Bank’s diversified funding strategy, which affords it the opportunity to be a deposit funded and branch light institution. Deposits are primarily derived from three sources: existing lending relationships, non-borrowing clients usually sourced through banking centers and the third-party debit card issuing business. Additionally, part of the diversified strategy is growth in deposits through government or state directed fund deposits and cash management solutions provided to the digital currency customers. Given the size of the market in which the Bank operates and its differentiated approach to client service, there is significant opportunity to continue its loan and deposit growth trajectory.

The following table includes selected financial ratios for the company for the periods indicated:

2016
	At or for the year ended December 31,
	2018	2017	2016

Performance Ratios
Return on average assets	1.31%	0.81%	0.46%
Return on average equity	10.18	9.27	5.56
Net interest spread	2.74	2.95	3.53
Net interest margin	3.70	3.52	3.26
Average interest-earning assets to average interest-bearing liabilities	245.30	198.12	158.74
Dividend payout ratio	—	—	—
Non interest expense/average assets	2.23	2.15	2.49
Efficiency ratio	52.13	51.66	62.94
Average equity to average total asset ratio	12.86	8.76	8.22
Basic earnings per common share	3.12	2.40	0.43
Diluted earnings per common share	3.06	2.34	0.43

Asset Quality Ratios
Non-Performing loans to total loans	0.02	0.24	0.35
Allowance for loan losses to total loans	1.02	1.05	1.12
Non-performing loans to total assets	0.01	0.19	0.30
Allowance for loan losses to non-performing loans	NM	439.21	322.82

Capital Ratios
The Company:
Tier 1 leverage ratio	13.72	13.71	10.49
Common equity tier 1	13.22	15.33	10.80
Total risk-based capital ratio	16.90	19.90	12.45
Tier 1 risk-based capital ratio	14.57	17.09	11.32

Metropolitan Commercial Bank:
Tier 1 leverage ratio	14.73	14.71	10.41
Common equity tier 1	15.63	18.40	11.25
Total risk-based capital ratio	16.66	19.40	12.38
Tier 1 risk-based capital ratio	15.63	18.40	11.25

NM – Not Meaningful

Discussion of Financial Condition

Summary

The Company had total assets of $2.18 billion at December 31, 2018, an increase of $422.8 million as compared to $1.76 billion at December 31, 2017. This increase was due primarily to a $441.3 million increase in net loans, partially offset by $30.7 million decrease in overnight deposits. Loans, net of deferred fees and unamortized costs increased to $1.9 billion at December 31, 2018 as compared to $1.4 billion at December 31, 2017.

Total deposits increased $256.2 million, or 18%, to $1.66 billion at December 31, 2018 as compared to $1.40 billion at December 31, 2017.  This was due to an increase of $270.3 million in interest-bearing demand deposits partially offset by a decrease of $14.1 million in non-interest-bearing deposits.

Total borrowings increased by $142.9 million to $230.2 million at December 31, 2018 as compared to $87.3 million at December 31, 2017. This was due to an increase of $142.8 million in Federal Home Loan Bank advances, which were used to fund the Bank’s loan growth.

Total stockholders’ equity was $264.5 million on December 31, 2018 compared to $236.9 million at December 31, 2017. The Company completed an Initial Public Offering (“IPO”) in November 2017.   Total proceeds from the IPO, net of issuance costs, were $114.8 million.

Investments

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2018, 2017 and 2016 (dollars in thousands):

	At December 31,
	2018		2017		2016
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available-for-sale
Residential mortgage-backed securities	$21,880	$21,397	$24,856	$24,684	$29,152	$29,027
Residential collateralized mortgage obligations	2,213	2,116	2,809	2,706	5,233	5,103
Commercial mortgage-backed securities issued by U.S. government sponsored entities	5,874	5,849	1,581	1,550	—	—
Municipal bond	1,074	1,077	1,098	1,109	1,122	1,136
CRA mutual fund	2,208	2,110	2,160	2,108	2,115	2,063
Total securities available-for-sale	$33,249	$32,549	$32,504	$32,157	$37,622	$37,329
Held-to-maturity
Residential mortgage-backed securities	$4,546	$4,378	$5,403	$5,305	$6,475	$6,394
Foreign government securities	25	25	25	25	25	25
Total securities held-to-maturity	$4,571	$4,403	$5,428	$5,330	$6,500	$6,419

The following table sets forth the stated maturities and weighted average yields of investment securities, excluding equity securities, at December 31, 2018 (dollars in thousands):

			More than One Year		More than Five
	One Year or Less		to Five Years		to Ten Years
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale
Residential mortgage-backed securities	$—	—%	$—	—%	$18,665	2.12%
Residential collateralized mortgage obligations	—	—	—	—	2,213	2.34
Commercial mortgage-backed securities issued by U.S. government sponsored entities	—	—	—	—	3,017	2.34
Municipal bond	257	3.32	—	—	—	—
Total securities available-for-sale	$257	3.32	$—	—%	$23,895	2.19%
Held-to-maturity
Residential mortgage-backed securities	—	—%	—	—%	$—	—%
Foreign government securities	—	—	25	1.83	—	—
Total securities held-to-maturity	$—	—%	$25	1.83%	$—	—%

	More than
	Ten Years		Total
		Weighted			Weighted
	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Value	Yield
Available-for-sale
Residential mortgage-backed securities	$3,215	3.30%	$21,880	$ 21,397	2.71%
Residential collateralized mortgage obligations	—	—	2,213	2,116	2.34
Commercial mortgage-backed securities issued by U.S. government sponsored entities	2,857	3.41	5,874	5,849	2.34
Municipal bond	817	3.32	1,074	1,077	3.32
Total securities available-for-sale	$6,889	2.13%	$31,041	$ 30,439	2.64%
Held-to-maturity
Residential mortgage-backed securities	$4,546	2.07%	$4,546	4,378	2.07%
Foreign government securities	—	—	25	25	1.83
Total securities held-to-maturity	$4,546	2.07%	$4,571	4,403	2.07%

At December 31, 2018 and 2017, the Company’s securities portfolio primarily consisted of investment grade mortgage-backed securities and collateralized mortgage obligations issued by government agencies.

At December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Other-Than-Temporary Impairment

Each reporting period, the Bank evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. Other-than-temporary impairment (“OTTI”) is required to be recognized if:  (1) it intends to sell the security; (2) it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that the Bank intends to sell, or more likely than not will be required to sell, the full amount of the impairment is recognized as OTTI, resulting in a realized loss that is a charged to earnings through a reduction in noninterest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. The Company did not recognize any OTTI during the years ended December 31, 2018 and 2017.

Loans

Loans are the Bank’s primary interest-earning asset. The following tables set forth certain information about the loan portfolio and asset quality.

The following table sets forth the composition of the loan portfolio, by type of loan at the dates indicated (dollars in thousands):

	At December 31,
	2018		2017		2016		2015		2014
	Loan Balance	% of total loans	Loan Balance	% of total loans	Loan Balance	% of total loans	Loan Balance	% of total loans	Loan Balance	% of total loans
Real Estate:
Commercial	$949,778	50.86%	$783,745	55.15%	$547,711	51.88%	$364,802	44.40%	$295,347	46.52%
Construction	42,540	2.28	36,960	2.60	29,447	2.79	38,447	4.68	18,923	2.98
Multi-family	307,126	16.45	190,097	13.38	117,373	11.12	118,367	14.41	93,054	14.66
One-to-four family	79,423	4.25	25,568	1.80	26,480	2.51	37,371	4.55	39,992	6.30
Commercial and industrial	381,692	20.44	340,001	23.93	315,870	29.92	258,661	31.49	187,536	29.54
Consumer	106,790	5.72	44,595	3.14	18,825	1.78	3,825	0.47	—	—
Total loans	$1,867,349	100.00%	$1,420,966	100.00%	$1,055,706	100.00%	$821,473	100.00%	$634,852	100.00%

Commercial real estate loans include owner-occupied loans of $236.0 million, $177 million, $61.0 million, $48 million and $39.6 million at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

The following tables set forth certain information at December 31, 2018 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments that significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below (dollars in thousands).

				One-to-four	Commercial	Consumer
	Commercial	Construction	Multifamily	family	and industrial	loans	Total
Amount due to Mature During the Year Ending:
December 31, 2019	$162,031	$14,347	$35,020	$—	$99,960	$75	$311,433

December 31, 2020	152,719	28,193	6,129	—	23,025	327	210,393
December 31, 2021	137,060	—	2,442	—	51,595	2,017	193,114
December 31, 2022	170,514	—	15,887	—	50,011	4,174	240,586
December 31, 2023	172,678	—	138,148	—	59,500	10,606	380,932
December 31, 2024 and beyond	154,776	—	109,500	79,423	97,601	89,591	530,892
Due after one year	787,747	28,193	272,106	79,423	281,732	106,715	1,555,916
Total	$949,778	$42,540	$307,126	$79,423	$381,692	$106,790	$1,867,349

The following table sets forth the dollar amount of all loans at December 31, 2018 that are due after December 31, 2019 and have either fixed interest rates or floating interest rates (dollars in thousands):

	At December 31, 2018
	Fixed	% of	Floating	% of	Total
	Rate	Total	Rate	Total	Loans
Real Estate:
Commercial	$582,286	73.92%	$205,461	26.08%	$787,747
Construction	3,259	11.56	24,934	88.44	28,193
Multi-family	264,551	97.22	7,555	2.78	272,106
One-to-four family	57,109	71.90	22,314	28.10	79,423
Commercial and industrial	157,309	55.84	124,423	44.16	281,732
Consumer	37,563	35.20	69,152	64.80	106,715
Total	$1,102,077		$453,839		$1,555,916

The following table sets forth the dollar amount of all loan originations, purchases and sales at the dates indicated below (dollars in thousands):

	Years Ended December 31,
	2018	2017	2016	2015	2014
Total loans at the beginning of the year	$1,420,966	$1,055,706	$821,473	$634,852	$502,246
Loans originated:
Real Estate:
Commercial	359,514	323,570	230,790	239,005	85,860
Construction	1,496	52,116	10,685	30,333	5,729
Multifamily	104,585	88,347	89,643	17,300	24,175
One- to four-family	60,156	48,620	12,685	37,663	22,895
Commercial and industrial	64,225	185,853	64,461	60,373	81,058
Consumer	49,639	16,930	16,605	3,966	—
Total loans originated	639,615	715,436	424,869	388,640	219,717
Loans purchased:
Commercial and industrial	43,924	46,756	108,726	68,283	38,875
Consumer	89,504	—	—	—	—
One- to four-family	57,360	—	—	—	—
Total loans purchased	190,788	46,756	108,726	68,283	38,875
Loans sold:
Real Estate:
Commercial and industrial	(26,682)	(7,871)	(26,095)	—	—
Total loans sold	(26,682)	(7,871)	(26,095)	—	—
Other:
Principal repayments and amortization	(356,555)	(385,074)	(267,078)	(270,302)	(125,986)
Charge-offs	(783)	(3,987)	(6,189)	—	—

Net loan activity	446,383	365,260	234,233	186,621	132,606
Total loans, including loans held for sale, at end of period	$1,867,349	$1,420,966	$1,055,706	$821,473	$634,852

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

Delinquent Loans

The following tables set forth the Bank’s loan delinquencies, including non-accrual loans, by type and amount at the dates indicated (dollars in thousands):

	At December 31, 2018
	30 – 89 Days		90 Days or More
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance
Real Estate:
One-to-four family	1	870	—	—
Commercial and industrial	5	1,765	4	239
Consumer	5	162	1	50
Total	11	$2,797	5	$289

	At December 31, 2017
	30 – 89 Days		90 Days or More
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance
Real Estate:
Commercial	1	$836	2	$787
Commercial and industrial	3	227	—	—
Consumer	5	170	3	155
Total	9	$1,233	5	$942

	At December 31, 2016
	30 – 89 Days		90 Days or More
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance
Real Estate:
Commercial	2	$958	—	$—
Commercial and industrial	2	3,936	—	—
Consumer	1	34	—	—
Total	5	$4,928	—	$—

	At December 31, 2015
	30 – 89 Days		90 Days or More
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance
Real Estate:
One-to-four family	—	$—	1	$659
Commercial and industrial	—	—	1	46
Total	—	$—	2	$705

	At December 31, 2014
	30 – 89 Days		90 Days or More
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance
Real Estate:
One-to-four family	—	—	1	659
Total	—	$—	1	$659

The table below sets forth the amounts and categories of non-performing assets and TDRs at the dates indicated (dollars in thousands).

	At December 31,
	2018	2017	2016	2015	2014
Non-performing assets:
Non-accrual loans:
Real Estate:
Commercial	$—	$787	$—	$1,373	$1,414
One-to-four family	—	2,447	—	659	659
Commercial and industrial	—	—	3,660	46	—
Consumer	50	155	—	—	—
Total non-accrual loans	$50	$3,389	$3,660	$2,078	$2,073
Accruing loans 90 days or more past due	239	—	—	—	—
Total non-performing assets	$289	$3,389	$3,660	$2,078	$2,073

Troubled debt restructurings:
Real Estate:
Commercial	$383	$1,580	$5,504	$1,806	$447
Multifamily	—	—	—	5,971	6,048
One-to-four family	1,078	1,119	1,130	1,130	1,130
Commercial and industrial	—	—	1,255	3,358	1,595
Consumer	39	—	—	—	—
Total troubled debt restructurings	$1,500	$2,699	$7,889	$12,265	$9,220

Ratios:
Total non-performing loans to total loans	0.02%	0.24%	0.35%	0.26%	0.33%
Total non-performing loans to total assets	0.01%	0.19%	0.30%	0.22%	0.27%
Total non-performing assets to total assets	0.01%	0.19%	0.30%	0.22%	0.27%

Interest income that would have been recorded for the year ended December 31, 2018, had non-performing loans been current according to their original terms, amounted to $14,000. The Bank recognized $12,000 of interest income for these loans for the year ended December 31, 2018.

Interest income that would have been recorded for the year ended December 31, 2017, had non-performing loans been current according to their original terms, amounted to $88,000. The Bank recognized $101,000 of interest income for these loans for the year ended December 31, 2017.

Interest income that would have been recorded for the year ended year ended December 31, 2018, had troubled debt restructurings been current according to their original terms, is immaterial. The Bank recognized $169,000 for these loans for the year ended December 31, 2018.

Interest income that would have been recorded for the year ended year ended December 31, 2017, had troubled debt restructurings been current according to their original terms, is immaterial. The Bank recognized $117,000 for these loans for the year ended December 31, 2017.

Classified Assets

The following table sets forth information regarding the Bank’s classified assets, as defined under applicable regulatory standards, at the dates indicated (dollars in thousands).

	At December 31,
	2018	2017	2016
Special mention	$1,879	$12,595	$7,208
Substandard	—	1,966	4,872
Doubtful	—	—	—
Pass	1,679,257	1,336,242	998,321
Total	$1,681,136	$1,350,803	$1,010,401

Potential Problem Loans

In addition to classifying assets as substandard, doubtful or loss, we also categorize assets as special mention.  A special mention asset has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.  Other than the loans listed above as non-performing, classified or special mention, there are no potential problem loans that cause management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms.

Allowance for Loan Losses

The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans. The allowance is established based on management’s evaluation of the probable incurred losses inherent in the Company’s portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances.

The allowance for loan losses is increased through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectability of all or a portion of the principal is unlikely. Management’s evaluation of the adequacy of the allowance for loan losses is performed on a quarterly basis and takes into consideration such factors as the credit risk grade assigned to the loan, historical loan loss experience and review of specific impaired loans.

The following tables set forth the allowance for loan losses allocated by loan category (dollars in thousands):

	At December 31,
	2018			2017			2016
			% of			% of			% of
		% of	Loans in		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category to
	Allowance	to Total	to Total	Allowance	to Total	to Total	Allowance	to total	Total
	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
Real Estate:
Commercial	$9,037	47.71%	50.86%	$7,136	47.92%	55.15%	$5,206	44.06%	51.88%
Construction	625	3.30	2.28	519	3.49	2.60	409	3.46	2.79
Multi-family	2,047	10.81	16.45	1,156	7.77	13.38	620	5.25	11.12
One-to-four family	228	1.20	4.25	138	0.93	1.80	109	0.92	2.51
Commercial and industrial	6,257	33.03	20.44	5,578	37.47	23.93	5,364	45.40	29.92
Consumer	748	3.95	5.72	360	2.42	3.14	107	0.91	1.78
Total	$18,942	100.00%	100.00%	$14,887	100.00%	100.00%	$11,815	100.00%	100.00%

	At December 31,
	2015			2014
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
	Allowance	to total	to Total	Allowance	to total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
Real Estate:
Commercial	$3,650	36.71%	44.40	$3,283	41.47%	46.50%
Construction	589	5.92	4.68	269	3.40	3.00
Multi-family	986	9.92	14.41	778	9.83	14.70
One-to-four family	444	4.47	4.55	480	6.06	6.30
Commercial and industrial	4,254	42.79	31.49	3,106	39.24	29.50
Consumer	19	0.19	0.47	—	—	—
Total	$9,942	100.00%	100.00%	$7,916	100.00%	100.00%

Summary of Loan Loss Experience

The following tables present a summary by loan portfolio segment of allowance for loan and lease loss, loan loss experience, and provision for loan losses for the years indicated (dollars in thousands):

	Year ended December 31,
	2018	2017	2016	2015	2014
Balance at beginning of the year	$14,887	$11,815	$9,942	$7,916	$7,512
Charge-offs:
Real Estate:
Commercial	(77)	—	—	—	—
One-to-four family	—	—	(659)	—	—
Commercial and industrial	(304)	(3,879)	(5,530)	—	—
Consumer	(402)	(108)	—	—	—
Total charge-offs	(783)	(3,987)	(6,189)	—	—
Recoveries:
Real Estate:
Commercial	—	—	—	—	—
One-to-four family	—	—	2	11	11
Commercial and industrial	1,700	—	—	—	—
Total recoveries	1,700	—	2	11	11
Net (charge-offs) recoveries	917	(3,987)	(6,187)	11	11
Provision (credit) for loan losses	3,138	7,059	8,060	2,015	393
Balance at end of the year	$18,942	$14,887	$11,815	$9,942	$7,916
Ratio of net charge-offs (recoveries) to average loans outstanding	(0.06)%	0.32%	0.66%	—	—%
Ratio of allowance for loan losses to total loans outstanding	1.02%	1.05%	1.12%	1.21%	1.25%
Allowance for loan losses to total nonperforming loans	NM %	439.21%	322.82%	478.4%	381.86%

NM – Not meaningful

Deposits

The tables below summarize the Bank’s deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2017 to December 31, 2018 and December 31, 2016 to December 31, 2017 (dollars in thousands):

	At December 31,
		Percentage		Percentage		Percentage
		of total		of total		of total
	2018	balance	2017	balance	2016	balance
Non-interest-bearing demand deposits	$798,563	48.09%	$812,616	57.85%	$403,402	40.59%
Money market	745,040	44.87	484,470	34.50	482,393	48.54
Savings accounts	19,950	1.20	27,024	1.92	17,472	1.76
Time deposits	97,001	5.84	80,245	5.71	90,513	9.11
Total	$1,660,554	100%	$1,404,355	100.00%	$993,780	100%

	2018 vs.	2018 vs.	2017 vs.	2017 vs.
	2017	2017	2016	2016
	dollar	percentage	dollar	percentage
	Change	Change	Change	Change
Non-interest-bearing demand deposits	$(14,053)	(1.73)%	$409,214	101.44%
Money market	260,570	53.78	2,077	0.43
Savings accounts	(7,074)	(26.18)	9,552	54.67
Time deposits	16,756	20.88	(10,268)	(11.34)
Total	$256,199	18.24%	$410,575	41.31%

The tables below summarize the Bank’s average balances and average interest rate paid, by segment, for the periods indicated (dollars in thousands):

	At December 31,
	2018	Average Rate	2017	Average Rate	2016	Average Rate
Non-interest-bearing demand deposits	$884,604	—%	$607,743	—%	$313,594	—%
Money market	579,484	1.28	540,504	0.86	483,256	0.74
Savings accounts	20,850	0.56	21,229	1.92	18,364	0.40
Time deposits	87,966	1.81	80,130	1.29	101,950	1.18
Total	$1,572,904	1.32%	$1,249,606	0.92%	$917,163	0.80%

As of December 31, 2018, the aggregate amount of the Bank’s outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $90.0 million. The following are scheduled maturities of time deposits as of December 31, 2018 (dollars in thousands):

At December 31,
2018
Three months or less	$22,732
Over three months through six months	13,534
Over six months through one year	29,765
Over one year	30,970
Total	$97,001

The Bank’s deposit strategy is to fund the Bank with stable, low-cost deposits, primarily checking account deposits and other low interest-bearing deposit accounts. A checking account is the driver of a banking relationship and consumers consider the bank where they have their checking account as their primary bank. These customers will typically turn to their primary bank first when in need of other financial services. Strategies that have been developed and implemented to generate these deposits include: (i) acquire deposits by deepening existing relationships and entering new markets through de novo branching or branch acquisitions, (ii) training branch employees to identify and meet client financial needs with Bank products and services, (iii) link business loans to the customer’s primary checking account at the Bank, (iv) continue to develop the third-party debit card issuing business that generates non-interest bearing deposits, and (v) constantly monitor the Bank’s pricing strategies to ensure competitive products and services.

Borrowings

FHLB Advances

At December 31, 2018, the Bank had the ability to borrow a total of  $249.7 million from the FHLB, of which the Bank had borrowed $185 million. In February 2019, the Bank pledged additional collateral to the FHLB and, as a result, its borrowing capacity increased to $346.8 million. It also had an available line of credit with the FRBNY discount window of  $127.3 million.

The following table sets forth information concerning the Bank’s FHLB borrowings at the dates and for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Maximum balance outstanding at any month-end during reporting period	$185,000	$76,775	$78,418
Average balance outstanding during period	$51,769	$65,014	$43,014
Weighted average interest rate during period	2.19%	1.27%	1.54%
Balance outstanding at end of period	$185,000	$42,198	$78,418
Weighted average interest rate at end of period	2.64%	1.53%	0.95%

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

Secured Borrowings

There were no secured borrowings as of December 31, 2018, and $3.0 million in secured borrowings related to certain loan participations by the bank as of  December 31, 2017.

Discussion of the Results of Operations for the year ended December 31, 2018

Net Income

For the year ended December 31, 2018, net income increased $13.2 million to $25.6 million as compared to $12.4 million for 2017. This increase was due primarily to a $19.0 million increase in net interest income, a $4.0 million decrease in the provision for loan losses and a $1.0 million increase in non-interest income, partially offset by a $10.7 million increase in non-interest expense.

Net Interest Income Analysis

Net interest income is the difference between interest earned on assets and interest incurred on liabilities. Non-accrual loans were included in the computation of average balances and therefore have a zero yield.

The following table presents an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Year ended December 31,
	2018				2017				2016
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/Rate		Average Outstanding Balance	Interest	Yield/Rate		Average Outstanding Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Loans (1)	$ 1,604,624	$ 77,342	4.82%		$ 1,244,194	$ 57,186	4.60%		$ 931,207	$ 42,360	4.56%
Available-for-sale securities	30,663	668	2.15%		35,085	720	2.02%		41,836	795	1.90%
Held-to-maturity securities	4,987	104	2.06%		5,963	123	2.03%		6,215	121	1.95%
Overnight deposits	257,841	4,838	1.88%		166,640	2,074	1.24%		88,430	461	0.52%
Other interest-earning assets	27,962	993	3.55%		29,165	761	2.61%		12,063	418	3.46%
Total interest-earning assets	1,926,077	83,945	4.36%		1,481,047	60,864	4.11%		1,079,751	44,155	4.10%
Non-interest-earning assets	43,206				58,477				28,611
Allowance for loan and lease losses	(17,301)				(15,322)				(11,131)
Total assets	$ 1,951,982				$ 1,524,202				$ 1,097,231

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$ 600,334	$ 7,511	1.25%		$ 561,733	$ 4,840	0.86%		$ 501,619	$ 3,674	0.73%
Certificates of deposit	87,966	1,592	1.81%		80,130	1,033	1.29%		101,950	1,203	1.18%
Total interest-bearing deposits	688,300	9,103	1.32%		641,863	5,873	0.92%		603,569	4,877	0.80%
Borrowed funds	96,905	3,614	3.68%		105,684	2,798	2.61%		69,840	1,212	1.74%
Total interest-bearing liabilities	785,205	12,717	1.62%		747,547	8,671	1.16%		673,409	6,089	0.90%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	884,604				607,743				313,594
Other non-interest bearing liabilities	31,143				35,450				20,022
Total liabilities	1,700,952				1,390,740				1,007,025

Stockholders' Equity	251,030				133,462				90,206
Total liabilities and equity	$ 1,951,982				$ 1,524,202				$ 1,097,231

Net interest income		$ 71,228				$ 52,193				$ 38,066
Net interest rate spread (2)			2.74%				2.95%				3.19%
Net interest-earning assets	$ 1,140,872				$ 733,500				$ 406,342
Net interest margin (3)			3.70%				3.52%				3.53%
Ratio of interest earning assets to interest bearing liabilities			2.45	x			1.98	x			1.60	x

(1)	Amount includes deferred loan fees and non-performing loans.
(2)	Determined by subtracting the weighted average cost of total interest-bearing liabilities from the weighted average yield on total interest-earning assets.
(3)	Determined by dividing net interest income by total average interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).

The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume (dollars in thousands).

	At December 31,
	2018 over 2017			2017 over 2016
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$14,590	$5,566	$20,156	$14,484	$342	$14,826
Available-for-sale securities	(94)	42	(52)	(127)	52	(75)
Held-to-maturity securities	(19)	—	(19)	(4)	6	2
Overnight deposits	1,916	848	2,764	629	984	1,613
Other interest-earning assets	(48)	280	232	468	(125)	343
Total interest-earning assets	$16,345	$6,736	$23,081	$15,450	$1,259	$16,709
Interest-bearing liabilities:
Money market and savings accounts	$353	$2,318	$2,671	$472	$694	$1,166
Certificates of deposit	109	450	559	(274)	104	(170)
Total deposits	462	2,768	3,230	198	798	996
Borrowed funds	518	298	816	803	783	1,586
Total interest-bearing liabilities	980	3,066	4,046	1,001	1,581	2,582
Change in net interest income	$15,365	$3,670	$19,035	$14,449	$(322)	$14,127

For 2018, net interest income was $71.2 million, an increase of $19.0 million or 36.4% from $52.2 million for 2017. Net interest margin increased 18 basis points to 3.70% as compared to 3.52% for 2017. This increase was primarily due to an increase in the average balances of loans as well as increase in the average yield earned on loans. Net interest margin also benefited from the effect of an increase in average non-interest-bearing deposits as a percentage of total average deposits at December 31, 2018 as compared to the same period in 2017.  Average non-interest-bearing deposits increased $276.9 million to $884.6 million for 2018, compared to $607.7 million in 2017 and accounted for 56.0% of average total deposits in 2018 as compared to 49.0% for the same period in 2017. Average interest-earning assets increased $445.0 million for the year ended December 31, 2018 as compared to the same period in 2017 due primarily to an increase of $360.4 million in average loans and a $91.2 million increase in average overnight deposits.

Interest Income

Interest income increased $23.0 million, or 37.8%, to $83.9 million for the year ended December 31, 2018 from $60.9 million for the year ended December 31, 2017. This was attributable, primarily, to an increase in interest on loans, which increased $20.2 million, or 35.1%, to $77.3 million for the year ended December 31, 2018 from $57.2 million for the year ended December 31, 2017. The increase in interest income on loans was due to an increase in the average balance of loans to $1.60 billion for 2018 as compared to $1.24 billion for 2017. In addition, the average yield earned on loans increased 22 basis points to 4.82% for 2018 as compared to 4.60% for 2017. During 2018, the Bank originated $823.9 million of loans as compared to $446.4 million during 2017.

Interest on overnight deposits amounted to $4.8 million for 2018 as compared to $2.1 million for 2017.  This increase was due to an increase of $91.2 million or 55.0% in the average balance of overnight deposits and a 64 basis point increase in the yield earned to 1.88%.

Interest Expense

Interest expense increased $4.0 million, or 46.0%, to $12.7 million for the year ended December 31, 2018 from $8.7 million for the year ended December 31, 2017, primarily due to a $3.2 million increase in interest expense on deposits. This increase was due to an increase in the average balance of interest bearing deposits of $46.4 million to $688.3 million for the year ended December 31, 2018. In addition, the average rate paid on interest bearing deposits increased 40 basis points to 1.32% for the year ended December 31, 2018 from 0.92% for the year ended December 31, 2017.

Interest expense on borrowed funds increased $816,000 to $3.6 million for 2018 as compared to $2.8 million for 2017. The average cost of borrowed funds increased 107 basis points to 3.68% for the year ended December 31, 2018 as compared to 2.61% for the year ended December 31, 2017. The average balance of borrowed funds decreased $8.8 million to $96.9 million for 2018 as compared to $105.7 million for 2017.

Provision for Loan Losses

The provision for loan losses for the year ended December 31, 2018 was $3.1 million as compared to $7.1 million for 2017. This decrease reflects a $1.7 million recovery related to the taxi medallion loans in 2018.  In addition, the provision for loan losses in 2017 included a $3.7 million charge-off related to taxi medallion loans.

The provision for loan losses resulted in a ALLL of $18.9 million at December 31, 2018 as compared to $14.9 million at December 31, 2017. For additional information about the provision for loan losses, see the discussion of asset quality and the allowance for loan losses previously included in this report, as well as in Note 5 to the audited consolidated financial statements in this report.

Non-Interest Income

For the year ended December 31, 2018, non-interest income increased $1.0 million to $12.2 million from $11.2 million in 2017.  This increase was primarily due to increases of $796,000 in service charges on deposits and $1.3 million in prepaid third-party debit card income, partially offset by a $1.1 million decrease in other service charges and fees as compared to 2017. The increase in service charges on money market accounts was due primarily to an increase in the number of these accounts. The increase in the prepaid third-party debit card income reflects the growth in the third-party debit card business and a termination fee of $500,000 received in 2018 for a discontinued relationship. The decrease in other service charges and fees was primarily due to a decrease of $1.2 million in foreign currency conversion fees, which were at an elevated level during the fourth quarter of 2017 and the first quarter of 2018, as customers, particularly those in the digital currency business, were transferring funds from their global corporate accounts back into their U.S. dollar accounts with the Bank.

Non-Interest Expense

For the year ended December 31, 2018, non-interest expense increased $10.8 million to $43.5 million as compared to $32.7 million for the year ended December 31, 2017. Compensation and benefits increased $6.5 million to $25.7 million for the year ended December 31, 2018 as compared to $19.2 million for 2017. This increase was due primarily to an increase of $3.4 million in salaries due primarily to the addition of 28 full-time equivalent employees. These employees were hired to support the growth of the Company, in both the business development and risk management areas. In addition, expense related to restricted stock unit grants increased $1.3 million to $1.7 million for 2018 as compared to $412,000 for 2017, primarily due to new performance based restricted stock units granted in 2018.  For those same periods, data processing fees increased $2.4 million to $4.0 million due primarily to costs related to wire transfer activity as well as technology costs to support the growth in various deposit verticals.

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

The following is a table of off-balance sheet arrangements broken out by Fixed and Variable rate commitments for the periods indicated therein (dollars in thousands):

	At December 31,
	2018		2017		2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Undrawn lines of credit	$7,737	$130,547	$39,651	$76,008	$60,984	$9,890
Letters of credit	34,351	-	23,741	-	9,808	—
	$42,088	$130,547	$63,392	$76,008	$70,792	$9,890

The following is a maturity schedule for the Company’s off-balance sheet arrangements at December 31, 2018 (dollars in thousands):

	Total	2019	2020 - 2021	2022 - 2023	thereafter
Undrawn lines of credit	$138,284	$78,814	$44,761	$14,709	$—
Standby letters of credit	34,351	26,475	7,876	—	—
	$172,635	$105,289	$52,637	$14,709	$—

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

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At December 31, 2018 and December 31, 2017, cash and cash equivalents totaled $232.9 million and $261.2 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $32.5 million at December 31, 2018 and $32.2 million at December 31, 2017.

At December 31, 2018, the Bank had the ability to borrow a total of  $249.7 million from the FHLBNY. It also had an available line of credit with the FRBNY discount window of  $127.3 million. Total FHLB advances at December 31, 2018 amounted to $185.0 million. These advances were used to supplement deposit funding to support loan growth. In February 2019, the Bank pledged additional collateral to the FHLB and, as a result, its total borrowing capacity was increased to $346.8 million.

At December 31, 2017, the Bank had the ability to borrow a total of  $263.4 million from the FHLBNY. It also had an available line of credit with the FRBNY discount window of  $92.9 million. Total FHLB advances at December 31, 2017 amounted to $42.2 million.

The Bank has no material commitments or demands that are likely to affect its liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, the Company could access its borrowing capacity with the FHLBNY or obtain additional funds through brokered certificates of deposit.

Certificates of deposit due within one year of December 31, 2018 totaled $66.0 million, or 4.0% of total deposits. Total certificates of deposit were $97.0 million, or 5.8% of total deposits, at December 31, 2018. Certificates of deposit due within one year of December 31, 2017 totaled $63.2 million, or 4.5% of total deposits. Total certificates of deposit were $80.2 million, or 5.7% of total deposits at December 31, 2017.

The Bank’s primary investing activities are the origination and purchase of loans and the purchase of securities. During the year ended December 31, 2018, it originated or purchased $830.4 million of loans and $7.7 million of securities. During the year ended December 31, 2017, it originated or purchased $762.2 million of loans and $1.5 million of securities.

Financing activities consist primarily of activity in deposit accounts. The Bank experienced an increase in total deposits of  $256.2 million and $410.6 million for the years ended December 31, 2018 and 2017, respectively. The Bank generates deposits from businesses and individuals through client referrals and other relationships and through its retail presence. The Bank has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds.

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

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. At December 31, 2018 and 2017, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with its internal planning targets and regulatory capital standards administered by federal banking agencies. The Bank reviews capital levels on a monthly basis.

Below is a table of the Company and Bank’s capital ratios for the periods indicated:

	At December 31, 2017		Minimum Ratio to be “Well Capitalized”	Minimum Ratio Required for Capital Adequacy Purposes
	2018	2017
The Company:
Tier 1 leverage ratio	13.7%	13.7%	N/A	4.0%
Common equity tier 1	13.2%	15.3%	N/A	4.5%
Total risk-based capital ratio	14.6%	17.1%	N/A	6.0%
Tier 1 risk-based capital ratio	16.9%	19.9%	N/A	8.0%

The Bank
Tier 1 leverage ratio	14.7%	14.7%	5.0%	4.0%
Common equity tier 1	15.6%	18.4%	6.5%	4.5%
Total risk-based capital ratio	15.6%	18.4%	8.0%	6.0%
Tier 1 risk-based capital ratio	16.7%	19.4%	10.0%	8.0%

Basel III revised the capital adequacy requirements and the Prompt Corrective Action Framework effective January 1, 2015 for the Bank. As of January 1, 2019, the Basel Rules would require the Company and the Bank to maintain a 2.5% “capital conservation buffer” on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was fully phased in at 2.5% on January 1, 2019. The capital levels of the Company and Bank exceeded the capital conservation buffer requirements at December 31, 2018.

As a result of the recently enacted Economic Growth Act (the “Act”), banking regulatory agencies adopted a revised definition of “well capitalized” for financial institutions and holding companies with assets of less than $10 billion and that are not determined to be ineligible by their primary federal regulator due to their risk profile (a “Qualifying Community Bank”). The new definition expanded the ways that a Qualifying Community Bank may meet its capital requirements and be deemed “well capitalized.” The new rule establishes a “community bank leverage ratio” equal to the tangible equity capital divided by the average total consolidated assets. A Qualifying Community Bank that exceeds a to-be-determined threshold for this new leverage ratio, which regulators must set at between 8% and 10%, are considered to be well capitalized and to have met generally applicable leverage capital requirements, generally applicable risk-based capital requirements, and any other capital or leverage requirements to which such financial institution or holding company is subject.

In addition, as a result of the Act, the FRB amended its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant nonbanking activities, (ii) do not conduct significant off-balance sheet activities, and (3) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, are no longer subject to regulatory capital requirements.

The Bank plans to continue to measure capital adequacy using the ratios in the table above.

Critical Accounting Policies

A summary of accounting policies is provided in Note 3 to the consolidated financial statements included in this report. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes the Company’s most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for Loan Losses

Although management evaluates available information to determine the adequacy of the allowance for loan losses, the level of the allowance is an estimate which is subject to significant judgement and short term change. Because of uncertainties associated with local economic conditions, collateral values and future cash flows of the loan portfolio, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term due to economic, operating, regulatory and other conditions beyond the Company’s control. However, the amount of the change that is reasonably possible cannot be estimated. The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Due to changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, the Company may ultimately incur losses that vary from management’s current estimates. Adjustments to the allowance for loan losses will be reported in the period such adjustments become known or can be reasonably estimated. All loan losses are charged to the allowance for loan losses when the loss actually occurs or when the collectability of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery.

Emerging Growth Company

Pursuant to the JOBS Act, an EGC is provided the option to adopt new or revised accounting standards that may be issued by the FASB or the SEC either (i) within the same periods as those otherwise applicable to non-EGCs or (ii) within the same time periods as private companies. The Company elected the option to utilize the delayed effective dates of recently issued accounting standards. As permitted by JOBS Act, so long as it qualifies as an EGC, the

Company will take advantage of some of the reduced regulatory and reporting requirements that are available to it, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Recently Issued Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see Note 3 to the Company’s consolidated financial statements.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

General

The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The Board of Directors of the Bank has oversight of the Bank’s asset and liability management function, which is managed by its ALCO. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That group also reviews liquidity, capital, deposit mix, loan mix and investment positions.

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

Net Interest Income At-Risk

The Bank analyzes its sensitivity to changes in interest rates through a net interest income simulation model. It estimates what net interest income would be for a one-year period based on current interest rates, and then calculates what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2018 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

Although the net interest income table below provides an indication of interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results. The following table indicates the sensitivity of projected annualized net interest income to the interest rate movements described above at December 31, 2018 (dollars in thousands):

At December 31, 2018
Change in Interest Rates (basis points)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
400	$82,139	4.28%
300	81,316	3.24
200	80,420	2.10
100	79,752	1.25
—	78,765	—
-100	77,480	(1.63)
-200	75,822	(2.14)

The table above indicates that at December 31, 2018, in the event of a 200 basis point increase in interest rates, the Company would experience a 2.10% increase in net interest income. In the event of a 100 basis point decrease in interest rates, it would experience a 1.63% decrease in net interest income.

Economic Value of Equity Analysis

The Bank analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates.

The table below represents an analysis of interest rate risk as measured by the estimated changes in economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +300 and +400 basis points and -100 basis points) at December 31, 2018 (dollars in thousands):

		Estimated Increase (Decrease) in		EVE as a Percentage of Fair
		EVE		Value of Assets (3)
Change in					Increase
Interest Rates					(Decrease)
(basis points) (1)	Estimated EVE (2)	Dollars	Percent	EVE Ratio (4)	(basis points)
+400	$274,230	$(43,744)	(13.76)%	13.81	(1.03)
+300	284,520	(33,454)	(10.52)	14.08	(0.76)
+200	294,351	(23,623)	(7.43)	14.30	(0.54)
+100	308,781	(9,193)	(2.89)	14.69	(0.15)
—	317,974	—	—	14.84	—
-100	318,387	413	0.13	14.60	(0.24)
-200	305,398	(12,989)	(4.08)	13.79	(1.05)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

The table above indicates that at December 31, 2018, in the event of a 100 basis point decrease in interest rates, the Bank would experience a 0.13% increase in its economic value of equity. In the event of a 200 basis points increase in interest rates, it would experience a decrease of 7.43% in economic value of equity.

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

For the Company’s consolidated financial statements, see index on page 71.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure

a)	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2018. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

b)	Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control over financial reporting is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections on any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2018 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a smaller reporting company) to provide only management’s report in this annual report.

c)	Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding the Company’s directors, executive officers and corporate governance is incorporated by reference to the Company’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the SEC within 120 days of December 31, 2018. Specifically, the Company incorporates herein the information regarding its directors and executive officers included in the Proxy Statement under the headings “Proposal I — Election of Directors — Nominees and Continuing Directors,” “— Executive Officers Who Are Not Directors” and “— Section 16(a) Beneficial Ownership Reporting Compliance.”

Information regarding the Company’s corporate governance is incorporated herein by reference to the information in the Proxy Statement under the headings “Proposal I — Election of Directors — Committees of the Board of Directors — Audit Committee” and “— Code of Ethics.” The Company has adopted a written Code of Ethics that applies to all directors, officers, including its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller, or persons performing similar functions, and employees. The Code of Ethics is published on the Company’s website, www.metropolitanbankny.com. The Company will provide to any person, without charge, upon request, a copy of such Code of Ethics. Such request should be made in writing to: Metropolitan Bank Holding Corp. 99 Park Ave, 4th Floor, New York, New York, 10016, attention: Investor Relations.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is included under the heading “Voting Securities and Principal Holders — Principal Holders” and “Equity Compensation Plans” in the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Related Persons” section of the Company’s 2019 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Company’s 2019 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Financial Statements

See index to Consolidated Financial Statements on page 71.

Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under “Part II — Item 8. Financial Statements and Supplementary Data.”

Exhibits Required by Item 601 of SEC Regulation S-K

3.1	Certificate of Incorporation of Metropolitan Bank Holding Corp, as amended.(1)
3.2	Amended and Restated Bylaws of Metropolitan Bank Holding Corp.(2)
4.1	Form of Common Stock Certificate of Metropolitan Bank Holding Corp.(3)
4.2	Form of Class B Preferred Stock Certificate of Metropolitan Bank Holding Corp.(4)
10.1	Registration Rights Agreement, dated June 21, 2016, between Metropolitan Bank Holding Corp. and Endicott Opportunity Partners IV, L.P.(5)
10.2	Employment Agreement by and among Metropolitan Bank Holding Corp., Metropolitan Commercial Bank and Mark R. DeFazio(6)
10.3	Metropolitan Bank Holding Corp. 2009 Equity Incentive Plan(7)
10.4	First Amendment to 2009 Equity Incentive Plan(8))
10.5	Second Amendment to 2009 Equity Incentive Plan(9)
10.6	Metropolitan Commercial Bank Executive Annual Incentive Plan(10)
10.7	Form of Performance Restricted Share Unit Award Agreement(11)
10.8	Amendment One to Restricted Share Agreements between Metropolitan Bank Holding Corp and Grantee(12)
10.9	Form of Restricted Share Agreement(13)
10.10	Form of Stock Option Agreement(14)

10.11	Change in Control Agreement by and among Metropolitan Bank Holding Corp., Metropolitan Commercial Bank and Gerard Perri(15)
10.12	Employment Agreement by and between Metropolitan Commercial Bank and Scott Lublin(16)
21	Subsidiaries of Registrant(17)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2018 and 2017, (ii) the Consolidated Statements of Operation for the years ended December 31, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017 (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, and (vi) the notes to the Consolidated Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333‑220805).
(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333‑220805).
(3)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333‑220805).
(4)	Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333‑220805).
(5)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333‑220805).
(6)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333‑220805).
(7)	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333‑220805).
(8)	Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282).
(9)	Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282).
(10)	Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S‑1/A filed with the Securities and Exchange Commission on October 25, 2017 (File No. 333‑220805).
(11)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on February 6, 2018 (File No. 001‑38282).
(12)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on February 6, 2018 (File No. 001‑38282).

(13) Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282).

(14) Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282).

(15) Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282).

(16) Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2018 (File No. 001-38282).

(17) Incorporated by reference to Exhibit 21 to the Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333‑220805)

Item 16.  Form 10-K Summary

None.

EXHIBIT INDEX

3.1	Certificate of Incorporation of Metropolitan Bank Holding Corp, as amended.(1)
3.2	Amended and Restated Bylaws of Metropolitan Bank Holding Corp.(2)
4.1	Form of Common Stock Certificate of Metropolitan Bank Holding Corp.(3)
4.2	Form of Class B Preferred Stock Certificate of Metropolitan Bank Holding Corp.(4)
10.1	Registration Rights Agreement, dated June 21, 2016, between Metropolitan Bank Holding Corp. and Endicott Opportunity Partners IV, L.P.(5)
10.2	Employment Agreement by and among Metropolitan Bank Holding Corp., Metropolitan Commercial Bank and Mark R. DeFazio(6)
10.3	Metropolitan Bank Holding Corp. 2009 Equity Incentive Plan(7)
10.4	First Amendment to 2009 Equity Incentive Plan(8))
10.5	Second Amendment to 2009 Equity Incentive Plan(9)
10.6	Metropolitan Commercial Bank Executive Annual Incentive Plan(10)
10.7	Form of Performance Restricted Share Unit Award Agreement(11)
10.8	Amendment One to Restricted Share Agreements between Metropolitan Bank Holding Corp and Grantee(12)
10.9	Form of Restricted Share Agreement(13)
10.10	Form of Stock Option Agreement(14)
10.11	Change in Control Agreement by and among Metropolitan Bank Holding Corp., Metropolitan Commercial Bank and Gerard Perri(15)
10.12	Employment Agreement by and between Metropolitan Commercial Bank and Scott Lublin(16)
21	Subsidiaries of Registrant(17)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2018 and 2017, (ii) the Consolidated Statements of Operation for the years ended December 31, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017 (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, and (vi) the notes to the Consolidated Financial Statements

(13)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333‑220805).
(14)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333‑220805).
(15)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333‑220805).
(16)	Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333‑220805).
(17)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333‑220805).
(18)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333‑220805).
(19)	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333‑220805).
(20)	Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282).

(21)	Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282).
(22)	Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S‑1/A filed with the Securities and Exchange Commission on October 25, 2017 (File No. 333‑220805).
(23)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on February 6, 2018 (File No. 001‑38282).
(24)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on February 6, 2018 (File No. 001‑38282).

(13) Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282).

(14) Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282).

(15) Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282).

(16) Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2018 (File No. 001-38282).

(17) Incorporated by reference to Exhibit 21 to the Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333‑220805).

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: March 13, 2019	By:	/s/ Mark R. DeFazio
Mark R. DeFazio
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mark R. DeFazio	President, Chief Executive Officer and Director	March 13, 2019
Mark R. DeFazio	(Principal Executive Officer)

/s/ Anthony J. Fabiano	Executive Vice President and Chief Financial Officer	March 13, 2019
Anthony J. Fabiano	(Principal Financial and Accounting Officer)

/s/ William Reinhardt	Chairman of the Board	March 13, 2019
William Reinhardt

/s/ Dale C. Fredston	Director	March 13, 2019
Dale C. Fredston

/s/ David J. Gold	Director	March 13, 2019
David J. Gold

/s/ Harvey M. Gutman	Director	March 13, 2019
Harvey M. Gutman

/s/ Terence J. Mitchell	Director	March 13, 2019
Terence J. Mitchell

/s/ Robert C. Patent	Director	March 13, 2019
Robert C. Patent

/s/ Maria F. Ramirez	Director	March 13, 2019
Maria F. Ramirez

/s/ David M. Gavrin	Director	March 13, 2019
David M. Gavrin

/s/ Robert Usdan	Director	March 13, 2019
Robert Usdan

/s/ George J. Wolf, Jr.	Director	March 13, 2019
George J. Wolf, Jr.

Crowe LLP Independent Member Crowe Global

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Metropolitan Bank Holding Corp. and Subsidiary

New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Metropolitan Bank Holding Corp. and Subsidiary (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America..

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Crowe LLP

We have served as the Company’s auditor since 2008.

Livingston, New Jersey
March 13, 2019

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar amounts in thousands, except per share data)

	December 31,	December 31,
	2018	2017
Assets
Cash and due from banks	$9,246	$6,790
Overnight deposits	223,704	254,441
Total cash and cash equivalents	232,950	261,231
Investment securities available for sale, at fair value	32,549	32,157
Investment securities held to maturity (estimated fair value of $4,403 and $5,330 at December 31, 2018 and December 31, 2017 respectively)	4,571	5,428
Total securities	37,120	37,585
Other investments	22,287	13,677
Loans, net of deferred fees and unamortized costs	1,865,216	1,419,896
Allowance for loan losses	(18,942)	(14,887)
Net loans	1,846,274	1,405,009
Receivable from prepaid card programs, net	8,218	9,579
Accrued interest receivable	5,507	4,421
Premises and equipment, net	6,877	6,268
Prepaid expenses and other assets	8,158	5,751
Goodwill	9,733	9,733
Accounts receivable, net	5,520	6,601
Total assets	$2,182,644	$1,759,855
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$798,563	$812,616
Interest-bearing deposits	861,991	591,739
Total deposits	1,660,554	1,404,355
Federal Home Loan Bank of New York advances	185,000	42,198
Trust preferred securities	20,620	20,620
Subordinated debt, net of issuance cost	24,545	24,489
Accounts payable, accrued expenses and other liabilities	18,439	21,678
Accrued interest payable	1,282	749
Prepaid third-party debit cardholder balances	7,687	8,882
Total liabilities	1,918,127	1,522,971

Commitments and Contingencies (See Note 11)

Class B preferred stock, $0.01 par value, authorized 2,000,000 shares, 272,636 issued and outstanding at December 31, 2018 and December 31, 2017	3	3
Common stock, $0.01 par value, 25,000,000 shares authorized, 8,217,274 and 8,196,310 shares issued and outstanding at December 31, 2018 and December 31, 2017 respectively	82	81
Additional paid in capital	213,490	211,145
Retained earnings	51,415	25,861
Accumulated other comprehensive loss, net of tax effect	(473)	(206)
Total stockholders’ equity	264,517	236,884
Total liabilities and stockholders’ equity	$2,182,644	$1,759,855

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2018 and 2017

(Dollar amounts in thousands, except per share data)

	2018	2017
Interest and dividend income:
Loans, including fees	$77,342	$57,186
Securities:
Taxable	743	813
Tax-exempt	29	30
Money market funds and commercial paper	339	315
Overnight deposits	4,838	2,074
Other interest and dividends	654	446
Total interest income	$83,945	$60,864
Interest expense:
Deposits	9,103	5,873
Borrowed funds	1,149	840
Trust preferred securities interest expense	846	636
Subordinated debt interest expense	1,619	1,322
Total interest expense	12,717	8,671

Net interest income	71,228	52,193
Provision for loan losses	3,138	7,059
Net interest income after provision for loan losses	68,090	45,134

Non-interest income:
Service charges on deposit accounts	4,248	3,452
Prepaid third-party debit card income	4,640	3,369
Other service charges and fees	3,305	4,368
Losses on call of securities	(37)	—
Total non-interest income	12,156	11,189

Non-interest expense:
Compensation and benefits	$25,658	$19,166
Bank premises and equipment	5,063	4,385
Professional fees	2,922	2,544
Data processing fees	3,987	1,592
Other expenses	5,841	5,058
Total non-interest expense	43,471	32,745

Net income before income tax expense	36,775	23,578
Income tax expense	11,221	11,209
Net income	$25,554	$12,369

Earnings per common share:
Basic earnings	$3.12	$2.40
Diluted earnings	$3.06	$2.34

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2018 and 2017

(Dollar amounts in thousands, except per share data)

	2018	2017
Net Income	$25,554	$12,369

Other comprehensive loss
Unrealized holding loss arising during the period	(390)	(54)
Reclassification adjustment for loss included in net income	37	—
Total unrealized loss on securities available for sale	(353)	(54)
Tax effect	86	(13)
Total unrealized gains/loss on securities available for sale, net of tax	(267)	(41)
Comprehensive income	25,287	12,328

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2018 and 2017

(Dollar amounts in thousands, except per share data)

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount

Balance at January 1, 2017	272,636	$3	4,604,563	$45	$96,116	$13,492	$(165)	$109,491
Restricted stock grants, net of forfeiture	—	—	28,383	—	—	—	—	—
Employee stock-based compensation	—	—	—	—	412	—	—	412
Common stock issued in initial public offering, net of stock issuance costs of $10,002	—	—	3,565,000	36	114,737	—	—	114,773
Exercise of stock options, net of redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	—	—	4,503	—	135	—	—	135
Repurchase of shares for exercise of stock options and tax withholding for restricted stock vesting	—	—	(6,139)	—	(255)	—	—	(255)
Net income	—	—	—	—	—	12,369	—	12,369
Other comprehensive loss	—	—	—	—	—	—	(41)	(41)
Balance at December 31, 2017	272,636	$3	8,196,310	$81	$211,145	$25,861	$(206)	$236,884

Balance at January 1, 2018	272,636	$3	8,196,310	$81	$211,145	$25,861	$(206)	$236,884
Restricted stock grants, net of forfeiture	—	—	8,987	—	440	—	—	440
Employee stock-based compensation	—	—	—	—	1,711	—	—	1,711
Exercise of stock options, net of redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	—	—	11,977	1	359	—	—	360
Repurchase of shares for exercise of stock options and tax withholding for restricted stock vesting	—	—	—	—	(132)	—	—	(132)
Issuance of common stock(1)	—	—	—	—	(33)	—	—	(33)
Net income	—	—	—	—	—	25,554	—	25,554
Other comprehensive loss	—	—	—	—	—	—	(267)	(267)
Balance at December 31, 2018	272,636	3	8,217,274	82	213,490	51,415	(473)	264,517

(1)	Represents costs incurred in connection with the Company’s IPO completed in 2017

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2018 and 2017

(Dollar amounts in thousands, except per share data)

	2018	2017
Cash flows from operating activities:
Net income	$25,554	$12,369
Adjustments to reconcile net income to net cash:
Depreciation and amortization	1,355	978
Net amortization of premiums on securities	306	321
Amortization of subordinated debt issuance costs	56	46
Provision for loan and lease losses	3,138	7,059
Stock-based compensation expense	1,711	412
Net change in deferred loan fees	1,063	(90)
Non-employee stock-based expense	440	—
Deferred income tax benefit	(1,531)	790
Loss on call of securities	37	—
Gain on sale of loans	(50)	—
Net change in:
Accrued interest receivable	(1,086)	(1,686)
Accounts payable, accrued expenses and other liabilities	(3,239)	10,777
Change in third-party debit cardholder balances	(1,195)	2,018
Change in accrued interest payable	533	522
Accounts receivable, net	1,081	(1,181)
Receivable from prepaid card programs, net	1,361	(2,013)
Prepaid expenses and other assets	(2,474)	1,151
Net cash provided by operating activities	27,060	31,473

Cash flows from investing activities:
Loan originations and payments, net	(279,794)	(330,362)
Loans purchased	(190,788)	(46,756)
Proceeds from the sale of loans held for sale	26,732	7,871
Redemptions of other investments	4,255	7,203
Purchases of other investments	(12,865)	(8,292)
Purchase of securities available for sale	(7,687)	(1,470)
Proceeds from calls of securities available for sale	1,463	—
Proceeds from paydowns and maturities of securities available for sale	5,252	6,359
Proceeds from paydowns of securities held to maturity	826	1,034
Purchase of premises and equipment, net	(1,964)	(2,211)
Net cash used in investing activities	(454,570)	(366,624)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	114,773
Proceeds from exercise of stock options, net of redemptions	360	135
Redemption of common stock for tax withholdings for restricted stock vesting	(132)	(255)
Proceeds from issuance of subordinated debt, net of issuance cost	—	24,443
Proceeds from FHLB advances	293,240	326,864
Repayments of FHLB advances	(150,438)	(363,084)
Net increase in deposits	256,199	410,575
Net cash provided by financing activities	399,229	513,451

Increase (decrease) in cash and cash equivalents	(28,281)	178,300
Cash and cash equivalents at the beginning of the period	261,231	82,931
Cash and cash equivalents at the end of the period	$232,950	$261,231

Supplemental information:
Cash paid for:
Interest	$12,184	$8,149
Income Taxes	$13,794	$8,787
Non-cash item:
Transfer of loans held for investment to held for sale	$26,682	$7,871

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

NOTE 1 — ORGANIZATION

Metropolitan Bank Holding Corp. (a New York Corporation) (the “Company”) is a bank holding company whose principal activity is the ownership and management of Metropolitan Commercial Bank (the “Bank”), its wholly-owned subsidiary. The Bank’s primary market is the New York metropolitan area. The Bank offers a traditional range of commercial banking services to individuals, businesses and others needing banking services. Its primary lending products are commercial mortgages and commercial and industrial loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. The Bank’s primary deposit products are checking, savings, and term deposit accounts, and its deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the maximum amounts allowed by law. The Bank commenced operations on June 22, 1999.

The Company is subject to regulations of certain state and federal agencies and, accordingly, is periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s business is susceptible to being affected by state and federal legislation and regulations.

NOTE 2  — BASIS OF PRESENTATION

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

Certain prior-year amounts have been reclassified to conform to current year’s presentation.

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

For the years ended December 31, 2018 and 2017 (Continued)

prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method. Gains and losses on sales of securities are recognized in the consolidated statements of operations upon sale.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Accounts Receivable & Receivable from Prepaid Card Programs, Net:   Accounts receivables, net, primarily consist of the Bank’s in-transit items, trade receivables from prepaid debit card programs and other receivables. Receivables from prepaid card programs are predominantly government scheduled payments including financial assistance programs and pensions.

Revenue Recognition:   Revenue is recognized when the related services have been provided and amounts have been earned. Prepaid third-party debit card income consists of monthly maintenance fees, ATM fees, point-of-sale transaction fees, and other revenues. The Company recognizes revenue related to maintenance fees from prepaid third-party debit cardholders on a monthly basis, ATM fees from cardholders when customers withdraw money at certain ATMs, and point-of-sale transaction fees when customers use the cards for purchases, in accordance with the terms and conditions in the cardholder agreements.

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

For the years ended December 31, 2018 and 2017 (Continued)

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

For the years ended December 31, 2018 and 2017 (Continued)

If the estimate of value proves to be inaccurate, the value of the building may be insufficient to assure full repayment if liquidation is required. If foreclosure is required on a building before or at completion due to a default, there can be no assurance that all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs will be recovered.

Commercial Real Estate — Commercial real estate loans are secured by nonresidential real estate and generally have larger balances and involve a greater degree of risk than residential real estate loans. Repayment of commercial real estate loans depends on the total cash flow analysis of the borrower and the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the cash flow from the property. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. Commercial real estate is also subject to adverse market conditions that cause a decrease in market value or lease rates, obsolescence in location or function and market conditions associated with oversupply of units in a specific region.

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

Consumer — The Bank purchases loans made to licensed medical professionals for consumer purposes on an unsecured basis. Consumer loans are comprised of these loans and student loans. As a result, repayment of such loans are subject, to a greater extent than loans secured by collateral, to the financial condition of the borrower.

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

For the years ended December 31, 2018 and 2017 (Continued)

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

Goodwill:   Goodwill and certain other intangibles generally arise from business combinations accounted for under the purchase method of accounting. Goodwill and other intangibles deemed to have indefinite lives generated from business combinations are not subject to amortization and are instead tested for impairment not less than annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected December 31 as the date to perform the annual impairment test.

The goodwill of $9.7 million is associated with a purchase of the prepaid third-party debit card business. The Company performed an impairment assessment, and determined that no impairment of goodwill exists as of December 31, 2018 and 2017.

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

Other Investments:   Other investments includes FRB stock, FHLB (“FHLB”) stock and investments in the Solomon Hess SBA Loan Fund (“SBA Loan Fund” or “Fund”). Other investments also include a $500,000 investment in The Disability Opportunity Fund (“DOF”), which is an equity equivalent investment to a community development financial institution. The investment was made by the Bank in 2018.The Bank is a member of the FRB and the FHLB systems. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FRB and FHLB stock are carried at cost, classified as a restricted security, and periodically evaluated for impairment

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The investment in the SBA Fund is recorded at cost and periodically evaluated for impairment. The Company held FRB and FHLB stock of  $7.3 million and $9.5 million, respectively, and a SBA Loan Fund investment of  $5.0 million as of December 31, 2018. As of December 31, 2017, the Company held FRB and FHLB stock of $3.9 million and $2.8 million, respectively, and an SBA loan Fund investment of $5.0 million.

Comprehensive Income:   Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Restrictions on Cash:  Included in cash on hand or on deposit with the FRB was required to meet regulatory reserve and clearing requirements. Also included in cash was $9.4 million and $7.1 million of cash held in escrow and collateral accounts for third-party debit card program managers as of December 31, 2018 and 2017, respectively.

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

For the years ended December 31, 2018 and 2017 (Continued)

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

Operating segments:   While department heads monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Recently Issued Accounting Standards: Pursuant to the Jumpstart Our Business Startups Act (“JOBS Act”), an Emerging Growth Company (“EGC”) is permitted to elect to adopt new accounting guidance using adoption dates of nonpublic entities. The Company elected delayed effective dates of recently issued accounting standards.

NOTE 3  —  SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (ASU) 2014‑09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014‑09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2016, the FASB deferred the effective date of the ASU by one year which means ASU 2014‑09 is effective for the Company beginning January 1, 2019. The Company adopted the new revenue guidance as January 1, 2019, using the five-step model prescribed by the ASU and described above. Management has evaluated the Company’s revenue streams and has determined that the impact the ASU on the Company’s operating results or financial condition is negligible.

In January 2016, the FASB issued ASU 2016‑01, an amendment to Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825‑10). The objectives of the ASU are to: (1) require equity investments to be measured at fair value, with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet, (4) require the use of the exit price notion when measuring the fair value of financial instruments, and (5) clarify the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. In February 2018, the FASB issued ASU 2018‑03, Technical Corrections and Improvements to Financial Instruments — Overall — Recognition and Measurement of Financial Assets and Liabilities, an amendment to ASU 2016‑01. The amendments clarify certain aspects of the guidance issued in ASU 2016‑01. The amendments in these ASUs are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Management has evaluated the impact of ASU 2016‑01 and

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

2018‑03 upon adoption as of January 1, 2019 and has concluded that there is not a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842). ASU 2016‑02 requires companies that lease valuable assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, however, early adoption is permitted. Under ASU 2016‑02, the Company will recognize a right-of-use asset and a lease obligation liability on the consolidated balance sheet, which will increase the Company’s assets and liabilities. Management is evaluating the potential impact of ASU 2016‑02 on its consolidated financial statements.

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

The Company elected to adopt ASU 2016-09 in the second quarter of 2018 and, in accordance with the guidance, has adopted the guidance as of the beginning of the fiscal year. Under the ASU, the tax effects of awards are treated as discrete items in the reporting period in which they occur. Therefore, the tax effect of awards is not spread over the entire year through the use of the annual effective tax rate, but instead is recorded entirely in the period in which the tax deduction arose. The relevant information on restricted stock that vests and stock options that are exercised is used to compare the cumulative book expense to the tax deduction. With this information, the discrete item is calculated and recorded. The Company prospectively applied the amendment in this guidance requiring recognition of excess tax benefits and deficits in the income statement resulting in a $83,000 income tax benefit recognized for the year ended December 31, 2018.

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

In June 2016, the FASB issued ASU No. 2016‑13, Financial Instruments — Credit Losses (Topic 326), which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this guidance is effective for fiscal years and interim periods beginning after December 15, 2020. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements. Management expects to recognize a one-time cumulative effect to the allowance for loan losses as of the beginning of

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

the reporting period in which the ASU takes effect, but cannot yet determine the magnitude of the impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017‑04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for the Company beginning January 1, 2021, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. Management expects that ASU 2017‑04 will not have a significant impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017‑08, Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount as discounts continue to be amortized to maturity. ASU No. 2017‑08 is effective for interim and annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The guidance includes a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Management expects that ASU 2017‑08 will not have a significant impact on its consolidated financial statements.

On February 14, 2018 the FASB issued final guidance in the form of Accounting Standards Update No. 2018‑02, which permits — but does not require — companies to reclassify stranded tax effects caused by 2017 tax reform from accumulated other comprehensive income to retained earnings. Additionally, the ASU requires new disclosures by all companies, whether they opt to do the reclassification or not. Management expects ASU 2018‑02 will not have a significant impact on its consolidated financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018; however, early adoption is permitted.

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

NOTE 4 — INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2018 and 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses (dollars in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2018	Cost	Gains	Losses	Fair Value
Available-for-sale
Residential mortgage-backed securities	$21,880	$3	$(486)	$21,397
Residential collateralized mortgage obligations	2,213	—	(97)	2,116
Commercial mortgage-backed securities issued by U.S. government sponsored entities	5,874	—	(25)	5,849
Commercial collateralized mortgage obligations	—	—	—	—
Municipal bond	1,074	3	—	1,077
CRA mutual fund	2,208	—	(98)	2,110
Total securities available-for-sale	$33,249	$6	$(706)	$32,549

Held-to-maturity
Residential mortgage-backed securities	$4,546	—	(168)	4,378
Foreign government securities	25	—	—	25
Total securities held-to-maturity	$4,571	$—	$(168)	$4,403

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2017	Cost	Gains	Losses	Fair Value
Available-for-sale
Residential mortgage-backed securities	$24,856	$70	$(242)	$24,684
Residential collateralized mortgage obligations	2,809	—	(103)	2,706
Commercial mortgage-backed securities issued by U.S. government sponsored entities	—	—	—	—
Commercial collateralized mortgage obligations	1,581	—	(31)	1,550
Municipal bond	1,098	11	—	1,109
CRA mutual fund	2,160	—	(52)	2,108
Total securities available-for-sale	$32,504	$81	$(428)	$32,157

Held-to-maturity
Residential mortgage-backed securities	$5,403	$—	$(98)	$5,305
Foreign government securities	25	—	—	25
Total securities held-to-maturity	$5,428	$—	$(98)	$5,330

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

The proceeds from calls of securities and the associated losses during the year ended December 31, 2018 were $1.5 million and $37,000 respectively. There were no sales or calls of securities for the year ended December 31, 2017.

The following table summarizes amortized cost and fair value of debt securities at year-end December 31, 2018 and 2017 are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The table does not include the effect of principal repayments. Equity securities, primarily investment in mutual funds, have been excluded from the table. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately (dollars in thousands):

	Held to Maturity		Available for Sale
At December 31, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$25	$25	$257	$258
One to five years	—	—	—	—
Five to ten years	—	—	—	—
Due after ten years	—	—	817	819
Total	$25	$25	$1,074	$1,077

Residential mortgage-backed securities	$4,546	$4,378	$21,880	$21,397
Residential collateralized mortgage obligations	—	—	2,213	$2,116
Commercial mortgage-backed securities issued by U.S. government sponsored entities	—	—	5,874	$5,849
Commercial collateralized mortgage obligations	—	—	—	—
Total Securities	$4,571	$4,403	$31,041	$30,439

	Held to Maturity		Available for Sale
At December 31, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
One to five years	25	25	—	—
Five to ten years	—	—	—	—
Due after ten years	—	—	1,098	1,109
Total	$25	$25	$1,098	$1,109

Residential mortgage-backed securities	$5,403	$5,305	$24,856	$24,684
Residential collateralized mortgage obligations	—	—	2,809	2,706
Commercial mortgage-backed securities	—	—	—	—
Commercial mortgage-backed securities issued by government sponsored entities	—	—	1,581	1,550
Total Securities	$5,428	$5,330	$30,344	$30,049

There were no securities pledged at December 31, 2018 and 2017 to secure borrowings.

At December 31, 2018 and 2017, all of the mortgage-backed securities and collateralized mortgage obligations held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac.

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

Securities with unrealized losses for the years ended December 31, 2018 and 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 months or more		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2018	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Residential mortgage-backed securities	$10,374	$(73)	$7,774	$(413)	$18,148	(486)
Residential collateralized mortgage obligations	—	—	2,116	(97)	2,116	(97)
Commercial mortgage-backed securities issued by U.S. government sponsored entities	—	—	5,849	(25)	5,849	(25)
Commercial collateralized mortgage obligations	—	—	—	—	—	—
CRA mutual fund	—	—	2,110	(98)	2,110	(98)
Total securities available-for-sale	$10,374	$(73)	$17,849	$(633)	$28,223	$(706)

Residential mortgage-backed securities	$—	$—	$4,378	$(168)	4,378	(168)
Total securities held-to-maturity	$—	$—	$4,378	$(168)	$4,378	$(168)

	Less than 12 Months		12 months or more		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2017	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Residential mortgage-backed securities	$9,194	$(85)	$7,738	$(157)	$16,932	$(242)
Residential collateralized mortgage obligations	—	—	2,706	(103)	2,706	(103)
Commercial mortgage-backed securities	—	—	—	—	—	—
Commercial mortgage-backed securities issued by government sponsored entities	—	—	1,550	(31)	1,550	(31)
CRA mutual fund	—	—	2,108	(52)	2,108	(52)
Total securities available-for-sale	$9,194	$(85)	$14,102	$(343)	$23,296	$(428)

Residential mortgage-backed securities	$3,260	$(33)	$2,045	$(65)	$5,305	$(98)
Total securities held-to-maturity	$3,260	$(33)	$2,045	$(65)	$5,305	$(98)

The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2018 and December 31, 2017 because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. In addition, the Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2018 and 2017.

At year-end 2018 and 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

NOTE 5  — LOANS

Net loans consist of the following as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017
Real estate
Commercial	$949,778	$783,745
Construction	42,540	36,960
Multi-family	307,126	190,097
One-to-four family	79,423	25,568
Total real estate loans	1,378,867	1,036,370

Commercial and industrial	381,692	340,001
Consumer	106,790	44,595
Total loans	1,867,349	1,420,966
Deferred fees	(2,133)	(1,070)
Loans, net of deferred fees and unamortized costs	1,865,216	1,419,896
Allowance for loan losses	(18,942)	(14,887)
Balance at the end of the period	$1,846,274	$1,405,009

The following tables represent the changes in the allowance for loan losses for the years ended December 31, 2018 and 2017, by portfolio segment. The portfolio segments represent the categories that the Bank uses to determine its allowance for loan losses (dollars in thousands):

	Commercial	Commercial		Multi	One-to-four
Year ended December 31, 2018	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$7,136	$5,578	$519	$1,156	$138	$360	$14,887
Provision for loan losses	1,978	(717)	106	891	90	790	3,138
Loans charged-off	(77)	(304)	—	—	—	(402)	(783)
Recoveries	—	1,700	—	—	—	—	1,700
Total ending allowance balance	$9,037	$6,257	$625	$2,047	$228	$748	$18,942

	Commercial	Commercial		Multi	One-to-four
Year ended December 31, 2017	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$5,206	$5,364	$409	$620	$109	$107	$11,815
Provision for loan losses	1,930	4,093	110	536	29	361	7,059
Loans charged-off	—	(3,879)	—	—	—	(108)	(3,987)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$7,136	$5,578	$519	$1,156	$138	$360	$14,887

Total charge offs were  $783,000 and  $4.0 million during the years ended December 31, 2018 and 2017, respectively. Included in the charge offs for the year ended December 31, 2017 were write downs associated with taxi medallion loans of $3.7 million. During the year ended December 31, 2018, the Bank recovered $1.7 million of the previously charged-off taxi medallion loans.

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of December 31, 2018 and 2017 (dollars in thousands):

	Commercial	Commercial		Multi	One-to-four
At December 31, 2018	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$44	$44
Collectively evaluated for impairment	9,037	6,257	625	2,047	228	704	18,898
Total ending allowance balance	$9,037	$6,257	$625	$2,047	$228	$748	$18,942
Loans:
Individually evaluated for impairment	$383	$—	$—	$—	$1,078	$89	$1,550
Collectively evaluated for impairment	949,395	381,692	42,540	307,126	78,345	106,701	1,865,799
Total ending loan balance	$949,778	$381,692	$42,540	$307,126	$79,423	$106,790	$1,867,349

	Commercial	Commercial		Multi	One-to-four
At December 31, 2017	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$9	$77	$86
Collectively evaluated for impairment	7,136	5,578	519	1,156	129	283	14,801
Total ending allowance balance	$7,136	$5,578	$519	$1,156	$138	$360	$14,887
Loans:
Individually evaluated for impairment	$2,368	$—	$—	$—	$3,566	$155	$6,089
Collectively evaluated for impairment	781,377	340,001	36,960	190,097	22,002	44,440	1,414,877
Total ending loan balance	$783,745	$340,001	$36,960	$190,097	$25,568	$44,595	$1,420,966

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

The following tables present information related to loans determined to be impaired by class of loans as of and for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Unpaid Principal		Allowance for Loan	Average Recorded	Interest Income
At December 31, 2018	Balance	Recorded Investment	Losses Allocated	Investment	Recognized
With an allowance recorded:
One-to-four family	$—	$—	$—	$111	$—
Consumer	105	89	44	157	7
Total	$105	$89	$44	$268	$7

Without an allowance recorded:
Commercial real estate	1,355	1,078	—	1,477	59
One-to-four family	1,740	1,461	—	2,948	146
Total	$3,094	$2,539	$—	$4,424	$205

	Unpaid Principal		Allowance for Loan	Average Recorded	Interest Income
At December 31, 2017	Balance	Recorded Investment	Losses Allocated	Investment	Recognized
With an allowance recorded:
Commercial and industrial	$—	$—	$—	$2,928	$—
One-to-four family	686	556	9	563	21
Consumer	155	155	77	75	8
Total	$841	$711	$86	$3,566	$29

Without an allowance recorded:
Commercial and industrial	$2,890	$2,368	$—	$5,367	$229
Commercial real estate	—	—	—	938	43
One-to-four family	3,157	3,010	—	1,547	87
Total	$6,047	$5,378	$—	$7,852	$359

The recorded investment in loans excludes accrued interest receivable and loan origination fees. Interest income was recognized on a cash basis for impaired loans.

Interest income that would have been recorded for the year ended December 31, 2018, had nonperforming loans been current according to their original terms, amounted to $14,000. The Bank recognized $12,000 of interest income for these loans for the year ended December 31, 2018.

Interest income that would have been recorded for the year ended December 31, 2017, had nonperforming loans been current according to their original terms, amounted to $88,000. The Bank recognized $101,000 of interest income for these loans for the year ended December 31, 2017.

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

For the years ended December 31, 2018 and 2017 (Continued)

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

The following tables present the recorded investment in non-accrual loans, loans past due over 90 days and still accruing by class of loans as of December 31, 2018 and 2017 (dollars in thousands):

At December 31, 2018	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial real estate	$—	$—
Commercial & industrial	—	239
One-to-four family	—	—
Consumer	50	—
Total	$50	$239

At December 31, 2017	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial real estate	$787	$—
Commercial & industrial	—	—
One-to-four family	2,447	—
Consumer	155	—
Total	$3,389	$—

All TDRs at December 31, 2018 and 2017 were performing in accordance with their structured terms.

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2018 and 2017 (dollars in thousands):

			Greater
	30-59	60-89	than 90	Total past	Current
At December 31, 2018	Days	Days	days	due	loans	Total
Commercial real estate	$—	$—	$—	$—	$949,778	$949,778
Commercial & industrial	1,670	95	239	2,004	379,688	381,692
Construction	—	—	—	—	42,540	42,540
Multifamily	—	—	—	—	307,126	307,126
One-to-four family	870	—	—	870	78,553	79,423
Consumer	119	43	50	212	106,578	106,790
Total	$2,659	$138	$289	$3,086	$1,864,263	$1,867,349

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

			Greater
	30-59	60-89	than 90	Total past	Current
At December 31, 2017	Days	Days	days	due	loans	Total
Commercial real estate	$836	$—	$787	$1,623	$782,122	$783,745
Commercial & industrial	85	142	—	227	339,774	340,001
Construction	—	—	—	—	36,960	36,960
Multi-family	—	—	—	—	190,097	190,097
One-to-four family	—	—	—	—	25,568	25,568
Consumer	149	21	155	325	44,270	44,595
Total	$1,070	$163	$942	$2,175	$1,418,791	$1,420,966

Troubled Debt Restructurings

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Included in impaired loans at December 31, 2018 and 2017 were loans modified in TDRs with a recorded investment of $1.5 million and $2.7 million, respectively. The Company had allocated $19,000 and $9,000 of specific reserves to customers whose loan terms have been modified as TDRs as of December 31, 2018 and 2017, respectively. The Company has not committed to lend additional amounts as of December 31, 2018 and 2017, to customers with outstanding loans that are classified as TDRs.

The following tables present the recorded investment in TDRs by class of loans as of December 31, 2018 and 2017 (dollars in thousands):

At December 31, 2018	Troubled Debt Restructuring
Commercial real estate	$383
Commercial & industrial	—
One-to-four family	1,078
Consumer	39
Total	$1,500

At December 31, 2017	Troubled Debt Restructuring
Commercial real estate	$1,580
Commercial & industrial	—
One-to-four family	1,119
Consumer	—
Total	$2,699

There was one consumer loan in the amount of $39,000 that was modified as a TDR during the year ended December 31, 2018. The modification of the terms of the loan included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. Modifications involving a reduction of the stated interest rate and/or
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

an extension of the maturity date were for a period of three to five years. During the year ended December 31, 2017, there were no loans modified as TDRs.

In 2018 and 2017 there were no new loans modified as TDRs for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

Credit Quality Indicators

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Except for one-to-four family loans and consumer loans, the Bank analyzes loans individually by classifying the loans as to credit risk at least annually. For one-to-four family loans and consumer loans, the Bank evaluates credit quality based on the aging status of the loan, which was previously presented. An analysis is performed on a quarterly basis for loans classified as special mention, substandard, or doubtful. The Bank uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (dollars in thousands):

		Special
At December 31, 2018	Pass	Mention	Substandard	Total
Commercial real estate	$949,395	$383	$—	$949,778
Commercial & industrial	381,692	—	—	381,692
Construction	41,044	1,496	—	42,540
Multifamily	307,126	—	—	307,126
Total	$1,679,257	$1,879	$—	$1,681,136

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

		Special
At December 31, 2017	Pass	Mention	Substandard	Total
Commercial real estate	$777,410	$4,369	$1,966	$783,745
Commercial & industrial	331,775	8,226	—	340,001
Construction	36,960	—	—	36,960
Multifamily	190,097	—	—	190,097
Total	$1,336,242	$12,595	$1,966	$1,350,803

NOTE 6 — PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows as of December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
	2018	2017
Furniture and Equipment (useful life of 3 to 7 years)	$8,773	$7,376
Leasehold Improvements (useful life of 3 to 10 years)	11,387	10,820
Total Premises and Equipment	20,160	18,196
Less accumulated depreciation and amortization	(13,283)	(11,928)
Total Premises and Equipment, net	$6,877	$6,268

Depreciation and amortization expense amounted to $1.36 million and $978,000 for the years ended December 31, 2018 and 2017 respectively.

NOTE 7 — DEPOSITS

Deposits consisted of the following as of December 31, 2018 and 2017 (dollars in thousands):

	At December 31,
	2018	2017

Noninterest bearing demand accounts	$798,563	$812,616
Money market	745,040	484,470
Savings accounts	19,950	27,024
Time Deposits:
Time deposits under $100,000	7,045	73,437
Time deposits $100,000 and over	89,956	6,808
Total deposits	$1,660,554	$1,404,355

Time deposits greater than $250,000 at December 31, 2018 and 2017 were $64.6 million and $38.8 million, respectively.

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

The following are scheduled maturities of time deposits as of December 31, 2018 (dollars in thousands):

2019	$66,031
2020	22,955
2021	7,138
2022	435
2023	442
Total time deposits	$97,001

NOTE 8 — BORROWINGS

Borrowings from the FHLB at December 31, 2018 and 2017 were as follows (dollars in thousands):

	2018	2017
Maturing in 2019, fixed rate at rates from 2.47% to 2.73%, weighted averaging 2.64%	$185,000	$—
Matured in 2018, fixed rate at rates from 1.21% to 3.23%, weighted averaging 1.53%	—	42,198
Total	$185,000	$42,198

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances are collateralized by mortgage loans under a blanket lien agreement in the amount of approximately $249.7 million and $263.4 million as of December 31, 2018 and 2017, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow an additional total of approximately $64.7 million as of December 31, 2018.

FHLB advances that mature over the next five years and thereafter as follows (dollars in thousands):

Principal
2019	$185,000
2020	—
2021	—
2022	—
2023	—
Total	$185,000

Trust Preferred Securities Payable:   On December 7, 2005, the Company established MetBank Capital Trust I, a Delaware statutory trust (“Trust I”). The Company owns all of the common capital securities of Trust I in exchange for contributed capital of $310,000. Trust I issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust I’s common capital securities, in the Company through the purchase of $10 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust I, mature on December 9, 2035 and bear interest at a fixed rate of 6.82% for the first five years, then at a floating rate of 3-month LIBOR plus 1.85%. The Debentures are callable after five years. The interest rates were 4.66% and 3.21% as of December 31, 2018 and 2017, respectively.

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

On July 14, 2006, the Company established MetBank Capital Trust II, a Delaware statutory trust (“Trust II”). The Company owns all of the common capital securities of Trust II in exchange for contributed capital of $310,000. Trust II issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust II’s common capital securities, in the Company through the purchase of $10 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures II”) issued by the Company. The Debentures II, the sole assets of Trust II, mature on October 7, 2036, and bear interest at a fixed rate of 7.61% for the first five years, then at a floating rate of three-month LIBOR plus 2.00%. The Debentures II are callable after five years. The interest rates were 4.81% and 3.36% as of December 31, 2018 and 2017, respectively.

The Company is not considered the primary beneficiary of these trusts, therefore the trusts are not consolidated in the Company’s financial statements; the subordinated debentures are shown as a liability on the consolidated statements of financial condition. Interest on the subordinated debentures may be deferred by the Company at any time or from time to time for a period not exceeding 20 consecutive quarterly payments (5 years), provided there is no event of default. At the end of the deferral period, the Company must pay accrued interest, at which point it may elect a new deferral period provided that no deferral may extend beyond maturity.

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

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

NOTE 9 — INCOME TAXES

Income tax expense consisted of the following for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
(in thousands)	2018	2017
Current
Federal	$7,990	$7,920
State and local	4,762	2,499
Total current	12,752	10,419
Deferred
Federal	(896)	1,045
State and local	(635)	(255)
Total deferred	(1,531)	790
Total income tax expense	$11,221	$11,209

Deferred tax assets and liabilities consist of the following (dollars in thousands):

	At December 31,
	2018	2017
Deferred tax assets:
Allowance for loan losses	$5,893	$4,583
Interest on nonaccrual loans	28	28
Off balance sheet reserves	127	110
Restricted stock	167	153
Tangible asset	20	23
Non-qualified stock options	290	183
Net unrealized loss on securities available for sale	172	86
Total gross deferred tax assets	6,697	5,166
Deferred tax liabilities:
Depreciation and amortization	392	574
Prepaid assets	255	159
Total gross deferred tax liabilities	647	733
Net deferred tax asset, included in other assets	$6,050	$4,433

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

The following is a reconciliation of the Company’s statutory federal income tax rate of 21% and 35%, respectively, to its effective tax rate for the years ended December 31, 2018 and 2017 (dollars in thousands):

	For the year ended December 31,
	2018		2017
	Tax expense/		Tax expense/
	(benefit)	Rate	(benefit)	Rate
Pretax income at statutory rates	$7,723	21.00%	$8,252	35%
State and local taxes, net of federal income tax benefit	3,260	8.87	1,459	6.19
Nondeductible expenses	327	0.89	21	0.09
Stock options	—	—	(113)	(0.48)
Excess tax deduction on equity awards	(83)	(0.23)	—	—
Tax-exempt income, net	(6)	(0.02)	(10)	(0.04)
Impact of U.S. tax reform (the Tax Act)	—	—	1,581	6.71
Other	—	—	19	0.08
Effective income tax expense/rate	$11,221	30.51%	$11,209	47.55%

Metropolitan Bank Holding Corporation and the Bank file consolidated Federal, New York State and New York City tax returns in 2018 and 2017 .

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

As of December 31, 2018 and 2017 there are no unrecognized tax benefits, and the Company does not expect this to significantly change in the next twelve months.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the State and City of New York. The Company is no longer subject to examination by the U.S. federal and state or local tax authorities for years prior to 2015.

 NOTE 10 — RELATED PARTY TRANSACTIONS

During 2018, a member of the Board of Directors was the managing director of a law firm which acts (1) in connection with certain regulatory and corporate compliance matters and in the preparation of and negotiation of certain contractual vendor arrangements, and (2) as the Bank’s counsel in certain lending transactions. During the years ended December 31, 2018 and 2017 , the Bank incurred legal fees of $61,000 and $101,000, respectively, in connection with these services. This Board member retired from the law firm in 2018.

Deposits from principal officers, directors, and their affiliates at year-end 2018 and 2017 were $1.9 million and $3.2 million, respectively.

A promissory note of $780,000 was made to an executive officer of the Bank during 2016. The note has a fixed interest rate of 2.125% per annum (determined by reference to the 5-year LIBOR rate in effect on the note date, plus 100 basis points) and interest is payable on the last day of each calendar quarter. The note has a balloon payment term and

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

the due date is August 15, 2021, with no prepayment penalty. The outstanding balance of the subject loan was $780,000 as of December 31, 2018 and 2017.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

The Company leases certain branch properties under operating leases. Approximate future minimum rental payments required under all non-cancellable operating leases, before considering renewal options that generally are present, were as follows (dollars in thousands):

Year Ending December 31,
2019	$2,699
2020	2,682
2021	2,146
2022	2,076
2023	1,564
Thereafter (and through 2035)	4,981
$16,148

Total rent expense for the years ended December 31, 2018 and 2017 was $2.7 million and $2.4 million, respectively.

NOTE 12 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company used the following methods and significant assumptions to estimate fair value:

Investment Securities:   The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to the other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3 inputs). A third-party is engaged to obtain the

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

discounted cash flows and the resulting fair value. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At December 31, 2018
Residential mortgage-backed securities	$21,397	$—	$21,397	$—
Residential collateralized mortgage obligation	2,116	—	2,116	—
Commercial mortgage-backed securities issued by government sponsored entities	5,849	—	5,849	—
Municipal bond	1,077	—	1,077	—
CRA Mutual Fund	2,110	2,110	—	—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2017
Residential mortgage-backed securities	$24,684	$—	$24,684	$—
Residential collateralized mortgage obligation	2,706	—	2,706	—
Commercial collateralized mortgage obligation	1,550	—	1,550	—
Municipal bond	1,109	—	1,109	—
CRA Mutual Fund	2,108	2,108	—	—

There were no transfers between Level 1 and Level 2 during 2018 or 2017.

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

There are no loans that are measured at fair value on a non-recurring basis at December 31, 2018 and December 31, 2017.

Carrying amount and estimated fair values of financial instruments at December 31, 2018 and 2017 were as follows (dollars in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2018	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Assets:
Cash and due from banks	$9,246	$9,246	$—	$—	$9,246
Overnight deposits	223,704	223,704	—	—	223,704
Securities available for sale	32,549	2,110	30,439	—	32,549
Securities held to maturity	4,571	—	4,403	—	4,403
Loans, net	1,846,274	—	—	1,796,462	1,796,462
Other investments
FRB Stock	7,250	N/A	N/A	N/A	N/A
FHLB Stock	9,537	N/A	N/A	N/A	N/A
SBA Loan Fund	5,000	N/A	N/A	N/A	N/A
Disability Opportunity Fund	500	—	500	—	500
Accrued interest receivable	5,507	—	127	5,380	5,507

Financial Liabilities:
Deposits without stated maturities	$1,563,553	$1,563,553	$—	$—	$1,563,553
Deposits with stated maturities	97,001	—	96,859	—	96,859
Federal Home Loan Bank of New York advances	185,000	—	184,999	—	184,999
Trust preferred securities payable	20,620	—	—	19,821	19,821
Subordinated debt, net of issuance cost	24,545	—	25,125	—	25,125
Accrued interest payable	1,282	13	1,044	225	1,282

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2017	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Assets:
Cash and due from banks	$6,790	$6,790	$—	$—	$6,790
Overnight deposits	254,441	254,441	—	—	254,441
Securities available for sale	32,157	2,108	30,049	—	32,157
Securities held to maturity	5,428	—	5,330	—	5,330
Loans, net	1,405,009	-	—	1,410,860	1,410,860
Other investments	—
FRB Stock	3,911	N/A	N/A	N/A	N/A
FHLB Stock	2,766	N/A	N/A	N/A	N/A
SBA Loan Fund	5,000	N/A	N/A	N/A	N/A
Certificates of deposit	2,000	2,000	—	—	2,000
Accrued interest receivable	4,421	11	116	4,294	4,421
Liabilities:
Deposits without stated maturities	$1,324,110	$1,324,110	$—	$—	$1,324,110
Deposits with stated maturities	80,245	-	80,079	-	80,079
Federal Home Loan Bank of New York advances	42,198	-	42,188	-	42,188
Trust preferred securities payable	20,620	-	-	19,997	19,997
Subordinated debt, net of issuance cost	24,489	—	25,500	—	25,500
Accrued interest payable	749	27	258	464	749

The methods and assumptions used to estimate fair value are described as follows:

Cash and Due from Banks and Overnight Deposits:   Carrying amounts of cash approximate fair value, since these instruments are either payable on demand or have short-term maturities and as such are classified as Level 1.

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

For the years ended December 31, 2018 and 2017 (Continued)

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

Trust Preferred Securities Payable:   The estimated fair value is based on estimates using market data for debt securities with similar risk and takes into consideration the features of the debentures, which is an unobservable input resulting in a Level 3 classification.

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

Off-Balance-Sheet Liabilities:   The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of December 31, 2018 and 2017.

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

NOTE 13 — STOCKHOLDERS’ EQUITY

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

During 2018 and 2017, restricted common stock vesting totaled 31,134 shares and 16,973 shares, respectively.

The Company completed an IPO of its common stock on November 10, 2017 and sold 3,100,000 shares of common stock at $35.00 per share, as well as 465,000 additional shares of common stock at $35.00 per share pursuant to the underwriter’s overallotment option. The aggregate net proceeds to the Company from its IPO, including the overallotment shares, after deducting the underwriting discount and estimated offering expenses, were approximately $115 million.

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

NOTE 14 — STOCK COMPENSATION PLAN

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

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities based on historical volatilities of the Company’s common stock are not significant. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Historically, the Company has not paid a dividend on its common shares and does not expect to do so in the near future. No options were granted in 2018 and 2017.

There was no compensation cost related to non-vested stock options granted under the Plan as of December 31, 2018 and 2017 as all stock options were vested.

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

A summary of the status of the Company’s stock option plan and the change during the year is presented below:

	2018
		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding, beginning of year	271,500	$19.79
Granted	—	—
Exercised	(30,000)	30.00
Cancelled/forfeited	(10,500)	30.00
Outstanding, end of year	231,000	$18.00
Options vested and exercisable at year-end	231,000	$18.00

Aggregate intrinsic value of options outstanding at December 31, 2018		$2,968,365

Weighted average remaining contractual life (years)		5.38

The following table summarizes information about stock options outstanding at December 31, 2018:

	Options Outstanding
Range of Average	Number Outstanding at	Weighted Average	Weighted Average
Exercise Prices	December 31, 2018	Remaining Contractual Life	Exercise Price
$10 – 20	231,000	5.38	$18.00
$21 – 30	—	—	$—
$10 – 30	231,000	5.38	$18.00

The following table summarizes information about stock options exercised during 2018 and 2017:

	Year Ended December 31,
	2018	2017
Intrinsic value of exercises	$227,910	$47,950
Cash received from exercises	$360,000	$135,000

The Company issued restricted stock awards to certain key personnel under the 2009 Equity Incentive Plan. Each restricted stock award vests based on vesting scheduled outlined in the award agreement. Restricted stock awards are subject to forfeiture if the holder is not employed by the Company on the vesting date. In 2013, shareholders approved an additional 300,000 shares available under the plan. In 2016, additional shares of 760,000 were authorized. Total shares issuable under the plan are 735,142 and 823,629 at December 31, 2018 and 2017, respectively. There were 8,987 and 31,606 shares granted in 2018 and 2017, respectively. The fair value of the shares granted was calculated using the share price as of grant date. As of December 31, 2018, there was $565,000 of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.4 years.

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

Total employee compensation cost for restricted stock awards was $445,156 and $412,000 for 2018 and 2017, respectively. Total expense for restricted stock awards to non-employee directors amounted to $440,000 for 2018. There was no non-employee restricted stock expense in 2017.

The following table summarizes the changes in the Company’s non-vested restricted stock awards for the years ended December 31, 2018 and 2017

	Year Ended December 31, 2018		Year Ended December 31, 2017
		Weighted Average		Weighted Average
	Number of Shares	Grant Date Fair Value	Number of Shares	Grant Date Fair Value

Outstanding, beginning of period	76,104	$20.61	64,638	$20.42
Granted	8,987	48.99	31,606	21.00
Forfeited	—	—	(3,167)	18.00
Vested	(31,134)	27.33	(16,973)	18.00
Outstanding at end of period	53,957	$21.46	76,104	$20.61

The total fair value of shares vested is $1.3 million and $725,000 for the years ended December 31, 2018 and 2017, respectively.

Performance Based Stock Awards

During 2018, the Company established a long term incentive award program under the 2009 Equity Incentive Plan. For each award, threshold target Performance Restricted Share Units (“PRSUs”) are eligible to be earned over a three-year performance period based on the Company’s relative performance on certain measurement goals that were established at the onset of the performance period. These awards were accounted for in accordance with guidance prescribed in ASC Topic 718, Compensation – Stock Compensation. During the year ended December 31, 2018, 90,000 PRSUs were awarded under the program. These units will be granted at the end of the three year performance period. The following table summarizes the changes in the Company’s non-vested PRSU awards for year ended December 31, 2018 (dollars in thousands, except share information):

For the year ended
December 31, 2018

Weighted average service inception date fair value of award shares	$4,064,295
Minimum aggregate share payout	12,000
Maximum aggregate share payout	90,000
Likely aggregate share payout	90,000
Compensation expense recognized	$1,265,278

Total compensation cost that has been charged against income for this plan for the year ended December 31, 2018 was $1.3 million.

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

NOTE 15 — EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan for eligible employees. The contribution for any participant may not exceed the maximum amount allowable by law. Each year, the Company may elect to match a percentage of participant contributions. The Company may also elect each year to make additional discretionary contributions to the plan. The total contributions were $405,000 and $334,000 the year ended December 31, 2018 and 2017, respectively.

NOTE 16 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The Bank had outstanding the following off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31 (dollars in thousands):

	At December 31, 2018		At December 31, 2017
		Variable		Variable
	Fixed Rate	Rate	Fixed Rate	Rate
Undrawn lines of credit	$7,737	$130,547	$39,651	$76,008
Letters of credit	34,351	—	23,741	—
	$42,088	$130,547	$63,392	$76,008

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within 2 years. At December 31, 2018, the Bank’s fixed rate loan commitments are to make loans with interest rates ranging from 3.0% to 5.6% and maturities of one year or more. At December 31, 2017 the Bank’s fixed rate loan commitments were to make loans with interest rates ranging from 3.5% to 9.5% and maturities of one year or more. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Bank or other financial institutions and securities.

The Bank has letters of credit in the amount of $34.4 million and $23.7 million as of December 31, 2018 and 2017, respectively, for which the Bank has received collateral in the form of accounts of $23.0 million and $21.2 million as of December 31, 2018 and 2017, respectively.

NOTE 17 — REGULATORY CAPITAL

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

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being fully phased in by January 1, 2019. The capital conservation buffer was 1.88% at December 31, 2018 and 1.25% at December 31, 2017. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing by 0.625% each subsequent January 1, until it reaches 2.5% on January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in the computation of the regulatory capital. The Company and the Bank meet all capital adequacy requirements, to which they are subject, as of December 31, 2018 and 2017.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2018 and 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

The following is a summary of actual capital amounts and ratios as of December 31, 2018 and 2017, for the Company and the Bank compared to the requirements for minimum capital adequacy and classification as well capitalized. Actual and required capital amounts and ratios are presented below at year end (dollars in thousands):

						To be Well Capitalized
			For Capital Adequacy			under Prompt Corrective
	Actual		Purposes			Action Regulations
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2018
Total capital (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$319,053	16.9%	$151,053	≥	8.0%	N/A		N/A
Metropolitan Commercial Bank	$314,226	16.7%	$150,900	≥	8.0%	$188,625	≥	10.0%
Tier 1 common equity (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$249,655	13.2%	$84,968	≥	4.5%	N/A		N/A
Metropolitan Commercial Bank	$294,880	15.6%	$84,881	≥	4.5%	$122,606	≥	6.5%
Tier 1 capital (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$275,158	14.6%	$113,290	≥	6.0%	N/A		N/A
Metropolitan Commercial Bank	$294,880	15.6%	$113,175	≥	6.0%	$150,900	≥	8.0%
Tier 1 capital (to average assets)
Metropolitan Bank Holding Corp.	$275,158	13.7%	$80,244	≥	4.0%	N/A		N/A
Metropolitan Commercial Bank	$294,880	14.7%	$80,050	≥	4.0%	$100,063	≥	5.0%
At December 31, 2017
Total capital (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$287,039	19.9%	$115,636	≥	8.0%	N/A		N/A
Metropolitan Commercial Bank	$280,317	19.4%	$115,523	≥	8.0%	$144,403	≥	10.0%
Tier 1 common equity (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$221,803	15.3%	$65,045	≥	4.5%	N/A		N/A
Metropolitan Commercial Bank	$265,076	18.4%	$64,981	≥	4.5%	$93,862	≥	6.5%
Tier 1 capital (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$247,305	17.1%	$86,726	≥	6.0%	N/A		N/A
Metropolitan Commercial Bank	$265,076	18.4%	$86,642	≥	6.0%	$115,523	≥	8.0%
Tier 1 capital (to average assets)
Metropolitan Bank Holding Corp.	$247,305	13.7%	$72,206	≥	4.0%	N/A		N/A
Metropolitan Commercial Bank	$265,076	14.7%	$72,099	≥	4.0%	$90,124	≥	5.0%

As a result of the recently enacted Economic Growth Act (the “Act”), banking regulatory agencies adopted a revised definition of “well capitalized” for financial institutions and holding companies with assets of less than $10 billion and that are not determined to be ineligible by their primary federal regulator due to their risk profile (a “Qualifying Community Bank”). The new definition expanded the ways that a Qualifying Community Bank may meet its capital requirements and be deemed “well capitalized.” The new rule establishes a “community bank leverage ratio” equal to the tangible equity capital divided by the average total consolidated assets. A Qualifying Community Bank that exceeds a to-be-determined threshold for this new leverage ratio, which regulators must set at between 8% and 10%, are considered to be well capitalized and to have met generally applicable leverage capital requirements, generally applicable risk-based capital requirements, and any other capital or leverage requirements to which such financial institution or holding company is subject.

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

In addition, as a result of the Act, the FRB amended its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant nonbanking activities, (ii) do not conduct significant off-balance sheet activities, and (3) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, are no longer subject to regulatory capital requirements.

The Bank plans to continue to measure capital adequacy using the ratios in the table above.

NOTE 18 — EARNINGS PER COMMON SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The factors used in the earnings per share calculation are as follows (in thousands, except per share data).

	Year Ended December 31,
	2018	2017
Basic
Net income per consolidated statements of income	$25,554	$12,369
Less: Dividends paid to preferred shareholders	—	—
Less: Earnings allocated to participating securities	(168)	(183)
Net income available to common stockholders	$25,386	$12,186

Weighted average common shares outstanding including participating securities	8,200,705	5,147,149
Less: Weighted average participating securities	(67,152)	(76,104)
Weighted average common shares outstanding	8,133,553	5,071,045

Basic earnings per common share	$ 3.12	$ 2.40

Diluted
Net income allocated to common stockholders	$25,386	$12,186

Weighted average common shares outstanding for basic earnings per common share	8,133,553	5,071,045
Add: Dilutive effects of assumed exercise of stock options	137,089	131,189
Add: Dilutive effects of assumed vesting of performance based restricted stock	17,882	—
Average shares and dilutive potential common shares	8,288,524	5,202,234

Dilutive earnings per common share	$3.06	$2.34

There were no stock options that were not considered in computing diluted earnings per common share for 2018 and 2017.
(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

NOTE 19 — PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the Corporation (parent company only) is as follows (dollars in thousands):

Condensed Balance Sheets

	At December 31,
	2018	2017
Assets
Cash and due from banks	$3,547	$6,761
Loans, net of allowance for loan losses	776	776
Investments	620	620
Investment in subsidiary bank, at equity	304,141	274,190
Other assets	1,380	596
Total assets	$310,464	$282,943

Liabilities and Stockholders’ Equity
Trust preferred securities payable	20,620	20,620
Subordinated debt payable, net of issuance costs	24,545	24,489
Other liabilities	782	950
Total liabilities	45,947	46,059

Stockholders’ equity:
Preferred stock	3	3
Common stock	82	81
Surplus	213,490	211,145
Retained earnings	51,415	25,861
Accumulated other comprehensive loss, net of tax	(473)	(206)
Total equity	264,517	236,884
Total liabilities and stockholders’ equity	$310,464	$282,943

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

Condensed Statements of Income

	Year Ended December 31,
	2018	2017
Income:
Loans	$17	$17
Total interest income	17	17
Interest expense:
Trust preferred securities payable	846	636
Subordinated debt interest expense	1,619	1,322
Total interest expense	2,465	1,958
Net interest expense	(2,448)	(1,941)
Provision for loan losses	—	—
Net interest income after provision for loan losses	(2,448)	(1,941)
Other expense	1,275	33
Loss before undistributed earnings of subsidiary bank	(3,723)	(1,974)
Equity in undistributed earnings of subsidiary bank	28,094	13,560
Income before income tax expense	24,371	11,586
Income tax benefit	1,183	783
Net income	$25,554	$12,369

Comprehensive income	$25,287	$12,328

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

Condensed Statement of Cash Flows

	Year Ended December 31,
	2018	2017
Cash Flows From Operating Activities:
Net income	$25,554	$12,369
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed earnings of subsidiary bank	(28,094)	(13,560)
Non-employee stock based compensation	440	—
Amortization of trust preferred issuance costs	56	46
Stock based compensation expense	1,711	412
Decrease (increase) in other assets	(2,910)	(585)
Increase (decrease) in other liabilities	(167)	165
Net cash used in operating activities	(3,410)	(1,153)

Cash Flows From Investing Activities:
Investments in subsidiary bank	—	(132,000)
Net cash used in Investing activities	—	(132,000)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net	(33)	114,773
Proceeds from exercise of stock options	229	(120)
Net proceeds from issuance of subordinated debt, net of issuance cost	—	24,443
Net cash provided by financing activities	196	139,096
Net (decrease) increase in cash and cash equivalents	(3,214)	5,943
Cash and cash equivalents, beginning of year	6,761	818
Cash and cash equivalents, end of year	$3,547	$6,761

NOTE 20 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in Accumulated Other Comprehensive Income (Loss) balances, net of tax effects at the dates indicated (dollars in thousands):

	Year Ended December 31,
	2018	2017
Beginning balance	$(206)	$(165)
Net change in other comprehensive income (loss) before reclassification	(293)	(41)
Amounts reclassified from accumulated other comprehensive income, net of taxes	26	—
Net current period other comprehensive loss	(267)	(41)
Ending balance	$(473)	$(206)

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

The proceeds from calls of securities and associated losses during the year ended December 31, 2018 were $1.5 million. There were no sales or calls of securities for the year ended December 31, 2017. The following table shows the amounts reclassified out of each component pf accumulated other comprehensive loss for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017	Affected line item in the Consolidated Statements of Operations
Realized loss on call of available for sale securities	$(37)	$—	Losses on call of securities
Income tax benefit	11	—	Income tax expense
Total reclassifications, net of income tax	$(26)	$—

NOTE 21 — UNAUDITED QUARTERLY FINANCIAL DATA

Selected Consolidated Quarterly Financial Data (dollars, except per share amounts, in thousands)

	2018 Quarter Ended
	December 31	September 30	June 30	March 31
Interest income	$23,342	$21,907	$19,998	$18,693
Interest expense	4,381	3,556	2,603	2,177
Net interest income	18,961	18,351	17,395	16,516
Provision for loan losses	844	(453)	1,270	1,477
Net interest income after provision for loan losses	18,117	18,804	16,125	15,039
Non-interest income	2,188	2,012	2,649	5,312
Non-interest expense	11,602	10,355	10,275	11,238
Income before income taxes	8,703	10,461	8,499	9,113
Income tax expense	2,418	3,348	2,634	2,822
Net income	$6,285	$7,113	$5,865	$6,291
Basic earnings per common share	$0.77	$0.87	$0.72	$0.77
Diluted earnings per common share	$0.75	$0.85	$0.70	$0.75

(continued)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017 (Continued)

	2017 Quarter Ended
	December 31	September 30	June 30	March 31
Interest income	$17,935	$16,401	$14,047	$12,441
Interest expense	2,293	2,437	2,281	1,660
Net interest income	15,642	13,964	11,766	10,781
Provision for loan losses	3,499	1,200	1,790	570
Net interest income after provision for loan losses	12,143	12,764	9,976	10,211
Non-interest income	6,178	2,233	1,573	1,245
Non-interest expense	9,779	8,590	7,141	7,234
Income before income taxes	8,542	6,407	4,408	4,222
Income tax expense	5,216	2,562	1,757	1,674
Net income	$3,326	$3,845	$2,651	$2,548
Basic earnings per common share	$0.50	$0.83	$0.57	$0.55
Diluted earnings per common share	$0.49	$0.82	$0.57	$0.55

(continued)