Form 10-Q
period 2019-03-31
Metropolitan Bank Holding Corp.
filed 2019-05-09
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

YES ☐     NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MCB	New York Stock Exchange

There were 8,320,816 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 07, 2019.

METROPOLITAN BANK HOLDING CORP.

Form 10‑Q

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10‑Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2019. In addition these factors include but are not limited to:

•	increases in competitive pressure among financial institutions or from non-financial institutions;
•	changes in the interest rate environment may reduce interest margins or affect the value of the Bank’s investments;
•	changes in deposit flows, loan demand or real estate values may adversely affect the Bank’s business;
•	changes in accounting principles, policies or guidelines may cause the Company’s financial condition to be perceived differently;
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

•	difficulties associated with achieving or predicting expected future financial results; and
•	the potential impact on the Bank’s operations and customers resulting from natural or man-made disasters, wars, acts of terrorism and cyber-attacks.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2019	2018
Assets
Cash and due from banks	$9,372	$9,246
Overnight deposits	346,674	223,704
Total cash and cash equivalents	356,046	232,950
Investment securities available for sale, at fair value	29,731	30,439
Investment securities held to maturity (estimated fair value of $4,295 and $4,403 at March 31, 2019 and December 31, 2018 respectively)	4,392	4,571
Marketable equity investments, at fair value	2,149	2,110
Total securities	36,272	37,120
Other investments	23,652	22,287
Loans, net of deferred fees and unamortized costs	2,102,420	1,865,216
Allowance for loan losses	(20,834)	(18,942)
Net loans	2,081,586	1,846,274
Receivable from prepaid card programs, net	16,516	8,218
Accrued interest receivable	6,396	5,507
Premises and equipment, net	6,446	6,877
Prepaid expenses and other assets	7,599	8,158
Goodwill	9,733	9,733
Accounts receivable, net	940	5,520
Total assets	$2,545,186	$2,182,644
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$915,499	$798,563
Interest-bearing deposits	1,050,631	861,991
Total deposits	1,966,130	1,660,554
Federal Home Loan Bank of New York advances	215,000	185,000
Trust preferred securities	20,620	20,620
Subordinated debt, net of issuance cost	24,559	24,545
Accounts payable, accrued expenses and other liabilities	28,581	18,439
Accrued interest payable	984	1,282
Prepaid third-party debit cardholder balances	15,525	7,687
Total liabilities	2,271,399	1,918,127

Class B preferred stock, $0.01 par value, authorized 2,000,000 shares, 272,636 issued and outstanding at March 31, 2019 and December 31, 2018	3	3
Common stock, $0.01 par value, 25,000,000 shares authorized, 8,320,816 and 8,217,274 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	82	82
Additional paid in capital	214,088	213,490
Retained earnings	59,761	51,415
Accumulated other comprehensive loss, net of tax effect	(147)	(473)
Total stockholders’ equity	273,787	264,517
Total liabilities and stockholders’ equity	$2,545,186	$2,182,644

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2019	2018
Interest and dividend income:
Loans, including fees	$25,050	$17,212
Securities:
Taxable	243	186
Tax-exempt	7	7
Money market funds	54	119
Overnight deposits	1,389	1,043
Other interest and dividends	247	126
Total interest income	$26,990	$18,693
Interest expense:
Deposits	$4,331	$1,439
Borrowed funds	1,104	150
Trust preferred securities interest expense	257	184
Subordinated debt interest expense	405	404
Total interest expense	$6,097	$2,177

Net interest income	20,893	16,516
Provision for loan losses	(2,031)	1,477
Net interest income after provision for loan losses	$22,924	$15,039

Non-interest income:
Service charges on deposit accounts	$819	$1,910
Prepaid third-party debit card income	1,257	908
Other service charges and fees	278	2,494
Gains on securities, net	39	—
Total non-interest income	$2,393	$5,312

Non-interest expense:
Compensation and benefits	$7,490	$6,317
Bank premises and equipment	1,335	1,180
Professional fees	794	753
Technology costs	1,700	1,506
Other expenses	1,690	1,482
Total non-interest expense	$13,009	$11,238

Net income before income tax expense	12,308	9,113
Income tax expense	3,777	2,822
Net income	$8,531	$6,291

Earnings per common share:
Basic earnings	$1.03	$0.77
Diluted earnings	$1.01	$0.75

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three months ended March 31,
	2019	2018
Net Income	$8,531	$6,291

Other comprehensive income (loss):
Unrealized holding gain (loss) arising during the period	385	(423)
Tax effect	(127)	101
Total unrealized gain (loss) on securities available for sale, net	258	(322)
Comprehensive income	$8,789	$5,969

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended March 31, 2019 and 2018

(in thousands, except share data)

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount

Balance at January 1, 2018	272,636	$3	8,196,310	$81	$211,145	$25,861	$(206)	$236,884
Issuance of common stock, net (1)	—	—	—	—	(33)	—	—	(33)
Repurchase of shares for exercise of stock options and tax withholding for restricted stock vesting	—	—	(1,385)	—	(72)	—	—	(72)
Employee stock-based compensation expense	—	—	—	—	293	—	—	293
Net Income	—	—	—	—	—	6,291	—	6,291
Other comprehensive loss	—	—	—	—	—	—	(322)	(322)
Balance at March 31, 2018	272,636	$3	8,194,925	$81	$211,333	$32,152	$(528)	$243,041

Balance at January 1, 2019	272,636	$3	8,217,274	$82	$213,490	$51,415	$(473)	$264,517
Repurchase of shares for tax withholding for restricted stock vesting	—	—	(2,881)	—	(88)	—	—	(88)
Employee and non-employee restricted stock, net of forfeiture	—	—	106,423	—	686	—	—	686
Net income	—	—	—	—	—	8,531	—	8,531
ASU 2016-01 -- Cumulative effect of adopting new accounting standard	—	—	—	—	—	(68)	68	—
ASU 2014-09 -- Cumulative effect of adopting new accounting standard	—	—	—	—	—	(117)	—	(117)
Other comprehensive income	—	—	—	—	—	—	258	258
Balance at March 31, 2019	272,636	$3	8,320,816	$82	$214,088	$59,761	$(147)	$273,787

(1)	Represents costs incurred in connection with the Company’s initial public offering completed in November 2017.

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands, except share data)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$8,531	$6,291
Adjustments to reconcile net income to net cash:
Net depreciation amortization and accretion	454	368
Provision for loan losses	(2,031)	1,477
Net change in deferred loan fees	731	698
Stock-based compensation expense	586	293
Non-employee stock-based expense	100	—
Change in fair value of equity securities	(39)	—
Net change in:
Accrued interest receivable	(889)	55
Accounts payable, accrued expenses and other liabilities	9,205	1,660
Debit card holder balances	7,838	(2,067)
Accrued interest payable	(298)	(295)
Accounts receivable, net	4,580	4,927
Receivable from prepaid card programs, net	(8,298)	2,056
Prepaid expenses and other assets	559	(141)
Net cash provided by operating activities	21,029	15,322

Cash flows from investing activities:
Loan originations, purchases and payments, net of recoveries	(233,318)	(118,967)
Proceeds from sale of loans	—	11,895
Redemptions of other investments	1,350	414
Purchases of other investments	(2,715)	(3,303)
Proceeds from paydowns and maturities of securities available for sale	1,042	1,408
Proceeds from paydowns of securities held to maturity	172	208
Purchase of premises and equipment, net	48	(716)
Net cash used in investing activities	(233,421)	(109,061)

Cash flows from financing activities:
Proceeds from issuance of common stock, net *	—	(33)
Proceeds from FHLB advances	350,000	—
Repayments of FHLB advances	(320,000)	(9,198)
Redemption of common stock for tax withholdings for restricted stock vesting	(88)	(72)
Net increase in deposits	305,576	212,761
Net cash provided by financing activities	335,488	203,458

Increase in cash and cash equivalents	123,096	109,719
Cash and cash equivalents at the beginning of the period	232,950	261,231
Cash and cash equivalents at the end of the period	$356,046	$370,950

Supplemental information:
Cash paid for:
Interest	$6,395	$2,472
Income Taxes	$1,200	$4,862
Non-cash item:
Transfer of loans held for investment to held for sale	$—	$11,895

*Represents costs incurred in connection with the Company’s initial public offering completed in November 2017.

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

The Company and the Bank are subject to the regulations of certain state and federal agencies and, accordingly, are periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s business is susceptible to being affected by state and federal legislation and regulations.

NOTE 2 – BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles and predominant practices within the U.S. banking industry. All intercompany balances and transactions have been eliminated. The Unaudited Consolidated Financial Statements, which include the accounts of the Company and the Bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Unaudited Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. The accounting and reporting policies of the Company conform with U.S generally accepted accounting principles and predominant practices within the U.S. banking industry.

Certain prior-year amounts have been reclassified to conform to current year’s presentation.

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. The unaudited consolidated financial statements presented in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes to audited consolidated financial statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.

NOTE 3 – SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

Pursuant to the Jumpstart Our Business Startups Act (“JOBS Act”), an Emerging Growth Company (“EGC”) is permitted to elect to adopt new accounting guidance using adoption dates of nonpublic entities. The Company elected delayed effective dates of recently issued accounting standards.

Accounting Standards Update (ASU) 2014‑09, Revenue from Contracts with Customers (Topic 606) implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014‑09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2016, the Financial Accounting Standards Board (“FASB”) deferred the effective date of the ASU by one year which means ASU 2014‑09 is effective for the Company beginning January 1, 2019. The Company adopted the new revenue guidance as January 1, 2019, using the five-step model prescribed by the ASU and described above. Management evaluated the Company’s revenue streams and recorded an adjustment to opening retained earnings of $117,000 in accordance with the modified retrospective method allowed by the ASU.

In January 2016, the FASB issued ASU 2016‑01, an amendment to Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825‑10). The objectives of the ASU are to: (1) require equity investments to be measured at fair value, with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet, (4) require the use of the exit price notion when measuring the fair value of financial instruments, and (5) clarify the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. In February 2018, the FASB issued ASU 2018‑03, Technical Corrections and Improvements to Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Liabilities, an amendment to ASU 2016‑01. The amendments clarify certain aspects of the guidance issued in ASU 2016‑01. The Company adopted these ASUs on January 1, 2019. The Company has evaluated the impact of ASU 2016‑01 and 2018‑03 and has recorded $68,000, net of tax, as an adjustment to opening retained earnings and accumulated other comprehensive income in accordance with the modified retrospective method allowed by the ASU.

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

In June 2016, the FASB issued ASU No. 2016‑13, Financial Instruments – Credit Losses (Topic 326), which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this guidance is effective for fiscal years and interim periods beginning after December 15, 2020. Management has established a committee to evaluate the impact of ASU 2016‑13 on the Company’s financial statements. Management has also engaged a third party vendor for a software solution to begin testing models and comparing results with current incurred loss estimates. Since the Bank has been using this vendor for credit analysis and stress testing solutions for over five years, sufficient loan level information should be readily available to test the Historical Loss and Migration Analysis models, among other potential modeling solutions. The Company expects to recognize a one-time cumulative adjustment to the allowance for loan losses as of the beginning of the reporting period in which the ASU takes effect, but cannot yet determine the magnitude of the impact on the consolidated financial statements.

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

On February 14, 2018 the FASB issued final guidance in the form of ASU 2018‑02, which permits — but does not require — companies to reclassify stranded tax effects caused by 2017 tax reform from accumulated other comprehensive income to retained earnings. Additionally, the ASU requires new disclosures by all companies, whether they opt to do the reclassification or not. ASU 2018-02 became effective for the Company on January 1, 2019 and the Company opted not to make the reclassification under ASU 2018-02.

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at March 31, 2019 and December 31, 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized losses (dollars in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At March 31, 2019	Cost	Gains	Losses	Fair Value
Debt securities available-for-sale
Residential mortgage-backed securities	$20,914	$35	$(243)	$20,706
Residential collateralized mortgage obligations	2,107	—	(76)	2,031
Commercial mortgage-backed securities	5,859	66	—	5,925
Municipal bond	1,068	1	—	1,069
Total securities available-for-sale	$29,948	$102	$(319)	$29,731

Held-to-maturity securities:
Residential mortgage-backed securities	$4,367	$—	$(97)	$4,270
Foreign government securities	25	—	—	25
Total securities held-to-maturity	$4,392	$—	$(97)	$4,295

Marketable equity securities:
CRA Mutual Fund	$2,220	$—	$(71)	$2,149
Total non-trading equity investment securities	$2,220	$—	$(71)	$2,149

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2018	Cost	Gains	Losses	Fair Value
Debt securities available-for-sale
Residential mortgage-backed securities	$21,880	$3	$(486)	$21,397
Residential collateralized mortgage obligations	2,213	—	(97)	2,116
Commercial mortgage-backed securities	5,874	—	(25)	5,849
Municipal bond	1,074	3	—	1,077
Total securities available-for-sale	$31,041	$6	$(608)	$30,439

Held-to-maturity securities:
Residential mortgage-backed securities	$4,546	$—	$(168)	$4,378
Foreign government securities	25	—	—	25
Total securities held-to-maturity	$4,571	$—	$(168)	$4,403

Marketable equity securities:
CRA Mutual Fund	$2,208	$—	$(98)	$2,110
Total non-trading equity investment securities	$2,208	$—	$(98)	$2,110

There were no sales or calls of securities for the three months ended March 31, 2019 and March 31, 2018.

The amortized cost and fair value of debt securities at March 31, 2019 and December 31, 2018 are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Held to Maturity		Available for Sale
At March 31, 2019	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$25	$25	$256	$256
One to five years	—	—	—	—
Five to ten years	—	—	—	—
Due after ten years	—	—	812	813
Total	$25	$25	$1,068	$1,069

Residential mortgage-backed securities	$4,367	$4,270	$20,914	$20,706
Residential collateralized mortgage obligations	—	—	2,107	2,031
Commercial mortgage-backed securities	—	—	5,859	5,925
Total Securities	$4,392	$4,295	$29,948	$29,731

	Held to Maturity		Available for Sale
At December 31, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$25	$25	$257	$258
One to five years	—	—	—	—
Five to ten years	—	—	—	—
Due after ten years	—	—	817	819
Total	$25	$25	$1,074	$1,077

Residential mortgage-backed securities	$4,546	$4,378	$21,880	$21,397
Residential collateralized mortgage obligations	—	—	2,213	2,116
Commercial mortgage-backed securities	—	—	5,874	5,849
Total Securities	$4,571	$4,403	$31,041	$30,439

There were no securities pledged to secure borrowings at March 31, 2019 and December 31, 2018.

At March 31, 2019 and December 31, 2018, all of the mortgage-backed securities and collateralized mortgage obligations held by the Bank were issued by U.S. Government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac.

Securities with unrealized/unrecognized losses at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized/unrecognized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 months or more		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At March 31, 2019	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities available-for-sale
Residential mortgage-backed securities	$—	$—	$15,812	$(243)	$15,812	$(243)
Residential collateralized mortgage obligations	—	—	2,031	(76)	2,031	(76)
Total securities available-for-sale	$—	$—	$17,843	$(319)	$17,843	$(319)

Held-to-maturity securities:
Residential mortgage-backed securities	$—	$—	$4,270	$(97)	$4,270	$(97)
Total securities held-to-maturity	$—	$—	$4,270	$(97)	$4,270	$(97)

	Less than 12 Months		12 months or more		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2018	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities available-for-sale
Residential mortgage-backed securities	$10,374	$(73)	$7,774	$(413)	$18,148	$(486)
Residential collateralized mortgage obligations	—	—	2,116	(97)	2,116	(97)
Commercial mortgage-backed securities	—	—	5,849	(25)	5,849	(25)
Total securities available-for-sale	$10,374	$(73)	$15,739	$(535)	$26,113	$(608)

Held-to-maturity securities:
Residential mortgage-backed securities	$—	$—	$4,378	$(168)	$4,378	$(168)
Total securities held-to-maturity	$—	$—	$4,378	$(168)	$4,378	$(168)

The unrealized losses of securities are primarily due to the changes in market interest rates subsequent to purchase. The Bank does not consider these securities to be other-than-temporarily impaired at March 31, 2019 and December 31, 2018 since the decline in market value is attributable to changes in interest rates and not credit quality. In addition, the Bank does not intend to sell and does not believe that it is more likely than not that it will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no impairment loss was recognized during the three months ended March 31, 2019 and for the year ended December 31, 2018.

At March 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans, net of deferred costs and fees, consist of the following as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Real estate
Commercial	$1,134,243	$949,778
Construction	46,245	42,540
Multifamily	327,456	307,126
One-to-four family	78,943	79,423
Total real estate loans	1,586,887	1,378,867

Commercial and industrial	421,503	381,692
Consumer	96,894	106,790
Total loans	2,105,284	1,867,349
Deferred fees	(2,864)	(2,133)
Loans, net of deferred fees and unamortized costs	2,102,420	1,865,216
Allowance for loan losses	(20,834)	(18,942)
Balance at the end of the period	$2,081,586	$1,846,274

The following tables present the activity in the Allowance for Loan Losses (referred herein as “ALLL”) by segment for the three months ending March 31, 2019 and 2018 (dollars in thousands):

	Commercial	Commercial		Multi	One-to-four
Three months ended March 31, 2019	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$9,037	$6,257	$625	$2,047	$228	$748	$18,942
Provision for loan losses	1,848	(4,077)	22	64	80	32	(2,031)
Loans charged-off	—	(273)	—	—	—	(74)	(347)
Recoveries	—	4,270	—	—	—	—	4,270
Total ending allowance balance	$10,885	$6,177	$647	$2,111	$308	$706	$20,834

	Commercial	Commercial		Multi	One-to-four
Three months ended March 31, 2018	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$7,136	$5,578	$519	$1,156	$138	$360	$14,887
Provision for loan losses	611	277	(16)	54	245	306	1,477
Loans charged-off	—	(71)	—	—	—	(86)	(157)
Recoveries	53	—	—	—	—	—	53
Total ending allowance balance	$7,800	$5,784	$503	$1,210	$383	$580	$16,260

Net charge-offs (recoveries) were $(3.9) million and $104,000 during the three months ended March 31, 2019 and 2018. Included in the net recoveries during the three months ended March 31, 2019 were $4.2 million in recoveries related to previously charged-off taxi medallion loans.

The following tables present the balance in the ALLL and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Commercial	Commercial		Multi	One-to-four
At March 31, 2019	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$70	$53	$123
Collectively evaluated for impairment	10,885	6,177	647	2,111	238	653	20,711
Total ending allowance balance	$10,885	$6,177	$647	$2,111	$308	$706	$20,834
Loans:
Individually evaluated for impairment	$379	$—	$—	$—	$1,070	$106	$1,555
Collectively evaluated for impairment	1,133,864	421,503	46,245	327,456	77,873	96,788	2,103,729
Total ending loan balance	$1,134,243	$421,503	$46,245	$327,456	$78,943	$96,894	$2,105,284

	Commercial	Commercial		Multi	One-to-four
At December 31, 2018	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$44	$44
Collectively evaluated for impairment	9,037	6,257	625	2,047	228	704	18,898
Total ending allowance balance	$9,037	$6,257	$625	$2,047	$228	$748	$18,942
Loans:
Individually evaluated for impairment	$383	$—	$—	$—	$1,078	$89	$1,550
Collectively evaluated for impairment	949,395	381,692	42,540	307,126	78,345	106,701	1,865,799
Total ending loan balance	$949,778	$381,692	$42,540	$307,126	$79,423	$106,790	$1,867,349

The following table presents loans individually evaluated for impairment recognized as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Unpaid Principal		Allowance for Loan	Average Recorded	Interest Income
At March 31, 2019	Balance	Recorded Investment	Losses Allocated	Investment	Recognized
With an allowance recorded:
One-to-four family	$655	525	$70	$263	$3
Consumer	106	106	53	97	2
Total	$761	$631	$123	$360	$5

Without an allowance recorded:
Commercial real estate	$379	$379	$—	$381	$4
One-to-four family	692	545	—	811	11
Total	$1,071	$924	$—	$1,192	$15

	Unpaid Principal		Allowance for Loan	Average Recorded	Interest Income
At December 31, 2018	Balance	Recorded Investment	Losses Allocated	Investment	Recognized
With an allowance recorded:
One-to-four family	$—	$—	$—	$111	$—
Consumer	105	89	44	157	7
Total	$105	$89	$44	$268	$7

Without an allowance recorded:
Commercial real estate	$1,355	$1,078	$—	$1,477	$59
One-to-four family	1,740	1,461	—	2,948	146
Total	$3,094	$2,539	$—	$4,424	$205

The recorded investment in loans excludes accrued interest receivable and loan origination fees. Interest income was recognized on a cash basis for impaired loans.

For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and troubled debt restructurings (“TDRs”). Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

The following tables present the recorded investment in non-accrual loans and loans past due over 90 days and still accruing, by class of loans, as of March 31, 2019 and December 31, 2018 (dollars in thousands):

At March 31, 2019	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial & industrial	$—	$1,044
Consumer	68	386
Total	$68	$1,430

At December 31, 2018	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial & industrial	$—	$239
Consumer	50	—
Total	$50	$239

Non-accrual loans and loans past due 90 days that are still accruing include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Loans that are past due 90 days and still accruing include one commercial loan that continues to make principal and interest payments but is past its maturity date. This loan was designated as a loan past due 90 days and still accruing during the first quarter of 2019.

Interest on non-accrual loans not recognized was $2,000 and $1,500 for the three months ended March 31, 2019 and March 31, 2018 respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2019 and December 31, 2018 (dollars in thousands):

			Greater
	30-59	60-89	than 90	Total past	Current
At March 31, 2019	Days	Days	days	due	loans	Total
Commercial real estate	$96	$—	$—	$96	$1,134,147	$1,134,243
Commercial & industrial	—	159	1,044	1,203	420,300	421,503
Construction	—	—	—	—	46,245	46,245
Multifamily	—	—	—	—	327,456	327,456
One-to-four family	—	—	—	—	78,943	78,943
Consumer	326	224	454	1,004	95,890	96,894
Total	$422	$383	$1,498	$2,303	$2,102,981	$2,105,284

			Greater
	30-59	60-89	than 90	Total past	Current
At December 31, 2018	Days	Days	days	due	loans	Total
Commercial real estate	$—	$—	$—	$—	$949,778	$949,778
Commercial & industrial	1,670	95	239	2,004	379,688	381,692
Construction	—	—	—	—	42,540	42,540
Multifamily	—	—	—	—	307,126	307,126
One-to-four family	870	—	—	870	78,553	79,423
Consumer	119	43	50	212	106,578	106,790
Total	$2,659	$138	$289	$3,086	$1,864,263	$1,867,349

Troubled Debt Restructurings:

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired. Included in impaired loans at both March 31, 2019 and December 31, 2018 were $1.5 million of loans modified in TDRs. The Bank has allocated $89,000 in specific reserves to those customers with loans modified in TDRs as of March 31, 2019, compared to $19,000 allocated at December 31, 2018. There were no loans modified as a TDR during the three months ended March 31, 2019. There was one consumer loan in the amount of $39,000 that was modified as a TDR during the year ended December 31, 2018. The Bank has not committed to lend additional amounts as of March 31, 2019 to customers with outstanding loans that are classified as TDRs. During the three months ended March 31, 2019 and March 31, 2018 there were no payment defaults on any loans previously identified as TDRs. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

The following tables present the recorded investment in TDRs by class of loans as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Troubled debt restructurings:
Real Estate:
Commercial	$379	$383
One-to-four family	1,070	1,078
Consumer	38	39
Total troubled debt restructurings	$1,487	$1,500

Credit Quality Indicators:

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank generally analyzes all loans over $500,000, other than one-to-four family and consumer loans, individually by classifying the loans as to credit risk at least annually. For one-to-four family loans and consumer loans, the Bank evaluates credit quality based on the aging status of the loan and by performance status. An analysis is performed on a quarterly basis for loans classified as special mention, substandard, or doubtful. The Bank uses the following definitions for risk ratings:

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

Loans not meeting the criteria above are considered to be pass-rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (dollars in thousands):

		Special
At March 31, 2019	Pass	Mention	Substandard	Total
Commercial real estate	$1,133,864	$379	$—	$1,134,243
Commercial & industrial	420,459	—	1,044	421,503
Construction	46,245	—	—	46,245
Multifamily	327,456	—	—	327,456
Total	$1,928,024	$379	$1,044	$1,929,447

		Special
At December 31, 2018	Pass	Mention	Substandard	Total
Commercial real estate	$949,395	$383	$—	$949,778
Commercial & industrial	380,196	1,496	—	381,692
Construction	42,540	—	—	42,540
Multifamily	307,126	—	—	307,126
Total	$1,679,257	$1,879	$—	$1,681,136

NOTE 6 – EARNINGS PER SHARE

The computation of basic and diluted earnings per share is shown below (dollars in thousands, except share data):

	Three Months Ended March 31,
	2019	2018
Basic
Net income per consolidated statements of income	$8,531	$6,291
Less: Earnings allocated to participating securities	(135)	(53)
Net income available to common stockholders	$8,396	$6,238

Weighted average common shares outstanding including participating securities	8,281,325	8,192,798
Less: Weighted average participating securities	(130,873)	(68,770)
Weighted average common shares outstanding	8,150,452	8,124,028

Basic earnings per common share	$1.03	$0.77

Diluted
Net income allocated to common stockholders	$8,396	$6,238

Weighted average common shares outstanding for basic earnings per common share	8,150,452	8,124,028
Add: Dilutive effects of assumed exercise of stock options	114,740	151,215
Add: Dilutive effects of assumed vesting of performance based restricted stock	20,028	—
Average shares and dilutive potential common shares	8,285,220	8,275,243

Dilutive earnings per common share	$1.01	$0.75

All stock options were considered in computing diluted earnings per common share for the three months ended March 31, 2019 and 2018.

NOTE 7 - STOCK COMPENSATION PLAN

Equity Incentive Plan

In May 2009 the Company approved the 2009 Equity Incentive Plan (the “2009 Plan”) as a successor to the 1999 Plan. The 2009 Plan permits the granting of restricted shares, incentive stock options (“ISO”), nonqualified stock options, stock appreciation rights, restricted share units and other stock-based awards to employees, directors, officers, consultants, advisors, suppliers and any other persons or entity whose services are considered valuable for up to 1,483,000 shares. Total remaining shares issuable under the 2009 Plan are 628,719 at March 31, 2019. The 2009 Plan expires on May 18, 2019. Under the terms of the 2009 Plan, each option agreement cannot have an exercise price that is less than 100% of the fair value of the shares covered by the option on the date of grant. In the case of an ISO granted to any 10% stockholder, the exercise price shall not be less than 110% of the fair value of the shares covered by the option on the date of grant.

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

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities based on historical volatilities of the Company’s common stock are not significant. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. No options were granted during three and three months ended March 31, 2019 and 2018.

A summary of the status of the Company’s stock options and the change during the three months ended March 31, 2019 is presented below:

	Three Months Ended March 31, 2019
	Number of	Weighted Average
	Options	Exercise Price

Outstanding, beginning of period	231,000	$18.00
Granted	—	—
Exercised	—	—
Cancelled/forfeited	—	—
Outstanding, end of period	231,000	$18.00
Options vested and exercisable at end of period	231,000	$18.00

Weighted average remaining contractual life (years)		5.13

There was no unrecognized compensation cost related to stock options granted under the 2009 Plan at March 31, 2019 and December 31, 2018.

There was no compensation cost related to stock option plan for the three months ended March 31, 2019 and 2018.

The following table summarizes information about stock options outstanding at March 31, 2019:

	Options Outstanding
Range of Average	Number Outstanding at	Weighted Average	Weighted Average
Exercise Prices	March 31, 2019	Remaining Contractual Life	Exercise Price
$10 – 20	231,000	5.13	$18.00
$21 – 30	—	—	$—
$10 – 30	231,000	5.13	$18.00

There were no stock options exercised during the three months ended March 31, 2019 and 2018.

Restricted Stock Awards

The Company issued restricted stock awards to certain key personnel under the 2009 Plan. Each restricted stock award vests based on vesting schedule outlined in the reward agreement. Restricted stock awards are subject to forfeiture if the holder is not employed by the Company on the vesting date.

As of March 31, 2019, there was $2.9 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.63 years.

As of March 31, 2019, there was $1.1 million of unrecognized expense related to Directors’ fees. The cost is expected to be recognized over a weighted-average period of 2.75 years.

Total compensation cost that has been charged against income for restricted stock awards was $229,000 and $293,000 for the three months ended March 31, 2019 and March 31, 2018, respectively. In addition, 35,900 restricted shares were granted were to the Board of Directors in lieu of retainer fees for three years of service. These shares vest one-third each year over the years. Total expense for these awards was $100,000 in the first quarter of 2019.

The following table summarizes the changes in the Company’s non-vested restricted stock awards for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
		Weighted Average
	Number of Shares	Grant Date Fair Value

Outstanding, beginning of period	53,957	$21.46
Granted	106,423	35.36
Forfeited	—	—
Vested	(12,998)	22.09
Outstanding at end of period	147,382	$31.44

The total fair value of shares vested was $429,000 during the three months ended March 31, 2019.

Performance Based Stock Awards

During the first quarter of 2018, the Company established a long term incentive award program under the 2009 Equity Incentive Plan. For each award, threshold target Performance Restricted Share Units (“PRSUs”) are eligible to be earned over a three-year performance period based on personal performance and the Company’s relative performance on certain measurement goals that were established at the onset of the performance period. These awards were accounted for in accordance with guidance prescribed in ASC Topic 718, Compensation – Stock Compensation. During 2018, 90,000 PRSUs were awarded under the program. The earned units will be granted at the end of the three year performance period.

There were no additional PRSUs awarded during the three months ended March 31, 2019. The following table summarizes the changes in the Company’s non-vested PRSU awards for the three months ended March 31, 2019 (dollars in thousands, except share information):

For the three months ended
March 31, 2019

Weighted average service inception date fair value of award shares	$4,064,295
Minimum aggregate share payout	12,000
Maximum aggregate share payout	90,000
Likely aggregate share payout	90,000
Compensation expense recognized	$357,503

Total compensation cost that has been charged against income for this plan was $358,000 for the three months ended March 31, 2019. No compensation cost related to PRSUs was recognized in the first quarter of 2018.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at March 31, 2019 and December 31, 2018. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain impaired loans and goodwill. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Assets and Liabilities Measured on a Recurring Basis

Assets measured on a recurring basis are limited to the Bank’s available-for-sale securities (“AFS”) portfolio and Equity Investments – non-trading investments. The AFS portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Equity Investments – non-trading is carried at estimated fair value with changes in fair value reported as unrealized gain/(loss) on the statement of operations. The fair values for substantially all of these securities are obtained monthly from an independent nationally recognized pricing service. On a monthly basis, the Bank assesses the reasonableness of the fair values obtained by reference to a second independent nationally recognized pricing service. Based on the nature of these securities, the Bank’s independent pricing service provides prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in the Bank’s portfolio. Various modeling techniques are used to determine pricing for the Bank’s mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, the Bank obtains the models, inputs and assumptions utilized by its pricing service and reviews them for reasonableness.

Assets measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At March 31, 2019
Residential mortgage-backed securities	$20,706	$—	$20,706	$—
Residential collateralized mortgage obligations	2,031	—	2,031	—
Commercial mortgage-backed securities	5,925	—	5,925	—
Municipal bond	1,069	—	1,069	—
CRA Mutual Fund	2,149	2,149	—	—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2018
Residential mortgage-backed securities	$21,397	$—	$21,397	$—
Residential collateralized mortgage obligations	2,116	—	2,116	—
Commercial mortgage-backed securities	5,849	—	5,849	—
Municipal bond	1,077	—	1,077	—
CRA Mutual Fund	2,110	2,110	—	—

There were no transfers between Level 1 and Level 2 during the first quarter of 2019 and 2018.

There were no assets measured at fair value on a non-recurring basis at March 31, 2019 and December 31, 2018.

The Bank has engaged an independent pricing service provider to provide the fair values of its financial assets and liabilities measured at amortized cost. This provider follows FASB’s exit pricing guidelines, as required by ASU 2016-01, when calculating the fair market value.

Carrying amount and estimated fair values of financial instruments at March 31, 2019 and December 31, 2018 were as follows (dollars in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At March 31, 2019	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Assets:
Cash and due from banks	$9,372	$9,372	$—	$—	$9,372
Overnight deposits	346,674	346,674	—	—	346,674
Debt securities available for sale	29,731	—	29,731	—	29,731
Securities held to maturity	4,392	—	4,295	—	4,295
Marketable equity securities	2,149	2,149	—	—	2,149
Loans, net	2,081,586	—	—	2,060,691	2,060,691
Other investments
FRB Stock	7,265	N/A	N/A	N/A	N/A
FHLB Stock	10,887	N/A	N/A	N/A	N/A
SBA Loan Fund	5,000	N/A	N/A	N/A	N/A
Disability Fund	500	—	500	—	500
Accrued interest receivable	6,396	—	139	6,257	6,396

Financial Liabilities:
Non-interest-bearing demand deposits	$915,499	$915,499	$—	$—	$915,499
Money market and savings deposits	938,398	938,398	—	—	938,398
Time deposits	112,233	—	112,366	—	112,366
Federal Home Loan Bank of New York advances	215,000	—	215,009	—	215,009
Trust preferred securities payable	20,620	—	—	20,020	20,020
Subordinated debt, net of issuance cost	24,559	—	25,125	—	25,125
Accrued interest payable	984	67	671	246	984

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2018	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Assets:
Cash and due from banks	$9,246	$9,246	$—	$—	$9,246
Overnight deposits	223,704	223,704	—	—	223,704
Debt securities available for sale	30,439	—	30,439	—	30,349
Securities held to maturity	4,571	—	4,403	—	4,403
Marketable equity securities	2,110	2,110	—	—	2,110
Loans, net	1,846,274	—	—	1,796,462	1,796,462
Other investments	—	—	—	—	—
FRB Stock	7,250	N/A	N/A	N/A	N/A
FHLB Stock	9,537	N/A	N/A	N/A	N/A
SBA Loan Fund	5,000	N/A	N/A	N/A	N/A
Disability Fund	500	—	500	—	500
Accrued interest receivable	5,507	—	127	5,380	5,507
Financial liabilities:
Non-interest-bearing demand deposits	$798,563	$798,563	$—	$—	$798,563
Money market and savings deposits	764,990	764,990	—	—	764,990
Time deposits	97,001	—	96,859	—	96,859
Federal Home Loan Bank of New York advances	185,000	—	184,999	—	184,999
Trust preferred securities payable	20,620	—	—	19,821	19,821
Subordinated debt, net of issuance cost	24,545	—	25,125	—	25,125
Accrued interest payable	1,282	13	1,044	225	1,282

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Beginning balance	$(473)	$(206)
Cumulative effect of adopting new accounting standard ASU 2016-01, net of taxes	68	—
Balance net of cumulative effect of adopting ASU 2016-01	(405)	(206)

Total unrealized gains/loss on securities available for sale, net of taxes	258	(322)
Net current period other comprehensive income (loss)	258	(322)

Ending balance	$(147)	$(528)

NOTE 10 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The following off-balance-sheet financial instruments, whose contract amounts represent credit risk, are outstanding at March 31, 2019 and December 31, 2018 (dollars in thousands):

	At March 31, 2019		At December 31, 2018
		Variable		Variable
	Fixed Rate	Rate	Fixed Rate	Rate
Undrawn lines of credit	$13,655	$170,430	$7,737	$130,547
Letters of credit	36,231	—	34,351	—
	$49,886	$170,430	$42,088	$130,547

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within two years. At March 31, 2019, the Bank’s fixed rate loan commitments had interest rates ranging from 3.0% to 5.6% and the Bank’s variable rate loan commitments had interest rates ranging from 4.5% to 9.5%, with a maturity of one year or more. At December 31, 2018, the Bank’s fixed rate loan commitments had interest rates ranging from 3.0% to 5.6% and the Bank’s variable rate loan commitments had interest rates ranging from 4.5% to 9.5%, with a maturity of one year or more. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Bank or other financial institutions and securities.

The Bank’s stand-by letters of credit of  $36.2 million and $34.4 million as of March 31, 2019 and December 31, 2018, respectively, are collateralized by interest-bearing accounts of $29.8 and $23.0 million as of those respective years. The stand-by letters of credit mature within one year.

NOTE 11 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, as of January 1, 2019. All of the Company’s revenue from contracts with customers that are in the scope of the accounting guidance are recognized in non-interest income. The following table presents the Company’s sources of non-interest income, within the scope of the ASU, for the three months ended March 31 2019 and 2018 (dollars in thousands):

	Quarter Ended March 31,
	2019	2018 (1)
Service charges on deposit accounts	$819	$1,910
Prepaid third-party debit card income	1,257	908
Other service charges and fees	278	2,494
Total	$2,354	$5,312

(1)	The Company elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation.

A description of the Company’s revenue streams accounted for under the accounting guidance follows:

Debit card income: The Bank serves as a debit card issuer to and contracts with various program managers to issue debit cards to support various products including, but not limited to, healthcare marketing, general purpose reloadable cards, payroll cards, disbursement of government payments, payment of federal benefits and E-Wallet and push payments for sellers in online marketplaces. The Bank earns initial set-up fees for these programs as well as fees for transactions processed. The Bank receives transaction data at the end of each month for debit card services rendered, at which time revenue is recognized.

Prior to the adoption of the ASU, at December 31, 2018, upfront fees were recognized under the percentage of completion method. Since the performance obligation of setting up the program to go live is satisfied at a point in time, the revenue is deemed to be recognized once the performance obligation has been completed and the program is live, thereby creating an asset available for the customer to use.

The ASU provides the option to elect the modified retrospective method as a transition approach and the Bank has elected to use this method to comply with the new guidance under the ASU. Accordingly, the Company recorded an adjustment to opening retained earnings of $117,000 to reflect the change in accounting under the ASU. Beginning January 1, 2019 initial set-up fees will be deferred until the program goes live.

Service charges on deposit accounts: The Bank offers business and personal retail products and services, which include, but are not limited to: online banking, mobile banking, ACH, and remote deposit capture. A standard deposit contract exists between the Bank and all deposit customers. The Bank earns fees from its deposit customers for transaction-based (such as ATM use fees, stop payment charges, statement rendering, and ACH fees), account maintenance, and overdraft services. Transaction-based fees are recognized at the time the transaction is executed as that is the point in time the Bank fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Other service charges: The primary component of other service charges relates to foreign exchange (“FX”) conversion fees. The Bank ‘outsources’ FX conversion for foreign currency transactions to 3 different banks, namely, PNC, BVBA and PCBB. The Bank earns a portion of FX conversion fee that the customer charges to process an FX transaction. Revenue is recognized at the end of the month, once the customer has remitted the transaction information to the Bank.

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

In April 2019, the Company executed a lease agreement to expand the space occupied by its headquarters at 99 Park Ave., New York, New York. The Company expects to take possession of the new space during the second quarter of 2019 and commence renovations, which will continue until the fourth quarter of 2019. When the renovations are completed, the Company will vacate its existing space and move into the new office. The Company expects that once it takes possession of the new space, rent expense will increase by approximately $600,000 for each of the remaining quarters of 2019, representing the rent expense on the new space. When the renovations are complete and the Company vacates its existing space, the Company will cease rent payments on that space resulting in a reduction of rent expense of approximately $195,000 per quarter.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements, included in its 2018 Annual Report on Form 10K, contains a summary of the Company’s significant accounting policies. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for Loan Losses

The ALLL has been determined in accordance with U.S. generally accepted accounting principles, under which the Bank is required to maintain an adequate ALLL at March 31, 2019. The Bank is responsible for the timely and periodic determination of the amount of the allowance required. Management believes that the ALLL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in the Bank’s portfolio for which certain losses are probable but not specifically identifiable.

Although management evaluates available information to determine the adequacy of the ALLL, the level of allowances is an estimate which is subject to significant judgment and short term change. Because of uncertainties associated with local economic conditions, collateral values and future cash flows on the loan portfolio, it is reasonably possible that a material change could occur in the ALLL in the near term due to economic, operating, regulatory and other conditions beyond the Company’s control. However, the amount of the change that is reasonably possible cannot be estimated. The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, the Company may ultimately incur losses that vary from management’s current estimates. Adjustments to the ALLL will be reported in the period such adjustments become known or can be reasonably estimated. All loan losses are charged to the ALLL when the loss actually occurs or when the collectability of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery.

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

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

The Company had total assets of $2.55 billion at March 31, 2019, compared with $2.18 billion on December 31, 2018. Loans, net of deferred fees and unamortized costs, increased to $2.10 billion at March 31, 2019 as compared to $1.87 billion at December 31, 2018. For the quarter ended March 31, 2019, the Bank’s loan production was $289.8 million as compared to $175.8 for the same period in 2018.

Total deposits increased $305.6 million, or 18.7%, to $1.97 billion at March 31, 2019 as compared to $1.66 billion at December 31, 2018.  This was due to an increase of $188.6 million in interest-bearing deposits and an increase of $116.9 million in non-interest-bearing deposits. The increase in interest-bearing deposits was due primarily to an increase of $174.6 million in money market accounts as a result of several initiatives across the Bank’s deposit verticals.

Total borrowings increased by $30.0 million to $260.2 million at March 31, 2019 as compared to $230.2 million at December 31, 2018. This was due to an increase of $30.0 million in Federal Home Loan Bank advances, which were used to support the Bank’s loan growth.

Total stockholders’ equity was $273.8 million on March 31, 2019 compared to $264.5 million at December 31, 2018. The increase of $9.3 million was primarily due to net income of $8.5 million earned in the first quarter of 2019. Metropolitan Commercial Bank meets all the requirements to be considered “Well-Capitalized” under applicable regulatory guidelines.  At March 31, 2019, total Commercial Real Estate Loans (“CRE”) were 328.2% of risk-based capital, compared to 312.4% at December 31, 2018.

Loans

At March 31, 2019, gross loans were $2.10 billion, or 82.4% of total assets, compared to $1.87 billion, or 85.8% of total assets, at December 31, 2018. The following table sets forth the composition of the Bank’s loan portfolio, by type of loan at the dates indicated (dollars in thousands):

	At March 31,		At December 31,
	2019		2018
	Loan Balance	% of total loans	Loan Balance	% of total loans
Real Estate:
Commercial	$1,134,243	53.88%	$949,778	50.85%
Construction	46,245	2.20	42,540	2.28
Multifamily	327,456	15.55	307,126	16.45
One-to-four family	78,943	3.75	79,423	4.25
Commercial and industrial	421,503	20.02	381,692	20.44
Consumer	96,894	4.60	106,790	5.72
Total loans	$2,105,284	100.00%	$1,867,349	100.00%

Loans, net of deferred fees and unamortized costs, increased to $2.10 billion at March 31, 2019 as compared to $1.87 billion at December 31, 2018. This increase in loans was due primarily to loan production of $289.8 million in the first quarter of 2019 as compared to $175.8 for the same period in 2018.

Asset Quality

Non-Performing Assets

Non-performing assets consist of non-accrual loans, non-accrual TDRs, loans past due 90 days or more and still accruing, and other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure. At March 31, 2019 and December 31, 2018, the Bank had no non-performing TDRs and no foreclosed real estate. The past due status on all loans is based on the contractual terms of the loan. It is generally the Bank’s policy that a loan 90 days past due be placed in non-accrual status unless factors exist that would eliminate the need to place a loan in this status. A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. At the time loans are placed in non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed. All payments received on non-accrual loans are applied to principal. Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Bank expects to receive all of its original principal and interest. In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept in non-accrual status until the entire principal balance has been recovered.

The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated (dollars in thousands):

	March 31, 2019	December 31, 2018
Non-performing loans and assets:
Non-accrual loans:
Real Estate:
Commercial	$—	$—
One-to-four family	—	—
Commercial and industrial	—	—
Consumer	68	50
Total non-accrual loans	$68	$50
Accruing loans 90 days or more past due	1,430	239
Total non-performing loans and assets	$1,498	$289

Troubled debt restructurings:
Real Estate:
Commercial	$379	$383
Multifamily	—	—
One-to-four family	1,070	1,078
Commercial and industrial	—	—
Consumer	38	39
Total troubled debt restructurings	$1,487	$1,500

Ratios:
Total non-performing loans to total loans	0.07%	0.02%
Total non-performing loans to total assets	0.06%	0.01%
Total non-performing assets to total assets	0.06%	0.01%

Non-performing loans include non-accrual loans and loans past due over 90 days and still accruing. Non-performing loans exclude TDRs that are accruing and have been performing in accordance with the terms of their restructure agreement for at least six months.

Interest income that would have been recorded for the quarters ended March 31, 2019 and 2018, had non-accrual loans been current according to their original terms, amounted to $2,000 and $1,500, respectively.

Interest income that would have been recorded for the quarters ended March 31, 2019 and 2018, had TDRs been current according to their original terms, was immaterial.

Non-Performing Loans

Non-performing loans totaled $1.5 million at March 31, 2019 as compared to $289,000 at December 31, 2018. The increase in non-performing loans at March 31, 2019 was primarily due to one commercial loan that continues to make principal and interest payments, but for which the maturity date has passed. This loan was designated as a loan past due 90 days and still accruing during the first quarter of 2019. Non-performing assets, as a percentage of total assets, was 0.06% at March 31, 2019, compared with 0.01% of total assets at December 31, 2018.

Troubled Debt Restructurings

The Bank works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Bank has modified the terms of select loans to maximize their collectability. The modified loans are considered TDRs under current accounting guidance. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. The Company had no non-accrual TDRs at March 31, 2019 or December 31, 2018. As of March 31, 2019 and December 31, 2018, the Bank had $1.5 million of accruing TDRs. These loans were performing in accordance with their restructured terms.

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

The ALLL was $20.8 million at March 31, 2019, as compared to $18.9 million at December 31, 2018. The ratio of ALLL to total loans was 0.99% at March 31, 2019, as compared to 1.02% at December 31, 2018. Net (recoveries) charge-offs for the three month periods ended March 31, 2019 and 2018 were $(3.9) million and $104,000 respectively.

Summary of Loan Loss Experience

The following tables present a summary by loan portfolio segment of the ALLL, loan loss experience, and provision for loan losses for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2019	2018
Balance at beginning of period	$18,942	$14,887
Charge-offs:
Real Estate:
Commercial	—	—
One-to-four family	—	—
Commercial and industrial	(273)	(71)
Consumer	(74)	(86)
Total charge-offs	(347)	(157)
Recoveries:
Real Estate:
Commercial	—	53
One-to-four family	—	—
Commercial and industrial	4,270	—
Total recoveries	4,270	53

Net recoveries (charge-offs)	3,923	(104)
Provision for loan losses	(2,031)	1,477
Balance at end of period	$20,834	$16,260

Deposits

The table below summarizes the Company’s deposit composition by segment for the periods indicated (dollars in thousands):

	At March 31, 2019	At December 31,	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$915,499	$798,563	$116,936	14.6%
Money market and savings deposits	938,398	764,990	173,408	22.7
Time deposits	112,233	97,001	15,232	15.7
Total	$1,966,130	$1,660,554	$305,576	18.4

Total deposits increased $305.6 million, or 18.4%, to $1.97 billion at March 31, 2019 as compared to $1.66 billion at December 31, 2018.  This was due to an increase of $188.6 million in interest-bearing deposits and an increase of $116.9 million in non-interest-bearing deposits. The growth in deposits was across most of the Bank’s deposit verticals, including retail deposits, and specialty deposit verticals.

The Company’s deposit strategy is to fund the Bank with stable, low-cost deposits, primarily checking account deposits and other low interest-bearing money market and transaction accounts. A checking account is the driver of a banking relationship and consumers consider the bank where they have their checking account as their primary bank. These customers will typically turn to their primary bank first when in need of other financial services. Strategies that have been developed and implemented to generate these deposits include: (i) acquiring deposits by deepening existing relationships and entering new markets through de novo branching or branch acquisitions, (ii) training branch employees to identify and meet client financial needs with Bank products and services, (iii) linking business loans to the customer’s primary checking account at the Bank, (v) continuing to develop the debit card issuing business that generates non-interest bearing deposits, and (vi) constantly monitoring the Company’s pricing strategies to ensure competitive products and services.

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

Borrowings

At March 31, 2019, Federal Home Loan Bank (“FHLB”) advances amounted to $215.0 million as compared to $185.0 million at December 31, 2018.

At March 31, 2019, the Bank had the ability to borrow an additional $139.7 million from the FHLB. The Bank also had an available line of credit with the Federal Reserve Bank of New York (“FRBNY”) discount window of $131.0 million. At December 31, 2018, the Bank had the ability to borrow a total of $249.7 million from the FHLB. At December 31, 2018, the Bank also had an available line of credit with the FRBNY discount window of $127.3 million.

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

Stockholders’ Equity

Total stockholders’ equity was $273.8 million on March 31, 2019 compared to $264.5 million at December 31, 2018. The increase of $9.3 million was primarily due to net income of $8.5 million earned in the first quarter of 2019.

Results of Operations

Net income increased $2.2 million to $8.5 million for the first quarter of 2019 as compared to $6.3 million for the same period in 2018. This increase was due primarily to a $4.4 million increase in net interest income and a $3.5 million decrease in the provision for loan losses, partially offset by a $2.9 million decrease in non-interest income and a $1.8 million increase in non-interest expense. Net income for the first quarter of 2019 included a loan loss recovery of $4.2 million resulting in a negative provision for loan losses of $2.0 million.

Net Interest Income

Net interest income is the difference between interest earned on assets and interest incurred on liabilities. The following tables present an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2019 and 2018. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. Yields and costs were derived by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Average balances were derived from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	Three months ended March 31,
	2019			2018
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Loans (1)	$1,973,136	$25,050	5.15%	$1,476,955	$17,212	4.73%
Available-for-sale securities	30,522	204	2.68%	29,666	162	2.09%
Held-to-maturity securities	4,479	23	2.05%	5,318	27	2.06%
Equity investments - non-trading	3,210	23	2.87%	2,167	4	0.75%
Overnight deposits	228,506	1,389	2.47%	268,676	1,043	1.57%
Other interest-earning assets	24,722	301	4.94%	35,742	245	2.78%
Total interest-earning assets	2,264,575	26,990	4.83%	1,818,524	18,693	4.17%
Non-interest-earning assets	44,204			66,311
Allowance for loan losses	(20,228)			(15,584)
Total assets	$2,288,551			$1,869,251

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$856,477	$3,721	1.76%	$514,455	$1,190	0.94%
Certificates of deposit	105,290	610	2.35%	72,822	249	1.39%
Total interest-bearing deposits	961,767	4,331	1.83%	587,277	1,439	0.99%
Borrowed funds	211,170	1,766	3.35%	84,317	738	3.53%
Total interest-bearing liabilities	1,172,937	6,097	2.11%	671,594	2,177	1.31%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	822,763			935,417
Other non-interest-bearing liabilities	23,433			23,223
Total liabilities	2,019,133			1,630,234

Stockholders' Equity	269,418			239,017
Total liabilities and equity	$2,288,551			$1,869,251

Net interest income		$20,893			$16,516
Net interest rate spread (2)			2.72%			2.86%
Net interest-earning assets	$1,091,638			$1,146,930
Net interest margin (3)			3.74%			3.68%
Ratio of interest earning assets to interest bearing liabilities			1.93x			2.7x

(1)	Amount includes deferred loan fees and non-performing loans.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

For the quarter ended March 31, 2019, net interest income was $20.9 million, an increase of $4.4 million or 26.7%, as compared to $16.5 million for the first quarter of 2018. Net interest margin increased 6 basis points to 3.74% for the first quarter of 2019 from 3.68% for the first quarter of 2018. Total average interest-earning assets increased $446.1 million for the first quarter of 2019 as compared to the first quarter of 2018, due primarily to a $496.2 million increase in the average balance of loans, which was partially offset by a decrease of $51.2 million in overnight funds and other interest-earning assets. The total yield on average interest-earning assets increased 66 basis points to 4.83% in the first quarter of 2019 as compared to 4.17% in the same period in 2018.

Total interest-bearing liabilities increased $501.3 million to $1.17 billion for the first quarter of 2019 as compared to $671.6 million for the first quarter of 2018. The average cost of interest-bearing liabilities increased 80 basis points to 2.11% as compared to 1.31% for the those same respective periods.

Interest Income

Interest income increased $8.3 million to $27.0 million for the first quarter of 2019 as compared to $18.7 million for the first quarter of 2018. This increase was due primarily to a $7.8 million increase in interest income on loans to $25.1 million for the first quarter of 2019. This increase was due to a $496.2 million increase in average balances of loans to $1.97 billion as compared to $1.48 billion for the first quarter of 2018. In addition, the average yield earned on loans increased 42 basis points to 5.15% for the first quarter of 2019 as compared to 4.73% for the first quarter of 2018. The increase in yield is primarily due to an increase in market interest rates in 2018.

Interest Expense

Interest expense amounted to $6.1 million for the first quarter of 2019 as compared to $2.2 million for the first quarter of 2018, an increase of $3.9 million. This increase was due to a $2.9 million increase in interest on deposits to $4.3 million and a $1.0 million increase in interest on borrowings to $1.8 million.

The increase in interest expense on deposits was due primarily to a $374.5 million increase in the average balance of interest-bearing deposits to $961.8 million for the first quarter of 2019 as compared to $587.3 million for the first quarter of 2018. In addition, the average cost of interest-bearing deposits increased 84 basis points to 1.83% for the first quarter of 2019 as compared to 0.99% for the first quarter of 2018. The increase in the average balances of deposits was due primarily to growth initiatives in the Bank’s various deposit verticals, particularly money market accounts. The increase in average cost of deposits was primarily due to an increase in market interest rates in 2018.

The average balance of borrowing increased $126.9 million to $211.2 million for the first quarter of 2019 as compared to $84.3 million for the first quarter of 2018. The average cost of borrowing decreased 18 basis points to 3.35% as compared to 3.53% for those same periods.

Provision for Loan Losses

The provision for loan losses was a credit of $2.0 million for the first quarter of 2019 as compared to an expense of $1.5 million for the first quarter of 2018. This decrease was due primarily to a $4.2 million recovery related to the taxi medallion loans, offset by a loan loss provision of $2.2 million necessitated by the record loan growth in the quarter.

The provision for loan losses resulted in an ALLL of $20.8 million at March 31, 2019 as compared to $18.9 million at December 31, 2018. For additional information related to the provision for loan losses, see “Comparison of Financial Condition at March 31, 2019 and December 31, 2018 – Asset Quality”.

Non-Interest Income

Non-interest income decreased by $2.9 million to $2.4 million in the first quarter of 2019 as compared to $5.3 million in the first quarter of 2018, primarily due to decreases of $1.1 million in service charges on deposits and $2.2 million in other charges and fees, partially offset by an increase in debit card income of $349,000.  The decrease in service charges on deposits was primarily due to a decline of $1.1 million in wire fees related to transactions by digital currency customers. The decrease in other service charges and fees was due to a $2.1 million decrease in foreign currency conversion fees, which were at an elevated level during the first quarter of 2018, as digital currency customers were transferring funds from their global corporate accounts back into their U.S. dollar accounts with the Bank.

Non-Interest Expense

Non-interest expense increased $1.8 million to $13.0 million during the first quarter of 2019 as compared to $11.2 million for the first quarter of 2018.  Compensation and benefits increased $1.2 million to $7.5 million for the first quarter of 2019 as compared to $6.3 million for the first quarter of 2018.  This increase was due primarily to an increase of 20 full-time equivalent employees for the first quarter of 2019 as compared to the first quarter of 2018.  Technology costs increased $194,000 for the first quarter of 2019 as compared to the first quarter of 2018. For the first quarter of 2019, technology costs included licensing and service fees related to software interfaces for deposit products of $1.1 million as compared to $124,000 for the first quarter of 2018, an increase of $1.0 million. This increase was partially offset by a decrease of $741,000 in transaction costs related to the decreased volume of wire transactions by digital currency customers in the first quarter of 2019 as compared to the first quarter of 2018.

Off-Balance Sheet Arrangements

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

The following table presents a summary of the Bank’s commitments and contingent liabilities as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	At March 31, 2019		At December 31, 2018

	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Undrawn lines of credit	$13,655	$170,430	$7,737	$130,547
Letters of credit	36,231	—	34,351	—
Total	$49,886	$170,430	$42,088	$130,547

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

The Bank regularly reviews the need to adjust its investments in liquid assets based upon its assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest earning deposits and securities, and (4) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest earning deposits and short- and intermediate-term securities.

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At March 31, 2019 and December 31, 2018, cash and cash equivalents totaled $356.0 million and $233.0 million, respectively. Securities classified as available-for-sale and non-trading equity investments, which provide additional sources of liquidity, totaled $31.9 million at March 31, 2019 and $32.6 million at December 31, 2018.

The Bank has no material commitments or demands that are likely to affect its liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, the Bank could access its borrowing capacity with the FHLB or obtain additional funds through brokered certificates of deposit.

At March 31, 2019, the Bank had $184.1 million in loan commitments in the form of unused lines of credit. It also had $36.2 million in standby letters of credit at March 31, 2019. At December 31, 2018, the Bank had $138.3 million in loan commitments outstanding and $34.4 million in standby letters of credit.

Time deposits due within one year of March 31, 2019 totaled $58.1 million, or 3.0% of total deposits. Total time deposits were $112.2 million or 5.7% of total deposits at March 31, 2019. Time deposits due within one year of December 31, 2018 totaled $66.0 million, or 4.0% of total deposits. Total time deposits were $97.0 million or 5.8% of total deposits at December 31, 2018.

The Bank’s primary investing activities are the origination, and to a lesser extent purchase, of loans and the purchase of securities. For the first quarter of 2019, the Bank’s loan production was $289.8 million as compared to $175.8 million for the same period in 2018.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. Total deposits increased $305.6 million or 18.4% to $1.97 billion at March 31, 2019 as compared to $1.66 billion at December 31, 2018. This growth in deposits was across most of the Bank’s deposit verticals, including retail deposits, and specialty deposit verticals. Total borrowings increased by $30.0 million to $260.2 million at March 31, 2019 as compared to $230.2 million at December 31, 2018. This was due to an increase of $30.0 million in Federal Home Loan Bank advances, which were used to support the Bank’s loan growth.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At March 31, 2019 and December 31, 2018, the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Bank reviews capital levels on a monthly basis.

	At March 31, 2019	At December 31, 2018	At December 31, 2017	Minimum Ratio to be “Well Capitalized”	Minimum Ratio Required for Capital Adequacy Purposes

The Company:
Tier 1 leverage ratio	12.5%	13.7%	13.7%	N/A	4.0%
Common equity tier 1	11.8%	13.2%	15.3%	N/A	4.5%
Tier 1 risk-based capital ratio	12.9%	14.6%	17.1%	N/A	8.0%
Total risk-based capital ratio	14.8%	16.9%	19.9%	N/A	6.0%

The Bank
Tier 1 leverage ratio	13.4%	14.7%	14.7%	5.0%	4.0%
Common equity tier 1	13.9%	15.6%	18.4%	6.5%	4.5%
Tier 1 risk-based capital ratio	13.9%	15.6%	18.4%	10.0%	8.0%
Total risk-based capital ratio	14.8%	16.7%	19.4%	8.0%	6.0%

Basel III revised the capital adequacy requirements and the Prompt Corrective Action Framework effective January 1, 2015 for the Bank. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level. The buffer was 1.875% at December 31, 2018 and was fully implemented at 2.5% on January 1, 2019.

As of January 1, 2019, the Basel Rules  require the Company and the Bank to maintain a 2.5% “capital conservation buffer” on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets, or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall.

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

In addition, as a result of the Act, the Federal Reserve Board amended its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant nonbanking activities, (ii) do not conduct significant off-balance sheet activities, and (iii) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, are no longer subject to regulatory capital requirements.

The Bank meets all the requirements to be considered “Well-Capitalized” under applicable regulatory guidelines.  At March 31, 2019, total Commercial Real Estate Loans were 328.2% of risk-based capital, compared to 312.4% at December 31, 2018.

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

The Company manages its exposure to interest rates primarily by structuring its balance sheet in the ordinary course of business. It does not enter into derivative contracts for the purpose of managing interest rate risk, but may do so in the future. Based upon the nature of operations, the Company is not subject to foreign exchange or commodity price risk and does not own any trading assets.

Net Interest Income At-Risk. The Bank analyzes its sensitivity to changes in interest rates through a net interest income simulation model. It estimates what net interest income would be for a one-year period based on current interest rates, and then calculates what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning March 31, 2019 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

Although the net interest income table below provides an indication of interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results. The following table indicates the sensitivity of projected annualized net interest income to the interest rate movements described above at March 31, 2019 (dollars in thousands):

At March 31, 2019
Change in Interest Rates (basis points)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
400	$94,088	5.40%
300	92,857	4.02
200	91,625	2.64
100	90,629	1.52
—	89,270	—
-100	87,897	(1.54)
-200	87,557	(1.92)

The table above indicates that at March 31, 2019, in the event of a 200 basis point increase in interest rates, the Company would experience a 2.64% increase in net interest income. In the event of a 100 basis point decrease in interest rates, it would experience a 1.54% decrease in net interest income.

Economic Value of Equity Analysis

The Bank analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates.

The table below represents an analysis of interest rate risk as measured by the estimated changes in economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +300 and +400 basis points and -100 basis points) at March 31, 2019 (dollars in thousands):

		Estimated Increase (Decrease) in		EVE as a Percentage of Fair
		EVE		Value of Assets (3)
Change in					Increase
Interest Rates					(Decrease)
(basis points) (1)	Estimated EVE (2)	Dollars	Percent	EVE Ratio (4)	(basis points)
+400	$291,090	$(34,820)	(10.68)%	12.36	(0.53)
+300	300,131	(25,779)	(7.91)	12.53	(0.36)
+200	308,717	(17,193)	(5.28)	12.66	(0.22)
+100	320,337	(5,573)	(1.71)	12.89	0.01
—	325,910	—	—	12.88	—
(100)	325,053	(857)	(0.26)	12.64	(0.24)
(200)	315,629	(10,281)	(3.15)	12.09	(0.79)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from the Company’s liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

The table above indicates that at March 31, 2019, in the event of a 100 basis point decrease in interest rates, the Company would experience a 1.71% decrease in its economic value of equity. In the event of a 200 basis points increase in interest rates, it would experience a decrease of 5.28% in economic value of equity.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and the Chief Financial Officer, who is the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019 pursuant to Rule 13a‑15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2019. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this quarterly report, the reader should carefully consider the factors discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10‑K filed with the SEC on March 13, 2019. The Company’s evaluation of the risk factors applicable to it has not changed materially from those disclosed in the Annual Report on Form 10‑K.

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

Metropolitan Bank Holding Corp. and Subsidiary

Date: May 09, 2019	By:	/s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: May 09, 2019	By:	/s/ Anthony J. Fabiano

Anthony J. Fabiano

Executive Vice President and Chief Financial Officer