Form 10-Q
period 2019-06-30
Metropolitan Bank Holding Corp.
filed 2019-08-07
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

There were 8,319,853 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 05, 2019.

METROPOLITAN BANK HOLDING CORP.

Form 10‑Q

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10‑Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2019. In addition, these factors include but are not limited to:

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2019	2018
Assets
Cash and due from banks	$9,115	$9,246
Overnight deposits	424,276	223,704
Total cash and cash equivalents	433,391	232,950
Investment securities available for sale, at fair value	130,755	30,439
Investment securities held to maturity (estimated fair value of $4,120 and $4,403 at June 30, 2019 and December 31, 2018 respectively)	4,161	4,571
Marketable equity investments, at fair value	2,193	2,110
Total securities	137,109	37,120
Other investments	22,972	22,287
Loans, net of deferred fees and unamortized costs	2,335,573	1,865,216
Allowance for loan losses	(22,715)	(18,942)
Net loans	2,312,858	1,846,274
Receivable from prepaid card programs, net	16,533	8,218
Accrued interest receivable	7,795	5,507
Premises and equipment, net	6,626	6,877
Prepaid expenses and other assets	10,967	8,158
Goodwill	9,733	9,733
Accounts receivable, net	2,629	5,520
Total assets	$2,960,613	$2,182,644
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$1,103,278	$798,563
Interest-bearing deposits	1,272,844	861,991
Total deposits	2,376,122	1,660,554
Federal Home Loan Bank of New York advances	190,000	185,000
Trust preferred securities	20,620	20,620
Subordinated debt, net of issuance cost	24,573	24,545
Accounts payable, accrued expenses and other liabilities	26,203	18,439
Due to brokers	24,513	—
Accrued interest payable	1,535	1,282
Prepaid third-party debit cardholder balances	15,717	7,687
Total liabilities	2,679,283	1,918,127

Class B preferred stock, $0.01 par value, authorized 2,000,000 shares, 272,636 issued and outstanding at June 30, 2019 and December 31, 2018	3	3
Common stock, $0.01 par value, 25,000,000 shares authorized, 8,320,816 and 8,217,274 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	82	82
Additional paid in capital	214,880	213,490
Retained earnings	65,818	51,415
Accumulated other comprehensive gain (loss), net of tax effect	547	(473)
Total stockholders’ equity	281,330	264,517
Total liabilities and stockholders’ equity	$2,960,613	$2,182,644

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest and dividend income:
Loans, including fees	$28,019	$17,996	$53,069	$35,208
Securities:
Taxable	376	177	619	363
Tax-exempt	4	8	11	15
Money market funds	92	121	146	240
Overnight deposits	2,060	1,534	3,449	2,577
Other interest and dividends	277	162	524	288
Total interest income	$30,828	$19,998	$57,818	$38,691
Interest expense:
Deposits	$5,936	$1,799	$10,582	$3,238
Borrowed funds	1,322	191	2,426	341
Trust preferred securities interest expense	228	208	485	392
Subordinated debt interest expense	405	405	810	809
Total interest expense	$7,891	$2,603	$14,303	$4,780

Net interest income	22,937	17,395	43,515	33,911
Provision (credit) for loan losses	1,950	1,270	(81)	2,747
Net interest income after provision for loan losses	$20,987	$16,125	$43,596	$31,164

Non-interest income:
Service charges on deposit accounts	$908	$821	$1,727	$2,731
Prepaid third-party debit card income	1,422	1,519	2,679	2,427
Other service charges and fees	313	346	591	2,840
Unrealized gain on equity securities	31	—	70	—
Losses on call of securities	—	(37)	—	(37)
Total non-interest income	$2,674	$2,649	$5,067	$7,961

Non-interest expense:
Compensation and benefits	$7,921	$6,126	$15,411	$12,443
Bank premises and equipment	1,348	1,288	2,683	2,468
Professional fees	917	841	1,711	1,619
Technology costs	2,618	609	4,003	2,115
Other expenses	1,920	1,411	3,610	2,868
Total non-interest expense	$14,724	$10,275	$27,418	$21,513

Net income before income tax expense	8,937	8,499	21,245	17,612
Income tax expense	2,880	2,634	6,657	5,456
Net income	$6,057	$5,865	$14,588	$12,156

Earnings per common share:
Basic earnings	$0.73	$0.72	$1.76	1.48
Diluted earnings	$0.71	$0.70	$1.72	1.46

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net Income	$6,057	$5,865	$14,588	$12,156

Other comprehensive income (loss):
Unrealized holding gain (loss) arising during the period	1,009	(166)	1,394	(588)
Reclassification adjustments for net losses included in net income	—	37	—	37
Tax effect	(315)	40	(442)	140
Total unrealized gains (loss) on securities available for sale, net	694	(89)	952	(411)
Comprehensive income	$6,751	$5,776	$15,540	$11,745

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended June 30, 2019 and 2018

(in thousands, except share data)

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Balance at April 1, 2019	272,636	$3	8,320,816	$82	$214,088	$59,761	$(147)	$273,787
Employee and non-employee stock-based compensation	—	—	—	—	792	—	—	792
Net income	—	—	—	—	—	6,057	—	6,057
Other comprehensive income	—	—	—	—	—	—	694	694
Balance at June 30, 2019	272,636	$3	8,320,816	$82	$214,880	$65,818	$547	$281,330

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Balance at April 1, 2018	272,636	$3	8,194,925	$81	$211,333	$32,152	$(528)	$243,041
Restricted stock, net of forfeiture	—	—	8,987	—	440	—	—	440
Net issuance of shares for exercise of stock options and tax withholding for restricted stock vesting	—	—	1,322	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	—	—	327	—	—	327
Net Income	—	—	—	—	—	5,865	—	5,865
Other comprehensive loss	—	—	—	—	—	—	(89)	(89)
Balance at June 30, 2018	272,636	$3	8,205,234	$81	$212,100	$38,017	$(617)	$249,584

See accompanying notes to unaudited consolidated financial statement

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the six months ended June 30, 2019 and 2018

(in thousands, except share data)

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	272,636	$3	8,217,274	$82	$213,490	$51,415	$(473)	$264,517
Restricted stock, net of forfeiture	—	—	106,423	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	—	—	1,478	—	—	1,478
Repurchase of shares for exercise of stock options and tax withholding for restricted stock vesting	—	—	(2,881)	—	(88)	—	—	(88)
Net income	—	—	—	—	—	14,588	—	14,588
ASU 2016-01 Accounting adjustment to opening retained earnings	—	—	—	—	—	(68)	68	—
ASU 2014-09 Accounting adjustment to opening retained earnings	—	—	—	—	—	(117)	—	(117)
Other comprehensive income	—	—	—	—	—	—	952	952
Balance at June 30, 2019	272,636	$3	8,320,816	$82	$214,880	$65,818	$547	$281,330

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	272,636	$3	8,196,310	$81	$211,145	$25,861	$(206)	$236,884
Restricted stock, net of forfeiture	—	—	8,987	—	440	—	—	440
Issuance of common stock, net (1)	—	—	—	—	(33)	—	—	(33)
Repurchase of shares for exercise of stock options and tax withholding for restricted stock vesting	—	—	(63)	—	(72)	—	—	(72)
Employee and non-employee stock-based compensation	—	—	—	—	619	—	—	619
Net Income	—	—	—	—	—	12,156	—	12,156
Other comprehensive loss	—	—	—	—	—	—	(411)	(411)
Balance at June 30, 2018	272,636	$3	8,205,234	$81	$212,100	$38,017	$(617)	$249,584

(1)	Represents costs incurred in connection with the Company’s initial public offering completed in November 2017.

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands, except share data)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$14,588	$12,156
Adjustments to reconcile net income to net cash:
Net depreciation amortization and accretion	928	850
Provision for loan losses	(81)	2,747
Net change in deferred loan fees	1,670	940
Gain on sale of loans held for sale	—	(50)
Stock-based compensation expense	1,278	619
Non-employee stock-based expense	200	220
Deferred income tax benefit	—	62
Loss on call of securities	—	37
Dividend earned on marketable equity securities	(25)	—
Unrealized gain/loss of equity securities	(70)	—
Net change in:
Accrued interest receivable	(2,288)	(28)
Accounts payable, accrued expenses and other liabilities	7,230	(3,567)
Debit card holder balances	8,030	(1,720)
Accrued interest payable	253	270
Accounts receivable, net	2,891	2,674
Receivable from prepaid card programs, net	(8,315)	1,990
Prepaid expenses and other assets	(2,809)	(1,964)
Net cash provided by operating activities	23,480	15,236

Cash flows from investing activities:
Loan originations, purchases and payments, net of recoveries	(468,173)	(197,505)
Proceeds from sale of loans held for sale	—	16,932
Redemptions of other investments	6,955	2,120
Purchases of other investments	(7,640)	(7,213)
Purchases of securities available for sale	(78,196)	(1,812)
Proceeds from sales and calls of securities available for sale	1,065	1,463
Proceeds from paydowns and maturities of securities available for sale	2,607	2,809
Proceeds from paydowns of securities held to maturity	395	427
Purchase of premises and equipment, net	(532)	(1,370)
Net cash used in investing activities	(543,519)	(184,149)

Cash flows from financing activities:
Proceeds from issuance of common stock, net *	—	(33)
Proceeds from FHLB advances	610,000	90,240
Repayments of FHLB advances	(605,000)	(69,438)
Redemption of common stock for tax withholdings for restricted stock vesting	(88)	(72)
Net increase in deposits	715,568	136,127
Net cash provided by financing activities	720,480	156,824

Increase in cash and cash equivalents	200,441	(12,089)
Cash and cash equivalents at the beginning of the period	232,950	263,231
Cash and cash equivalents at the end of the period	$433,391	$251,142

Supplemental information:
Cash paid for:
Interest	$14,050	$4,510
Income Taxes	$9,570	$7,389
Non-cash item:
Pending settlement of purchases of securities available for sale	$24,513	$—

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

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. The unaudited consolidated financial statements presented in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes to audited consolidated financial statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.

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

In January 2016, the FASB issued ASU 2016‑01, an amendment to Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825‑10). The objectives of the ASU are to: (1) require equity investments to be measured at fair value, with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet, (4) require the use of the exit price notion when measuring the fair value of financial instruments, and (5) clarify the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. In February 2018, the FASB issued ASU 2018‑03, Technical Corrections and Improvements to Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Liabilities, an amendment to ASU 2016‑01. The amendments clarify certain aspects of the guidance issued in ASU 2016‑01. The Company adopted these ASUs on January 1, 2019. The Company evaluated the impact of ASU 2016‑01 and 2018‑03 and recorded $68,000, net of tax, as an adjustment to opening retained earnings and accumulated other comprehensive income in accordance with the modified retrospective method allowed by the ASU.

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

In June 2016, the FASB issued ASU No. 2016‑13, Financial Instruments – Credit Losses (Topic 326), which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In July 2019, the FASB proposed a delay for the implementation of the ASU. As an EGC, the Company’s effective date under this proposal will be January 1, 2023. Management has established a committee to evaluate the impact of ASU 2016‑13 on the Company’s financial statements. Management has also engaged a third party vendor for a software solution to begin testing models and comparing results with current incurred loss estimates. Since the Bank has been using this vendor for credit analysis and stress testing solutions for over five years, sufficient loan level information should be readily available to test the Historical Loss and Migration Analysis models, among other potential modeling solutions. The Company expects to recognize a one-time cumulative adjustment to the allowance for loan losses as of the beginning of the reporting period in which the ASU takes effect but cannot yet determine the magnitude of the impact on the consolidated financial statements.

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

NOTE 4 - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available for sale and securities held to maturity at June 30, 2019 and December 31, 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized losses (dollars in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At June 30, 2019	Cost	Gains	Losses	Fair Value
Debt securities available-for-sale
Residential mortgage-backed securities	$44,523	$181	$(98)	$44,606
Residential collateralized mortgage obligations	72,081	685	(41)	72,725
Commercial mortgage-backed securities	2,831	151	—	2,982
Commercial collateralized mortgage obligations	10,528	—	(86)	10,442
Total securities available-for-sale	$129,963	$1,017	$(225)	$130,755

Held-to-maturity securities:
Residential mortgage-backed securities	$4,161	$—	$(41)	$4,120
Total securities held-to-maturity	$4,161	$—	$(41)	$4,120

Marketable equity securities:
CRA Mutual Fund	$2,233	$—	$(40)	$2,193
Total non-trading equity investment securities	$2,233	$—	$(40)	$2,193

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2018	Cost	Gains	Losses	Fair Value
Debt securities available-for-sale
Residential mortgage-backed securities	$21,880	$3	$(486)	$21,397
Residential collateralized mortgage obligations	2,213	—	(97)	2,116
Commercial mortgage-backed securities	5,874	—	(25)	5,849
Commercial collateralized mortgage obligations	—	—	—	—
Municipal bond	1,074	3	—	1,077
Total securities available-for-sale	$31,041	$6	$(608)	$30,439

Held to Maturity Securities:
Residential mortgage-backed securities	4,546	—	(168)	4,378
Foreign government securities	25	—	—	25
Total securities held-to-maturity	$4,571	$—	$(168)	$4,403

Marketable equity securities:
CRA Mutual Fund	$2,208	—	(98)	2,110
Total non-trading equity investment securities	$2,208	$—	$(98)	$2,110

The process from sales or calls of securities and associated gains and losses are listed below (dollars in thousands):

	Three and six months ended June 30, 2019
	2019	2018
Proceeds	$1,065	$1,500
Gross losses	$—	$(37)
Tax impact	$—	$11

Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately. The amortized cost and fair value of debt securities at June 30, 2019 and December 31, 2018 are shown by contractual maturity below (dollars in thousands). There were no debt securities with a single contractual maturity at June 30, 2019.

	Held to Maturity		Available for Sale
At June 30, 2019	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities	$4,161	$4,120	44,523	44,606
Residential collateralized mortgage obligations	—	—	72,081	72,725
Commercial mortgage-backed securities	—	—	2,831	2,982
Commercial collateralized mortgage obligations	—	—	10,528	10,442
Total Securities	$4,161	$4,120	$129,963	$130,755

	Held to Maturity		Available for Sale
At December 31, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$25	$25	$257	$258
One to five years	—	—	—	—
Five to ten years	—	—	—	—
After ten years	—	—	817	819
Total	$25	$25	$1,074	$1,077

Residential mortgage-backed securities	$4,546	$4,378	$21,880	$21,397
Residential collateralized mortgage obligations	—	—	2,213	2,116
Commercial mortgage-backed securities	—	—	5,874	5,849
Commercial collateralized mortgage obligations	—	—	—	—
Total Securities	$4,571	$4,403	$31,041	$30,439

There were $122.7 million of available-for-sale securities pledged to secure certain customer deposit accounts at June 30, 2019. There were no securities pledged at December 31, 2018.

At June 30, 2019 and December 31, 2018, all of the mortgage-backed securities and collateralized mortgage obligations held by the Bank were issued by U.S. Government-sponsored entities and agencies.

Securities with unrealized/unrecognized losses at June 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized/unrecognized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 months or more			Total
		Unrealized/			Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated		Unrecognized	Estimated	Unrecognized
At June 30, 2019	Fair Value	Losses	Fair Value		Losses	Fair Value	Losses
Available-for-Sale Securities:
Residential mortgage-backed securities	$—	—	10,963		(98)	$10,963	$(98)
Residential collateralized mortgage obligations	—	—	1,926		(41)	1,926	(41)
Commercial mortgage-backed securities	—	—	—		—	—	—
Commercial collateralized mortgage obligations	10,442	(86)	—		—	10,442	(86)
Municipal bond	—	—	—		—	—	—
Total securities available-for-sale	$10,442	$(86)	$12,889		$(139)	$23,331	$(225)

Held to Maturity Securities:
Residential mortgage-backed securities	$—	$—	$4,120		$(41)	$4,120	$(41)
Total securities held-to-maturity	$—	$—	$4,120	$	$(41)	$4,120	$(41)

	Less than 12 Months		12 months or more			Total
		Unrealized/			Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated		Unrecognized	Estimated	Unrecognized
At December 31, 2018	Fair Value	Losses	Fair Value		Losses	Fair Value	Losses
Debt securities available-for-sale
Residential mortgage-backed securities	$10,374	$(73)	$7,774		$(413)	$18,148	$(486)
Residential collateralized mortgage obligations	—	—	2,116		(97)	2,116	(97)
Commercial mortgage-backed securities	—	—	5,849		(25)	5,849	(25)
Total securities available-for-sale	$10,374	$(73)	$15,739		$(535)	$26,113	$(608)

Held to Maturity Securities:
Residential mortgage-backed securities	$—	$—	$4,378		$(168)	$4,378	$(168)
Total securities held-to-maturity	$—	$—	$4,378	$	$(168)	$4,378	$(168)

The unrealized losses of securities are primarily due to the changes in market interest rates subsequent to purchase. The Bank does not consider these securities to be other-than-temporarily impaired at June 30, 2019 and December 31, 2018 since the decline in market value is attributable to changes in interest rates and not credit quality. In addition, the Bank does not intend to sell and does not believe that it is more likely than not that it will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no impairment loss was recognized during the three and six months ended June 30, 2019 and for the year ended December 31, 2018.

At June 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans, net of deferred costs and fees, consist of the following as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Real estate
Commercial	$1,359,997	$949,778
Construction	37,533	42,540
Multifamily	351,599	307,126
One-to-four family	75,771	79,423
Total real estate loans	1,824,900	1,378,867

Commercial and industrial	426,649	381,692
Consumer	87,827	106,790
Total loans	2,339,376	1,867,349
Deferred fees	(3,803)	(2,133)
Loans, net of deferred fees and unamortized costs	2,335,573	1,865,216
Allowance for loan losses	(22,715)	(18,942)
Balance at the end of the period	$2,312,858	$1,846,274

The following tables present the activity in the Allowance for Loan Losses (referred herein as “ALLL”) by segment for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Commercial	Commercial		Multi	One-to-four
Three months ended June 30, 2019	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$10,885	$6,177	$647	$2,111	$308	$706	$20,834
Provision/(credit) for loan losses	2,121	(23)	(146)	138	(55)	(85)	1,950
Loans charged-off	—	(12)	—	—	—	(57)	(69)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$13,006	$6,142	$501	$2,249	$253	$564	$22,715

	Commercial	Commercial		Multi	One-to-four
Three months ended June 30, 2018	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$7,800	$5,784	$503	$1,210	$383	$580	$16,260
Provision/(credit) for loan losses	339	269	163	347	(3)	155	1,270
Loans charged-off	—	—	—	—	—	(67)	(67)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$8,139	$6,053	$666	$1,557	$380	$668	$17,463

	Commercial	Commercial		Multi	One-to-four
Six months ended June 30, 2019	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$9,037	$6,257	$625	$2,047	$228	$748	$18,942
Provision/(credit) for loan losses	3,969	(4,099)	(124)	202	25	(54)	(81)
Loans charged-off	—	(286)	—	—	—	(130)	(416)
Recoveries	—	4,270	—	—	—	—	4,270
Total ending allowance balance	$13,006	$6,142	$501	$2,249	$253	$564	$22,715

	Commercial	Commercial		Multi	One-to-four
Six months ended June 30, 2018	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$7,136	$5,578	$519	$1,156	$138	$360	$14,887
Provision for loan losses	950	546	147	401	242	461	2,747
Loans charged-off	—	(71)	—	—	—	(153)	(224)
Recoveries	53	—	—	—	—	—	53
Total ending allowance balance	$8,139	$6,053	$666	$1,557	$380	$668	$17,463

Net charge-offs during the three months ended June 30, 2019 and 2018 were $69,000 and $67,000, respectively.

Net charge-offs (recoveries) were $(3.9) million and $171,000 during the six months ended June 30, 2019 and 2018. Included in the net recoveries during the six months ended June 30, 2019 were $4.2 million in recoveries related to previously charged-off taxi medallion loans.

The following tables present the balance in the ALLL and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Commercial	Commercial		Multi	One-to-four
At June 30, 2019	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$61	$38	$99
Collectively evaluated for impairment	13,006	6,142	501	2,249	192	526	22,616
Total ending allowance balance	$13,006	$6,142	$501	$2,249	$253	$564	$22,715
Loans:
Individually evaluated for impairment	$374	$—	$—	$—	$3,436	$76	$3,886
Collectively evaluated for impairment	1,359,623	426,649	37,533	351,599	72,335	87,751	2,335,490
Total ending loan balance	$1,359,997	$426,649	$37,533	$351,599	$75,771	$87,827	$2,339,376

	Commercial	Commercial		Multi	One-to-four
At December 31, 2018	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$44	$44
Collectively evaluated for impairment	9,037	6,257	625	2,047	228	704	18,898
Total ending allowance balance	$9,037	$6,257	$625	$2,047	$228	$748	$18,942
Loans:
Individually evaluated for impairment	$383	$—	$—	$—	$1,078	$89	$1,550
Collectively evaluated for impairment	949,395	381,692	42,540	307,126	78,345	106,701	1,865,799
Total ending loan balance	$949,778	$381,692	$42,540	$307,126	$79,423	$106,790	$1,867,349

The following tables present loans individually evaluated for impairment recognized as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Unpaid Principal		Allowance for Loan
At June 30, 2019	Balance	Recorded Investment	Losses Allocated
With an allowance recorded:
One-to-four family	$646	$517	$61
Consumer	76	76	38
Total	$722	$593	$99

Without an allowance recorded:
One-to-four family	$3,067	$2,919	$—
Commercial real estate	374	374	—
Total	$3,441	$3,293	$—

	Unpaid Principal		Allowance for Loan
At December 31, 2018	Balance	Recorded Investment	Losses Allocated
With an allowance recorded:
One-to-four family	$—	$—	$—
Consumer	105	89	44
Total	$105	$89	$44

Without an allowance recorded:
One-to-four family	$1,355	$1,078	$—
Commercial real estate	385	383	—
Total	$1,740	$1,461	$—

The recorded investment in loans excludes accrued interest receivable and loan origination fees.

The following tables present the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans as of and for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Average Recorded	Interest Income
Three months ended June 30, 2019	Investment	Recognized
With an allowance recorded:
One-to-four family	$521	$7
Consumer	91	2
Total	$612	$9

Without an allowance recorded:
One-to-four family	$1732	$79
Commercial real estate	377	4
Total	$2109	$83

	Average Recorded	Interest Income
Three months ended June 30, 2018	Investment	Recognized
With an allowance recorded:
One-to-four family	$—	$—
Consumer	138	—
Total	$138	$—

Without an allowance recorded:
One-to-four family	$1,104	$14
Commercial real estate	1,540	16
Total	$2,644	$30

	Average Recorded	Interest Income
Six months ended June 30, 2019	Investment	Recognized
With an allowance recorded:
One-to-four family	$347	$10
Consumer	90	4
Total	$437	$14

Without an allowance recorded:
One-to-four family	$3,891	$90
Commercial real estate	379	8
Total	$4,270	$98

	Average Recorded	Interest Income
Six months ended June 30, 2018	Investment	Recognized
With an allowance recorded:
One-to-four family	$185	$—
Consumer	144	2
Total	$329	$2

Without an allowance recorded:
One-to-four family	$1,373	$28
Commercial real estate	1,816	62
Total	$3,189	$90

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

The following tables present the recorded investment in non-accrual loans and loans past due over 90 days and still accruing, by class of loans, as of June 30, 2019 and December 31, 2018 (dollars in thousands):

At June 30, 2019	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial & industrial	$—	$799
Consumer	38	275
One-to-four family	2,377	—
Total	$2,415	$1,074

At December 31, 2018	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial & industrial	$—	$239
Consumer	50	—
Total	$50	$239

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

Non-accrual loans includes a one-to-four family loan that was 88 days past due at June 30, 2019

Interest on non-accrual loans not recognized was not material for the three months ended June 30, 2019 and June 30, 2018 respectively.

Interest income that would have been recorded for the six months ended June 30, 2019 and 2018, had non-accrual loans been current according to their original terms, were immaterial.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2019 and December 31, 2018 (dollars in thousands):

			Greater
	30-59	60-89	than 90	Total past	Current
At June 30, 2019	Days	Days	days	due	loans	Total
Commercial real estate	$—	$—	$—	$—	$1,359,997	$1,359,997
Commercial & industrial	1,336	73	799	2,208	424,441	426,649
Construction	—	—	—	—	37,533	37,533
Multifamily	—	—	—	—	351,599	351,599
One-to-four family	—	2,377	—	2,377	73,394	75,771
Consumer	288	—	313	601	87,226	87,827
Total	$1,624	$2,450	$1,112	$5,186	$2,334,190	$2,339,376

			Greater
	30-59	60-89	than 90	Total past	Current
At December 31, 2018	Days	Days	days	due	loans	Total
Commercial real estate	$—	$—	$—	$—	$949,778	$949,778
Commercial & industrial	1,670	95	239	2,004	379,688	381,692
Construction	—	—	—	—	42,540	42,540
Multifamily	—	—	—	—	307,126	307,126
One-to-four family	870	—	—	870	78,553	79,423
Consumer	119	43	50	212	106,578	106,790
Total	$2,659	$138	$289	$3,086	$1,864,263	$1,867,349

Troubled Debt Restructurings:

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired. Included in impaired loans at both June 30, 2019 and December 31, 2018 were $1.5 million of loans modified in TDRs. The Bank has allocated $80,000 in specific reserves to those customers with loans modified in TDRs as of June 30, 2019, compared to $19,000 allocated at December 31, 2018. There were no loans modified as a TDR during the three and six months ended June 30, 2019. There was one consumer loan in the amount of $39,000 that was modified as a TDR during the year ended December 31, 2018. The Bank has not committed to lend additional amounts as of June 30, 2019 to customers with outstanding loans that are classified as TDRs. During the six months ended June 30, 2019 and June 30, 2018 there were no payment defaults on any loans previously identified as TDRs. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

The following tables present the recorded investment in TDRs by class of loans as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Troubled debt restructurings:
Real Estate:
Commercial	$374	$383
One-to-four family	1,059	1,078
Consumer	37	39
Total troubled debt restructurings	$1,470	$1,500

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

Loans not meeting the criteria above are considered to be pass-rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (dollars in thousands):

		Special
At June 30, 2019	Pass	Mention	Substandard	Total
Commercial real estate	$1,359,623	$374	$—	$1,359,997
Commercial & industrial	425,850	—	799	426,649
Construction	37,533	—	—	37,533
Multifamily	351,599	—	—	351,599
Total	$2,174,605	$374	$799	$2,175,778

		Special
At December 31, 2018	Pass	Mention	Substandard	Total
Commercial real estate	$949,395	$383	$—	$949,778
Commercial & industrial	380,196	1,496	—	381,692
Construction	42,540	—	—	42,540
Multifamily	307,126	—	—	307,126
Total	$1,679,257	$1,879	$—	$1,681,136

NOTE 6 – EARNINGS PER SHARE

The computation of basic and diluted earnings per share is shown below (dollars in thousands, except share data):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Basic
Net income per consolidated statements of income	$6,057	$5,865	$14,588	$12,156
Less: Dividends paid to preferred shareholders	—	—	—	—
Less: Earnings allocated to participating securities	(107)	(49)	(243)	(102)
Net income available to common stockholders	$5,950	$5,816	$14,345	$12,054

Weighted average common shares outstanding including participating securities	8,320,036	8,198,257	8,310,071	8,195,542
Less: Weighted average participating securities	(146,549)	(68,770)	(138,711)	(68,770)
Weighted average common shares outstanding	8,173,487	8,129,487	8,171,360	8,126,772

Basic earnings per common share	$0.73	$0.72	$1.76	$1.48

Diluted
Net income allocated to common stockholders	$5,950	$5,816	$14,345	$12,054

Weighted average common shares outstanding for basic earnings per common share	8,173,487	8,129,487	8,171,360	8,126,772
Add: Dilutive effects of assumed exercise of stock options	126,491	160,561	121,022	156,834
Add: Dilutive effects of assumed vesting of performance based restricted stock	36,086	—	28,484	—
Average shares and dilutive potential common shares	8,336,064	8,290,048	8,320,866	8,283,606

Dilutive earnings per common share	$0.71	$0.70	$1.72	$1.46

All stock options were considered in computing diluted earnings per common share for the three and six months ended June 30, 2019 and 2018.

NOTE 7 - STOCK COMPENSATION PLAN

Equity Incentive Plan

On May 28, 2019, the Company's 2019 Equity Incentive Plan (the “2019 EIP”) was approved by stockholders of the Company. Under the 2019 EIP, the maximum number of shares of stock that may be delivered to participants in the form of restricted stock, restricted stock units and stock options, including incentive stock options (“ISO”) and non-qualified stock options is 340,000, plus any awards that are forfeited under the 2009 Equity Incentive Plan (the “2009 Plan”) after the effective date of the 2019 EIP, which was May 28, 2019.  Under the 2009 Plan, there are 468,382 shares that are subject to outstanding and/or unexercised awards that have been granted and, if forfeited after May 28, 2019, such shares will be available to be granted under the 2019 EIP.  The 2009 Plan expired on May 18, 2019 and, accordingly, the 628,719 shares that were unauthorized and unissued under the 2009 Plan have expired and may not be granted (and such shares of stock did not roll over to the 2019 EIP).

Under the terms of the 2019 EIP, a stock option agreement cannot have an exercise price that is less than 100% of the fair market value of the shares covered by the stock option on the date of grant. In the case of an ISO granted to a 10% stockholder, the exercise price shall not be less than 110% of the fair market value of the shares covered by the stock option on the date of grant.  In no event shall the exercise period exceed ten years from the date of grant of the option, except, in the case of an ISO granted to a 10% stockholder, the exercise period shall not exceed five years from the date of grant. The 2019 EIP uses a double trigger change in control feature, providing for an acceleration of vesting upon an involuntary termination of employment simultaneous with or following a change in control.

The fair value of each stock option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities based on historical volatilities of the Company’s common stock are not significant. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

A summary of the status of the Company’s stock options and the changes during the six months ended June 30, 2019 is presented below:

	Six Months Ended June 30, 2019
	Number of	Weighted Average
	Options	Exercise Price

Outstanding, beginning of period	231,000	$18.00
Granted	—	—
Exercised	—	—
Cancelled/forfeited	—	—
Outstanding, end of period	231,000	$18.00
Options vested and exercisable at end of period	231,000	$18.00

Weighted average remaining contractual life (years)		4.88

There was no unrecognized compensation cost related to stock options granted under the 2009 Plan at June 30, 2019 and December 31, 2018.

There was no compensation cost related to the 2009 stock option plan for the three and six months ended June 30, 2019 and 2018.

The following table summarizes information about stock options outstanding at June 30, 2019:

	Options Outstanding
Range of Average	Number Outstanding at	Weighted Average	Weighted Average
Exercise Prices	June 30, 2019	Remaining Contractual Life	Exercise Price
$10 – 20	231,000	4.88	$18.00
$21 – 30	—	—	$—
$10 – 30	231,000	4.88	$18.00

There were no stock options exercised during the six months ended June 30, 2019.

Restricted Stock Awards

The Company issued restricted stock awards to certain key personnel under the 2009 Plan. Each restricted stock award vests based on vesting schedule outlined in the award agreement. Restricted stock awards are subject to forfeiture if the holder is not employed by the Company on the vesting date.

As of June 30, 2019, there was $2.6 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.42 years.

Total compensation cost that has been charged against income for restricted stock awards for the three months ended June 30, 2019 and 2018 was $334,000 and $98,000 respectively. Total compensation cost that has been charged against income for restricted stock awards was $564,000 and $161,000 for the six months ended June 30, 2019 and June 30, 2018, respectively. In addition, 38,900 restricted shares were granted to the Board of Directors in lieu of retainer fees for three years of service. These shares vest one-third each year for three years beginning January 1, 2019. Total expense for these awards was $100,000 and $200,000 for the three and six months ended June 30, 2019, respectively.

As of June 30, 2019, there was $1.0 million of unrecognized expense related to Directors’ fees. The cost is expected to be recognized over a weighted-average period of 2.50 years.

The following table summarizes the changes in the Company’s non-vested restricted stock awards for the six months ended June 30, 2019:

	Six Months Ended June 30, 2019
		Weighted Average
	Number of Shares	Grant Date Fair Value

Outstanding, beginning of period	53,957	$21.46
Granted	106,423	35.36
Forfeited	—	—
Vested	(15,498)	24.19
Outstanding at end of period	144,882	$31.38

The total fair value of shares vested was $539,000 during the six months ended June 30, 2019.

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

There were no additional PRSUs awarded during the three and six months ended June 30, 2019. The following table summarizes the changes in the Company’s non-vested PRSU awards for the six months ended June 30, 2019 (dollars in thousands, except share information):

For the six months ended
June 30, 2019

Weighted average service inception date fair value of award shares	$4,064,295
Minimum aggregate share payout	12,000
Maximum aggregate share payout	90,000
Likely aggregate share payout	90,000
Compensation expense recognized	$715,006

Total compensation cost that has been charged against income for this plan was $358,000 and $715,000 for the three and six months ended June 30, 2019.

Total compensation cost that has been charged against income for this plan was $382,000 and $561,000 for the three and six months ended June 30, 2018.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at June 30, 2019 and December 31, 2018. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain impaired loans and goodwill. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Assets measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At June 30, 2019
Residential mortgage-backed securities	$44,606	$—	$44,606	$—
Residential collateralized mortgage obligation	72,725	—	72,725	—
Commercial mortgage-backed securities	2,982	—	2,982	—
Commercial collateralized mortgage obligations	10,442	—	10,442	—
CRA Mutual Fund	2,193	2,193	—	—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2018
Residential mortgage-backed securities	$21,397	$—	$21,397	$—
Residential collateralized mortgage obligation	2,116	—	2,116	—
Commercial collateralized mortgage obligations	5,849	—	5,849	—
Municipal bond	1,077	—	1,077	—
CRA Mutual Fund	2,110	2,110	—	—

There were no transfers between Level 1 and Level 2 during the three months ended June 30, 2019 and 2018.

There were no material assets measured at fair value on a non-recurring basis at June 30, 2019 and December 31, 2018.

The Bank has engaged an independent pricing service provider to provide the fair values of its financial assets and liabilities measured at amortized cost. This provider follows FASB’s exit pricing guidelines, as required by

ASU 2016-01, when calculating the fair market value.

Carrying amount and estimated fair values of financial instruments at June 30, 2019 and December 31, 2018 were as follows (dollars in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At June 30, 2019	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Assets:
Cash and due from banks	$9,115	$9,115	$-	$-	$9,115
Overnight deposits	424,276	424,276	-	-	424,276
Securities available for sale	130,755		130,755	-	130,755
Securities held to maturity	4,161	-	4,120	-	4,120
Marketable equity securities	2,193	2,193			2,193
Loans, net	2,312,858	-	-	2,288,924	2,288,924
Other investments	-	-	-	-	-
FRB Stock	7,280	N/A	N/A	N/A	N/A
FHLB Stock	10,192	N/A	N/A	N/A	N/A
SBA Loan Fund	5,000	N/A	N/A	N/A	N/A
Disability Fund	500	-	500	-	500
Accrued interest receivable	7,795	-	313	7,482	7,795

Financial liabilities:
Non-interest-bearing demand deposits	$1,103,278	$1,103,278	$-	$-	$1,103,278
Money market and savings deposits	1,155,263	1,155,263			1,155,263
Time deposits	117,581	-	118,024	-	118,024
Federal Home Loan Bank of New York advances	190,000	-	190,017	-	190,017
Trust preferred securities payable	20,620	-	-	20,015	20,015
Subordinated debt, net of issuance cost	24,573	-	25,500	-	25,500
Accrued interest payable	1,535	78	1,221	236	1,535

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2018	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Assets:
Cash and due from banks	$9,246	$9,246	$—	$—	$9,246
Overnight deposits	223,704	223,704	—	—	223,704
Debt securities available for sale	30,439	—	30,439	—	30,349
Securities held to maturity	4,571	—	4,403	—	4,403
Marketable equity securities	2,110	2,110	—	—	2,110
Loans, net	1,846,274	—	—	1,796,462	1,796,462
Other investments	—	—	—	—	—
FRB Stock	7,250	N/A	N/A	N/A	N/A
FHLB Stock	9,537	N/A	N/A	N/A	N/A
SBA Loan Fund	5,000	N/A	N/A	N/A	N/A
Disability Fund	500	—	500	—	500
Accrued interest receivable	5,507	—	127	5,380	5,507
Financial liabilities:
Non-interest-bearing demand deposits	$798,563	$798,563	$—	$—	$798,563
Money market and savings deposits	764,990	764,990	—	—	764,990
Time deposits	97,001	—	96,859	—	96,859
Federal Home Loan Bank of New York advances	185,000	—	184,999	—	184,999
Trust preferred securities payable	20,620	—	—	19,821	19,821
Subordinated debt, net of issuance cost	24,545	—	25,125	—	25,125
Accrued interest payable	1,282	13	1,044	225	1,282

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Loss, net of tax, for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Beginning balance	$(147)	$(528)	$(473)	$(206)
Cumulative effect of adopting new accounting standard ASU 2016-01, net of taxes	—	—	68	—
Balance net of cumulative effect of adopting ASU 2016-01	(147)	(528)	(405)	(206)

Total unrealized gains/loss on securities available for sale, net of taxes	694	(115)	952	(437)
Amount reclassified from accumulated other comprehensive income	—	26	—	26
Net current period other comprehensive income (loss)	694	(89)	952	(411)

Ending balance	$547	$(617)	$547	$(617)

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

The following off-balance-sheet financial instruments, whose contract amounts represent credit risk, are outstanding at June 30, 2019 and December 31, 2018 (dollars in thousands):

	At June 30, 2019		At December 31, 2018
		Variable		Variable
	Fixed Rate	Rate	Fixed Rate	Rate
Undrawn lines of credit	$13,794	$168,744	$7,737	$130,547
Letters of credit	37,201	—	34,351	—
Total	$50,995	$168,744	$42,088	$130,547

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within two years. At June 30, 2019, the Bank’s fixed rate loan commitments had interest rates ranging from 3.0% to 5.6% and the Bank’s variable rate loan commitments had interest rates ranging from 4.3% to 9.5%, with a maturity of one year or more. At December 31, 2018, the Bank’s fixed rate loan commitments had interest rates ranging from 3.0% to 5.6% and the Bank’s variable rate loan commitments had interest rates ranging from 4.5% to 9.5%, with a maturity of one year or more. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Bank or other financial institutions and securities.

The Bank’s stand-by letters of credit amounted to $37.2 million and $34.4 million as of June 30, 2019 and December 31, 2018, respectively. The Bank’s stand-by letters of credit are collateralized by interest-bearing accounts of $31.5 million and $23.0 million as of June 30, 2019 and December 31, 2018. The stand-by letters of credit mature within one year.

NOTE 11 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, as of January 1, 2019. All of the Company’s revenue from contracts with customers that are in the scope of the accounting guidance are recognized in non-interest income. The following table presents the Company’s sources of non-interest income, within the scope of the ASU, for the three and six months ended June 30, 2019 and June 30, 2018 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018 (1)	2019	2018 (1)
Service charges on deposit accounts	$908	$821	$1,727	$2,731
Prepaid third-party debit card income	1,422	1,519	2,679	2,427
Other service charges and fees	313	346	591	2,840
Total	$2,643	$2,686	$4,997	$7,998

(1)	The Company elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation.

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

Other service charges: The primary component of other service charges relates to foreign exchange (“FX”) conversion fees. The Bank ‘outsources’ FX conversion for foreign currency transactions to 3 correspondent banks. The Bank earns a portion of FX conversion fee that the customer charges to process an FX transaction. Revenue is recognized at the end of the month, once the customer has remitted the transaction information to the Bank.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Background

The Company is a bank holding company headquartered in New York, New York and registered under the Bank Holding Company Act of 1956 (“BHCA”). Through its wholly owned bank subsidiary, Metropolitan Commercial Bank, a New York state chartered bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals in the New York metropolitan area. The Bank’s primary lending products are commercial mortgages and commercial and industrial loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. The Bank’s primary deposit products are checking, savings, and term deposit accounts, and its deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the maximum amounts allowed by law.

Recent Events

In April 2019, the Company executed a lease agreement to expand the space occupied at its headquarters at 99 Park Ave., New York, New York. The Company expects to take possession of the new space during the third quarter of 2019 and commence renovations, which will continue through the fourth quarter of 2019. When the renovations are completed, the Company will vacate its existing space and move into the new office. The Company expects that once it takes possession of the new space, rent expense will increase by approximately $600,000 for each of the remaining quarters of 2019, representing the rent expense on the new space. When the renovations are complete and the Company vacates its existing space, likely to be in the first quarter of 2020, the Company will cease rent payments on the former space resulting in a reduction of rent expense of approximately $195,000 per quarter.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements, included in its 2018 Annual Report on Form 10-K, contains a summary of the Company’s significant accounting policies. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for Loan Losses

The ALLL has been determined in accordance with U.S. generally accepted accounting principles, under which the Bank is required to maintain an adequate ALLL at June 30, 2019. The Bank is responsible for the timely and periodic determination of the amount of the allowance required. Management believes that the ALLL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in the Bank’s portfolio for which certain losses are probable but not specifically identifiable.

Although management evaluates available information to determine the adequacy of the ALLL, the level of allowance is an estimate which is subject to significant judgment and short term change. Because of uncertainties associated with local economic conditions, collateral values and future cash flows on the loan portfolio, it is reasonably possible that a material change could occur in the ALLL in the near term due to economic, operating, regulatory and other conditions beyond the Company’s control. The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, the Company may ultimately incur losses that vary from management’s current estimates. Adjustments to the ALLL will be reported in the period such adjustments become known or can be reasonably estimated. All loan losses are charged to the ALLL when the loss actually occurs or when the collectability of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery.

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

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

The Company had total assets of $2.96 billion at June 30, 2019, compared with $2.18 billion at December 31, 2018. Loans, net of deferred fees and unamortized costs, increased to $2.34 billion at June 30, 2019 as compared to $1.87 billion at December 31, 2018. Commercial real estate loans increased $410.2 million to $1.36 billion at June 30, 2019, as compared to $949.8 million at December 31, 2018. Commercial and industrial loans increased $45.0 million to $426.6 million at June 30, 2019, as compared to $381.7 million at December 31, 2018. For the three and six months ended June 30, 2019, the Bank’s loan production was $299.7 million and $571.9 million, respectively, as compared to $153.8 million and $390.6 million for the three and six months ended June 30, 2018, respectively.

Total cash and cash equivalents increased $200.4 million, or 86.0%, to $433.4 million at June 30, 2019, as compared to $233.0 million at December 31, 2018. Total securities, primarily those classified as available-for-sale increased by $100.0 million, or 269.4%, to $137.1 million at June 30, 2019, as compared to $37.1 million at December 31, 2018. The increases in cash and cash equivalents and securities were primarily due to the strong growth in deposits of $715.6 million, partially offset by growth in loans of $470.4 million at June 30, 2019, as compared to December 31, 2018. There were $122.7 million of available-for-sale securities pledged to secure certain customer deposit accounts at June 30, 2019. There were no securities pledged at December 31, 2018.

Total deposits increased $715.6 million, or 43.1%, to $2.38 billion at June 30, 2019, as compared to $1.66 billion at December 31, 2018.  This was due to increases of $410.9 million in interest-bearing deposits and $304.7 million in non-interest-bearing demand deposits. The increase in deposits was due to the continued development of several new deposit verticals as well as other deposit growth initiatives intended to fund loan growth.

Total borrowings increased by $5.0 million to $235.2 million at June 30, 2019, as compared to $230.2 million at December 31, 2018. This was due to an increase of $5.0 million in Federal Home Loan Bank advances, which were used to support the Bank’s loan growth.

Total stockholders’ equity was $281.3 million at June 30, 2019, as compared to $264.5 million at December 31, 2018. The increase of $16.8 million was primarily due to net income of $14.6 million for the six months ended June 30, 2019.

Metropolitan Commercial Bank meets all the requirements to be considered “Well-Capitalized” under applicable regulatory guidelines.  At June 30, 2019, total Commercial Real Estate Loans (“CRE”) were 372.5% of risk-based capital, as compared to 312.4% at December 31, 2018.

Investment Securities

The following tables summarize the amortized cost and fair value of securities available for sale and securities held to maturity at June 30, 2019 and December 31, 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized losses (dollars in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At June 30, 2019	Cost	Gains	Losses	Fair Value
Debt securities available-for-sale
Residential mortgage-backed securities	$44,523	$181	$(98)	$44,606
Residential collateralized mortgage obligations	72,081	685	(41)	72,725
Commercial mortgage-backed securities	2,831	151	—	2,982
Commercial collateralized mortgage obligations	10,528	—	(86)	10,442
Total securities available-for-sale	$129,963	$1,017	$(225)	$130,755

Held-to-maturity securities:
Residential mortgage-backed securities	$4,161	$—	$(41)	$4,120
Total securities held-to-maturity	$4,161	$—	$(41)	$4,120

Marketable equity securities:
CRA Mutual Fund	$2,233	$—	$(40)	$2,193
Total non-trading equity investment securities	$2,233	$—	$(40)	$2,193

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2018	Cost	Gains	Losses	Fair Value
Debt securities available-for-sale
Residential mortgage-backed securities	$21,880	$3	$(486)	$21,397
Residential collateralized mortgage obligations	2,213	—	(97)	2,116
Commercial mortgage-backed securities	5,874	—	(25)	5,849
Commercial collateralized mortgage obligations	—	—	—	—
Municipal bond	1,074	3	—	1,077
Total securities available-for-sale	$31,041	$6	$(608)	$30,439

Held to Maturity Securities:
Residential mortgage-backed securities	4,546	—	(168)	4,378
Foreign government securities	25	—	—	25
Total securities held-to-maturity	$4,571	$—	$(168)	$4,403

Marketable equity securities:
CRA Mutual Fund	$2,208	—	(98)	2,110
Total non-trading equity investment securities	$2,208	$—	$(98)	$2,110

There were $122.7 million of available-for-sale securities pledged to secure certain customer deposit accounts at June 30, 2019. There were no securities pledged at December 31, 2018.

Loans

At June 30, 2019, gross loans were $2.34 billion, or 79.1% of total assets, compared to $1.87 billion, or 85.8% of total assets, at December 31, 2018. The following table sets forth the composition of the Bank’s loan portfolio, by type of loan at the dates indicated (dollars in thousands):

	At June 30,		At December 31,
	2019		2018
	Loan Balance	% of total loans	Loan Balance	% of total loans
Real Estate:
Commercial	$1,359,997	58.14%	$949,778	50.85%
Construction	37,533	1.60	42,540	2.28
Multifamily	351,599	15.03	307,126	16.45
One-to-four family	75,771	3.24	79,423	4.25
Commercial and industrial	426,649	18.24	381,692	20.44
Consumer	87,827	3.75	106,790	5.72
Total loans	$2,339,376	100.00%	$1,867,349	100.00%

Total loans increased $470.4 million, or 25.2%, to $2.34 billion at June 30, 2019, as compared to $1.87 billion at December 31, 2018.  For the three and six months ended June 30, 2019, the Bank’s organic loan production was $299.7 million and $571.9 million, respectively, as compared to $153.8 million and $390.6 million for the three and six months ended June 30, 2018, respectively. The increase in the Bank’s loan production was primarily due to the Company’s growth strategy as well as strong opportunities for the Bank’s products in the New York metropolitan market area. Loans originated in 2019 had a weighted average rate of 5.24%.

Asset Quality

Non-Performing Assets

Non-performing assets consist of non-accrual loans, non-accrual TDRs, loans past due 90 days or more and still accruing, and other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure. At June 30, 2019 and December 31, 2018, the Bank had no non-performing TDRs and no foreclosed real estate. The past due status on all loans is based on the contractual terms of the loan. It is generally the Bank’s policy that a loan 90 days past due be placed in non-accrual status unless factors exist that would eliminate the need to place a loan in this status. A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. At the time loans are placed in non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed. All payments received on non-accrual loans are applied to principal. Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Bank expects to receive all of its original principal and interest. In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept in non-accrual status until the entire principal balance has been recovered.

The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2019	December 31, 2018
Non-performing loans and assets:
Non-accrual loans:
Real Estate:
Commercial	$—	$—
One-to-four family	2,377	—
Commercial and industrial	—	—
Consumer	38	50
Total non-accrual loans	$2,415	$50
Accruing loans 90 days or more past due	1,074	239
Total non-performing loans and assets	$3,489	$289

Troubled debt restructurings:
Real Estate:
Commercial	$374	$383
Multifamily	—	—
One-to-four family	1,059	1,078
Commercial and industrial	—	—
Consumer	37	39
Total troubled debt restructurings	$1,470	$1,500

Ratios:
Total non-performing loans to total loans	0.15%	0.02%
Total non-performing loans to total assets	0.12%	0.01%
Total non-performing assets to total assets	0.12%	0.01%

Non-performing loans include non-accrual loans and loans past due over 90 days and still accruing. Non-performing loans exclude TDRs that are accruing and have been performing in accordance with the terms of their restructure agreement for at least six months.

Interest income that would have been recorded for the quarters ended June 30, 2019 and 2018, had non-accrual loans been current according to their original terms, was immaterial.

Interest income that would have been recorded for the six months ended June 30, 2019 and 2018, had non-accrual loans been current according to their original terms, were immaterial.

Interest income that would have been recorded for the three and six months ended June 30, 2019 and 2018, had TDRs been current according to their original terms, was immaterial.

Non-Performing Loans

Non-performing loans totaled $3.5 million at June 30, 2019 as compared to $289,000 at December 31, 2018. The increase in non-performing loans at June 30, 2019 was primarily due to a one-to-four family mortgage and one commercial loan. The commercial loan continues to make principal and interest payments, but its maturity date has passed. The commercial loan was designated as a loan past due 90 days and still accruing during the six months ended June 30, 2019. In addition, non-performing loans includes a one-to-four family loan amounting to $2.4 million. This loan was 88 days past due at June 30, 2019. Non-performing assets, as a percentage of total assets, was 0.12% at June 30, 2019, compared with 0.01% of total assets at December 31, 2018.

Troubled Debt Restructurings

The Bank works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Bank has modified the terms of select loans to maximize their collectability. The modified loans are considered TDRs under current accounting guidance. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. The Company had no non-accrual TDRs at June 30, 2019 or December 31, 2018. As of June 30, 2019 and December 31, 2018, the Bank had $1.5 million of accruing TDRs. These loans were performing in accordance with their restructured terms.

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

The ALLL was $22.7 million at June 30, 2019, as compared to $18.9 million at December 31, 2018. This increase reflects the strong growth of the Bank’s loan portfolio in 2019. The ratio of ALLL to total loans was 0.97% at June 30, 2019, as compared to 1.02% at December 31, 2018. Net charge-offs for the three month periods ended June 30, 2019 and 2018 were $69,000 and $67,000 respectively. Net charge-offs (recoveries) for the six month periods ended June 30, 2019 and 2018 were $(3.9) million and $171,000 respectively.

Summary of Loan Loss Experience

The following tables present a summary by loan portfolio segment of the ALLL, loan loss experience, and provision for loan losses for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$20,834	$16,260	$18,942	$14,887
Charge-offs:
Commercial and industrial	(12)	—	(286)	(71)
Consumer	(57)	(67)	(130)	(153)
Total charge-offs	(69)	(67)	(416)	(224)
Recoveries:
Real Estate:
Commercial	—	—	—	53
Commercial and industrial	—	—	4,270	—
Total recoveries	—	—	4,270	53

Net recoveries (charge-offs)	(69)	(67)	3,854	(171)
Provision (credit) for loan losses	1,950	1,270	(81)	2,747
Balance at end of period	$22,715	$17,463	22,715	17,463

Deposits

The table below summarizes the Bank’s deposit composition by segment for the periods indicated (dollars in thousands):

	At June 30, 2019	At December 31, 2018	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$1,103,278	$798,563	$304,715	38.2%
Money market and savings accounts	1,155,263	764,990	390,273	51.0
Time deposits	117,581	97,001	20,580	21.2
Total	$2,376,122	$1,660,554	$715,568	43.1

Total deposits increased $715.6 million, or 43.1%, to $2.38 billion at June 30, 2019, as compared to $1.66 billion at December 31, 2018. This was due to increases of $410.9 million in interest-bearing deposits and $304.7 million in non-interest-bearing demand deposits. The increase in deposits was due to the continued development of several new deposit verticals as well as other deposit growth initiatives intended to fund loan growth.

The Company’s deposit strategy is to fund the Bank with stable deposits, primarily non-interest-bearing demand deposits as well as interest-bearing money market and transaction accounts. A checking account is the driver of a banking relationship and consumers consider the bank where they have their checking account as their primary bank. These customers will typically turn to their primary bank first when in need of other financial services. Strategies that have been developed and implemented to generate these deposits include: (i) acquiring deposits by deepening existing relationships and entering new markets through de novo branching or branch acquisitions, (ii) training branch employees to identify and meet client financial needs with Bank products and services, (iii) linking business loans to the customer’s primary checking account at the Bank, (v) continuing to develop the debit card issuing business that generates non-interest bearing deposits, and (vi) constantly monitoring the Bank’s pricing strategies to ensure competitive products and services.

The Bank has also developed money market products and interest-bearing demand accounts that are tiered to provide large depositors with an indexed rate that is based on the expected duration and minimum deposit balances. These accounts are designed for clients who are in possession of or have discretion over large deposits such as property management companies, title companies and bankruptcy trustees. While these deposits may increase the average cost of deposits in the future, their repricing characteristics complement the repricing characteristics of our variable-rate loans and is a component of our management of net interest margin. Some of these accounts require the use of software provided by a third-party to allow clients to manage their accounts. The software fees related to these accounts are included in non-interest expense and amounted to $2.4 million and $3.6 million for the three and six months ended June 30, 2019, respectively.

Borrowings

At June 30, 2019, Federal Home Loan Bank (“FHLB”) advances amounted to $190.0 million as compared to $185.0 million at December 31, 2018.

At June 30, 2019, the Bank had the ability to borrow an additional $190.4 million from the FHLB. The Bank also had an available line of credit with the Federal Reserve Bank of New York (“FRBNY”) discount window of $116.1 million. At December 31, 2018, the Bank had the ability to borrow a total of $249.7 million from the FHLB. At December 31, 2018, the Bank also had an available line of credit with the FRBNY discount window of $127.3 million. The Bank had no borrowings outstanding from the FRBNY at June 30, 2019 and December 31, 2018.

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

Stockholders’ Equity

Total stockholders’ equity was $281.3 million at June 30, 2019, as compared to $264.5 million at December 31, 2018. The increase of $16.8 million was primarily due to net income of $14.6 million for the six months ended June 30, 2019.

Results of Operations

Net income increased $192,000 to $6.1 million for the second quarter of 2019, as compared to $5.9 million for the same period in 2018. This increase was due primarily to a $5.5 million increase in net interest income, partially offset by a $4.4 million increase in non-interest expense and a $680,000 increase in provision for loan losses.

Net income increased $2.4 million to $14.6 million for six months ended June 30, 2019, as compared to $12.2 million for the same period in 2018. This increase was due primarily to a $9.6 million increase in net interest income and a $2.8 million decrease in the provision for loan losses, partially offset by a $2.9 million decrease in non-interest income and a $5.9 million increase in non-interest expense.

Net Interest Income

Net interest income is the difference between interest earned on assets and interest incurred on liabilities. The following tables present an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2019 and June 30, 2018. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. Yields and costs were derived by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Average balances were derived from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	Three months ended June 30,
	2019				2018
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/Rate (4)		Average Outstanding Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Loans (1)	$2,226,557	$28,019	5.05%		$1,532,073	$17,996	4.71%
Available-for-sale securities	54,389	342	2.49%		27,942	146	2.07%
Held-to-maturity securities	4,287	22	2.01%		5,096	27	2.09%
Equity investments - non-trading	3,223	16	1.96%		2,175	12	2.13%
Overnight deposits	330,962	2,060	2.50%		340,300	1,534	1.81%
Other interest-earning assets	31,371	369	4.72%		35,932	283	3.16%
Total interest-earning assets	2,650,789	30,828	4.66%		1,943,518	19,998	4.13%
Non-interest-earning assets	38,093				20,134
Allowance for loan and lease losses	(21,466)				(16,742)
Total assets	$2,667,416				$1,946,910

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market, savings and other interest-bearing accounts	$1,071,388	$5,235	1.96%		$549,950	$1,428	1.04%
Certificates of deposit	112,538	701	2.50%		84,636	371	1.76%
Total interest-bearing deposits	1,183,926	5,936	2.01%		634,586	1,799	1.14%
Borrowed funds	242,493	1,955	3.19%		80,772	804	3.99%
Total interest-bearing liabilities	1,426,419	7,891	2.22%		715,358	2,603	1.46%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	937,222				948,021
Other non-interest-bearing liabilities	25,750				37,422
Total liabilities	2,389,391				1,700,801

Stockholders' Equity	278,025				246,109
Total liabilities and equity	$2,667,416				$1,946,910

Net interest income		$22,937				$17,395
Net interest rate spread (2)			2.44%				2.67%
Net interest-earning assets	$1,224,370				$1,228,160
Net interest margin (3)			3.47%				3.59%
Ratio of interest earning assets to interest bearing liabilities			1.86	x			2.72	x

(1)	Amount includes deferred loan fees and non-performing loans.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.
(4)	Annualized.

	Six months ended June 30,
	2019				2018
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/Rate (4)		Average Outstanding Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Loans (1)	$2,100,546	$53,069	5.09%		$1,504,695	$35,208	4.72%
Available-for-sale securities	42,521	546	2.55%		28,801	301	2.08%
Held-to-maturity securities	4,382	45	2.04%		5,207	54	2.10%
Equity investments - non-trading	3,216	39	2.41%		2,169	23	2.13%
Overnight deposits	280,216	3,449	2.48%		304,686	2,577	1.71%
Other interest-earning assets	27,866	670	4.85%		35,838	528	2.97%
Total interest-earning assets	2,458,747	57,818	4.74%		1,881,396	38,691	4.15%
Non-interest-earning assets	40,739				34,055
Allowance for loan and lease losses	(20,489)				(16,057)
Total assets	$2,478,997				$1,899,394

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market, savings and other interest-bearing accounts	$980,365	$9,271	1.91%		$532,301	$2,619	0.99%
Certificates of deposit	108,934	1,311	2.43%		78,761	619	1.58%
Total interest-bearing deposits	1,089,299	10,582	1.96%		611,062	3,238	1.07%
Borrowed funds	226,918	3,721	3.26%		82,535	1,542	3.77%
Total interest-bearing liabilities	1,316,217	14,303	2.19%		693,597	4,780	1.39%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	864,470				919,990
Other non-interest-bearing liabilities	24,598				42,608
Total liabilities	2,205,285				1,656,195

Stockholders' Equity	273,712				243,199
Total liabilities and equity	$2,478,997				$1,899,394

Net interest income		$43,515				$33,911
Net interest rate spread (2)			2.55%				2.75%
Net interest-earning assets	$1,142,530				$1,187,799
Net interest margin (3)			3.57%				3.63%
Ratio of interest earning assets to interest bearing liabilities			1.87	x			2.71	x

(1)	Amount includes deferred loan fees and non-performing loans.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.
(4)	Annualized.

For the quarter ended June 30, 2019, net interest income was $22.9 million, an increase of $5.5 million or 31.6%, as compared to $17.4 million for the second quarter of 2018. Net interest margin decreased 12 basis points to 3.47% for the second quarter of 2019 from 3.59% for the second quarter of 2018. Total average interest-earning assets increased $707.3 million for the second quarter of 2019 as compared to the second quarter of 2018, due primarily to a $694.5 million increase in the average balance of loans. The total yield on average interest-earning assets increased 53 basis points to 4.66% in the second quarter of 2019 as compared to 4.13% in the same period in 2018. The cost of interest-bearing liabilities increased 76 basis points to 2.22% for the second quarter of 2019, as compared to 1.46% for the second quarter of 2018. As the yield curve flattened and inverted over the last year, the cost of deposits and short-term borrowings increased more than the yield on average interest earning assets, resulting in a lower net interest margin for the second quarter of 2019, as compared to the second quarter of 2018. In addition, non-interest-bearing deposits accounted for 44% of total average deposits in the second quarter of 2019 as compared to 60% in the second quarter of 2018.

For the six months ended June 30, 2019, net interest income was $43.5 million, an increase of $9.6 million or 28.3%, as compared to $33.9 million for the same period in 2018. Net interest margin decreased 6 basis point to 3.57% for the six months ended June 30, 2019 from 3.63% for the six months ended June 30, 2018. Total average interest-earning assets increased $577.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, due primarily to a $595.9 million increase in the balance of loans and a $13.9 million increase in the average balance of securities, which was partially offset by a decrease of $32.4 million in average balance of overnight funds and other interest-earning assets. The total yield on average interest-earning assets increased 59 basis points to 4.74% in the six months ended June 30, 2019 as compared to 4.15% in the same period in 2018. The cost of interest-bearing liabilities increased 80 basis points to 2.19% for the six months ended June 30, 2019, as compared to 1.39% for the same period in 2018. As the yield curve flattened and inverted over the last year, the cost of deposits and short-term borrowings increased more than the yield on average interest-earning assets, resulting in a lower net interest margin for the six months ended June 30, 2019, as compared to the same period in 2018. In addition, non-interest-bearing deposits accounted for 44% of total average deposits for the six months ended June 30, 2019 as compared to 60% for the six months ended June 30, 2018.

Interest Income

Interest income increased $10.8 million to $30.8 million for the second quarter of 2019, as compared to $20.0 million for the second quarter of 2018. This increase was due primarily to a $10.0 million increase in interest income on loans. The increase in interest income on loans was due to a $694.5 million increase in the average balance of loans to $2.23 billion and a 34 basis point increase in the average yield to 5.05% for the second quarter of 2019, as compared to 4.71% for the second quarter of 2018.

Interest income increased $19.1 million to $57.8 million for the six months ended June 30, 2019, as compared to $38.7 million for the six months ended June 30, 2018. This increase was due primarily to a $17.9 million increase in interest income on loans. The increase in interest income on loans was due to a $595.9 million increase in the average balance of loans to $2.10 billion and a 37 basis point increase in the average yield to 5.09% for the six months ended June 30, 2019.

The increase in the average balance of loans for the three and six months ended June 30, 2019 was primarily due to the Company’s growth strategy as well as strong opportunities for the Bank’s products in the New York metropolitan market area. Loans originated in 2019 had a weighted average rate of 5.24%.

Interest Expense

Interest expense was $7.9 million for the second quarter of 2019, as compared to $2.6 million for the second quarter of 2018, an increase of $5.3 million. This increase was due to a $4.1 million increase in interest on deposits and a $1.2 million increase in interest on borrowings. The increase in interest expense on deposits was due primarily to a $549.3 million increase in the average balance of interest-bearing deposits to $1.18 billion for the second quarter of 2019 and an 87 basis point increase in the average cost of deposits to 2.01%. Interest expense on borrowings increased primarily due to an increase in the average balance of borrowings of $161.7 million to $242.5 million for the second quarter of 2019, as compared to $80.8 million for the second quarter of 2018.

Interest expense was $14.3 million for the six months ended June 30, 2019, as compared to $4.8 million for the six months ended June 30, 2018, an increase of $9.5 million. This increase was due primarily to a $7.3 million increase in interest on deposits and a $2.2 million increase in interest on borrowings. The increase in interest expense on deposits was due primarily to a $478.2 million increase in the average balance of interest-bearing deposits to $1.09 billion for the six months ended June 30, 2019 and an 89 basis point increase in the average cost of deposits to 1.96%. Interest expense on borrowings increased primarily due to increase in the average balance of borrowings of $144.4 million to $226.9 million for the six months ended June 30, 2019, as compared to $82.5 million for the six months ended June 30, 2018.

The increase in the average balance of deposits for the three and six months ended June 30, 2019 was due to the continued development of several new deposit verticals as well as other deposit growth initiatives intended to fund loan growth.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2019 was $2.0 million, as compared to $1.3 million for the second quarter of 2018. The increase in provision for the second quarter of 2019 is due to the strong growth in the Bank’s loan portfolio. The provision for loan losses for the six months ended June 30, 2019 was a credit of $81,000, as compared to $2.7 million for six months ended June 30, 2018. The negative provision for loan losses for the six months ended June 30, 2019 consisted of a $4.2 million provision recorded as a result of the record loan growth during 2019, and recoveries of $4.3 million, of which $4.2 million related to the taxi medallion loans, which were previously charged-off

Non-Interest Income

Non-interest income was substantially unchanged at $2.7 million in the second quarter of 2019, as compared to $2.6 million in the second quarter of 2018.

Non-interest income decreased by $2.9 million to $5.1 million in the six months ended June 30, 2019, as compared to $8.0 million for the six months ended June 30, 2018, primarily due to decreases of $1.0 million in service charges on deposits and $2.2 million in other charges and fees, partially offset by an increase in debit card income of $252,000.  The decrease in service charges on deposits was primarily due to a decline of $1.1 million in wire fees related to transactions by digital currency customers. The decrease in other service charges and fees was due to a $2.1 million decrease in foreign currency conversion fees, which were at an elevated level during the first quarter of 2018 as customers, particularly those in the digital currency business, were transferring funds from their global corporate accounts back into their U.S. accounts with the Bank.

Non-Interest Expense

Non-interest expense increased $4.4 million to $14.7 million during the second quarter of 2019 as compared to $10.3 million for the second quarter of 2018.  Compensation and benefits increased $1.8 million to $7.9 million for the second quarter of 2019 as compared to $6.1 million for the second quarter of 2018.  This increase was due primarily to an increase of 24 full-time equivalent employees for the second quarter of 2019, as compared to the second quarter of 2018.  Technology costs increased $2.0 million for the second quarter of 2019 as compared to the second quarter of 2018. For the second quarter of 2019, technology costs included licensing fees related to software interfaces for specialty deposit products of $1.8 million as compared to $185,000 for the second quarter of 2018, an increase of $1.6 million. Specialty deposits are designed for clients who are in possession of or have discretion over large deposits such as property management companies, title companies and bankruptcy trustees.

Non-interest expense increased $5.9 million to $27.4 million for the six months ended June 30, 2019 as compared to $21.5 million for the six months ended June 30, 2018. Compensation and benefits increased $3.0 million to $15.4 million for the six months ended June 30, 2019 as compared to $12.4 million for the six months ended June 30, 2018. This increase was due primarily to an increase of 24 full-time equivalent employees for the first six months of 2019 as compared to the first six months of 2018. Technology costs increased $1.9 million to $4.0 million for the six months ended June 30, 2019 as compared to $2.1 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, technology costs included licensing fees related to software interfaces for specialty deposit products of $2.8 million as compared to $309,000 for the six months ended June 30, 2018, an increase of $2.5 million. This increase was partially offset by a decrease of $704,000 in transaction costs related to the decreased volume of wire transactions by digital currency customers in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

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

The following table presents a summary of the Bank’s commitments and contingent liabilities as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	At June 30, 2019		At December 31, 2018

	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Undrawn lines of credit	$13,794	$168,744	$7,737	$130,547
Letters of credit	37,201	—	34,351	—
	$50,995	$168,744	$42,088	$130,547

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

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At June 30, 2019 and December 31, 2018, cash and cash equivalents totaled $443.4 million and $233.0 million, respectively. Securities classified as available-for-sale and non-trading equity investments, which provide additional sources of liquidity, totaled $132.9 million at June 30, 2019 and $32.6 million at December 31, 2018. There were $122.7 million of available-for-sale securities pledged to secure certain customer deposit accounts at June 30, 2019. There were no securities pledged at December 31, 2018.

The Bank has no material commitments or demands that are likely to affect its liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, the Bank could access its borrowing capacity with the FHLB or obtain additional funds through brokered certificates of deposit.

At June 30, 2019, the Bank had $182.5 million in loan commitments in the form of unused lines of credit. It also had $37.2 million in standby letters of credit at June 30, 2019. At December 31, 2018, the Bank had $138.3 million in loan commitments outstanding and $34.4 million in standby letters of credit.

Time deposits due within one year of June 30, 2019 totaled $91.8 million, or 3.9% of total deposits. Total time deposits were $117.6 million or 4.9% of total deposits at June 30, 2019. Time deposits due within one year of December 31, 2018 totaled $66.0 million, or 4.0% of total deposits. Total time deposits were $97.0 million or 5.8% of total deposits at December 31, 2018.

The Bank’s primary investing activities are the origination, and to a lesser extent purchase, of loans and the purchase of securities. For the six months ended June 30, 2019, and 2018, the Bank’s organic loan production was $571.9 million and

$390.6 million, respectively. For the six months ended June 30, 2019 and 2018, the Bank purchased $102.7 million and $1.8 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. Total deposits increased $715.6 million, or 43.1%, to $2.38 billion at June 30, 2019, as compared to $1.66 billion at December 31, 2018.  This was due to increases of $410.9 million in interest-bearing demand deposits and $304.7 million in non-interest-bearing deposits. Total borrowings increased by $5.0 million to $235.2 million at June 30, 2019, as compared to $230.2 million at December 31, 2018. This was due to an increase of $5.0 million in FHLB advances, which were used to support the Bank’s loan growth.

Regulation

The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. At June 30, 2019 and December 31, 2018, the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Bank manages its capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Bank reviews capital levels on a monthly basis.

In addition, as a result of the Act, the Federal Reserve Board amended its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant nonbanking activities, (ii) do not conduct significant off-balance sheet activities, and (iii) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, are no longer subject to regulatory capital requirements. While the Company is no longer subject to regulatory capital requirements, they are included in the table below since the Company believes that total assets will exceed $3 billion in the third quarter of 2019.

	At June 30, 2019	At December 31, 2018	At December 31, 2017	Minimum Ratio to be “Well Capitalized”	Minimum Ratio Required for Capital Adequacy Purposes

The Company:
Tier 1 leverage ratio	11.0%	13.7%	13.7%	N/A	4.0%
Common equity tier 1	10.7%	13.2%	15.3%	N/A	4.5%
Tier 1 risk-based capital ratio	11.7%	14.6%	17.1%	N/A	8.0%
Total risk-based capital ratio	13.4%	16.9%	19.9%	N/A	6.0%

The Bank
Tier 1 leverage ratio	11.2%	14.7%	14.7%	5.0%	4.0%
Common equity tier 1	12.5%	15.6%	18.4%	6.5%	4.5%
Tier 1 risk-based capital ratio	12.5%	15.6%	18.4%	10.0%	8.0%
Total risk-based capital ratio	13.4%	16.7%	19.4%	8.0%	6.0%

Basel III revised the capital adequacy requirements and the Prompt Corrective Action Framework effective January 1, 2015 for the Bank. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level. The buffer was 1.875% at December 31, 2018 and was fully implemented at 2.5% on January 1, 2019.

As of January 1, 2019, the Basel Rules require the Bank to maintain a 2.5% “capital conservation buffer” on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets, or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”), banking regulatory agencies adopted a revised definition of “well capitalized” for financial institutions and holding companies with assets of less than $10 billion and that are not determined to be ineligible by their primary federal regulator due to their risk profile (a “Qualifying Community Bank”). The new definition expanded the ways that a Qualifying Community Bank may meet its capital requirements and be deemed “well capitalized.” The new rule establishes a “community bank leverage ratio” equal to the tangible equity capital divided by the average total consolidated assets. A Qualifying Community Bank that exceeds a to-be-determined threshold for this new leverage ratio, which regulators must set at between 8% and 10%, are considered to be well capitalized and to have met generally applicable leverage capital requirements, generally applicable risk-based capital requirements, and any other capital or leverage requirements to which such financial institution or holding company is subject. Regulators have proposed the community bank leverage ratio be set at 9%. This proposal is not final and the Basel III rules remain in effect as of June 30, 2019.

The Bank meets all the requirements to be considered “Well-Capitalized” under applicable regulatory guidelines.  At June 30, 2019, total Commercial Real Estate Loans were 372.5% of risk-based capital, compared to 312.4% at December 31, 2018.

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

Net Interest Income At-Risk. The Bank analyzes its sensitivity to changes in interest rates through a net interest income simulation model. It estimates what net interest income would be for a one-year period based on current interest rates, and then calculates what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning June 30, 2019 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

Although the net interest income table below provides an indication of interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results. The following table indicates the sensitivity of projected annualized net interest income to the interest rate movements described above at June 30, 2019 (dollars in thousands):

At June 30, 2019
Change in Interest Rates (basis points)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
400	$76,528	(13.30)%
300	79,451	(9.99)
200	82,370	(6.68)
100	85,506	(3.13)
—	88,270	—
(100)	91,763	3.96
(200)	98,002	11.03

The table above indicates that at June 30, 2019, in the event of a 200 basis points increase in interest rates, the Company would experience a 6.68% decrease in net interest income. In the event of a 100 basis points decrease in interest rates, it would experience a 3.96% increase in net interest income.

Economic Value of Equity Analysis

The Bank analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates.

The table below represents an analysis of interest rate risk as measured by the estimated changes in economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +300 and +400 basis points and -100 basis points) at June 30, 2019 (dollars in thousands):

		Estimated Increase (Decrease) in		EVE as a Percentage of Fair
		EVE		Value of Assets (3)
Change in					Increase
Interest Rates					(Decrease)
(basis points) (1)	Estimated EVE (2)	Dollars	Percent	EVE Ratio (4)	(basis points)
+400	$310,961	$(19,973)	(6.04)%	11.58	0.35
+300	316,472	(14,462)	(4.37)	11.54	0.31
+200	319,912	(11,022)	(3.33)	11.42	0.18
+100	325,511	(5,423)	(1.64)	11.35	0.11
—	330,934	—	—	11.23	—
(100)	307,935	(22,999)	(6.95)	10.29	(0.94)
(200)	284,509	(46,425)	(14.03)	9.33	(1.90)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from the Company’s liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

The table above indicates that at June 30, 2019, in the event of a 100 basis points decrease in interest rates, the Company would experience a 0.94% decrease in its economic value of equity. In the event of a 200 basis points increase in interest rates, it would experience an increase of 0.18% in economic value of equity.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and the Chief Financial Officer, who is the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019 pursuant to Rule 13a‑15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2019. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various pending and threatened legal actions relating to the conduct of its normal business activities. In the opinion of management, as of June 30, 2019, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to the Company’s financial condition, results of operations, and liquidity.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this quarterly report, the reader should carefully consider the factors discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10‑K filed with the SEC on March 13, 2019. The Company’s evaluation of the risk factors applicable to it has not changed materially from those disclosed in the Annual Report on Form 10‑K, except as noted below.

The performance of Bank's multifamily and mixed-use loans could be adversely impacted by regulation.

Multifamily and mixed-use loans generally involve a greater risk than one-to-four family residential loans because of legislation and government regulations involving rent control and rent stabilization, which are outside the control of the borrower or the Bank, and could impair the value of the security for the loan or the future cash flow of such properties. For example, on June 14, 2019, the State of New York enacted legislation increasing restrictions on rent increases in a rent-regulated apartment building, including, among other provisions, (i) repealing the “vacancy bonus” and “longevity bonus”, which allowed a property owner to raise rents as much as 20% each time a rental unit became vacant, (ii) eliminating high rent vacancy deregulation and high-income deregulation, which allowed a rental unit to be removed from rent stabilization once it crossed a statutory high-rent threshold and became vacant, or the tenant’s income exceeded the statutory amount in the preceding two years, and (iii) eliminating an exception that allowed a property owner who offered preferential rents to tenants to raise the rent to the full legal rent upon renewal.  The new legislation still permits a property owner to charge up to the full legal rent once the tenant vacates. As a result of this new legislation as well as previously existing laws and regulations, it is possible that rental income on certain rent-regulated properties might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, etc.). In addition, if the cash flow from a collateral property is reduced (e.g., if leases are not obtained or renewed), a borrower’s ability to repay a loan and the value of the security for the loan may be impaired. Therefore, impaired multifamily and mixed-use loans may be more difficult to identify before they become problematic than residential loans.  The Bank has $141.0 million of rent-regulated multi-family loans at June 30, 2019.  At the time of origination, these loans had a weighted-average loan-to-value of 45%, a weighted average debt coverage ratio of 1.87 and a weighted average debt yield of 13.3%.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Index of Exhibits that follows

EXHIBIT INDEX

3.1	Certificate of Incorporation of Metropolitan Bank Holding Corp, as amended (1)

3.2	Amended and Restated Bylaws of Metropolitan Bank Holding Corp. (2)

10.1	Metropolitan Bank Holding Corp. 2019 Equity Incentive Plan (3)

31.1	Certification of the Principal Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a‑14(a).

31.2	Certification of the Principal Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a‑14(a).

32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Principal Executive Officer of the Corporation and the Principal Financial Officer of the Corporation.

101	INS XBRL Instance

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation

101	DEF XBRL Taxonomy Extension Definition

101	LAB XBRL Taxonomy Extension Label

101	PRE XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S 1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333 220805).
(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S 1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333 220805).
(3)	Incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 17, 2019 (File No. 001-38282).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metropolitan Bank Holding Corp. and Subsidiary

Date: August 7, 2019	By:	/s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: August 7, 2019	By:	/s/ Anthony J. Fabiano

Anthony J. Fabiano

Executive Vice President and Chief Financial Officer