Form 10-Q
period 2019-09-30
Metropolitan Bank Holding Corp.
filed 2019-11-08
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

YES ☐     NO ☒

There were 8,319,852 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of November 04, 2019.

METROPOLITAN BANK HOLDING CORP.

Form 10‑Q

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10‑Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2019 and its Quarterly Report on Form 10-Q filed with the SEC on August 7, 2019. In addition, these factors include but are not limited to:

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

•	declines in real estate values in Bank’s market area may adversely affect its loan production;
•	legislative or regulatory changes may adversely affect the Bank’s business;
•	applicable technological changes may be more difficult or expensive than anticipated;
•	success or consummation of new business initiatives may be more difficult or expensive than anticipated;
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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2019	2018
Assets
Cash and due from banks	$11,270	$9,246
Overnight deposits	424,170	223,704
Total cash and cash equivalents	435,440	232,950
Investment securities available for sale, at fair value (substantially restricted)	250,674	30,439
Investment securities held to maturity (estimated fair value of $3,914 and $4,403 at September 30, 2019 and December 31, 2018 respectively)	3,938	4,571
Marketable equity investments, at fair value	2,223	2,110
Total securities	256,835	37,120
Other investments	20,921	22,287
Loans, net of deferred fees and unamortized costs	2,496,697	1,865,216
Allowance for loan losses	(24,444)	(18,942)
Net loans	2,472,253	1,846,274
Receivable from prepaid card programs, net	16,257	8,218
Accrued interest receivable	8,273	5,507
Premises and equipment, net	9,628	6,877
Prepaid expenses and other assets	9,859	8,158
Goodwill	9,733	9,733
Accounts receivable, net	3,972	5,520
Total assets	$3,243,171	$2,182,644
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$1,041,102	$798,563
Interest-bearing deposits	1,664,104	861,991
Total deposits	2,705,206	1,660,554
Federal Home Loan Bank of New York advances	144,000	185,000
Trust preferred securities	20,620	20,620
Subordinated debt, net of issuance cost	24,587	24,545
Accounts payable, accrued expenses and other liabilities	41,067	18,439
Accrued interest payable	958	1,282
Prepaid third-party debit cardholder balances	15,731	7,687
Total liabilities	2,952,169	1,918,127

Class B preferred stock, $0.01 par value, authorized 2,000,000 shares, 272,636 issued and outstanding at September 30, 2019 and December 31, 2018	3	3
Common stock, $0.01 par value, 25,000,000 shares authorized, 8,319,852 and 8,217,274 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	82	82
Additional paid in capital	215,677	213,490
Retained earnings	73,501	51,415
Accumulated other comprehensive gain (loss), net of tax effect	1,739	(473)
Total stockholders’ equity	291,002	264,517
Total liabilities and stockholders’ equity	$3,243,171	$2,182,644

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest and dividend income:
Loans, including fees	$31,208	$20,255	$84,277	$55,467
Securities:
Taxable	1,561	183	2,181	547
Tax-exempt	—	7	11	22
Money market funds	93	48	239	288
Overnight deposits	2,381	1,233	5,830	3,810
Other interest and dividends	253	181	776	468
Total interest income	$35,496	$21,907	$93,314	$60,602
Interest expense:
Deposits	$7,881	$2,565	$18,463	$5,802
Borrowed funds	943	355	3,369	697
Trust preferred securities interest expense	214	231	699	623
Subordinated debt interest expense	405	405	1,215	1,214
Total interest expense	$9,443	$3,556	$23,746	$8,336

Net interest income	26,053	18,351	69,568	52,266
Provision (credit) for loan losses	2,004	(453)	1,923	2,294
Net interest income after provision for loan losses	$24,049	$18,804	$67,645	$49,972

Non-interest income:
Service charges on deposit accounts	$852	$693	$2,579	$3,422
Prepaid third-party debit card income	1,482	1,080	4,161	3,506
Other service charges and fees	349	239	940	3,076
Unrealized gain on equity securities	17	—	87	—
Losses on call of securities	—	—	—	(37)
Total non-interest income	$2,700	$2,012	$7,767	$9,967

Non-interest expense:
Compensation and benefits	$7,875	$6,253	$23,286	$18,696
Bank premises and equipment	1,790	1,273	4,473	3,739
Professional fees	906	587	2,617	2,207
Technology costs	3,526	847	7,529	2,961
Other expenses	1,398	1,395	5,008	4,265
Total non-interest expense	$15,495	$10,355	$42,913	$31,868

Net income before income tax expense	11,254	10,461	32,499	28,071
Income tax expense	3,571	3,348	10,228	8,803
Net income	$7,683	$7,113	$22,271	$19,268

Earnings per common share:
Basic earnings	$0.92	$0.87	$2.69	$2.35
Diluted earnings	$0.90	$0.85	$2.63	$2.31

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net Income	$7,683	$7,113	$22,271	$19,268

Other comprehensive income (loss):
Unrealized holding gain (loss) arising during the period	1,740	(138)	3,134	(726)
Reclassification adjustments for net losses included in net income	—	—	—	37
Tax effect	(548)	52	(990)	192
Total unrealized gains (loss) on securities available for sale, net	1,192	(86)	2,144	(497)
Comprehensive income	$8,875	$7,027	$24,415	$18,771

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended September 30, 2019 and 2018

(in thousands, except share data)

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Balance at July 1, 2019	272,636	$3	8,320,816	$82	$214,880	$65,818	$547	$281,330
Restricted stock forfeited	—	—	(964)	—	(1)	—	—	(1)
Employee and non-employee stock-based compensation	—	—	—	—	798	—	—	798
Net income	—	—	—	—	—	7,683	—	7,683
Other comprehensive income	—	—	—	—	—	—	1,192	1,192
Balance at September 30, 2019	272,636	$3	8,319,852	$82	$215,677	$73,501	$1,739	$291,002

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Balance at July 1, 2018	272,636	$3	8,205,234	$81	$212,100	$38,016	$(617)	$249,583
Redemption of shares for exercise of stock options and tax withholding for restricted stock vesting	—	—	2,000	—	60	—	—	60
Employee and non-employee stock-based compensation	—	—	—	—	599	—	—	599
Net Income	—	—	—	—	—	7,113	—	7,113
Other comprehensive loss	—	—	—	—	—	—	(86)	(86)
Balance at September 30, 2018	272,636	$3	8,207,234	$81	$212,759	$45,129	$(703)	$257,269

See accompanying notes to unaudited consolidated financial statement

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the nine months ended September 30, 2019 and 2018

(in thousands, except share data)

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	272,636	$3	8,217,274	$82	$213,490	$51,415	$(473)	$264,517
Restricted stock, net of forfeiture	—	—	105,459	—	(1)	—	—	(1)
Employee and non-employee stock-based compensation	—	—	—	—	2,276	—	—	2,276
Redemption of shares for tax withholding for restricted stock vesting	—	—	(2,881)	—	(88)	—	—	(88)
Net income	—	—	—	—	—	22,271	—	22,271
ASU 2016-01 Accounting adjustment to opening retained earnings	—	—	—	—	—	(68)	68	—
ASU 2014-09 Accounting adjustment to opening retained earnings	—	—	—	—	—	(117)	—	(117)
Other comprehensive income	—	—	—	—	—	—	2,144	2,144
Balance at September 30, 2019	272,636	$3	8,319,852	$82	$215,677	$73,501	$1,739	$291,002

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	272,636	$3	8,196,310	$81	$211,145	$25,861	$(206)	$236,884
Restricted stock, net of forfeiture	—	—	8,987	—	440	—	—	440
Issuance of common stock, net (1)	—	—	—	—	(33)	—	—	(33)
Issuance of shares for exercise of stock options and tax withholding for restricted stock vesting	—	—	1,937	—	(12)	—	—	(12)
Employee and non-employee stock-based compensation	—	—	—	—	1,219	—	—	1,219
Net Income	—	—	—	—	—	19,268	—	19,268
Other comprehensive loss	—	—	—	—	—	—	(497)	(497)
Balance at September 30, 2018	272,636	$3	8,207,234	$81	$212,759	$45,129	$(703)	$257,269

(1)	Represents costs incurred in connection with the Company’s initial public offering completed in November 2017.

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands, except share data)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$22,271	$19,268
Adjustments to reconcile net income to net cash:
Net depreciation amortization and accretion	1,586	1,272
Provision for loan losses	1,923	2,294
Net change in deferred loan fees	2,539	836
Gain on sale of loans held for sale	—	(50)
Loss on call of securities'	—	37
Deferred income tax benefit	—	62
Proceeds from sale of loans held for sale	—	16,932
Stock-based compensation expense	1,976	1,219
Non-employee stock-based expense	300	440
Dividends earned on CRA fund	(25)	—
Unrealized gain/loss of equity securities	(87)	—
Net change in:
Accrued interest receivable	(2,766)	(818)
Accounts payable, accrued expenses and other liabilities	22,628	(2,043)
Prepaid third-party debit cardholder balances	8,044	4,928
Accrued interest payable	324	169
Accounts receivable, net	1,548	3,640
Receivable from prepaid card programs, net	(8,039)	(4,718)
Prepaid expenses and other assets	(1,701)	(2,599)
Net cash provided by operating activities	50,521	40,869

Cash flows from investing activities:
Loan originations, purchases and payments, net of recoveries	(632,200)	(294,883)
Redemptions of other investments	12,354	4,254
Purchases of other investments	(10,988)	(7,222)
Purchases of securities available for sale	(226,858)	(1,812)
Proceeds from sales and calls of securities available for sale	1,065	1,463
Proceeds from paydowns and maturities of securities available for sale	8,386	4,171
Proceeds from paydowns and maturities of securities held to maturity	611	648
Purchase of premises and equipment, net	(3,965)	(1,627)
Net cash used in investing activities	(851,595)	(295,008)

Cash flows from financing activities:
Proceeds from issuance of common stock, net *	—	(33)
Proceeds from FHLB advances	988,000	138,223
Repayments of FHLB advances	(1,029,000)	(120,421)
Redemption of common stock for tax withholdings for restricted stock vesting	(88)	(12)
Net increase in deposits	1,044,652	129,576
Net cash provided by financing activities	1,003,564	147,333

Increase (decrease) in cash and cash equivalents	202,490	(106,806)
Cash and cash equivalents at the beginning of the period	232,950	261,231
Cash and cash equivalents at the end of the period	$435,440	$154,425

Supplemental information:
Cash paid for:
Interest	$24,070	$8,167
Income Taxes	$12,370	$10,649
Non-cash item:
Transfer of loans held for investment to held for sale	$—	$16,882

*Represents costs incurred in connection with the Company’s initial public offering completed in November 2017.

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Metropolitan Bank Holding Corp., a New York corporation, (the “Company”) is a bank holding company whose principal activity is the ownership and management of Metropolitan Commercial Bank (the “Bank”), its wholly-owned subsidiary. The Bank’s primary market is the New York metropolitan area. The Bank offers a traditional range of services to individuals, businesses and others needing banking services. Its primary lending products are commercial real estate loans and commercial and industrial loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from the cash flows from the operations of the business. The Bank’s primary deposit products are checking, savings, and term deposit accounts, and its deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amounts allowed by law.

The Company and the Bank are subject to the regulations of certain state and federal agencies and, accordingly, are periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s business is susceptible to being affected by state and federal legislation and regulations.

NOTE 2 – BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“GAAP”) and predominant practices within the U.S. banking industry. All intercompany balances and transactions have been eliminated. The Unaudited Consolidated Financial Statements, which include the accounts of the Company and the Bank, have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10‑Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Unaudited Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. The accounting and reporting policies of the Company conform with U.S generally accepted accounting principles and predominant practices within the U.S. banking industry.

Certain prior-year amounts have been reclassified to conform to current year’s presentation.

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or for any other period. The unaudited consolidated financial statements presented in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes to audited consolidated financial statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.

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

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842). ASU 2016‑02 requires companies that lease valuable assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. In September 2019, the FASB approved a delay for the implementation of the ASU. Accordingly, the amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021; however, early adoption is permitted. Under ASU 2016‑02, the Company will recognize a right-of-use asset and a lease obligation liability on the consolidated balance sheet, which will increase the Company’s assets and liabilities. The Company is evaluating other potential impacts of ASU 2016‑02 on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016‑13, Financial Instruments – Credit Losses (Topic 326), which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In October 2019, the FASB approved a delay for the implementation of the ASU. Accordingly, as an EGC, the Company’s effective date for the implementation of the ASU will be January 1, 2023. Management has established a committee to evaluate the impact of ASU 2016‑13 on the Company’s financial statements. The Company expects to recognize a one-time cumulative adjustment to the allowance for loan losses as of the beginning of the reporting period in which the ASU takes effect but cannot yet determine the magnitude of the impact on the consolidated financial statements.

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

ASU No. 2017‑08 is effective for interim and annual reporting periods beginning after December 15, 2019 and early adoption is permitted. At September 30, 2019, the Company did not own any purchased callable debt securities. Management expects that ASU 2017-07 will not have a material impact on its consolidated financial statements.

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

NOTE 4 - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available for sale and securities held to maturity at September 30, 2019 and December 31, 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized losses (dollars in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At September 30, 2019	Cost	Gains	Losses	Fair Value
Debt securities available-for-sale
Residential mortgage securities	$190,244	$1,863	$(102)	$192,005
Commercial mortgage securities	32,898	476	(14)	33,360
U.S. Government agency securities	25,000	309	—	25,309
Total securities available-for-sale	$248,142	$2,648	$(116)	$250,674

Held-to-maturity securities:
Residential mortgage securities	$3,938	$2	$(26)	$3,914
Total securities held-to-maturity	$3,938	$2	$(26)	$3,914

Marketable equity securities:
CRA Mutual Fund	$2,246	$—	$(23)	$2,223
Total non-trading equity investment securities	$2,246	$—	$(23)	$2,223

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2018	Cost	Gains	Losses	Fair Value
Debt securities available-for-sale
Residential mortgage securities	$24,093	$3	$(583)	$23,513
Commercial mortgage securities	5,874	—	(25)	5,849
Municipal bond	1,074	3	—	1,077
Total securities available-for-sale	$31,041	$6	$(608)	$30,439

Held to Maturity Securities:
Residential mortgage securities	4,546	—	(168)	4,378
Foreign government securities	25	—	—	25
Total securities held-to-maturity	$4,571	$—	$(168)	$4,403

Marketable equity securities:
CRA Mutual Fund	$2,208	—	(98)	2,110
Total non-trading equity investment securities	$2,208	$—	$(98)	$2,110

There were no sales or calls of securities for the three months ended September 30, 2019 and September 30, 2018. The proceeds from sales or calls of securities and associated losses for the nine months ended September 30, 2019 are listed below (dollars in thousands):

	Nine months ended September 30,
	2019	2018
Proceeds	$1,065	$1,463
Gross losses	$—	$(37)
Tax impact	$—	$11

Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately. The amortized cost and fair value of debt securities at September 30, 2019 and December 31, 2018 are shown by contractual maturity below (dollars in thousands). There were no debt securities with a single contractual maturity at September 30, 2019.

	Held to Maturity		Available for Sale
At September 30, 2019	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
One to five years	—	—	—	—
Five to ten years	—	—	25,000	25,309
After ten years	—	—	—	—
Total	$—	$—	$25,000	$25,309

Residential mortgage securities	$3,938	$3,914	190,244	192,005
Commercial mortgage securities	—	—	32,898	33,360
U.S. Government agency securities	—	—	—	—
Total Securities	$3,938	$3,914	$248,142	$250,674

	Held to Maturity		Available for Sale
At December 31, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$25	$25	$257	$258
One to five years	—	—	—	—
Five to ten years	—	—	—	—
After ten years	—	—	817	819
Total	$25	$25	$1,074	$1,077

Residential mortgage securities	$4,546	$4,378	$24,093	$23,513
Commercial mortgage securities	—	—	5,874	5,849
Total Securities	$4,571	$4,403	$31,041	$30,439

There were $223.8 million of available-for-sale securities pledged to secure certain deposit accounts at September 30, 2019. There were no securities pledged at December 31, 2018.

At September 30, 2019 and December 31, 2018, all of the residential mortgage securities and commercial mortgage securities held by the Bank were issued by U.S. Government-sponsored entities and agencies.

Securities with unrealized/unrecognized losses at September 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized/unrecognized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 months or more			Total
		Unrealized/			Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated		Unrecognized	Estimated	Unrecognized
At September 30, 2019	Fair Value	Losses	Fair Value		Losses	Fair Value	Losses
Available-for-Sale Securities:
Residential mortgage securities	12,120	(9)	5,317		(93)	17,437	(102)
Commercial mortgage securities	2,997	(14)	1,805		—	4,802	(14)
Total securities available-for-sale	$15,117	$(23)	$7,122		$(93)	$22,239	$(116)

Held to Maturity Securities:
Residential mortgage securities	$—	—	1,551		(26)	1,551	$(26)
Total securities held-to-maturity	$—	$—	$1,551	$	$(26)	$1,551	$(26)

	Less than 12 Months		12 months or more			Total
		Unrealized/			Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated		Unrecognized	Estimated	Unrecognized
At December 31, 2018	Fair Value	Losses	Fair Value		Losses	Fair Value	Losses
Debt securities available-for-sale
Residential mortgage securities	$10,374	$(73)	$9,890		$(510)	$20,264	$(583)
Commercial mortgage securities	—	—	5,849		(25)	5,849	(25)
Total securities available-for-sale	$10,374	$(73)	$15,739		$(535)	$26,113	$(608)

Held to Maturity Securities:
Residential mortgage securities	$—	$—	$4,378		$(168)	$4,378	$(168)
Total securities held-to-maturity	$—	$—	$4,378	$	$(168)	$4,378	$(168)

The unrealized losses of securities are primarily due to the changes in market interest rates subsequent to purchase. The Bank does not consider these securities to be other-than-temporarily impaired at September 30, 2019 and December 31, 2018 since the decline in market value is attributable to changes in interest rates and not credit quality. In addition, the Bank does not intend to sell and does not believe that it is more likely than not that it will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no impairment loss was recognized during the three and nine months ended September 30, 2019 and for the year ended December 31, 2018.

At September 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans, net of deferred costs and fees, consist of the following as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Real estate
Commercial	$1,505,537	$949,778
Construction	37,986	42,540
Multifamily	360,346	307,126
One-to-four family	69,087	79,423
Total real estate loans	1,972,956	1,378,867

Commercial and industrial	449,425	381,692
Consumer	78,988	106,790
Total loans	2,501,369	1,867,349
Deferred fees	(4,672)	(2,133)
Loans, net of deferred fees and unamortized costs	2,496,697	1,865,216
Allowance for loan losses	(24,444)	(18,942)
Balance at the end of the period	$2,472,253	$1,846,274

The following tables present the activity in the Allowance for Loan Losses (referred herein as “ALLL”) by segment for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Commercial	Commercial		Multi	One-to-four
Three months ended September 30, 2019	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$13,006	$6,142	$501	$2,249	$253	$564	$22,715
Provision/(credit) for loan losses	1,223	422	6	104	(31)	280	2,004
Loans charged-off	—	(74)	—	—	—	(201)	(275)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$14,229	$6,490	$507	$2,353	$222	$643	$24,444

	Commercial	Commercial		Multi	One-to-four
Three months ended September 30, 2018	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$8,139	$6,053	$666	$1,557	$380	$668	$17,463
Provision/(credit) for loan losses	412	(1,264)	5	143	(44)	295	(453)
Loans charged-off	—	—	—	—	—	(54)	(54)
Recoveries	—	1,537	—	—	—	—	1,537
Total ending allowance balance	$8,551	$6,326	$671	$1,700	$336	$909	$18,493

	Commercial	Commercial		Multi	One-to-four
Nine months ended September 30, 2019	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$9,037	$6,257	$625	$2,047	$228	$748	$18,942
Provision/(credit) for loan losses	5,192	(3,677)	(118)	306	(6)	226	1,923
Loans charged-off	—	(360)	—	—	—	(331)	(691)
Recoveries	—	4,270	—	—	—	—	4,270
Total ending allowance balance	$14,229	$6,490	$507	$2,353	$222	$643	$24,444

	Commercial	Commercial		Multi	One-to-four
Nine months ended September 30, 2018	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$7,136	$5,578	$519	$1,156	$138	$360	$14,887
Provision/(credit) for loan losses	1,415	(771)	152	544	198	756	2,294
Loans charged-off	—	(71)	—	—	—	(207)	(278)
Recoveries	—	1,590	—	—	—	—	1,590
Total ending allowance balance	$8,551	$6,326	$671	$1,700	$336	$909	$18,493

Net charge-offs (recoveries) during the three months ended September 30, 2019 and 2018 were $275,000 and $(1.5) million, respectively.

Net recoveries were $3.6 million and $1.3 million during the nine months ended September 30, 2019 and 2018. Included in the net recoveries during the nine months ended September 30, 2019 were $4.2 million in recoveries related to previously charged-off taxi medallion loans.

The following tables present the balance in the ALLL and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Commercial	Commercial		Multi	One-to-four
At September 30, 2019	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$200	$—	$—	$60	$158	$418
Collectively evaluated for impairment	14,229	6,290	507	2,353	162	485	24,026
Total ending allowance balance	$14,229	$6,490	$507	$2,353	$222	$643	$24,444
Loans:
Individually evaluated for impairment	$371	$1,047	$—	$—	$3,405	$557	$5,380
Collectively evaluated for impairment	1,505,166	448,378	37,986	360,346	65,682	78,431	2,495,989
Total ending loan balance	$1,505,537	$449,425	$37,986	$360,346	$69,087	$78,988	$2,501,369

	Commercial	Commercial		Multi	One-to-four
At December 31, 2018	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$44	$44
Collectively evaluated for impairment	9,037	6,257	625	2,047	228	704	18,898
Total ending allowance balance	$9,037	$6,257	$625	$2,047	$228	$748	$18,942
Loans:
Individually evaluated for impairment	$383	$—	$—	$—	$1,078	$89	$1,550
Collectively evaluated for impairment	949,395	381,692	42,540	307,126	78,345	106,701	1,865,799
Total ending loan balance	$949,778	$381,692	$42,540	$307,126	$79,423	$106,790	$1,867,349

The following tables present loans individually evaluated for impairment recognized as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Unpaid Principal		Allowance for Loan
At September 30, 2019	Balance	Recorded Investment	Losses Allocated
With an allowance recorded:
One-to-four family	$640	$510	$60
Consumer	557	557	158
Commercial & industrial	1,047	1,047	200
Total	$2,244	$2,114	$418

Without an allowance recorded:
One-to-four family	$3,042	$2,895	$—
Commercial real estate	371	371	—
Total	$3,413	$3,266	$—

	Unpaid Principal		Allowance for Loan
At December 31, 2018	Balance	Recorded Investment	Losses Allocated
With an allowance recorded:
One-to-four family	$—	$—	$—
Consumer	105	89	44
Total	$105	$89	$44

Without an allowance recorded:
One-to-four family	$1,355	$1,078	$—
Commercial real estate	385	383	—
Total	$1,740	$1,461	$—

The recorded investment in loans excludes accrued interest receivable and loan origination fees.

The following tables present the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans as of and for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Average Recorded	Interest Income
Three months ended September 30, 2019	Investment	Recognized
With an allowance recorded:
One-to-four family	$513	$5
Consumer	316	3
Commercial & industrial	524	—
Total	$1,353	$8

Without an allowance recorded:
One-to-four family	$2,907	$66
Commercial real estate	373	4
Total	$3,280	$70

	Average Recorded	Interest Income
Three months ended September 30, 2018	Investment	Recognized
With an allowance recorded:
Consumer	228	3
Total	$228	$3

Without an allowance recorded:
One-to-four family	$1,093	$14
Commercial real estate	1,528	21
Total	$2,621	$35

	Average Recorded	Interest Income
Nine months ended September 30, 2019	Investment	Recognized
With an allowance recorded:
One-to-four family	$388	$15
Consumer	207	7
Commercial & industrial	262	—
Total	$857	$22

Without an allowance recorded:
One-to-four family	$1,859	$156
Commercial real estate	377	12
Total	$2,236	$168

	Average Recorded	Interest Income
Nine months ended September 30, 2018	Investment	Recognized
With an allowance recorded:
One-to-four family	$139	$—
Consumer	174	5
Total	$313	$5

Without an allowance recorded:
One-to-four family	$1,576	$43
Commercial real estate	1,743	83
Total	$3,319	$126

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

The following tables present the recorded investment in non-accrual loans and loans past due over 90 days and still accruing, by class of loans, as of September 30, 2019 and December 31, 2018 (dollars in thousands):

At September 30, 2019	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial & industrial	$1,047	$716
Consumer	594	—
One-to-four family	2,357	—
Total	$3,998	$716

At December 31, 2018	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial & industrial	$—	$239
Consumer	50	—
Total	$50	$239

Non-accrual loans and loans past due 90 days that are still accruing include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Interest income that would have been recorded for the three and nine months ended September 30, 2019 and 2018, had non-accrual loans been current according to their original terms, were immaterial.

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2019 and December 31, 2018 (dollars in thousands):

			Greater
	30-59	60-89	than 90	Total past	Current
At September 30, 2019	Days	Days	days	due	loans	Total
Commercial real estate	$2,598	$—	$—	$2,598	$1,502,939	$1,505,537
Commercial & industrial	2,413	107	1,763	4,283	445,142	449,425
Construction	—	—	—	—	37,986	37,986
Multifamily	—	—	—	—	360,346	360,346
One-to-four family	—	—	2,357	2,357	66,730	69,087
Consumer	641	145	594	1,380	77,608	78,988
Total	$5,652	$252	$4,714	$10,618	$2,490,751	$2,501,369

			Greater
	30-59	60-89	than 90	Total past	Current
At December 31, 2018	Days	Days	days	due	loans	Total
Commercial real estate	$—	$—	$—	$—	$949,778	$949,778
Commercial & industrial	1,670	95	239	2,004	379,688	381,692
Construction	—	—	—	—	42,540	42,540
Multifamily	—	—	—	—	307,126	307,126
One-to-four family	870	—	—	870	78,553	79,423
Consumer	119	43	50	212	106,578	106,790
Total	$2,659	$138	$289	$3,086	$1,864,263	$1,867,349

Troubled Debt Restructurings:

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired. Included in impaired loans at both September 30, 2019 and December 31, 2018 were $1.5 million of loans modified as TDRs. The Bank has allocated $60,000 in specific reserves to those customers with loans modified as TDRs as of September 30, 2019, as compared to $19,000 allocated at December 31, 2018. There were no loans modified as a TDR during the three and nine months ended September 30, 2019. There was one consumer loan in the amount of $39,000 that was modified as a TDR during the year ended December 31, 2018. The Bank has not committed to lend additional amounts as of September 30, 2019 to customers with outstanding loans that are classified as TDRs. During the nine months ended September 30, 2019 and September 30, 2018, there were no payment defaults on any loans previously identified as TDRs. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

The following tables present the recorded investment in TDRs by class of loans as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Troubled debt restructurings:
Real Estate:
Commercial	$371	$383
One-to-four family	1,048	1,078
Consumer	39	39
Total troubled debt restructurings	$1,458	$1,500

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

Loans not meeting the criteria above are considered to be pass-rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (dollars in thousands):

		Special
At September 30, 2019	Pass	Mention	Substandard	Total
Commercial real estate	$1,505,166	$371	$—	$1,505,537
Commercial & industrial	447,806	—	1,619	449,425
Construction	37,986	—	—	37,986
Multifamily	360,346	—	—	360,346
Total	$2,351,304	$371	$1,619	$2,353,294

		Special
At December 31, 2018	Pass	Mention	Substandard	Total
Commercial real estate	$949,395	$383	$—	$949,778
Commercial & industrial	380,196	1,496	—	381,692
Construction	42,540	—	—	42,540
Multifamily	307,126	—	—	307,126
Total	$1,679,257	$1,879	$—	$1,681,136

NOTE 6 – EARNINGS PER SHARE

The computation of basic and diluted earnings per share is shown below (dollars in thousands, except share data):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Basic
Net income per consolidated statements of income	$7,683	$7,113	$22,271	$19,268
Less: Earnings allocated to participating securities	(133)	(56)	(326)	(152)
Net income available to common stockholders	$7,550	$7,057	$21,945	$19,116

Weighted average common shares outstanding including participating securities	8,319,725	8,202,841	8,294,019	8,195,363
Less: Weighted average participating securities	(144,561)	(67,443)	(121,381)	(69,143)
Weighted average common shares outstanding	8,175,164	8,135,398	8,172,638	8,126,220

Basic earnings per common share	$0.92	$0.87	$2.69	$2.35

Diluted
Net income allocated to common stockholders	$7,550	$7,057	$21,945	$19,116

Weighted average common shares outstanding for basic earnings per common share	8,175,164	8,135,398	8,172,638	8,126,220
Add: Dilutive effects of assumed exercise of stock options	128,060	154,334	123,524	154,801
Add: Dilutive effects of assumed vesting of performance based restricted stock	45,746	—	43,796	—
Average shares and dilutive potential common shares	8,348,970	8,289,732	8,339,958	8,281,021

Dilutive earnings per common share	$0.90	$0.85	$2.63	$2.31

All stock options were considered in computing diluted earnings per common share for the three and nine months ended September 30, 2019 and 2018.

NOTE 7 - STOCK COMPENSATION PLAN

Equity Incentive Plan

On May 28, 2019, the Company's 2019 Equity Incentive Plan (the “2019 EIP”) was approved by stockholders of the Company. Under the 2019 EIP, the maximum number of shares of stock that may be delivered to participants in the form of restricted stock, restricted stock units and stock options, including incentive stock options (“ISO”) and non-qualified stock options, is 340,000, plus any awards that are forfeited under the 2009 Equity Incentive Plan (the “2009 Plan”) after the effective date of the 2019 EIP, which was May 28, 2019.  Under the 2009 Plan, there are 468,382 shares that are subject to outstanding and/or unexercised awards that have been granted and, if forfeited after May 28, 2019, such shares will be available to be granted under the 2019 EIP.  The 2009 Plan expired on May 18, 2019 and, accordingly, the 628,719 shares that were unauthorized and unissued under the 2009 Plan have expired and may not be granted (and such shares of stock did not roll over to the 2019 EIP).

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

A summary of the status of the Company’s stock options and the changes during the nine months ended September 30, 2019 is presented below:

	Nine Months Ended September 30, 2019
	Number of	Weighted Average
	Options	Exercise Price

Outstanding, beginning of period	231,000	$18.00
Granted	—	—
Exercised	—	—
Cancelled/forfeited	—	—
Outstanding, end of period	231,000	$18.00
Options vested and exercisable at end of period	231,000	$18.00

Weighted average remaining contractual life (years)		4.63

There was no unrecognized compensation cost related to stock options at September 30, 2019 and December 31, 2018.

There was no compensation cost related to stock options for the three and nine months ended September 30, 2019 and 2018.

The following table summarizes information about stock options outstanding at September 30, 2019:

	Options Outstanding
Range of Average	Number Outstanding at	Weighted Average	Weighted Average	Weighted Average Intrinsic Price per Share
Exercise Prices	September 30, 2019	Remaining Contractual Life	Exercise Price	at September 30, 2019
$10 – 20	231,000	4.63	$18.00	$21.33
$21 – 30	—	—	$—	$—
$10 – 30	231,000	4.63	$18.00	$21.33

There were no stock options exercised during the nine months ended September 30, 2019.

Restricted Stock Awards

The Company issued restricted stock awards to certain key personnel under the 2009 Plan. Each restricted stock award vests based on vesting schedule outlined in the award agreement. Restricted stock awards are subject to forfeiture if the holder is not employed by the Company on the vesting date.

As of September 30, 2019, there was $2.2 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.26 years.

Total compensation cost that has been charged against income for restricted stock awards for the three months ended September 30, 2019 and 2018 was $340,000 and $150,000, respectively. Total compensation cost that has been charged against income for restricted stock awards was $903,000 and $311,000 for nine months ended September 30, 2019 and September 30, 2018, respectively. In addition, 38,900 restricted shares were granted to members of the Board of Directors in lieu of retainer fees for three years of service. These shares vest one-third each year for three years beginning January 1, 2019. Total expense for these awards was $100,000 and $300,000 for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2019, there was $900,000 of unrecognized expense related to Directors’ fees. The cost is expected to be recognized over a weighted-average period of 2.25 years.

The following table summarizes the changes in the Company’s non-vested restricted stock awards for the nine months ended September 30, 2019:

	Nine Months Ended September 30, 2019
		Weighted Average
	Number of Shares	Grant Date Fair Value

Outstanding, beginning of period	53,957	$21.46
Granted	106,423	35.36
Forfeited	(964)	29.15
Vested	(17,998)	25.71
Outstanding at end of period	141,418	$31.33

The total fair value of shares vested was $637,000 during the nine months ended September 30, 2019.

Performance Based Stock Awards

During the first quarter of 2018, the Company established a long term incentive award program under the 2009 Plan. For each award, threshold target Performance Restricted Share Units (“PRSUs”) are eligible to be earned over a three-year performance period based on personal performance and the Company’s relative performance on certain measurement goals that were established at the onset of the performance period. These awards were accounted for in accordance with guidance prescribed in ASC Topic 718, Compensation – Stock Compensation. 90,000 PRSUs were awarded under the program. The earned units will be granted at the end of the three-year performance period.

The following table summarizes the changes in the Company’s non-vested PRSU awards for the nine months ended September 30, 2019 (dollars in thousands, except share information):

For the nine months ended
September 30, 2019

Weighted average service inception date fair value of award shares	$4,064,295
Minimum aggregate share payout	12,000
Maximum aggregate share payout	90,000
Likely aggregate share payout	90,000
Compensation expense recognized	$1,072,508

Total compensation cost that has been charged against income for this plan was $358,000 and $1.1 million for the three and nine months ended September 30, 2019, respectively.

Total compensation cost that has been charged against income for this plan was $346,000 and $908,000 for the three and nine months ended September 30, 2018, respectively.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at September 30, 2019 and December 31, 2018. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain impaired loans and goodwill. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Assets and Liabilities Measured on a Recurring Basis

Assets measured on a recurring basis are limited to the Bank’s available-for-sale securities (“AFS”) portfolio and marketable equity investments. The AFS portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Marketable equity investments are carried at estimated fair value with changes in fair value reported as unrealized gain/(loss) on the statement of operations. The fair values for substantially all of these securities are obtained monthly from an independent nationally recognized pricing service. On a quarterly basis, the Bank assesses the reasonableness of the fair values obtained by reference to a second independent nationally recognized pricing service. Based on the nature of these securities, the Bank’s independent pricing service provides prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in the Bank’s portfolio. Various modeling techniques are used to determine pricing for the Bank’s mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, the Bank obtains the models, inputs and assumptions utilized by its pricing service and reviews them for reasonableness.

Assets measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At September 30, 2019
Residential mortgage securities	$192,005	$—	$192,005	$—
Commercial mortgage securities	33,360	—	33,360	—
U.S. Government agency securities	25,309	—	25,309	—
CRA Mutual Fund	2,223	2,223		—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2018
Residential mortgage securities	$23,513	$—	$23,513	$—
Commercial mortgage securities	5,849	—	5,849	—
Municipal bond	1,077	—	1,077	—
CRA Mutual Fund	2,110	2,110	—	—

There were no transfers between Level 1 and Level 2 during the three months ended September 30, 2019 and 2018.

There were no material assets measured at fair value on a non-recurring basis at September 30, 2019 and December 31, 2018.

The Bank has engaged an independent pricing service provider to provide the fair values of its financial assets and liabilities measured at amortized cost. This provider follows FASB’s exit pricing guidelines, as required by

ASU 2016-01, when calculating the fair market value.

Carrying amount and estimated fair values of financial instruments at September 30, 2019 and December 31, 2018 were as follows (dollars in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At September 30, 2019	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Assets:
Cash and due from banks	$11,270	$11,270	$-	$-	$11,270
Overnight deposits	424,170	424,170	-	-	424,170
Securities available for sale	250,674		250,674	-	250,674
Securities held to maturity	3,938	-	3,914	-	3,914
Equity securities - non-trading	2,223	2,223			2,223
Loans, net	2,472,253	-	-	2,464,480	2,464,480
Other investments
FRB Stock	7,298	N/A	N/A	N/A	N/A
FHLB Stock	8,123	N/A	N/A	N/A	N/A
SBA Loan Fund	5,000	N/A	N/A	N/A	N/A
Disability Fund	500	-	500	-	500
Accrued interest receivable	8,273	-	588	7,685	8,273

Financial liabilities:
Non-interest-bearing demand deposits	$1,041,102	$1,041,102	$-	$-	$1,041,102
Money market and savings deposits	1,556,828	1,556,828			1,556,828
Time deposits	107,276	-	107,754	-	107,754
Federal Home Loan Bank of New York advances	144,000	-	144,107	-	144,107
Trust preferred securities payable	20,620	-	-	20,014	20,014
Subordinated debt, net of issuance cost	24,587	-	25,625	-	25,625
Accrued interest payable	958	4	734	220	958

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2018	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Assets:
Cash and due from banks	$9,246	$9,246	$—	$—	$9,246
Overnight deposits	223,704	223,704	—	—	223,704
Debt securities available for sale	30,439	—	30,439	—	30,349
Securities held to maturity	4,571	—	4,403	—	4,403
Marketable equity securities	2,110	2,110	—	—	2,110
Loans, net	1,846,274	—	—	1,796,462	1,796,462
Other investments
FRB Stock	7,250	N/A	N/A	N/A	N/A
FHLB Stock	9,537	N/A	N/A	N/A	N/A
SBA Loan Fund	5,000	N/A	N/A	N/A	N/A
Disability Fund	500	—	500	—	500
Accrued interest receivable	5,507	—	127	5,380	5,507
Financial liabilities:
Non-interest-bearing demand deposits	$798,563	$798,563	$—	$—	$798,563
Money market and savings deposits	764,990	764,990	—	—	764,990
Time deposits	97,001	—	96,859	—	96,859
Federal Home Loan Bank of New York advances	185,000	—	184,999	—	184,999
Trust preferred securities payable	20,620	—	—	19,821	19,821
Subordinated debt, net of issuance cost	24,545	—	25,125	—	25,125
Accrued interest payable	1,282	13	1,044	225	1,282

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Loss, net of tax, for the three and nine months ended September 30, 2019 and 2018  (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Beginning balance	$547	$(617)	$(473)	$(206)
Cumulative effect of adopting new accounting standard ASU 2016-01, net of taxes	—	—	68	—
Balance net of cumulative effect of adopting ASU 2016-01	547	(617)	(405)	(206)

Total unrealized gains/loss on securities available for sale, net of taxes	1,192	(86)	2,144	(523)
Amount reclassified from accumulated other comprehensive income	—	—	—	26
Net current period other comprehensive income (loss)	1,192	(86)	2,144	(497)

Ending balance	$1,739	$(703)	$1,739	$(703)

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

The following off-balance-sheet financial instruments, whose contract amounts represent credit risk, are outstanding at September 30, 2019 and December 31, 2018 (dollars in thousands):

	At September 30, 2019		At December 31, 2018
		Variable		Variable
	Fixed Rate	Rate	Fixed Rate	Rate
Undrawn lines of credit	$11,378	$196,104	$7,737	$130,547
Letters of credit	36,314	—	34,351	—
Total	$47,692	$196,104	$42,088	$130,547

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within two years. At September 30, 2019, the Bank’s fixed rate loan commitments had interest rates ranging from 3.0% to 5.6% and the Bank’s variable rate loan commitments had interest rates ranging from 3.8% to 10.0%, with a maturity of one year or more. At December 31, 2018, the Bank’s fixed rate loan commitments had interest rates ranging from 3.0% to 5.6% and the Bank’s variable rate loan commitments had interest rates ranging from 4.5% to 9.5%, with a maturity of one year or more. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Bank or other financial institutions and securities.

The Bank’s stand-by letters of credit amounted $36.3 million and $34.4 million as of September 30, 2019 and December 31, 2018, respectively. The Bank’s stand-by letters of credit are collateralized by interest-bearing accounts of $29.7 million and $23.0 million as of September 30, 2019 and December 31, 2018. The stand-by letters of credit mature within one year.

NOTE 11 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, as of January 1, 2019. All of the Company’s revenue from contracts with customers that are in the scope of the accounting guidance are recognized in non-interest income. The following table presents the Company’s sources of non-interest income, within the scope of the ASU, for the three and nine months ended September 30, 2019 and September 30, 2018 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018 (1)	2019	2018 (1)
Service charges on deposit accounts	$852	$693	$2,579	$3,422
Prepaid third-party debit card income	1,482	1,080	4,161	3,506
Other service charges and fees	349	239	940	3,076
Total	$2,683	$2,012	$7,680	$10,004

(1)	The Company elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation.

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

Service charges on deposit accounts: The Bank offers business and personal retail products and services, which include, but are not limited to: online banking, mobile banking, ACH, and remote deposit capture. A standard deposit contract exists between the Bank and all deposit customers. The Bank earns fees from its deposit customers for transaction-based services (such as ATM use fees, stop payment charges, statement rendering, and ACH fees), account maintenance, and overdraft services. Transaction-based fees are recognized at the time the transaction is executed as that is the point in time the Bank fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Other service charges: The primary component of other service charges relates to foreign exchange (“FX”) conversion fees. The Bank outsources FX conversion for foreign currency transactions to correspondent banks. The Bank earns a portion of FX conversion fee that the customer charges to process an FX transaction. Revenue is recognized at the end of the month, once the customer has remitted the transaction information to the Bank.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Background

The Company is a bank holding company headquartered in New York, New York and registered under the Bank Holding Company Act of 1956. Through its wholly owned bank subsidiary, Metropolitan Commercial Bank, a New York state chartered bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals in the New York metropolitan area. The Bank’s primary lending products are commercial real estate loans and commercial and industrial loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. The Bank’s primary deposit products are checking, savings, and term deposit accounts, and its deposit accounts are insured by the FDIC under the maximum amounts allowed by law.

Recent Events

In April 2019, the Company executed a lease agreement to expand the space occupied at its headquarters at 99 Park Ave., New York, New York. The Company took  possession of the new space during the third quarter of 2019 and commenced renovations, which will continue through the fourth quarter of 2019. When the renovations are completed, the Company will vacate its existing space and move into the new office. When the Company took possession of the new space, rent expense increased by approximately $200,000 for each of the remaining months of 2019, representing the rent expense on the new space. When the renovations are complete and the Company vacates its existing space, which is likely to be in the first quarter of 2020, the Company will cease rent payments on the former space resulting in a reduction of rent expense of approximately $65,000 per month.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements, included in its 2018 Annual Report on Form 10-K, contains a summary of the Company’s significant accounting policies. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policy, which involve the most complex or subjective decisions or assessments, is as follows:

Allowance for Loan Losses

The ALLL has been determined in accordance with U.S. generally accepted accounting principles, under which the Bank is required to maintain an adequate ALLL at September 30, 2019. The Bank is responsible for the timely and periodic determination of the amount of the allowance required. Management believes that the ALLL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in the Bank’s portfolio for which certain losses are probable but not specifically identifiable.

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

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

The Company had total assets of $3.24 billion at September 30, 2019, compared with $2.18 billion at December 31, 2018. Loans, net of deferred fees and unamortized costs, increased to $2.50 billion at September 30, 2019 as compared to $1.87 billion at December 31, 2018. For the three and nine months ended September 30, 2019, the Bank’s loan production was $267.7 million and $839.7 million, respectively, as compared to $146.9 million and $528.2 million for the three and nine months ended September 30, 2018, respectively. The increase in loan production in 2019 was due to both expanding existing lending relationships, particularly in skilled nursing facilities, as well as developing new relationships.  The Bank was able to fund the increased level of loan production with deposits, which increased $1.05 billion, or 63.5%, during the nine months ended September 30, 2019.

Total cash and cash equivalents increased $202.4 million, or 86.9%, to $435.4 million at September 30, 2019, as compared to $233.0 million at December 31, 2018. Total securities, primarily those classified as available-for-sale, increased $219.7 million to $256.8 million at September 30, 2019, as compared to $37.1 million at December 31, 2018. The increases in cash and cash equivalents and securities reflected deposit growth of $1.05 billion that exceeded loan growth of $631.5 million. At September 30, 2019, $223.8 million of securities available for sale were pledged as collateral for certain deposits and were therefore considered encumbered as of September 30, 2019. There were no securities pledged at December 31, 2018.

Total deposits increased $1.05 billion, or 63.5%, to $2.71 billion at September 30, 2019, as compared to $1.66 billion at December 31, 2018.  This was due to increases of $802.1 million in interest-bearing demand deposits and $242.5 million in non-interest-bearing deposits. Specialty deposits amounted to $1.26 billion, or 46.5% of total deposits, at September 30, 2019, as compared to $254.9 million at December 31, 2018. Specialty deposits are designed for clients who are in possession of or have discretion over large deposits such as, but not limited to, property management companies, title companies and bankruptcy trustees and were comprised of approximately 6,900 accounts at September 30, 2019. Specialty deposits at September 30, 2019 included money market, savings and other interest-bearing accounts amounting to $928.5 million.

Federal Home Loan Bank of New York (“FHLB”) advances decreased by $41.0 million, or 22.2%, to $144.0 million at September 30, 2019, as compared to $185.0 million at December 31, 2018, as the deposit growth during the year was used to support the Bank’s loan growth and to reduce the level of borrowings. The weighted-average rate on FHLB advances that matured in the third quarter of 2019 was 2.4%.

Total stockholders’ equity was $291.0 million at September 30, 2019, as compared to $264.5 million at December 31, 2018. The increase of $26.5 million was primarily due to net income of $22.3 million, $2.3 million in stock-based compensation and $2.1 million in other comprehensive income for the nine months ended September 30, 2019.

The Bank meets all the requirements to be considered “Well-Capitalized” under applicable regulatory guidelines.  At September 30, 2019, total Commercial Real Estate Loans (“CRE”) were 390.6% of risk-based capital, as compared to 312.4% at December 31, 2018.

Investment Securities

The following tables summarize the amortized cost and fair value of securities available for sale and securities held to maturity at September 30, 2019 and December 31, 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized losses (dollars in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At September 30, 2019	Cost	Gains	Losses	Fair Value
Debt securities available-for-sale
Residential mortgage securities	$190,244	$1,863	$(102)	$192,005
Commercial mortgage securities	32,898	476	(14)	33,360
U.S. Government agency securities	25,000	309	—	25,309
Total securities available-for-sale	$248,142	$2,648	$(116)	$250,674

Held-to-maturity securities:
Residential mortgage securities	$3,938	$2	$(26)	$3,914
Total securities held-to-maturity	$3,938	$2	$(26)	$3,914

Marketable equity securities:
CRA Mutual Fund	$2,246	$—	$(23)	$2,223
Total non-trading equity investment securities	$2,246	$—	$(23)	$2,223

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2018	Cost	Gains	Losses	Fair Value
Debt securities available-for-sale
Residential mortgage securities	$24,093	$3	$(583)	$23,513
Commercial mortgage securities	5,874	—	(25)	5,849
Municipal bond	1,074	3	—	1,077
Total securities available-for-sale	$31,041	$6	$(608)	$30,439

Held to Maturity Securities:
Residential mortgage securities	4,546	—	(168)	4,378
Foreign government securities	25	—	—	25
Total securities held-to-maturity	$4,571	$—	$(168)	$4,403

Marketable equity securities:
CRA Mutual Fund	$2,208	—	(98)	2,110
Total non-trading equity investment securities	$2,208	$—	$(98)	$2,110

There were $223.8 million of available-for-sale securities pledged as collateral for certain deposits at September 30, 2019. There were no securities pledged at December 31, 2018.

Loans

At September 30, 2019, gross loans were $2.50 billion, or 77.2% of total assets, compared to $1.87 billion, or 85.6% of total assets, at December 31, 2018. The following table sets forth the composition of the Bank’s loan portfolio, by type of loan at the dates indicated (dollars in thousands):

	At September 30,		At December 31,
	2019		2018
	Loan Balance	% of total loans	Loan Balance	% of total loans
Real Estate:
Commercial	$1,505,537	60.2%	$949,778	50.9%
Construction	37,986	1.5	42,540	2.3
Multifamily	360,346	14.4	307,126	16.4
One-to-four family	69,087	2.8	79,423	4.3
Commercial and industrial	449,425	18.0	381,692	20.4
Consumer	78,988	3.1	106,790	5.7
Total loans	$2,501,369	100.0%	$1,867,349	100.0%

Total loans, before deferred fees, increased 34.0%, or $634.0 million, to $2.50 billion at September 30, 2019, as compared to $1.87 billion at December 31, 2018.  For the three and nine months ended September 30, 2019, the Bank’s loan production was $267.7 million and $839.7 million, respectively, as compared to $146.9 million and $528.2 million for the three and nine months ended September 30, 2018, respectively. The increase in loan production in 2019 was due primarily to expanding existing lending relationships, particularly in skilled nursing facilities, as well as developing new relationships.  MCB was able to fund the increased level of loan production with deposits, which increased $1.05 billion, or 63.5%, during the nine months ended September 30, 2019.

Asset Quality

Non-Performing Assets

Non-performing assets consist of non-accrual loans, non-accrual TDRs, loans past due 90 days or more and still accruing, and other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure. At September 30, 2019 and December 31, 2018, the Bank had no non-performing TDRs and no foreclosed real estate. The past due status on all loans is based on the contractual terms of the loan. It is generally the Bank’s policy that a loan 90 days past due be placed in non-accrual status unless factors exist that would eliminate the need to place a loan in this status. A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. At the time loans are placed in non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed. All payments received on non-accrual loans are applied to principal. Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Bank expects to receive all of its original principal and interest. In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept in non-accrual status until the entire principal balance has been recovered.

The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2019	December 31, 2018
Non-performing loans and assets:
Non-accrual loans:
Real Estate:
One-to-four family	$2,357	$—
Commercial and industrial	1,047	—
Consumer	594	50
Total non-accrual loans	$3,998	$50
Accruing loans 90 days or more past due	716	239
Total non-performing loans and assets	$4,714	$289

Troubled debt restructurings:
Real Estate:
Commercial	$371	$383
One-to-four family	1,048	1,078
Consumer	39	39
Total troubled debt restructurings	$1,458	$1,500

Ratios:
Total non-performing loans to total loans	0.19%	0.02%
Total non-performing loans to total assets	0.15%	0.01%
Total non-performing assets to total assets	0.15%	0.01%

Non-performing loans include non-accrual loans and loans past due over 90 days and still accruing. Non-performing loans exclude TDRs that are accruing and have been performing in accordance with the terms of their restructure agreement for at least six months.

Interest income that would have been recorded for the three and nine months ended September 30, 2019 and 2018, had non-accrual loans been current according to their original terms, was immaterial.

Interest income that would have been recorded for the three and nine months ended September 30, 2019 and 2018, had TDRs been current according to their original terms, was immaterial.

Non-Performing Loans

Non-performing loans totaled $4.7 million at September 30, 2019 as compared to $289,000 at December 31, 2018. The increase in non-performing loans at September 30, 2019 was primarily due to a one-to-four family loan in the amount of $2.4 million and two taxi medallion loans amounting to $1.0 million. These taxi medallion loans are the last such loans remaining in the Bank’s portfolio. The one-to-four family loan will remain in non-accrual status until the borrower makes regular payments for a period of six consecutive months. The loan-to-value ratio for this loan was 49.5%.

Non-performing assets, as a percentage of total assets, was 0.15% at September 30, 2019, as compared to 0.01% of total assets at December 31, 2018.

Troubled Debt Restructurings

The Bank works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Bank has modified the terms of select loans to maximize their collectability. The modified loans are considered TDRs under current accounting guidance. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. The Company had no non-accrual TDRs at September 30, 2019 or December 31, 2018. As of both September 30, 2019 and December 31, 2018, the Bank had $1.5 million of accruing TDRs. These loans were performing in accordance with their restructured terms.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.

The majority of the Bank’s impaired loans are secured and measured for impairment based on collateral evaluations. It is the Bank’s policy to obtain updated appraisals, by independent third parties, on loans secured by real estate at the time a loan is determined to be impaired. An impairment measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allowance or charge-off. In determining the amount of any specific allowance or charge-off, the Bank will make adjustments to reflect the estimated costs to sell the property. Upon receipt and review of the updated appraisal, an additional measurement is performed to determine if any adjustments are necessary to reflect the proper provisioning or charge-off. Impaired loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allowance or recognition of additional charge-offs. Non-real estate collateral may be valued using (i) an appraisal, (ii) net book value of the collateral per the borrower’s financial statements, or (iii) accounts receivable aging reports, that may be adjusted based on management’s knowledge of the client and client’s business. If market conditions warrant, future appraisals are obtained for both real estate and non-real estate collateral.

Allowance for Loan Losses

The ALLL is an amount that management believes will be adequate to absorb probable incurred losses on existing loans. The ALLL is established based on management’s evaluation of the probable incurred losses inherent in the Bank’s portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances.

The ALLL was $24.4 million at September 30, 2019, as compared to $18.9 million at December 31, 2018. This increase reflects the strong growth of the Bank’s loan portfolio in 2019. The ratio of ALLL to total loans was 0.98% at September 30, 2019, as compared to 1.02% at December 31, 2018. Net charge-offs (recoveries) for the three month periods ended September 30, 2019 and 2018 were $275,000 and $(1.5) million respectively. Net recoveries for the nine month periods ended September 30, 2019 and 2018 were $3.6 million and $1.3 million, respectively.

Summary of Loan Loss Experience

The following tables present a summary by loan portfolio segment of the ALLL, loan loss experience, and provision for loan losses for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$22,715	$17,463	$18,942	$14,887
Charge-offs:
Commercial and industrial	(74)	—	(360)	(71)
Consumer	(201)	(54)	(331)	(207)
Total charge-offs	(275)	(54)	(691)	(278)
Recoveries:
Commercial and industrial	—	1,537	4,270	1,590
Total recoveries	—	1,537	4,270	1,590

Net recoveries (charge-offs)	(275)	1,483	3,579	1,312
Provision (credit) for loan losses	2,004	(453)	1,923	2,294
Balance at end of period	$24,444	$18,493	24,444	18,493

Deposits

The table below summarizes the Bank’s deposit composition by segment for the periods indicated (dollars in thousands):

	At September 30, 2019	At December 31, 2018	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$1,041,102	$798,563	$242,539	30.4%
Money market and savings accounts	1,556,828	764,990	791,838	103.5
Time deposits	107,276	97,001	10,275	10.6
Total	$2,705,206	$1,660,554	$1,044,652	62.9

The Company’s primary deposit strategy is to fund the Bank with stable deposits. Specialty deposits amounted to $1.26 billion, or 46.5% of total deposits, at September 30, 2019, as compared to $254.9 million at December 31, 2018. These deposits are designed for clients who are in possession of or have discretion over large deposits such as, but not limited to, property management companies, title companies and bankruptcy trustees and comprised of approximately 6,900 accounts at September 30, 2019. The Bank has developed money market products and interest-bearing demand accounts that are tiered to provide these large depositors with an indexed rate that is based on the expected duration and minimum deposit balances. The repricing characteristics of these deposits complement the repricing characteristics of our variable-rate loans and are a component of our management of net interest margin. Specialty deposits, at September 30, 2019, included money market, savings and other interest-bearing accounts amounting to $928.5 million. Some of these accounts, specifically bankruptcy trustee accounts, require the use of software provided by a third-party to allow clients to manage their accounts. The software fees related to these accounts is included in non-interest expense and amounted to $2.9 million and $5.7 million for the three and nine months ended September 30, 2019.

The Bank also pursues, as a growth strategy, retail deposits with consumers who consider the bank where they have their checking account as their primary bank. These customers will typically turn to their primary bank first when in need of other financial services. Strategies that have been developed and implemented to generate these deposits include: (i) acquiring deposits by deepening existing relationships and entering new markets through de novo branching or branch acquisitions, (ii) training branch employees to identify and meet client financial needs with Bank products and services, (iii) linking business loans to the customer’s primary checking account at the Bank, (v) continuing to develop the debit card issuing business that generates non-interest bearing deposits, and (vi) constantly monitoring the Bank’s pricing strategies to ensure competitive products and services.

Borrowings

At September 30, 2019, Federal Home Loan Bank (“FHLB”) advances amounted to $144.0 million as compared to $185.0 million at December 31, 2018.

At September 30, 2019, the Bank had the ability to borrow an additional $296.5 million from the FHLB. The Bank also had an available line of credit with the Federal Reserve Bank of New York (“FRBNY”) discount window of $99.6 million. At December 31, 2018, the Bank had the ability to borrow a total of $249.7 million from the FHLB. At December 31, 2018, the Bank also had an available line of credit with the FRBNY discount window of $127.3 million. The Bank had no borrowings outstanding from the FRBNY at September 30, 2019 and December 31, 2018.

On December 7, 2005, the Company established MetBank Capital Trust I, a Delaware statutory trust (“Trust I”). The Company purchased all of the common capital securities of Trust I for $310,000. Trust I issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust I’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust I, mature on December 9, 2035 and bear interest at a floating rate of 3‑month LIBOR plus 1.85%. The Debentures became callable after five years of issuance.

On July 14, 2006, the Company established MetBank Capital Trust II, a Delaware statutory trust (“Trust II”). The Company purchased all of the common capital securities of Trust II for $310,000. Trust II issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust II’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures II”) issued by the Company. The Debentures II, the sole assets of Trust II, mature on October 7, 2036, and bear interest at a floating rate of 3-month LIBOR plus 2.00%. The Debentures II became callable after five years of issuance.

On March 8, 2017, the Company completed the issuance of its $25 million subordinated notes at 100% issue price to accredited institutional investors. The notes mature on March 15, 2027 and bear an initial interest rate of 6.25% per annum. The interest is paid semi-annually on March 15th and September 15th of each year through March 15, 2022 and quarterly thereafter on March 15th, June 15th, September 15th and December 15th of each year. The interest rate from March 15, 2022 to the maturity date shall reset quarterly to an interest rate per annum equal to the then current 3-month LIBOR (not less than zero) plus 4.26%, payable quarterly in arrears. The subordinated notes are callable beginning March 15, 2022 and on any scheduled interest payment date thereafter. The subordinated notes may be called, in whole or in part, at a call price equal to 100% of the principal amount of the subordinated notes plus any accrued and unpaid interest.

Stockholders’ Equity

Total stockholders’ equity was $291.0 million at September 30, 2019, as compared to $264.5 million at December 31, 2018. The increase of $26.5 million was primarily due to net income of $22.3 million for the nine months ended September 30, 2019.

Results of Operations

Net income increased $570,000 to $7.7 million for the third quarter of 2019, as compared to $7.1 million for the same period in 2018. This increase was due primarily to a $7.7 million increase in net interest income, partially offset by $5.1 million increase in non-interest expense and a $2.5 million increase in provision for loan losses.

Net income increased $3.0 million to $22.3 million for nine months ended September 30, 2019, as compared to $19.3 million for the same period in 2018. This increase was due primarily to a $17.3 million increase in net interest income, partially offset by a $2.2 million decrease in non-interest income and an $11.0 million increase in non-interest expense.

Net Interest Income

Net interest income is the difference between interest earned on assets and interest incurred on liabilities. The following tables present an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2019 and September 30, 2018. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. Yields and costs were derived by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Average balances were derived from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Non-accrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	Three months ended September 30,
	2019				2018
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/Rate (annualized)		Average Outstanding Balance	Interest	Yield/Rate (annualized)
Assets:
Interest-earning assets:
Loans (1)	$2,419,774	$31,208	5.03%		$1,639,958	$20,255	4.90%
Available-for-sale securities	238,384	1,521	2.55%		27,846	150	2.13%
Held-to-maturity securities	4,050	20	1.98%		4,876	25	2.03%
Equity investments - non-trading	3,235	20	2.47%		2,187	15	2.71%
Overnight deposits	411,363	2,381	2.30%		240,604	1,233	2.03%
Other interest-earning assets	30,604	346	4.48%		20,794	229	4.37%
Total interest-earning assets	3,107,410	35,496	4.47%		1,936,265	21,907	4.49%
Non-interest-earning assets	46,886				42,384
Allowance for loan and lease losses	(23,196)				(18,331)
Total assets	$3,131,100				$1,960,318

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market, savings and other interest-bearing accounts	$1,426,576	$7,163	1.99%		$633,474	$2,045	1.28%
Certificates of deposit	112,856	718	2.52%		95,032	520	2.17%
Total interest-bearing deposits	1,539,432	7,881	2.03%		728,506	2,565	1.40%
Borrowed funds	202,047	1,562	3.03%		105,403	991	3.73%
Total interest-bearing liabilities	1,741,479	9,443	2.15%		833,909	3,556	1.69%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,075,781				850,325
Other non-interest-bearing liabilities	27,193				22,568
Total liabilities	2,844,453				1,706,802

Stockholders' Equity	286,647				253,516
Total liabilities and equity	$3,131,100				$1,960,318

Net interest income		$26,053				$18,351
Net interest rate spread (2)			2.32%				2.80%
Net interest-earning assets	$1,365,931				$1,102,356
Net interest margin (3)			3.26%				3.76%
Ratio of interest earning assets to interest bearing liabilities			1.78	x			2.32	x

(1)	Amount includes deferred loan fees and non-performing loans.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

	Nine months ended September 30,
	2019				2018
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/Rate (annualized)		Average Outstanding Balance	Interest	Yield/Rate (annualized)
Assets:
Interest-earning assets:
Loans (1)	$2,208,125	$84,277	5.09%		$1,550,278	$55,467	4.78%
Available-for-sale securities	108,526	2,068	2.54%		28,486	451	2.09%
Held-to-maturity securities	4,270	65	2.03%		5,095	80	2.09%
Equity investments - non-trading	3,223	59	2.44%		2,175	38	2.30%
Overnight deposits	324,412	5,830	2.40%		272,039	3,810	1.87%
Other interest-earning assets	28,789	1,015	4.71%		30,768	756	3.28%
Total interest-earning assets	2,677,345	93,314	4.65%		1,888,841	60,602	4.29%
Non-interest-earning assets	42,752				42,084
Allowance for loan and lease losses	(21,401)				(16,823)
Total assets	$2,698,696				$1,914,102

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market, savings and other interest-bearing accounts	$1,134,004	$16,434	1.94%		$566,396	$4,663	1.10%
Certificates of deposit	110,256	2,029	2.46%		84,244	1,139	1.81%
Total interest-bearing deposits	1,244,260	18,463	1.98%		650,640	5,802	1.19%
Borrowed funds	218,537	5,283	3.19%		90,241	2,534	3.75%
Total interest-bearing liabilities	1,462,797	23,746	2.17%		740,881	8,336	1.50%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	933,938				902,495
Other non-interest-bearing liabilities	23,947				22,178
Total liabilities	2,420,682				1,665,554

Stockholders' Equity	278,014				248,548
Total liabilities and equity	$2,698,696				$1,914,102

Net interest income		$69,568				$52,266
Net interest rate spread (2)			2.48%				2.79%
Net interest-earning assets	$1,214,548				$1,147,960
Net interest margin (3)			3.47%				3.70%
Ratio of interest earning assets to interest bearing liabilities			1.83	x			2.55	x

(1)	Amount includes deferred loan fees and non-performing loans.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

Net interest margin decreased 50 basis points to 3.26% for the third quarter of 2019 from 3.76% for the third quarter of 2018. Total average interest-earning assets increased $1.17 billion for the third quarter of 2019, as compared to the third quarter of 2018 and the total yield on average interest-earning assets decreased 2 basis points to 4.47% in the third quarter of 2019 as compared to 4.49% in the same period in 2018. The cost of interest-bearing liabilities increased 46 basis points to 2.15% for the third quarter of 2019, as compared to 1.69% for the same period in 2018. The decrease in net interest margin was also due to a change in the mix of interest-earning assets in the third quarter of 2019 as compared to the same period in 2018. The average balances of securities available for sale increased $210.5 million to $238.4 million for the third quarter of 2019 as compared to $27.8 million for the third quarter of 2018. In addition, the average balance of overnight deposits increased $170.8 million for those same periods. As a result of these increases, the average balance of loans represented 78% of total interest-earning average assets for the third quarter of 2019, as compared to 85% for the third quarter of 2018. In addition, the ratio of average interest-earning assets to average interest-bearing liabilities decreased to 1.78x for the third quarter of 2019, as compared to 2.32x for the third quarter of 2018.

Net interest margin decreased 23 basis points to 3.47% for the nine months ended September 30, 2019 from 3.70% for the nine months ended September 30, 2018. Total average interest-earning assets increased $788.5 million to $2.68 billion for the nine months ended September 30, 2019, as compared to $1.89 billion for the nine months ended September 30, 2018, and the total yield on average interest-earning assets increased 36 basis points to 4.65% for the nine months ended September 30, 2019 as compared to 4.29% for the same period in 2018. The cost of interest-bearing liabilities increased 67 basis points to 2.17% for the nine months ended September 30, 2019, as compared to 1.50% for the same period in 2018. As the yield curve flattened and inverted over the last year, the cost of deposits and short-term borrowings grew at a higher rate than the yield on average interest-earning assets, resulting in a lower net interest margin for the nine months ended September 30, 2019, as compared to the same period in 2018. In addition, the ratio of average interest-earning assets to average interest-bearing liabilities decreased to 1.83x for the nine months ended September 30, 2019, as compared to 2.55x for the same period in 2018.

Interest Income

Interest income increased $13.6 million to $35.5 million for the third quarter of 2019, as compared to $21.9 million for the third quarter of 2018. This increase was due primarily to increases of $11.0 million in interest income on loans, $1.4 million in interest on available-for-sale securities and $1.2 million in interest on overnight deposits. The increase in interest income on loans was due to a $779.8 million increase in the average balance of loans to $2.42 billion and a 13 basis point increase in the average yield to 5.03% for the third quarter of 2019, as compared to an average balance of $1.64 billion and an average yield of 4.90% for the third quarter of 2018. The increase in interest on AFS securities was due to a $210.5 million increase in average balance to $238.4 million for the third quarter of 2019, as compared to $27.8 million for the third quarter of 2018. Additionally, the average yield on AFS securities increased 42 basis points to 2.55% for third quarter of 2019, as compared to 2.13% for third quarter of 2018. The increase in interest on overnight deposits was due to an increase of $170.8 million in the average balance to $411.4 million for the three months ended September 30, 2019, as compared to $240.6 million for the same period in 2018. The average yield on overnight deposits increased 27 basis points to 2.30% for three months ended September 30, 2019, as compared to 2.03% for the same period in 2018.

Interest income increased $32.7 million to $93.3 million for the nine months ended September 30, 2019, as compared to $60.6 million for the nine months ended September 30, 2018. This increase was due primarily to increases of $28.8 million in interest income on loans, $1.6 million in interest on AFS securities, and $2.0 million in interest on overnight deposits. The increase in interest income on loans was due to a $657.8 million increase in the average balance of loans to $2.21 billion and a 31 basis point increase in the average yield to 5.09% for the nine months ended September 30, 2019, as compared to an average balance of $1.55 billion and an average yield of 4.78% on loans for the same period in 2018. The increase in interest on AFS securities was due to an $80.0 million increase in average balance of AFS securities to $108.5 million for the nine months ended September 30, 2019, as compared to $28.5 million for the same period of 2018. Additionally, the average yield on AFS securities increased 45 basis points to 2.54% for nine months ended 2019 as compared to 2.09% for the same period in 2018. The increase in interest on overnight deposits was due to an increase of $52.4 million in the average balance to $324.4 million for the nine months ended September 30, 2019, as compared to $272.0 million for the same period in 2018. The average yield on overnight deposits increased 53 basis points to 2.40% for nine months ended September 30, 2019, as compared to 1.87% for the same period in 2018.

The increase in average balance of loans for the three and nine months ended September 30, 2019 was primarily due to expanding existing lending relationships, particularly in skilled nursing facilities, as well as developing new relationships.  The Bank was able to fund the increased level of loan production with deposits, which increased $1.05 billion, or 63.5%, during the nine months ended September 30, 2019.

Interest Expense

Interest expense was $9.4 million for the third quarter of 2019, as compared to $3.6 million for the third quarter of 2018, an increase of $5.8 million due primarily to a $5.3 million increase in interest on deposits. The increase in interest expense on deposits was due primarily to an $810.9 million increase in the average balance of interest-bearing deposits to $1.54 billion for the third quarter of 2019 and a 63 basis point increase in the average cost of deposits to 2.03%, as compared to an average balance of interest-bearing deposits of $728.5 million and an average cost of 1.40% for the same period in 2018.

Interest expense increased $15.4 million to $23.7 million for the nine months ended September 30, 2019, as compared to $8.3 million for the nine months ended September 30, 2018. This increase was due primarily to a $12.7 million increase in interest on deposits and a $2.7 million increase in interest on borrowings. The increase in interest expense on deposits was due primarily to a $593.6 million increase in the average balance of interest-bearing deposits to $1.24 billion for the nine months ended September 30, 2019 and 79 basis point increase in the average cost of deposits to 1.98%, as compared to an average balance of $650.6 million and an average cost of 1.19% for the same period in 2018. Interest expense on borrowings increased primarily due to increase in the average balance of borrowings of $128.3 million to $218.5 million for the nine months ended September 30, 2019, as compared to $90.2 million for the nine months ended September 30, 2018, offset by a 56 basis point decrease in the average cost to 3.19% for the nine months ended September 30, 2019, as compared to 3.75% for the nine months ended September 30, 2018.

The increase in average balance of deposits for the three and nine months ended September 30, 2019 was primarily due to the continued development of several new deposit verticals, such as specialty deposits, as well as other deposit growth initiatives intended to fund loan growth.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2019 was $2.0 million, as compared to a $453,000 credit for third quarter of 2018. The credit in the provision for loan losses for the third quarter of 2018 reflects a recovery of $1.5 million related to taxi medallion loans. The provision for the third quarter of 2019 reflects loan production of $252.7 million in the third quarter of 2019, as compared to $146.9 million in the third quarter of 2018.

The provision for loan losses for the nine months ended 2019 was $1.9 million, as compared to $2.3 million for same period in 2018. The provision for the nine months ended September 30, 2019 consisted of a $6.2 million provision for loan losses recorded as a result of the record loan growth during 2019, partially offset by a credit due to recoveries of $4.3 million, of which $4.2 million related to the taxi medallion loans.

Non-Interest Income

Non-interest income increased $688,000 or 34.2% to $2.7 million for the third quarter of 2019, as compared to $2.0 million in the third quarter of 2018. This increase was due primarily to a $402,000 increase in prepaid third-party debit card income and a $159,000 increase in service charges in deposits. The increase in debit card income reflects the growth in the debit card business.

Non-interest income decreased by $2.2 million, or 22.1%, to $7.8 million for the nine months ended September 30, 2019, as compared to $10.0 million for the nine months ended September 30, 2018, primarily due to decreases of $843,000 decrease in service charges on deposit accounts and $2.1 million in other service charges and fees, offset by an increase $655,000 in debit card income. The decrease in service charges on deposit accounts and other service charges and fees were due to a decrease in wire fees and foreign currency conversion fees, which were at an elevated level during first quarter of 2018 as customers, particularly those in the digital currency business, were transferring funds from their global corporate accounts back into their U.S. accounts with the Bank. The increase in debit card income reflects the growth in the debit card business.

Non-Interest Expense

Non-interest expense increased $5.1 million to $15.5 million for the third quarter of 2019 as compared to $10.4 million for the third quarter of 2018.  Compensation and benefits increased $1.6 million to $7.9 million for the third quarter of 2019 as compared to $6.3 million for the third quarter of 2018.  This increase was due primarily to an increase in the average number of full-time employees to 168 for the third quarter of 2019, as compared to 139 for the third quarter of 2018.  For the third quarter of 2019, technology costs included licensing fees of $2.9 million related to specialty deposit products, as compared to $265,000 for the third quarter of 2018, an increase of $2.6 million. Specialty deposits amounted to $1.26 billion at September 30, 2019, as compared to $87.1 million at September 30, 2018. Bank premises and equipment increased $517,000 to $1.8 million for the three months ended September 30, 2019, as compared to $1.3 million for the same period in 2018, primarily due to the Company taking possession of new space, which is under renovation, at its headquarters in 99 Park Ave., New York, New York in August 2019. The additional rent amounted to $400,000 and it is anticipated that rent expense will include $600,000 for the new space for the fourth quarter of 2019. When renovations on the new space are complete and the Company vacates its existing space, likely to be in the first quarter of 2020, the Company will cease rent payments on the former space resulting in a reduction of rent expense of approximately $195,000 per quarter.

Non-interest expense increased $11.0 million to $42.9 million for the nine months ended September 30, 2019 as compared to $31.9 million for the nine months ended September 30, 2018. Compensation and benefits increased $4.6 million to $23.3 million for the nine months ended September 30, 2019 as compared to $18.7 million for the nine months ended September 30, 2018. This increase was due primarily to an increase in the average number of full-time employees to 162 for nine months ended September 30, 2019, as compared to 137 for the same period in 2018. For the nine months ended September 30, 2019, technology costs included licensing fees of $5.7 million related to specialty deposit products, as compared to $574,000 for the nine months ended September 30, 2018, an increase of $5.2 million. Technology costs, excluding licensing fees, decreased $599,000 to $1.8 million for the nine months ended September 30, 2019 as compared to $2.4 million for the nine months ended September 30, 2018. Bank premises and equipment increased $734,000 to $4.5 million for the nine months ended September 30, 2019, as compared to $3.7 million for the same period in 2018  primarily due to the additional rent of $400,000 for the new space at the Company’s headquarters.

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

The following table presents a summary of the Bank’s commitments and contingent liabilities as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	At September 30, 2019		At December 31, 2018

	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Undrawn lines of credit	$11,378	$196,104	$7,737	$130,547
Letters of credit	36,314	—	34,351	—
	$47,692	$196,104	$42,088	$130,547

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

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At September 30, 2019 and December 31, 2018, cash and cash equivalents totaled $435.4 million and $233.0 million, respectively. Securities classified as available-for-sale and non-trading equity investments, which provide additional sources of liquidity, totaled $250.7 million at September 30, 2019 and $30.4 million at December 31, 2018. There were $223.8 million of available-for-sale securities pledged to secure certain customer deposit accounts at September 30, 2019. There were no securities pledged at December 31, 2018.

The Bank has no material commitments or demands that are likely to affect its liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, the Bank could access its borrowing capacity with the FHLB or obtain additional funds through brokered certificates of deposit.

At September 30, 2019, the Bank had $207.5 million in loan commitments in the form of unused lines of credit. It also had $36.3 million in standby letters of credit at September 30, 2019. At December 31, 2018, the Bank had $138.3 million in loan commitments outstanding and $34.4 million in standby letters of credit.

Time deposits due within one year of September 30, 2019 totaled $89.5 million, or 3.3% of total deposits. Total time deposits were $107.3 million or 4.0% of total deposits at September 30, 2019. Time deposits due within one year of December 31, 2018 totaled $66.0 million, or 4.0% of total deposits. Total time deposits were $97.0 million or 5.8% of total deposits at December 31, 2018.

The Bank’s primary investing activities are the origination, and to a lesser extent purchase, of loans and the purchase of securities.  For the three and nine months ended September 30, 2019, the Bank’s loan production was $267.7 million and $839.7 million, respectively, as compared to $146.9 million and $528.2 million for the three and nine months ended September 30, 2018, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. Total deposits increased $1.05 billion, or 63.5%, to $2.71 billion at September 30, 2019, as compared to $1.66 billion at December 31, 2018.  This was due to increases of $802.1 million in interest-bearing demand deposits and $242.5 million in non-interest-bearing deposits. FHLB advances decreased by $41.0 million, or 22.2%, to $144.0 million at September 30, 2019, as compared to $185.0 million at December 31, 2018, as the deposit growth during the year was sufficient to support the Bank’s loan growth and to reduce the level of borrowings.

Regulation

The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. At September 30, 2019 and December 31, 2018, the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Bank manages its capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Bank reviews capital levels on a monthly basis.

	At September 30, 2019	At December 31, 2018	At December 31, 2017	Minimum Ratio to be “Well Capitalized”	Minimum Ratio Required for Capital Adequacy Purposes

The Company:
Tier 1 leverage ratio	9.6%	13.7%	13.7%	N/A	4.0%
Common equity tier 1	10.4%	13.2%	15.3%	N/A	4.5%
Tier 1 risk-based capital ratio	11.4%	14.6%	17.1%	N/A	8.0%
Total risk-based capital ratio	13.0%	16.9%	19.9%	N/A	6.0%

The Bank
Tier 1 leverage ratio	10.3%	14.7%	14.7%	5.0%	4.0%
Common equity tier 1	12.2%	15.6%	18.4%	6.5%	4.5%
Tier 1 risk-based capital ratio	12.2%	15.6%	18.4%	10.0%	8.0%
Total risk-based capital ratio	13.1%	16.7%	19.4%	8.0%	6.0%

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”), banking regulatory agencies adopted a revised definition of “well capitalized” for financial institutions and holding companies with assets of less than $10 billion and that are not determined to be ineligible by their primary federal regulator due to their risk profile (a “Qualifying Community Bank”). The new definition expanded the ways that a Qualifying Community Bank may meet its capital requirements and be deemed “well capitalized.” The new rule establishes a “community bank leverage ratio” equal to the tangible equity capital divided by the average total consolidated assets. A Qualifying Community Bank that exceeds a to-be-determined threshold for this new leverage ratio are considered to be well capitalized and to have met generally applicable leverage capital requirements, generally applicable risk-based capital requirements, and any other capital or leverage requirements to which such financial institution or holding company is subject. Regulators have established the community bank leverage ratio to be set at 9%., effective January 1, 2020.

The Bank meets all the requirements to be considered “Well-Capitalized” under applicable regulatory guidelines.  At September 30, 2019, total Commercial Real Estate Loans were 390.6% of risk-based capital, compared to 312.4% at December 31, 2018.

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

Income At-Risk. The Bank analyzes its sensitivity to changes in interest rates through a net interest income simulation model. It estimates what net interest income would be for a one-year period based on current interest rates, and then calculates what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning September 30, 2019 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

Although the net interest income table below provides an indication of interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results. The following table indicates the sensitivity of projected annualized net interest income to the interest rate movements described above at September 30, 2019 (dollars in thousands):

At September 30, 2019
Change in Interest Rates (basis points)	Net Interest Income Year 1 Forecast	Year 1 Change from Forecast
400	$81,525	(15.05)%
300	85,025	(11.40)
200	88,513	(7.77)
100	92,184	(3.94)
—	95,966	—
(100)	101,288	5.55

Given the recent decreases in market interest rates, the Company did not model a 200 basis point decrease in interest rates at September 30, 2019.

The table above indicates that at September 30, 2019, in the event of a 200 basis points increase in interest rates, the Company would experience a 7.77% decrease in net interest income. In the event of a 100 basis points decrease in interest rates, it would experience a 5.55% increase in net interest income.

Economic Value of Equity Analysis

The Bank analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates.

The table below represents an analysis of interest rate risk as measured by the estimated changes in economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +300 and +400 basis points and -100 basis points) at September 30, 2019 (dollars in thousands):

f
		Estimated Increase (Decrease) in		EVE as a Percentage of Fair
		EVE		Value of Assets (3)
Change in					Increase
Interest Rates					(Decrease)
(basis points) (1)	Estimated EVE (2)	Dollars	Percent	EVE Ratio (4)	(basis points)
+400	$201,880	$(83,988)	(29.38)%	6.74	(2.12)
+300	224,916	(60,952)	(21.32)	7.37	(1.48)
+200	247,073	(38,795)	(13.57)	7.95	(0.91)
+100	270,351	(15,517)	(5.43)	8.53	(0.33)
—	285,868	—	—	8.86	—
(100)	277,442	(8,426)	(2.95)	8.45	(0.40)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from the Company’s liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

Given the recent decreases in market interest rates, the Company did not model a 200 basis point decrease in interest rates at September 30, 2019.

The table above indicates that at September 30, 2019, in the event of a 100 basis points decrease in interest rates, the Company would experience a 0.40% decrease in its economic value of equity. In the event of a 200 basis points increase in interest rates, it would experience a decrease of 0.91% in economic value of equity.

The preceding simulation analysies do not represent a forecast of actual results and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary, prepayment/refinancing levels, the varying impact of interest rate changes on caps and floors embedded in adjustable-rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables will likely deviate from those assumed.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and the Chief Financial Officer, who is the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019 pursuant to Rule 13a‑15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2019. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various pending and threatened legal actions relating to the conduct of its normal business activities. In the opinion of management, as of September 30, 2019, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to the Company’s financial condition, results of operations, and liquidity.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this quarterly report, the reader should carefully consider the factors discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10‑K filed with the SEC on March 13, 2019 and in the Company’s June 30, 2019 Quarterly Report on Form 10-Q filed with the SEC on August 7, 2019. The Company’s evaluation of the risk factors applicable to it has not changed materially from those disclosed in the Annual Report on Form 10‑K and the June 30, 2019 Quarterly Report on Form 10-Q.

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

Metropolitan Bank Holding Corp.

Date: November 8, 2019	By:	/s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: November 8, 2019	By:	/s/ Anthony J. Fabiano

Anthony J. Fabiano

Executive Vice President and Chief Financial Officer