Form 10-K
period 2019-12-31
Metropolitan Bank Holding Corp.
filed 2020-03-09
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001‑38282

METROPOLITAN BANK HOLDING CORP.

(Exact name of registrant as specified in its charter)

New York	13-4042724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

99 Park Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 659-0600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	MCB	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2019, as reported by the New York Stock Exchange, was approximately $306.0 million.

As of March 5, 2020, there were issued and outstanding 8,300,687 shares of the Registrant’s Common Stock.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders (Part III).

NOTE ABOUT FORWARD LOOKING STATEMENTS

This Annual Report on Form 10‑K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements reflect Metropolitan Bank Holding Corp.’s (the “Company”) current views with respect to, among other things, future events and the Company’s financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “attribute,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Accordingly, the Company cautions that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those factors listed in this report under the heading “Risk Factors” and the following: the inability of customers to repay their obligations; developments in the financial services industry and U.S. and global credit markets; downward changes in the direction of the economy nationally; changes in market interest rates; changes in the value of real estate in the Bank’s market area; decreased demand for the Bank’s products and services; competition among depository and other financial institutions; changes in laws or government regulations or policies affecting financial institutions, including changes in capital requirements; changes in accounting policies and practices; environmental liability; failure to implement new technologies in the Company’s operations; changes in its liquidity; changes in its funding sources; failure of its controls and procedures; and its success in managing risks involved in the foregoing. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. Some of these risks and other aspects of the Company’s business and operations are also described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. The Company undertakes no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, except as required by the law.

PART I

Item 1.  Business

The Company is a bank holding company headquartered in New York, New York and registered under the Bank Holding Company Act (the “BHC Act”). Through its wholly owned bank subsidiary, Metropolitan Commercial Bank (the “Bank” or “Metropolitan”), a New York state chartered bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals in the New York metropolitan area. The Company’s founding members, including the Chief Executive Officer, Mark DeFazio, recognized a need in the New York metropolitan area for a solutions-oriented, relationship bank focused on middle market companies and real estate entrepreneurs whose financial needs are often overlooked or deprioritized by larger financial institutions. The Bank was established in 1999 with the goal of helping these under-served clients build and sustain wealth. Its motto, “The Entrepreneurial Bank,” is a reflection of the Bank’s aspiration to develop a middle-market bank that shares the same entrepreneurial spirit of its clients. By combining the high-tech service and relationship-based focus of a community bank with the extensive suite of financial products and services offered by its largest competitors, Metropolitan is well-positioned to continue to capitalize on the significant growth opportunities available in the New York metropolitan area.

In addition to traditional commercial banking products, the Bank offers corporate cash management and retail banking services and serves as an issuing bank for third-party debit card programs nationwide. The Bank has developed various deposit gathering strategies, which generate the funding necessary to operate without a large branch network. These activities, together with six strategically located banking centers, generate a stable source of deposits and a diverse loan portfolio with attractive risk-adjusted yields. As of December 31, 2019, the Company’s assets, loans, deposits and stockholders’ equity totaled $3.36 billion, $2.67 billion, $2.79 billion and $299.1 million, respectively.

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

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an Emerging Growth Company (“EGC”). The Company qualifies as an EGC under the JOBS Act.

As an EGC, the Company is not required to, and does not hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An EGC also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting and can provide reduced disclosure regarding executive compensation. Finally, as an EGC, the Company has elected to comply with new or amended accounting pronouncements on a delayed basis in the same manner as a private company.

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

Amendments to the SEC’s Smaller Reporting Company Definition

On June 28, 2018, the Securities Exchange Commission (“SEC”) adopted amendments to its regulations that raise the thresholds of which entities would be defined as a smaller reporting company (“SRC”), which permits reduced disclosure and later filing deadlines. The amendments to the SRC definition became effective on September 10, 2018. Under the new definition of SRC, a company with less than $250 million of public float will be eligible to provide reduced disclosures. Additionally, companies with less than $100 million in annual revenues and either no public float or a public float that is less than $700 million will also be eligible to provide reduced disclosures. Under the revised SRC definition, the Company would be permitted to provide reduced disclosure under Regulation S-K and Regulation S-X. A reporting company will determine whether it qualifies as an SRC annually as of the last business day of its second fiscal quarter. A company must reflect its SRC status in its Form 10-Q for the first fiscal quarter of the next year.

The Company qualifies as an SRC for the fiscal year of 2019. Given that its revenues have exceeded $100 million for the year ended December 31, 2019, the Company expects that it will lose its SRC status at the annual determination at June 30, 2020 (assuming its public float exceeds $250 million on that date), and will be unable to use the SRC reduced disclosure accommodations beginning with its Form 10-Q for the first quarter of 2021.

The Company has elected to take advantage of certain exemptions allowed as an EGC and smaller reporting company. In addition, the Company has elected to use the extended transition period for complying with new or revised accounting standards as permitted by the JOBS Act.

Available Information

The SEC maintains an internet site, http://www.sec.gov, that contains the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments thereto, and other reports electronically filed with the SEC. The Company makes these documents filed with the SEC available free of charge through the Company’s website, www.mcbankny.com, by clicking the Investor Relations tab and selecting “Annual Reports & SEC Filings.”

Market Area

The Bank’s primary market consists of the New York metropolitan area, specifically Manhattan and the outer boroughs, and Nassau County. This market is well-diversified and represents the largest market for middle market businesses in the country (defined as businesses with annual revenue of $5 million to $200 million). Middle-market businesses have changed in type, but not in substance, with respect to banking needs in recent decades following a commercial trend out of manufacturing and into services. This has been to the advantage of the middle-market business community in the New York metropolitan area, which has continued to grow at a better than average pace relative to other metropolitan regions in the United States.

The Bank operates six banking centers strategically located within close proximity to target clients. There are four banking centers in Manhattan, one in Brooklyn, New York, and one in Great Neck, Long Island. The 99 Park Avenue banking center, adjacent to the Company headquarters, is located at the center of one of the largest markets for bank deposits in the New York Metropolitan Statistical Area due to the abundance of corporate and high net worth clients. The Manhattan banking centers are centrally located in the heart of neighborhoods strongly identified with specific business sectors, with which the Bank has strong existing relationships. The Brooklyn banking center is in the active Boro Park neighborhood, which is home to many small and medium-sized businesses, and where several important existing lending clients live and work. The banking center in Great Neck, Long Island represents a natural extension of the Bank’s efforts to establish a physical footprint in areas where many of its existing and prospective commercial clients are located, and also serves as a central hub for philanthropic and community events.

Competitors

The bank and non-bank financial services industry in the Bank’s markets and surrounding areas is highly competitive. The Bank competes with a wide range of regional and national banks located in its market areas as well as non-bank commercial finance companies on a nationwide basis. The Bank faces competition in both lending and attracting funds as well as merchant processing services from commercial banks, savings associations, credit unions, consumer finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, non-bank lenders, government agencies and certain other non-financial institutions. Many of these competitors have higher lending limits and more assets, capital and resources than the Bank, and may be able to conduct more intensive and broader-based promotional efforts to reach both commercial and individual customers. Competition for deposit products can depend heavily on pricing because of the ease with which customers can transfer deposits from one institution to another.

The Bank’s primary market consists of the New York metropolitan area, specifically Manhattan and the outer boroughs, and Nassau County The Bank’s market area has a diversified economy typical of most urban population centers, with the majority of employment provided by services, wholesale/retail trade, finance/insurance/real estate (“FIRE”), technology companies and construction. The services industry accounts for the largest employment sector across the two primary market area counties, while wholesale/retail trade accounts for the second largest employment sector in Nassau and New York Counties. New York City is one of the premier financial centers in the world, and thus FIRE is the third largest employment sector in New York County.

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

Business Strategy

The Bank’s strategy is to continue to build a relationship-oriented commercial bank through organically growing its existing client relationships and developing new long-term clients. The Bank focuses on New York metropolitan area middle-market businesses with annual revenue of $200 million or less and New York metropolitan area real estate entrepreneurs with a net worth of $5 million or more. The Bank originates and services Commercial Real Estate (“CRE”) and Commercial and Industrial (“C&I”) loans of generally between $2 million and $20 million, which it believes is an under-served segment of the market. Management believes that the Bank is positioned in a market area offering significant growth opportunities. As it grows, the Bank plans to continue its success in converting many of its lending clients into full retail relationships.

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

On-going relationships and tailored products

The Bank’s primary goal is to help clients build and sustain wealth. Management believes that the focus on servicing all aspects of the clients’ businesses, including cash management and lending solutions, positions the Bank to be able to provide a host of services designed to meet clients’ current and future needs. The Bank has the flexibility and commitment to create solutions tailored to the needs of each client. For example, the Bank entered the healthcare lending space in 2001 and built out processes, procedures, and customized infrastructure to support its clients in this industry. Management intends to continue leveraging the quality of its team, existing relationships and client-centered approach to further grow its tailored banking solutions, build deeper relationships and increase penetration in its market area. Additionally, the Bank is always working to improve its team by attracting and developing individuals that embody its spirit as “The Entrepreneurial Bank.” This ensures that it continues to meet its high standard of excellence, which drives relationships and loan growth.

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

1)

Borrowing clients – the Bank generates significant deposits from its borrowing clients. The Bank provides commercial clients with convenient solutions such as remote deposit capture, business online banking and various other retail services and products. The Bank expects to continue its success of converting lending clients into full retail clients and strategically expand its retail presence.

2)

Non-borrowing retail clients – these customers, located primarily in the New York City (“NYC’’) metro area, need an efficient technology interface and the personal service of an experienced banker who can assist them in managing their day to day operations. Management believes that not every potential client of the Bank is in need of extensions of credit; instead these clients require a bank that reduces or eliminates the friction experienced in running their businesses in order to make them more efficient and competitive.

3)

Third-party debit card issuing business – the Bank entered into this business in 2004 and it has provided the Bank with zero-cost long-term deposits. It is expected that the third-party debit card issuing business will continue to be a source of low-cost deposits as the Bank continues to add new clients to the program.

4)	Government or state directed funds, which provide further diversification of the deposit base.
5)

Digital currency customers – the Bank provides these customers with a suite of cash management solutions including wire transfers, ACH and foreign exchange conversion. The Bank does not have any digital assets or liabilities on its statement of financial condition and does not take any digital currency exchange rate risk.

6)

Corporate cash management clients – the Bank provides corporate cash management services to clients who are in possession of or have discretion over large deposits such as, but not limited to, property management companies, title companies and bankruptcy trustees.

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

Loans are generally written for terms of three to five years, although loans with longer terms are occasionally written. Interest rates may be fixed or floating, and repayment schedules are generally based on a 25 to 30-year amortization schedule although interest only loans are also offered.

Factors considered in the underwriting include: the stability of the projected cash flows from the real estate based on operating history, tenancy, and current rental market conditions; development and property management experience of the principals; financial wherewithal of the principals, including an analysis of global cash flows; and credit history of the principals. Maximum loan to value ratios range from 50% to 75%, depending on the property type. The minimum debt coverage ratio is 1.20x, with higher coverage required for hospitality and special use properties.

At December 31, 2019, $478.2 million, or 22.9%, of the Bank’s real estate loan portfolio consisted of loans to the healthcare industry and $459.0 million, or 96.0%, of these loans were made to nursing and residential care facilities. These loans are made to borrowers with strong cash flows and the Bank generally obtains the personal guarantee of high net worth sponsors. The Bank has lenders who are well experienced in lending to the healthcare industry, and particularly to skilled nursing homes. They generally originate loans with very experienced operators who typically have over 1,000 beds under management. In addition to being secured by real estate, these loans are also secured by the assets of the operating company, and in almost all cases the credit facilities are personally guaranteed by principals of the company, who are typically high net worth individuals. The Bank also originates term loans to standalone medical facilities such as radiology and dialysis centers and medical practices, which are secured by the assets of the company and the personal guaranty of the physicians within the practice.

A Phase I Environmental Report is generally required for all new CRE loans.

Multi-family

The multi-family loan portfolio consists of loans secured by multi-tenanted residential properties located in the New York City or greater New York area. In underwriting multi-family loans, the Bank employs the same underwriting standards and procedures as are employed for non-owner occupied CRE.

During the second quarter of 2019, new and onerous Rent Regulations were signed into law by the State of New York. These new laws mostly impact rent stabilized units in the NYC boroughs. The new laws limit rent increases for rent stabilized multi-family properties, which may make it difficult for owners of these properties to offset increasing property expenses and generate excess cash flows. If expense growth exceeds revenue growth, the property may not generate sufficient cash flows to cover debt service.

The Bank analyzed its portfolio of stabilized multi-family loans, including free market or combinations of rent controlled and free market multi-family properties, to determine if any of the business plans of the properties could be adversely affected by the new regulations in way that the Bank’s underwritten debt service coverage levels could be meaningfully lower than those which might ultimately be achieved. The Bank has concluded that the new NYC rent regulations had a very modest impact since the Bank’s multi-family loans are underwritten to current cash flows. The weighted average debt coverage ratio on rent-regulated stabilized multi-family properties was 1.78x at December 31, 2019.  The properties had an average loan-to-value of 46.2% at December 31, 2019, which provides a cushion against potential declines in value.

Construction Loans

Construction lending involves additional risks when compared to permanent loans. These risks include completion risk, which is impacted by unanticipated delays and/or cost overruns; and market risk, i.e., the risk that market rental rates and/or market sales prices may decline before the project is completed. Therefore, only on a very selective basis will the Bank originate construction loans. In most cases these loans are extensive renovation loans as opposed to ground up construction. However, from time to time the Bank will originate a ground up construction loan. In all cases the owner/developer will have extensive construction experience in building this type of property, sufficient equity in the transaction (maximum loan to cost of 65%) and personal recourse on the loan. The Bank has established conservative exposure targets as a percentage of risk-based capital for construction lending.

Commercial and Industrial Loans

C&I credit facilities are made to a wide range of industries. The principals of the companies have extensive experience in acquiring and operating their business. The industries include retail, wholesale and importers and exporters of a wide range of products. The loans are secured by the assets of the company including accounts receivable, inventory and equipment and, in almost all cases, are personally guaranteed. Collateral may also include owner-occupied real estate. The Bank targets companies that have $200 million of revenues or less.

The Bank’s lines of credit are generally renewed on an annual basis, and its term loans typically have terms of two to five years. The credit facilities may be made with either fixed or floating rates.

C&I loans are subject to risk factors that are unique to each business. In underwriting these loans, the Bank seeks to gain an understanding of each client’s business in order to accurately assess the reliability of the company’s cash flows. The Bank prefers to lend to borrowers who are well capitalized, and have an established track record in their business, with predictable growth and cash flows.

At December 31, 2019, $187.6 million, or 46.8%, of the Bank’s commercial loan portfolio consisted of loans to the healthcare industry and $98.7 million, or 52.6%, of these loans were made to nursing and residential care facilities. These loans are made to borrowers with strong cash flows and the Bank generally obtains the personal guarantee of high net worth sponsors. Within the C&I lending group, the Bank has lenders who are well experienced in lending to the healthcare industry, and particularly to skilled nursing homes. They generally originate loans with very experienced operators who typically have over 1,000 beds under management. In all cases these loans are secured by the assets of the operating company, and in almost all cases the credit facilities are personally guaranteed by principals of the company, who are typically high net worth individuals. The Bank also originates term loans to standalone medical facilities such as radiology and dialysis centers and medical practices, which are secured by the assets of the company and the personal guaranty of the physicians within the practice.

Consumer Loans

The Bank purchases consumer loans nationwide through a physician-focused finance company. The loans are made only to healthcare professionals who meet specific credit criteria and all loans are independently underwritten by the Bank. The Bank also purchases consumer loans from a regional bank that offers student loan refinancing to individuals who are no longer students, but are now employed in their chosen professions. These individuals must also meet high credit standards and the Bank independently re-underwrites these loans. At December 31, 2019, consumer loans comprised 3% of the Bank’s loan portfolio. Beginning in 2019, the Bank had decided to no longer purchase or originate consumer loans; however, this may change in the future.

Deposit Products and Services

The Bank’s retail products and services are similar to those of mid-to-large competitive banks in its market, and include, but are not limited to, online banking, mobile banking, ACH, and remote deposit capture. The Bank has and will continue to make investments in technology to meet the needs of its customers.

Third-Party Debit Card Issuing Business

The Bank serves as an issuing bank for third-party debit card programs nationwide. Products include general purpose reloadable cards, payroll, corporate, incentive, commission, rebates and gift cards. The Bank is one of the few U.S. banks that issues debit cards for third-party program managers and there is a high bar for entry in this space due to the rigorous risk management and compliance requirements.

Third-party debit cards and mobile services are unique and practical solutions for almost any payment need. Third-party debit cards provide a transparent, cost-effective alternative to cash and checks for governments and businesses, as well as individuals. It provides electronic payment services to those individuals or financial technology companies that operate outside the traditional banking system and also serves the needs of customers who find it an ideal payment tool for segmenting their spending such as travel and online shopping.

Corporate Cash Management Deposit Accounts

The Bank’s entrepreneurial approach has encouraged management to find alternatives to traditional retail bank services, such as corporate cash management deposit accounts. These accounts belong to clients who are in possession of or have discretion over large deposits such as, but not limited to, property management companies, title companies and bankruptcy trustees. The accounts provide a significant source of deposits. At December 31, 2019, deposits in these accounts amounted to $1.28 billion, which was 46.0% of total deposits. These accounts included money market accounts, demand accounts and other interest-bearing transaction accounts.

Digital Currency Customers

The Bank provides cash management solutions to digital currency customers. The funds deposited by these customers are denominated in U.S. dollars, and not digital currency. The Bank maintains a robust risk management program that is designed to ensure safe and sound operations in compliance with applicable laws, rules and guidance.

Customers maintain a portion of these deposits in non-interest-bearing settlement accounts with the Bank, while the rest are in corporate non-interest-bearing accounts. At December 31, 2019, aggregate deposits related to digital currency customers amounted to $104.2 million, or 3.7% of total deposits.

Asset Quality

Non-Performing Assets

Non-performing assets consist of non-accrual loans, non-accrual troubled debt restructurings (“TDRs”), loans past due 90 days and still accruing and other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure. Past due status on all loans is based on the contractual terms of the loan. It is generally the Bank’s policy that a loan 90 days past due be placed on non-accrual status unless factors exist that would eliminate the need to place a loan in this status. A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. At the time loans are placed on non-accrual status, the accrual of interest is discontinued, and previously accrued interest is reversed. Payments received on non-accrual loans are generally applied to principal. Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Bank expects to receive all of its original principal and interest.

Troubled Debt Restructurings

The Bank works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Bank modifies the terms of certain loans to maximize their collectability. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs under current accounting guidance. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.

Impaired Loans

A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.

The majority of the Bank’s impaired loans are secured and measured for impairment based on collateral valuations. It is the Bank’s policy to obtain updated appraisals by independent third parties on loans secured by real estate at the time a loan is determined to be impaired. An impairment measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation or charge-off. In determining the amount of any specific allocation or charge-off, the Bank will make adjustments to reflect the estimated costs to sell the collateral. Upon receipt and review of the updated appraisal, an additional measurement is performed to determine if any adjustments are necessary to reflect the proper provisioning or charge-off. Impaired loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allocation or recognition of additional charge-offs. Non-real estate collateral may be valued using (i) an appraisal, (ii) net book value of the collateral per the borrower’s financial statements, or (iii) accounts receivable aging reports, that may be adjusted based on management’s knowledge of the client and client’s business. If market conditions warrant, future appraisals are obtained for both real estate and non-real estate collateral.

Allowance for Loan Losses

The Allowance for Loan Losses (“ALLL”) is an amount that management believes will be adequate to absorb probable incurred losses on existing loans. The allowance is established based on management’s evaluation of the probable incurred losses inherent in the Bank’s portfolio in accordance with Generally Accepted Accounting Principles (“GAAP”) and is comprised of both specific valuation allowances and general valuation allowances.

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

The general component of ALLL covers non-impaired loans and is based on historical loss experience adjusted for current qualitative factors. Loans not impaired but classified as substandard and special mention use a historical loss factor on a rolling two-year history of net losses. For all other unclassified loans, the historical loss experience is determined by portfolio class and is based on the actual loss history experienced by the Bank over the most recent two years. This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio class. These qualitative factors include consideration of the following: (1) level and trends in delinquencies and non-accrual loans, (2) trends in volume and terms of loan, (3) effects of any changes in lending policies, (4) the experience, ability, and depth of lending management and staff, (5) national and local economic trends and conditions, (6) level and trends in exceptions to loan policies, (7) level and trends in charge-offs, (8) adequacy of loan reviews, and (9) concentration of credit and changes in the levels of such concentrations.

The ALLL is increased through a provision for loan losses that is charged to operations. Loans are charged off against the allowance for loan losses when management believes that the collectability of all or a portion of the principal is unlikely. Management’s evaluation of the adequacy of the allowance for loan losses is performed on a quarterly basis and takes into consideration such factors as the credit risk grade assigned to the loan, historical loan loss experience and review of specific impaired loans. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

In June 2016, the FASB issued Accounting Standard Update No. 2016‑13, Financial Instruments – Credit Losses (Topic 326), which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. This Accounting Standard Update will be effective January 1, 2023 for the Company. See “Risk Factors – The FASB has recently issued an accounting standard update that will result in a significant change in how the Company recognizes credit losses and may have a material impact on its financial condition or results of operations.”

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

Credit Risk Management

Underwriting

In evaluating each potential loan relationship, the Bank adheres to a disciplined underwriting evaluation process including but not limited to the following:

•	understanding the customer’s financial condition and ability to repay the loan;
•	verifying that the primary and secondary sources of repayment are adequate in relation to the amount and structure of the loan;
•	observing appropriate loan to value guidelines for collateral secured loans;
•	identifying the customer’s level of experience in their business;
•	identifying macroeconomic and industry level trends;
•	maintaining targeted levels of diversification for the loan portfolio, both as to type of borrower and geographic location of collateral; and
•	ensuring that each loan is properly documented with perfected liens on collateral.

Credit Risk Management for Lending Products

Credit Risk Management strategies for specific lending products are outlined in the “Lending Products” section above.

Loan Approval Authority

The Bank’s lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by its Board of Directors and management. The Bank has established several levels of lending authority that have been delegated by the Board of Directors to the Loan Committee and other personnel in accordance with the Lending Authority in the Commercial Loan Policy. Authority limits are based on the individual loan size and the total exposure of the borrower and are conditioned on the loan conforming to the policies contained in the Commercial Loan Policy. All loans over $7.5 million go to Loan Committee for approval. The Loan Committee is comprised of Board members and does not include members of management. There are four Board members who are permanent members of the Loan Committee; and a minimum of two other Board members rotate quarterly. Loans less than $7.5 million are approved by management subject to individual officer approval limits.

Any loan policy exceptions are fully disclosed to the approving authority.

Loans to One Borrower

In accordance with loans-to-one-borrower regulations promulgated by the NYSDFS, the Bank is generally limited to lending no more than 15% of its unimpaired capital and unimpaired surplus to any one borrower or borrowing entity. This limit may be increased by an additional 10% for loans secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. To qualify for this additional 10%, the Bank must perfect a security interest in the collateral and the collateral must have a market value at all times of at least 100% of the loan amount that exceeds 15% of the Bank’s unimpaired capital and unimpaired surplus. At December 31, 2019, the Bank’s regulatory limit on loans-to-one borrower was $53.5 million.

Management understands the importance of concentration risk and continuously monitors the Bank’s loan portfolio to ensure that risk is balanced between such factors as loan type, industry, geography, collateral, structure, maturity and risk rating, among other things. The Bank’s Commercial Loan Policy establishes detailed concentration limits and sub-limits by loan type and geography.

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

In general, whenever a particular loan or overall borrower relationship is downgraded to pass-watch, special mention or substandard based on one or more standard loan grading factors, the Bank’s credit officers engage in active evaluation of the asset to determine the appropriate resolution strategy. Management and the Board of Directors regularly review the status of the watch list and classified assets portfolio as well as the larger credits in the portfolio.

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

The Bank has legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored agencies, mortgage-backed and municipal government securities, deposits at the Federal Home Loan Bank of New York (“FHLBNY”), certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade money market mutual funds. It is also required to maintain an investment in FHLBNY stock, which investment is based primarily on the level of its FHLBNY borrowings. Additionally, the Bank is required to maintain an investment in Federal Reserve Bank of New York (“FRBNY”) stock equal to six percent of its capital and surplus.

The large majority of its investments are classified as available-for-sale (“AFS”) and can be used to collateralize FHLBNY borrowings, FRB borrowings, public funds deposits or other borrowings. At December 31, 2019, the investment portfolio consisted primarily of residential and commercial mortgage-backed securities, U.S. Government Agency securities, and CRA mutual funds. While the Bank has the authority under applicable law to enter into certain derivatives transactions, it did not enter into any derivatives transactions during 2019.

Sources of Funds

Deposits

Deposits have traditionally been the Bank’s primary source of funds for use in lending and investment activities. The Bank generates deposits from prepaid third-party debit card programs, digital currency customers, its cash management platform offered to bankruptcy trustees, property management companies and others, local businesses, individuals through client referrals and other relationships and through its retail branch network. The Bank believes that it has a very stable deposit base as it successfully encourages its business borrowers to maintain their operating banking relationship with it. The Bank’s deposit strategy primarily focuses on developing borrowing and other service-oriented relationships with customers rather than competing with other institutions on rate. It has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds.

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

Personnel

As of December 31, 2019, the Bank had 167 full-time employees, none of whom are represented by a collective bargaining unit. The Company believes that it has a good working relationship with its employees.

Subsidiaries

Metropolitan Commercial Bank is the sole subsidiary of Metropolitan Bank Holding Corp. and there are no subsidiaries of Metropolitan Commercial Bank.

Properties

The Company believes that the current facilities at its branches are adequate to meet its present and foreseeable needs. In April 2019, the Company executed a lease agreement to expand the space occupied at its headquarters at 99 Park Ave., New York, New York. The Company took possession of the new space during the third quarter of 2019 and commenced renovations. When the renovations are completed, the Company will vacate its existing space and move into the new office space, likely in the second quarter of 2020.

For more information on properties of the Company, see “Item 2 – Properties” of this Form 10-K.

Federal, State and Local Taxation

The following is a general description of material tax matters and does not purport to be a comprehensive review of the tax rules applicable to the Company.

For federal income tax purposes, the Company files a consolidated income tax return on a calendar year basis using the accrual method of accounting. The Company is subject to federal income taxation in the same manner as other corporations. For its 2019 taxable year, the Bank is subject to a maximum Federal income rate of 21%.

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

Any change in the applicable laws and regulations could have a material adverse impact on the Company and the Bank and their operations and the Company’s stockholders.

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”) was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Wall Street and Consumer Protection Act (“Dodd-Frank Act”). While the Economic Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for banks and their holding companies.

The Economic Growth Act, among other matters, simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking agencies to establish a single Community Bank Leverage Ratio (“CBLR”). Regulators have established the CBLR to be set at 9%, effective January 1, 2020. Any qualifying depository institution or its holding company that exceeds the CBLR will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be "well-capitalized" under the prompt corrective action rules. In addition, the Economic Growth Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, through the FDIC as collection agent, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The remaining bonds issued by the FICO matured in 2019.

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

The capital standards require the maintenance of a common equity Tier 1 capital ratio, Tier 1 capital ratio and total capital to risk-weighted assets ratio of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital consists primarily of common stockholders’ equity and related surplus, plus retained earnings, less any amounts of goodwill, other intangible assets, and other items required to be deducted. Tier 1 capital consists primarily of common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital primarily includes capital instruments and related surplus meeting specified requirements and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The Bank’s capital conservation buffer was at 2.5% of risk-weighted assets at December 31, 2019.

As a result of the recently enacted Economic Growth Act (the “Act”), banking regulatory agencies adopted a revised definition of “well capitalized” for financial institutions and holding companies with assets of less than $10 billion and that are not determined to be ineligible by their primary federal regulator due to their risk profile (a “Qualifying Community Bank”). The new definition expanded the ways that a Qualifying Community Bank may meet its capital requirements and be deemed “well capitalized.” The new rule establishes a community bank leverage ratio (“CBLR”) equal to the tangible equity capital divided by the average total consolidated assets. Regulators have established the CBLR to be set at 9%, effective January 1, 2020.

A Qualifying Community Bank that maintains a leverage ratio greater than 9% is considered to be well capitalized and to have met generally applicable leverage capital requirements, generally applicable risk-based capital requirements, and any other capital or leverage requirements to which such financial institution or holding company is subject.

At December 31, 2019, the Bank’s capital exceeded all applicable requirements.

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

Federal Reserve System

Under FRB regulations, the Bank is required to maintain reserves at the FRB against its transaction accounts, including checking and Negotiable Order of Withdrawal (“NOW”) accounts. The regulations currently require that banks maintain average daily reserves of 3% on aggregate transaction accounts over $16.3 million and up to $124.2 million and 10% against that portion of total transaction accounts in excess of $124.2 million. The first $16.3 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these requirements. The requirements are adjusted annually by the FRB. The FRB began paying interest on reserves in 2008.

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

Community Reinvestment Act and Fair Lending Laws

Federal Regulation

Under the CRA, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FRB to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching or merger) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent FRB examination during 2019, the Bank was rated “Satisfactory” with respect to its CRA compliance.

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

•	Establishment of a program specifying procedures for obtaining and maintaining certain records from customers seeking to open new accounts, including verifying the identity of customers;
•	In certain circumstances, compliance with enhanced due diligence policies, procedures and controls designed to detect and report money-laundering, terrorist financing and other suspicious activity;
•	Monitoring account activity for suspicious transactions; and
•	A heightened level of review for certain high-risk customers or accounts.

The USA PATRIOT Act also includes prohibitions on correspondent accounts for foreign shell banks and requires compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

The bank regulatory agencies have increased the regulatory scrutiny of the BSA and anti-money laundering programs maintained by financial institutions. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements. In addition, for financial institutions engaging in a merger transaction, federal bank regulatory agencies must consider the effectiveness of the financial institution’s efforts to combat money laundering activities.

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

An EGC may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An EGC also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting and can provide reduced disclosure regarding executive compensation. Finally, an EGC may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an EGC.

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

Amendments to the SEC’s Smaller Reporting Company Definition

On June 28, 2018, the SEC adopted amendments to its regulations that raise the thresholds of which entities would be defined as a “smaller reporting company,” which permits reduced disclosure under Regulation S-K and Regulation S-X. The amendments to the smaller reporting company definition became effective on September 10, 2018. Under the new definition of “smaller reporting company,” a company with less than $250 million of public float will be eligible to provide reduced disclosures. Additionally, companies with less than $100 million in annual revenues and either no public float or a public float that is less than $700 million will also be eligible to provide reduced disclosures. Under the revised “smaller reporting company” definition, the Company would be permitted to provide reduced disclosure under Regulation S-K and Regulation S-X.

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

Item 1A. Risk Factors

The Company’s operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, which could adversely affect its business, financial condition, results of operations, cash flows and the trading price of its common stock.

A substantial portion of the Bank’s loan portfolio consists of CRE, multi-family real estate loans and commercial loans, which have a higher degree of risk than other types of loans.

CRE, multi-family real estate and commercial loans are often larger and involve greater risks than other types of loans since payments on such loans are often dependent on the successful operation or development of the property or business involved. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase the Bank’s risk related to CRE, multi-family real estate and commercial loans. If the cash flows from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Further, due to the larger average size of such loans and the fact that they are secured by collateral that is generally less readily-marketable as compared with other loan types, losses incurred on a small number of such loans could have a material adverse impact on the Bank’s financial condition and results of operations.

In addition, CRE loan concentration is an area that has experienced heightened regulatory focus. Under CRE guidance issued by banking regulators, banks with holdings of CRE, land development, construction, and certain multi-family loans in excess of certain thresholds must employ heightened risk management practices. These loans are also subject to written policies that establish certain limits and standards. Such compliance requirements imposed on the Company’s CRE, multi-family or construction lending and the potential limits to the generation of these types of loans could have material adverse effect on its financial condition and results of operations.

Because the Bank intends to continue to increase its commercial loans, its credit risk may increase.

The Bank intends to increase its portfolio of commercial loans, including working capital lines of credit, equipment financing, healthcare and medical receivables, documentary letters of credit and standby letters of credit. These loans generally have more risk than one-to four-family residential mortgage loans and commercial loans secured by real estate. Since repayment of commercial loans depends on the successful management and operation of borrowers’ businesses, repayment of such loans can be affected by adverse conditions in the local and national economy. In addition, commercial loans generally have a larger average size as compared with other loans such as residential loans, and the collateral for commercial loans is generally less readily-marketable. The Bank’s plans to increase its portfolio of these loans could result in a material adverse impact on its financial condition and results of operations. An adverse development with respect to one loan or one credit relationship can expose the Bank to significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan or a commercial real estate loan.

If the allowance for loan losses is not sufficient to cover actual loan losses, earnings could decrease.

Loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Bank may experience significant credit losses, which could have a material adverse effect on its operating results. Various assumptions and judgments about the collectability of the loan portfolio are made, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many loans. In determining the amount of the allowance for loan losses, management reviews the quality of its loan portfolio and its loss and delinquency experience and evaluates economic conditions.

The determination of the appropriate level of allowance is subject to judgment and requires the Bank to make significant estimates of current credit risks and future trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for loan losses may not cover losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. Non-performing loans may increase, and non-performing or delinquent loans may adversely affect future performance. In addition, federal and state regulators periodically review the allowance for loan losses, the policies and procedures the Bank uses to determine the level of the allowance and the value attributed to non-performing loans or to real estate acquired through foreclosure. Such regulatory agencies may require an increase in the allowance for loan losses or recognize further loan charge-offs. Any significant increase in allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on the results of operations and financial condition. See “Risk Factors – The FASB has recently issued an accounting standard update that will result in a significant change in how the Company recognizes credit losses and may have a material impact on its financial condition or results of operations.”

A downturn in economic conditions could cause deterioration in credit quality, which could depress net income and growth.

The principal economic risk associated with each class of loans is the creditworthiness of the borrower, which is affected by the strength of the relevant business market segment, local market conditions, and general economic conditions. The Bank’s loan portfolio includes many real estate secured loans, demand for which may decrease during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values and a slowdown in housing. If negative economic conditions develop in the New York market or the United States, the Bank could experience higher delinquencies and loan charge-offs, which would adversely affect its net income and financial condition. Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing real estate collateral, as well as the ultimate values obtained from disposition, could reduce earnings and adversely affect the Bank’s financial condition.

As a business operating in the financial services industry, the Bank’s business and operations may be adversely affected by weak economic conditions.

The Bank’s business and operations, which primarily consist of lending money to customers, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, growth and profitability from the Bank’s lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries, including uncertainty over the stability of the euro currency, the effect of global trade discussions and imposition of tariffs, could affect the stability of global financial markets, which could hinder U.S. economic growth.

The Bank’s business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond the Bank’s control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on the business, financial condition, results of operations and prospects of the Bank.

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

A large portion of the Bank’s business is concentrated in New York, and in New York City in particular. A significant decline in local economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond the Bank’s control, would likely cause an increase in the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in its loan portfolio. As a result, a downturn in the local economy, generally and the real estate market specifically, could significantly reduce the Bank’s profitability and growth and adversely affect its financial condition.

The Bank is exposed to the risks of natural disasters and global market disruptions.

The Bank handles a substantial volume of customer and other financial transactions every day. Its financial, accounting, data processing, check processing, electronic funds transfer, loan processing, online and mobile banking, automated teller machines, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond its control. This could adversely affect the Bank’s ability to process these transactions or provide these services. There could be sudden increases in customer transaction volume, electrical, telecommunications or other major physical infrastructure outages, natural disasters, events arising from local or larger scale political or social matters, including terrorist acts, pandemics, and cyber-attacks. The Bank continuously updates these systems to support its operations and growth. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones. Operational risk exposures could adversely impact the Company’s results of operations, liquidity and financial condition, and cause reputational harm.

Additionally, global markets may be adversely affected by natural disasters, the emergence of widespread health emergencies or pandemics, cyber-attacks or campaigns, military conflict, terrorism or other geopolitical events. Global market disruptions may affect the Bank’s business liquidity. Also, any sudden or prolonged market downturn in the United States or abroad, as a result of the above factors or otherwise could result in a decline in revenue and adversely affect the Company’s results of operations and financial condition, including capital and liquidity levels.

Interest rate shifts may reduce net interest income and otherwise negatively impact the Bank’s financial condition and results of operations.

The majority of the Company’s banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, the Bank’s earnings and cash flows depend, to a great extent, upon the level of its net interest income (the difference between the interest income earned on loans, investments, other interest earning assets, and the interest paid on interest bearing liabilities, such as deposits and borrowings). Changes in interest rates can increase or decrease net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes.

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

The Bank’s securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on the Bank’s financial condition, as its AFS securities are reported at their estimated fair value and, therefore, are impacted by fluctuations in interest rates. The Company increases or decreases stockholders’ equity by the amount of change in the estimated fair value of the AFS securities, net of taxes.

Changes in card network fees could impact operations.

Card networks periodically increase the fees (known as interchange fees) that are charged to acquirers and that the Bank charges to its merchants. It is possible that competitive pressures will result in the Bank absorbing a portion of such increases in the future, which would its increase costs, reduce profit margin and adversely affect its business and financial condition. In addition, the card networks require certain capital requirements. An increase in the required capital level would further limit the use of capital for other purposes.

A failure in the Bank’s operational systems or infrastructure, or those of third parties, could impair the Bank’s liquidity, disrupt its businesses, result in the unauthorized disclosure of confidential information, damage its reputation and cause financial losses.

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

A material portion of the Bank’s loan portfolio is comprised of loans collateralized by real estate. There is a risk that hazardous or toxic waste could be discovered on the properties that secure these loans. If the Bank acquires such properties as a result of foreclosure, it could be held responsible for the cost of cleaning up or removing this waste, and this cost could exceed the value of the underlying properties and materially and adversely affect it.

The Bank could be adversely affected by the soundness of other financial institutions and other third parties it relies on.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Bank has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional customers. Many of these transactions expose the Bank to credit risk in the event of a default by a counterparty or client. In addition, credit risk may be exacerbated when its collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Furthermore, successful operation of the debit card and cash management solutions business depends on the soundness of third party processors, clearing agents and others that the Bank relies on to conduct its merchant business. Any losses resulting from such third parties could adversely affect the business, financial condition and results of operations of the Company.

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

Although the Bank takes protective measures to maintain the confidentiality, integrity and availability of information, its computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Furthermore, the Bank may not be able to ensure that all of its clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. Given the increasingly high volume of transactions, certain errors may be repeated or compounded before they can be discovered and rectified. In addition, the increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-security threats. As these threats and government and regulatory oversight of associated risks continue to evolve, the Company may be required to expend additional resources to enhance or expand upon the security measures it currently maintains.

Breaches of information security resulting from the intentional or unintentional acts by those having or gaining access to the Bank’s systems or its customers’, employees’ or counterparties’ confidential information, may occur. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, and vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that the Bank uses to prevent fraudulent transactions and protect Bank, customer and underlying transaction data. Although the Bank has developed, and continues to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks, a breach of its systems or those of processors could result in: losses to the Bank and its customers; loss of business and/or customers; damage to its reputation; the incurrence of additional expenses (including the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to its business; an inability to grow its online services or other businesses; additional regulatory scrutiny or penalties, or the exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on the Bank’s business, financial condition and results of operations.

Federal and state regulators periodically examine the Bank’s business, and the Company may be required to remediate adverse examination findings.

The FRB and the NYSDFS periodically examine the Bank’s business, including compliance with laws and regulations. If, as a result of an examination, a banking agency determined that the Bank was in violation of any law or regulation; or that the Bank’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of operations had become unsatisfactory, it may take a number of different remedial actions. These actions include the power to enjoin “unsafe or unsound” practices, require affirmative action to correct any conditions resulting from any violation or practice, issue an administrative order, direct an increase in capital, restrict the Bank’s growth, assess civil monetary penalties against officers or directors, and remove officers and directors. If it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, the Bank’s deposit insurance could be terminated, and it could be placed into receivership or conservatorship. If the Bank becomes subject to any regulatory actions, there could be a material adverse impact on its business, results of operations, financial condition and growth prospects.

The performance of Bank's multi-family and mixed-use loans could be adversely impacted by regulation.

Multi-family and mixed-use loans generally involve a greater risk than one-to-four family residential loans because of legislation and government regulations involving rent control and rent stabilization, which are outside the control of the borrower or the Bank, and could impair the value of the security for the loan or the future cash flows of such properties. On June 14, 2019, the State of New York enacted legislation increasing restrictions on rent increases in a rent-regulated apartment building, including, among other provisions, (i) repealing the “vacancy bonus” and “longevity bonus”, which allowed a property owner to raise rents as much as 20% each time a rental unit became vacant, (ii) eliminating high-rent vacancy deregulation and high-income deregulation, which allowed a rental unit to be removed from rent stabilization once it crossed a statutory high-rent threshold and became vacant, or the tenant’s income exceeded the statutory amount in the preceding two years, and (iii) eliminating an exception that allowed a property owner who offered preferential rents to tenants to raise the rent to the full legal rent upon renewal.  The new legislation still permits a property owner to charge up to the full legal rent once the tenant vacates. As a result of this new legislation as well as previously existing laws and regulations, it is possible that rental income on certain rent-regulated properties might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, etc.). In addition, if the cash flows from a collateral property is reduced (e.g., if leases are not obtained or renewed), a borrower’s ability to repay a loan and the value of the security for the loan may be impaired. Therefore, impaired multi-family and mixed-use loans may be more difficult to identify before they become problematic than residential loans. At December 31, 2019, the Bank has $199.8 million of rent-regulated stabilized multi-family loans, which had a weighted-average loan-to-value of 46.2%, a weighted average debt coverage ratio of 1.78x and a weighted average debt yield of 12.3%.

The Bank may be adversely impacted by the transition from LIBOR as a reference rate.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. In the U.S., the Alternative Reference Rates Committee of the FRB and the FRBNY identified the Secured Overnight Financing Rate (“SOFR”) as an alternative U.S. dollar reference interest rate.

The Bank has a significant number of loans, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change the Bank’s market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation or could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Bank operates in a highly competitive industry and faces significant competition from other financial institutions and financial services providers, many of which are larger than the Bank, which may decrease growth or profits.

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

The Bank is a community banking institution that provides banking services to the local communities in the market areas in which it operates, and therefore, its ability to diversify its economic risks is limited by its own local markets and economies. The Bank lends primarily to individuals and small and medium-sized businesses, which may expose it to greater lending risks than those of banks that lend to larger, better-capitalized businesses with longer operating histories. In addition, the Bank’s legally mandated lending limits are lower than those of certain of its competitors that have greater capital. Lower lending limits may discourage borrowers with lending needs that exceed these limits from doing business with the Bank. The Bank may try to serve such borrowers by selling loan participations to other financial institutions; however, this strategy may not succeed.

The Bank faces risks related to its operational, technological and organizational infrastructure.

The Bank’s ability to grow and compete is dependent on its ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure as it expands. Similar to other large corporations, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons and exposure to external events. In addition, the Bank is heavily dependent on the strength and capability of its technology systems, which are used both to interface with customers and manage internal financial and other systems. The Bank’s ability to develop and deliver new products that meet the needs of its existing customers and attract new ones depends on the functionality of its technology systems.

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

The Bank maintains a system of internal controls and insurance coverage to mitigate operational risks, including data processing system failures and errors and customer or employee fraud. If internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse impact on the Bank’s business, financial condition and results of operations.

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

The Bank’s ability to grow depends, in part, upon its ability to expand its market share, successfully attract deposits, and identify loan and investment opportunities as well as opportunities to generate fee-based income. The Bank may not be successful in increasing the volume of loans and deposits at acceptable levels and upon terms it finds acceptable. The Bank may also not be successful in expanding its operations organically or through strategic acquisition while managing the costs and implementation risks associated with this growth strategy.

The Bank expects to grow the number of employees and customers and the scope of its operations, but it may not be able to sustain its historical rate of growth or continue to grow its business at all. Its success will depend upon the ability of its officers and key employees to continue to implement and improve operational and other systems, to manage multiple, concurrent customer relationships, and to hire, train and manage employees. In the event that the Bank is unable to perform all these tasks and meet these challenges effectively, including continuing to attract core deposits, its operations, and consequently its earnings, could be adversely impacted.

Any future acquisitions will subject the Company to a variety of risks, including execution risks, which could adversely affect growth and profitability.

The Company plans to grow its businesses organically. However, in the future the Company may consider acquisition opportunities that it believes support its businesses and enhances profitability. In the event that it does pursue acquisitions, the Company may have difficulty executing on acquisitions and may fail to realize some or all of the anticipated transaction benefits if the integration process takes longer or is costlier than expected or otherwise fails to meet expectations.

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

Additionally, acquisitions may involve the payment of a premium over book and market values and, therefore, may result in some dilution of the Company’s book value and net income per common share. The Company’s inability to overcome these risks could have a material adverse effect on its profitability, return on equity and return on assets, its ability to implement its business strategy and enhance stockholder value, which, in turn, could have a material adverse effect on its business, financial condition and results of operations.

If the Bank’s enterprise risk management framework is not effective at mitigating interest rate risk, market risk and strategic risk, it could suffer unexpected losses and its results of operations could be materially adversely affected.

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

In June 2016, the FASB issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, the Company will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the statement of financial condition and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, the Company expects that the adoption of the CECL model will materially affect how it determines allowance for loan losses and could require it to significantly increase the allowance. Moreover, the CECL model may create more volatility in the level of allowance for loan losses. If the Company is required to materially increase its level of allowance for loan losses for any reason, such increase could adversely affect its business, financial condition and results of operations.

The new CECL standard will become effective for the Company for fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. The Company is currently evaluating the impact the CECL model will have on its accounting; however, it expects to recognize a one-time cumulative-effect adjustment to allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its financial condition or results of operations.

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

The reduced disclosures and relief from certain other significant disclosure requirements that are available to “emerging growth companies” and “smaller reporting companies” may result in reduced reporting requirements, which may make the Company’s common stock less attractive to investors.

The Company is an “emerging growth company,” as defined in the JOBS Act and a “smaller reporting company” pursuant to SEC regulations. The Company intends to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not “emerging growth companies” or “smaller reporting companies.”  The JOBS Act permits the Company an extended transition period for complying with new or revised accounting standards affecting public companies. The Company has elected to use this extended transition period, which means that its financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards on a non-delayed basis, which may make the Company’s common stock less attractive to investors.

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

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities. Additional liquidity is provided by the ability to borrow from the FHLB of New York. The Bank also has an available line of credit with FRBNY discount window. The Bank also may borrow funds from third-party lenders, such as other financial institutions. The Bank’s access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Bank directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. The Bank’s access to funding sources could also be affected by a decrease in the level of its business activity as a result of a downturn in markets or by one or more adverse regulatory actions against it.

Any decline in available funding could adversely impact the Bank’s ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as repaying borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition and results of operations.

The Company’s business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment and the laws and regulations that govern it.

As a bank holding company, the Company is subject to extensive examination, supervision and comprehensive regulation by various federal and state agencies that govern almost all aspects of its operations. These laws and regulations are not intended to protect the Company’s stockholders. Rather, these laws and regulations are intended to protect customers, depositors, the Deposit Insurance Fund and the overall financial stability of the U.S economy. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which the Company can engage, limit the dividend or distributions that the Bank can pay to it, restrict the ability of institutions to guarantee its debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in capital than generally accepted accounting principles would require. Compliance with these laws and regulations is difficult and costly, and changes to these laws and regulations often impose additional compliance costs. Failure to comply with these laws and regulations could subject the Company to restrictions on its business activities, fines and other penalties, the commencement of informal or formal enforcement actions against the Company, and other negative consequences, including reputational damage, any of which could adversely affect its business, financial condition, results of operations, capital base and the price of its securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive.

The Dodd-Frank Act, among other things, imposed higher capital requirements on bank holding companies and changed the rules regarding FDIC insurance premiums. Compliance with the Dodd-Frank Act and its implementing regulations has and will continue to result in additional operating and compliance costs that could have a material adverse effect on business, financial condition, results of operations and growth prospects of the Company.

Legislative and regulatory actions taken now or in the future may increase the Company’s costs and impact its business, governance structure, financial condition or results of operations.

Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, could expose it to additional costs, including increased compliance costs; impact the profitability of the Company’s business activities; require more oversight; or change certain of its business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads. These changes may also require the Company to invest significant management attention and resources to make any necessary changes to operations and could have an adverse effect on its business, financial condition and results of operations.

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

The BSA, the USA PATRIOT Act and other laws and regulations require financial institutions to institute and maintain an effective anti-money laundering compliance program and to file reports such as suspicious activity reports and currency transaction reports. The Bank’s products and services, including its debit card issuing business, are subject to an increasingly strict set of legal and regulatory requirements intended to protect consumers and help detect and prevent money laundering, terrorist financing and other illicit activities. The Bank is required to comply with these and other anti-money laundering requirements. The federal banking agencies and the U.S. Treasury Department’s Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. The Bank is also subject to increased scrutiny of compliance with the regulations administered and enforced by the U.S. Treasury Department’s Office of Foreign Assets Control. If the Bank violates these laws and regulations, or if its policies, procedures and systems are deemed deficient, the Bank would be subject to liability, including fines and regulatory actions, which may include restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan, including any acquisition plans.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company’s headquarters are located at 99 Park Avenue, New York, New York. The Company has six banking centers. Four are in Manhattan, New York, one in Brooklyn, New York and one in Long Island, New York. As of December 31, 2019, each of the Company’s offices and banking centers are leased. The Company believes that current facilities at its branches are adequate to meet its present and foreseeable needs. In April 2019, the Company executed a lease agreement to expand the space occupied at its headquarters at 99 Park Ave., New York, New York. The Company took possession of the new space during the third quarter of 2019 and commenced renovations. When the renovations are completed, the Company will vacate its existing space and move into the new office, likely to be in the second quarter of 2020.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock are traded on the New York Stock Exchange under the symbol “MCB”. The approximate number of holders of record of the Company’s common stock as of March 5, 2020 was 112. The Company’s common stock began trading on the New York Stock Exchange on November 8, 2017. The Company has not declared any dividends to date.

The Company has not historically declared or paid cash dividends on its common stock and does not expect to pay dividends for the foreseeable future. Instead, the Company anticipates that its future earnings will be retained to support operations and to finance the growth and development of the business. Any future determination to pay dividends on the Company’s common stock will be made by its Board of Directors and will depend on a number of factors, including:

•	historical and projected financial condition, liquidity and results of operations;
•	the Company’s capital levels and requirements;
•	statutory and regulatory prohibitions and other limitations;
•	any contractual restriction on the Company’s ability to pay cash dividends, including pursuant to the terms of any of its credit agreements or other borrowing arrangements;
•	business strategy;
•	tax considerations;
•	alternative use of funds, such as for any acquisitions or potential acquisitions;

•	general economic conditions; and
•	other factors deemed relevant by the Board of Directors.

There were no sales of unregistered securities or repurchases of shares of common stock during the year ended December 31, 2019.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Company is a bank holding company headquartered in New York, New York and registered under the Bank Holding Company Act of 1956. Through its wholly owned bank subsidiary, Metropolitan Commercial Bank, a New York state chartered bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals in the New York metropolitan area. The Bank’s primary lending products are commercial real estate loans, multi-family loans and commercial and industrial loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flows from operations of businesses. The Bank’s primary deposit products are checking, savings, and term deposit accounts, and its deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) under the maximum amounts allowed by law.

The Company is focused on organically growing and expanding its position in the New York metropolitan area. Through an experienced team of commercial relationship managers and its integrated, client-centric approach, the Bank has successfully demonstrated its ability to consistently grow market share by deepening existing client relationships and continually expanding its client base through referrals and seeking out alternatives to traditional retail banking products. The Bank has maintained a goal of converting many of its commercial lending clients into full retail relationship banking clients. Given the size of the market in which the Bank operates and its differentiated approach to client service, there is significant opportunity to continue its loan and deposit growth trajectory.

Recent Events

In April 2019, the Company executed a lease agreement to expand the space occupied at its headquarters at 99 Park Ave., New York, New York. The Company took  possession of the new space during the third quarter of 2019 and commenced renovations, which will continue through the fourth quarter of 2019. When the renovations are completed, the Company will vacate its existing space and move into the new office. When the Company took possession of the new space, rent expense increased by approximately $200,000 for each of the remaining months of 2019, representing the rent expense on the new space. When the renovations are complete and the Company vacates its existing space, which is likely to be in the second quarter of 2020, the Company will cease rent payments on the former space resulting in a reduction of rent expense of approximately $195,000 per quarter.

Critical Accounting Policies

A summary of accounting policies is provided in Note 3 to the consolidated financial statements included in this report. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes the Company’s most critical accounting policy, which involve the most complex or subjective decisions or assessments, is as follows:

Allowance for Loan Losses

Although management evaluates available information to determine the adequacy of the allowance for loan losses, the level of the allowance is an estimate which is subject to significant judgement and short-term change. Because of uncertainties associated with local economic conditions, collateral values and future cash flows of the loan portfolio, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term due to economic, operating, regulatory and other conditions beyond the Company’s control. However, the amount of the change that is reasonably possible cannot be estimated. The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Due to changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, the Company may ultimately incur losses that vary from management’s current estimates. Adjustments to the allowance for loan losses will be reported in the period such adjustments become known or can be reasonably estimated. All loan losses are charged to the allowance for loan losses when the loss actually occurs or when the collectability of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery.

Emerging Growth Company

Pursuant to the JOBS Act, an EGC is provided the option to adopt new or revised accounting standards that may be issued by the FASB or the SEC either (i) within the same periods as those otherwise applicable to non-EGCs or (ii) within the same time periods as private companies. The Company elected the option to utilize the delayed effective dates of recently issued accounting standards. As permitted by the JOBS Act, so long as it qualifies as an EGC, the Company will take advantage of some of the reduced regulatory and reporting requirements that are available to it, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Recently Issued Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see Note 3 to the Company’s consolidated financial statements

Selected Financial Information

The following table includes selected financial information for the Company for the periods indicated:

	At or for the year ended December 31,
	2019	2018	2017

Performance Ratios
Return on average assets	1.06%	1.31%	0.81%
Return on average equity	10.66	10.18	9.27
Net interest spread	2.55	2.74	2.95
Net interest margin	3.46	3.70	3.52
Average interest-earning assets to average interest-bearing liabilities	179.97	245.30	198.12
Non-interest expense/average assets	2.11	2.23	2.15
Efficiency ratio	55.39	52.13	51.66
Average equity to average total asset ratio	9.93	12.86	8.76

Earnings per Share
Basic earnings per common share	$3.63	$3.12	$2.40
Diluted earnings per common share	3.56	3.06	2.34

Asset Quality Ratios
Non-Performing loans to total loans	0.17%	0.02%	0.24%
Allowance for loan losses to total loans	0.98	1.02	1.05
Non-performing loans to total assets	0.13	0.01	0.19
Allowance for loan losses to non-performing loans	584.73	NM	439.21

Capital Ratios
Metropolitan Bank Holding Corp.
Tier 1 leverage ratio	9.42	13.72	13.71
Common equity tier 1	10.10	13.22	15.33
Total risk-based capital ratio	12.52	16.90	19.90
Tier 1 risk-based capital ratio	11.03	14.57	17.09

Metropolitan Commercial Bank:
Tier 1 leverage ratio	10.07	14.73	14.71
Common equity tier 1	11.79	15.63	18.40
Total risk-based capital ratio	12.73	16.66	19.40
Tier 1 risk-based capital ratio	11.79	15.63	18.40

NM – Not Meaningful

Discussion of Financial Condition

Summary

The Company had total assets of $3.36 billion at December 31, 2019, compared with $2.18 billion at December 31, 2018. Loans, net of deferred fees and unamortized costs, increased by $807.7 million, or 43.3%, to $2.67 billion at December 31, 2019 as compared to $1.87 billion at December 31, 2018. For 2019, the Bank’s loan production was $1.1 billion, as compared to $830.4 million for the year ended December 31, 2018. The increase in loans during 2019 consisted, primarily, of loan originations and purchases of $584.7 million in real estate loans and $506.0 million in commercial and industrial loans. The increase in loan production in 2019 was the result of expanding existing lending relationships, particularly in skilled nursing facilities, as well as developing new relationships. New loans generated from existing relationships amounted to $497.1 million, or 46%, of the total loan production for 2019. New loans related to skilled nursing facilities amounted to $330.0 million, or 30%, of the total loan production for 2019. The Bank was able to fund the increased level of loan production with deposits, which increased $1.13 billion, or 68.1%, during the year ended December 31, 2019.

Total cash and cash equivalents increased $158.3 million, or 67.9%, to $391.2 million at December 31, 2019, as compared to $233.0 million at December 31, 2018. Total securities, primarily those classified as available-for-sale (“AFS”), increased $203.8 million, or 548.9% to $240.9 million at December 31, 2019, as compared to $37.1 million at December 31, 2018. The increases in cash and cash equivalents and securities reflect the strong growth in deposits of $1.13 billion that exceeded growth in loans of $807.7 million. At December 31, 2019, $126.2 million of AFS securities were pledged as collateral for certain deposits and were, therefore, considered encumbered as of December 31, 2019. There were no securities pledged at December 31, 2018.

Total deposits increased $1.13 billion, or 68.1%, to $2.79 billion at December 31, 2019, as compared to $1.66 billion at December 31, 2018.  This was due to an increase of $838.3 million in interest-bearing deposits to $1.70 billion at December 31, 2019, as compared to $862.0 million at December 31, 2018, and an increase of $291.9 million in non-interest-bearing deposits to $1.09 billion at December 31, 2019, as compared to $798.6 million at December 31, 2018. The increase in deposits was primarily due to growth in the Bank’s bankruptcy account deposit vertical and property management accounts, as well as deposit growth in the Bank’s retail network.

Federal Home Loan Bank of New York (“FHLB”) advances decreased by $41.0 million, or 22.2%, to $144.0 million at December 31, 2019, as compared to $185.0 million at December 31, 2018, as the deposit growth during the year was sufficient to support the Bank’s loan growth and to reduce the level of borrowings.

Total stockholders’ equity was $299.1 million at December 31, 2019, as compared to $264.5 million at December 31, 2018. The increase of $34.6 million was primarily due to net income of $30.1 million for the year ended December 31, 2019.

Investments

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at December 31, 2019, 2018 and 2017 (dollars in thousands):

	At December 31,
	2019		2018		2017
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available-for-sale
Residential mortgage securities	$175,902	$177,263	$24,093	$23,513	$27,665	$27,390
Commercial mortgage securities	32,284	32,472	5,874	5,849	1,581	1,550
U.S. Government agency securities	25,000	25,207	—	—	—	—
Municipal bonds	—	—	1,074	1,077	1,098	1,109
Total securities available for sale	$233,186	$234,942	$31,041	$30,439	$30,344	$30,049

Held-to-maturity
Residential mortgage securities	$3,722	$3,712	$4,546	$4,378	$5,403	$5,305
Foreign government securities	—	—	25	25	25	25
Total securities held to maturity	$3,722	$3,712	$4,571	$4,403	$5,428	$5,330

Equity investments:
CRA Mutual Fund	$2,258	$2,224	$2,208	$2,110	$2,160	$2,108
Total equity investment securities	$2,258	$2,224	$2,208	$2,110	$2,160	$2,108

The following table sets forth the stated maturities and weighted average yields of investment securities, excluding equity securities, at December 31, 2019 (dollars in thousands). The table does not include the effect of prepayments or scheduled principal amortization.

			More than One Year		More than Five
	One Year or Less		to Five Years		to Ten Years
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale
Residential mortgage securities	$—	—%	$—	—%	$20,192	2.23%
Commercial mortgage securities	—	—	—	—	2,044	2.17
U.S. Government agency securities	—	—	—	—	25,000	2.68
Total securities available for sale	$—	—%	$—	—%	$47,236	2.46%

Held-to-maturity
Residential mortgage-backed securities	$—	—%	$—	—%	$—	—%
Total securities held to maturity	$—	—%	$—	—%	$—	—%

	More than
	Ten Years		Total
		Weighted			Weighted
	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Value	Yield
Available-for-sale
Residential mortgage securities	$155,710	2.61%	$175,902	$177,263	2.56%
Commercial mortgage securities	30,240	2.62	32,284	32,472	2.59
U.S. Government agency securities	—	—	25,000	25,207	2.68
Total securities available for sale	$185,950	2.61%	$233,186	$234,942	2.58%

Held-to-maturity
Residential mortgage-backed securities	$3,722	1.98	3,722	3,712	1.98%
Total securities held to maturity	$3,722	1.98%	$3,722	$3,712	1.98%

There were $126.2 million of AFS securities pledged as collateral for certain deposits at December 31, 2019. There were no securities pledged at December 31, 2018.

At December 31, 2019 and 2018, the Company’s securities portfolio primarily consisted of investment grade mortgage-backed securities and collateralized mortgage obligations issued by government agencies.

At December 31, 2019 and 2018, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and its agencies, in an amount greater than 10% of stockholders’ equity.

Other-Than-Temporary Impairment

Each reporting period, the Bank evaluates its AFS securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. Other-than-temporary impairment (“OTTI”) is required to be recognized if:  (1) it intends to sell the security; (2) it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired securities that the Bank intends to sell, or more likely than not will be required to sell, the full amount of the impairment is recognized as OTTI, resulting in a realized loss that is a charged to earnings through a reduction in noninterest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes.

The unrealized losses of securities at December 31, 2019 and 2018 are primarily due to the changes in market interest rates subsequent to purchase. The Bank does not consider these securities to be other-than-temporarily impaired since the decline in market value is attributable to changes in interest rates and not credit quality. In addition, the Bank does not intend to sell and does not believe that it is more likely than not that it will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no impairment loss was recognized during the year ended December 31, 2019.

Loans

Loans are the Bank’s primary interest-earning asset. The following tables set forth certain information about the loan portfolio and asset quality.

The following table sets forth the composition of the loan portfolio, by type of loan at the dates indicated (dollars in thousands):

	At December 31,
	2019		2018		2017		2016		2015
	Loan Balance	% of total loans	Loan Balance	% of total loans	Loan Balance	% of total loans	Loan Balance	% of total loans	Loan Balance	% of total loans
Real Estate:
Commercial	$1,668,236	62.2%	$949,778	50.9%	$783,745	55.2%	$547,711	51.9%	$364,802	44.4%
Construction	30,827	1.2	42,540	2.3	36,960	2.6	29,447	2.8	38,447	4.7
Multi-family	375,611	14.0	307,126	16.4	190,097	13.4	117,373	11.1	118,367	14.4
One-to-four family	82,670	3.1	79,423	4.3	25,568	1.8	26,480	2.5	37,371	4.5
Commercial and industrial	448,619	16.8	381,692	20.4	340,001	23.9	315,870	29.9	258,661	31.5
Consumer	71,956	2.7	106,790	5.7	44,595	3.1	18,825	1.8	3,825	0.5
Total loans	$2,677,919	100.0%	$1,867,349	100.0%	$1,420,966	100.0%	$1,055,706	100.0%	$821,473	100.0%

Commercial real estate loans include owner-occupied loans of $557.2 million, $236.0 million, $177.0 million, $61.0 million and $48.0 million at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

The following tables set forth certain information at December 31, 2019 regarding the dollar amount of loan contractual maturities during the periods indicated. The tables do not include any estimate of prepayments that significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below (dollars in thousands).

	Commercial			One-to-four	Commercial	Consumer
	Real Estate	Construction	Multi-family	family	and industrial	loans	Total
Amount due to Mature During the Year Ending:
One year or less	337,874	9,708	9,947	—	166,019	77	523,625
One to five years	1,137,668	21,119	299,871	—	238,825	12,889	1,710,372
Greater than 5 years	192,694	—	65,793	82,670	43,775	58,990	443,922
Total	$1,668,236	$30,827	$375,611	$82,670	$448,619	$71,956	$2,677,919

The following table sets forth the dollar amount of loans at December 31, 2019 that are due after one year and have either fixed interest rates or floating interest rates (dollars in thousands):

	At December 31, 2019
	Fixed Rate Loans	% of Total Fixed Rate Loans	Floating Rate Loans	% of Total Floating Rate Loans	Total Loans
Real Estate:
Commercial	$877,622	58.1%	$452,740	70.2%	$1,330,362
Construction	—	—	21,119	3.3	21,119
Multi-family	363,321	24.1	2,343	0.4	365,664
One-to-four family	69,705	4.6	12,965	2.0	82,670
Commercial and industrial	160,786	10.7	121,814	18.9	282,600
Consumer	38,060	2.5	33,819	5.2	71,879
Total	$1,509,494	100%	$644,800	100%	$2,154,294

The following table sets forth the dollar amount of all loan originations, purchases and sales at the dates indicated below (dollars in thousands):

	Years Ended December 31,
	2019	2018	2017	2016	2015
Total loans at the beginning of the year	$1,867,349	$1,420,966	$1,055,706	$821,473	$634,852
Loans originated:
Real Estate:
Commercial	442,947	359,514	323,570	230,790	239,005
Construction	18,061	1,496	52,116	10,685	30,333
Multi-family	91,316	104,585	88,347	89,643	17,300
One-to-four family	15,295	60,156	48,620	12,685	37,663
Commercial and industrial	471,426	64,225	185,853	64,461	60,373
Consumer	332	49,639	16,930	16,605	3,966
Total loans originated	1,039,377	639,615	715,436	424,869	388,640
Loans purchased:
Commercial and industrial	34,560	43,924	46,756	108,726	68,283
Consumer	163	89,504	—	—	—
One-to-four family	17,061	57,360	—	—	—
Total loans purchased	51,784	190,788	46,756	108,726	68,283
Loans sold:
Commercial and industrial	(21,502)	(26,682)	(7,871)	(26,095)	—
Total loans sold	(21,502)	(26,682)	(7,871)	(26,095)	—
Other:
Principal repayments and amortization	(257,902)	(356,555)	(385,074)	(267,078)	(270,302)
Charge-offs	(1,187)	(783)	(3,987)	(6,189)	—

Net loan activity	810,570	446,383	365,260	234,233	186,621
Total loans, including loans held for sale, at end of period	$2,677,919	$1,867,349	$1,420,966	$1,055,706	$821,473

Asset Quality

Non-performing assets consist of non-accrual loans, non-accrual troubled debt restructurings (“TDRs”), and other real estate that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure. Past due status on all loans is based on the contractual terms of the loan. It is generally the Bank’s policy that a loan 90 days past due be placed on non-accrual status unless factors exist that would eliminate the need to place a loan in this status. A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. At the time loans are placed on non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed. All payments received on non-accrual loans are applied to principal. Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Company expects to receive all of its original principal and interest. In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept in non-accrual status until the entire principal balance has been recovered.

Delinquent Loans

The following tables set forth the Bank’s loan delinquencies, including non-accrual loans, by type and amount at the dates indicated (dollars in thousands):

	At December 31, 2019
	Loans Past Due 30 – 89 Days		Loans Past Due 90 Days or More and Non-Accrual Loans

	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance
Real Estate:
One-to-four family	—	—	1	2,345
Commercial and industrial	5	346	4	1,455
Consumer	6	650	9	693
Total	11	$996	14	$4,493

	At December 31, 2018
	Loans Past Due 30 – 89 Days		Loans Past Due 90 Days or More and Non-Accrual Loans

	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance
Real Estate:
One-to-four family	1	870	—	—
Commercial and industrial	5	1,765	4	239
Consumer	5	162	1	50
Total	11	$2,797	5	$289

	At December 31, 2017
	Loans Past Due 30 – 89 Days		Loans Past Due 90 Days or More and Non-Accrual Loans

	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance
Real Estate:
Commercial	1	$836	2	$787
Commercial and industrial	3	227	—	—
Consumer	5	170	3	155
Total	9	$1,233	5	$942

The table below sets forth the amounts and categories of non-performing assets and TDRs at the dates indicated (dollars in thousands).

	At December 31,
	2019	2018	2017	2016	2015
Non-performing assets:
Non-accrual loans:
Real Estate:
Commercial	$—	$—	$787	$—	$1,373
One-to-four family	2,345	—	2,447	—	659
Commercial and industrial	1,047	—	—	3,660	46
Consumer	693	50	155	—	—
Total non-accrual loans	$4,085	$50	$3,389	$3,660	$2,078
Accruing loans 90 days or more past due	408	239	—	—	—
Total non-performing assets	$4,493	$289	$3,389	$3,660	$2,078

Troubled debt restructurings:
Real Estate:
Commercial	$367	$383	$1,580	$5,504	$1,806
Multi-family	—	—	—	—	5,971
One-to-four family	1,039	1,078	1,119	1,130	1,130
Commercial and industrial	—	—	—	1,255	3,358
Consumer	35	39	—	—	—
Total troubled debt restructurings	$1,441	$1,500	$2,699	$7,889	$12,265

Ratios:
Total non-performing loans to total loans	0.17%	0.02%	0.24%	0.35%	0.26%
Total non-performing loans to total assets	0.13%	0.01%	0.19%	0.30%	0.22%
Total non-performing assets to total assets	0.13%	0.01%	0.19%	0.30%	0.22%

Non-accrual loans increased by $4.0 million to $4.1 million at December 31, 2019, as compared to $50,000 at December 31, 2018, primarily due to a one-to-four family loan in the amount of $2.4 million, which was placed on non-accrual status in June 2019. As of December 31, 2019, this loan was current and had a loan-to-value ratio of 48.9%. In addition, non-accrual loans included the remaining two taxi medallion loans with a principal balance of $1.0 million. As of December 31, 2019, the Company had established a specific reserve of $805,000 for the taxi medallion loans.

Interest income that would have been recorded for 2019, had non-performing loans been current according to their original terms, amounted to $144,000. The Bank recognized $94,000 of interest income for these loans for 2019.

Interest income that would have been recorded for 2018, had non-performing loans been current according to their original terms, amounted to $14,000. The Bank recognized $12,000 of interest income for these loans for 2018.

Interest income that would have been recorded for 2019 and 2018, had TDRs been current according to their original terms, amounted to $114,000 and $178,000, respectively. The Bank recognized $78,000 and $169,000 for these loans for 2019 and 2018, respectively.

Classified Assets

The following table sets forth information regarding the Bank’s classified assets, as defined under applicable regulatory standards, at the dates indicated (dollars in thousands).

	At December 31,
	2019	2018	2017
Special mention	$367	$1,879	$12,595
Substandard	960	—	1,966
Doubtful	1,047	—	—
Pass	2,520,919	1,679,257	1,336,242
Total	$2,523,293	$1,681,136	$1,350,803

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

Allowance for Loan Losses

The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans. The allowance is established based on management’s evaluation of the probable incurred losses inherent in the Company’s portfolio in accordance with Generally Accepted Accounting Principles (“GAAP”), and is comprised of both specific valuation allowances and general valuation allowances.

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

The following tables set forth the allowance for loan losses allocated by loan category for the periods indicated (dollars in thousands):

	At December 31,
	2019			2018			2017
			% of			% of			% of
		% of	Loans in		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category to
	Allowance	to Total	to Total	Allowance	to Total	to Total	Allowance	to total	Total
	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
Real Estate:
Commercial	$15,317	58.3%	62.2%	$9,037	47.7%	50.9%	$7,136	47.9%	55.2%
Construction	411	1.6	1.2	625	3.3	2.3	519	3.5	2.6
Multi-family	2,453	9.3	14.0	2,047	10.8	16.4	1,156	7.8	13.4
One-to-four family	267	1.0	3.1	228	1.2	4.3	138	0.9	1.8
Commercial and industrial	7,070	26.9	16.8	6,257	33.0	20.4	5,578	37.5	23.9
Consumer	754	2.9	2.7	748	4.0	5.7	360	2.4	3.1
Total	$26,272	100.0%	100.0%	$18,942	100.0%	100.00%	$14,887	100.0%	100.00%

	At December 31,
	2016			2015
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
	Allowance	to total	to Total	Allowance	to total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
Real Estate:
Commercial	$5,206	44.1%	51.9%	$3,650	36.7%	44.4%
Construction	409	3.5	2.8	589	5.9	4.7
Multi-family	620	5.2	11.1	986	9.9	14.4
One-to-four family	109	0.9	2.5	444	4.5	4.5
Commercial and industrial	5,364	45.4	29.9	4,254	42.8	31.5
Consumer	107	0.9	1.8	19	0.2	0.5
Total	$11,815	100.0%	100.0%	$9,942	100.0%	100.0%

Summary of Loan Loss Experience

The following tables present a summary by loan portfolio segment of allowance for loan and lease loss, loan loss experience, and provision for loan losses for the periods indicated (dollars in thousands):

	Year ended December 31,
	2019	2018	2017	2016	2015
Balance at beginning of the year	$18,942	$14,887	$11,815	$9,942	$7,916
Charge-offs:
Real Estate:
Commercial	—	(77)	—	—	—
One-to-four family	—	—	—	(659)	—
Commercial and industrial	(798)	(304)	(3,879)	(5,530)	—
Consumer	(389)	(402)	(108)	—	—
Total charge-offs	(1,187)	(783)	(3,987)	(6,189)	—
Recoveries:
Real Estate:
One-to-four family	—	—	—	2	11
Commercial and industrial	4,289	1,700	—	—	—
Consumer	5	—	—	—	—
Total recoveries	4,294	1,700	—	2	11

Net (charge-offs) recoveries	3,107	917	(3,987)	(6,187)	11
Provision (credit) for loan losses	4,223	3,138	7,059	8,060	2,015
Balance at end of the year	$26,272	$18,942	$14,887	$11,815	$9,942

Ratio of net charge-offs (recoveries) to average loans outstanding	(0.13)%	(0.06)%	0.32%	0.66%	—%
Ratio of allowance for loan losses to total loans outstanding	0.98%	1.02%	1.05%	1.12%	1.21%
Allowance for loan losses to total nonperforming loans	584.73%	NM %	439.21%	322.82%	478.40%

NM – Not meaningful

Recoveries received during 2019 included $4.2 million related to taxi medallion loans previously charged off in 2016 and 2017. The Bank’s remaining taxi medallion loans had an unpaid principal balance of $1.0 million and a related total specific reserve of $805,000 at December 31, 2019.

Deposits

The tables below summarize the Bank’s deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2018 to December 31, 2019 and December 31, 2017 to December 31, 2018 (dollars in thousands):

	At December 31,
		Percentage		Percentage		Percentage
		of total		of total		of total
	2019	balance	2018	balance	2017	balance
Non-interest-bearing demand deposits	$1,090,479	39.1%	$798,563	48.1%	$812,616	57.9%
Money market	1,573,716	56.3	745,040	44.9	484,470	34.5
Savings accounts	16,204	0.6	19,950	1.2	27,024	1.9
Time deposits	110,375	4.0	97,001	5.8	80,245	5.7
Total	$2,790,774	100.00%	$1,660,554	100.0%	$1,404,355	100.0%

	2019 vs.	2019 vs.	2018 vs.	2018 vs.
	2018	2018	2017	2017
	dollar	percentage	dollar	percentage
	Change	Change	Change	Change
Non-interest-bearing demand deposits	$291,916	36.6%	$(14,053)	(1.7)%
Money market	828,676	111.2	260,570	53.8
Savings accounts	(3,746)	(18.8)	(7,074)	(26.2)
Time deposits	13,374	13.8	16,756	20.9
Total	$1,130,220	68.1%	$256,199	18.2%

The tables below summarize the Bank’s average balances and average interest rate paid, by segment, for the periods indicated (dollars in thousands):

	At December 31,
	2019	Average Rate	2018	Average Rate	2017	Average Rate
Non-interest-bearing demand deposits	$968,030	—%	$884,604	—%	$607,743	—%
Money market	1,229,955	1.85	579,484	1.28	540,504	0.86
Savings accounts	18,141	0.66	20,850	0.56	21,229	1.92
Time deposits	109,952	2.46	87,966	1.81	80,130	1.29
Total	$2,326,078	1.88%	$1,572,904	1.32%	$1,249,606	0.92%

As of December 31, 2019, the aggregate amount of the Bank’s outstanding certificates of deposit in amounts greater than or equal to $100,000 was $104.9 million. The following are scheduled maturities of time deposits as of December 31, 2019 (dollars in thousands):

At December 31,
2019
Three months or less	$20,968
Over three months through six months	26,490
Over six months through one year	44,426
Over one year	18,491
Total	$110,375

Borrowings

FHLB Advances

At December 31, 2019, the Bank had the ability to borrow a total of  $437.8 million from the FHLB, of which the Bank had borrowed $144.0 million. It also had an available line of credit with the Federal Reserve Bank of New York (“FRBNY”) discount window of $99.2 million.

The following table sets forth information concerning the Bank’s FHLB borrowings at the dates and for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Maximum balance outstanding at any month-end during reporting period	$224,000	$185,000	$76,775
Average balance outstanding during period	$165,953	$51,769	$65,014
Weighted average interest rate during period	2.45%	2.19%	1.27%
Balance outstanding at end of period	$144,000	$185,000	$42,198
Weighted average interest rate at end of period	2.02%	2.64%	1.53%

Trust Preferred Securities Payable

On December 7, 2005, the Company established MetBank Capital Trust I, a Delaware statutory trust (“Trust I”). The Company owns all of the common capital securities of Trust I in exchange for contributed capital of $310,000. Trust I issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust I’s common capital securities, in the Company through the purchase of  $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust I, mature on December 9, 2035 and bear interest at a floating rate of 3‑month LIBOR plus 1.85%. The Debentures became callable after five years. At December 31, 2019, the Debentures bore an interest rate of 3.84%.

On July 14, 2006, the Company established MetBank Capital Trust II, a Delaware statutory trust (“Trust II”). The Company owns all of the common capital securities of Trust II in exchange for contributed capital of $310,000. Trust II issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust II’s common capital securities, in the Company through the purchase of  $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures II”) issued by the Company. The Debentures II, the sole assets of Trust II, mature on October 7, 2036, and bear interest at a floating rate of 3-month LIBOR plus 2.00%. The Debentures II became callable after five years of issuance. At December 31, 2019, the Debentures II bore an interest rate of 3.99%.

The terms of these trust preferred securities will be impacted by the transition from LIBOR to an alternative U.S. dollar reference interest rate, potentially SOFR, in 2022. Management is currently evaluating the impact of the transition on the trust preferred securities payable.

Subordinated Notes Payable

On March 8, 2017, the Company issued $25 million of subordinated notes at 100% issue price to accredited institutional investors. The notes mature on March 15, 2027 and bear an interest rate of 6.25% per annum. The interests are paid semi-annually on March 15th and September 15th of each year through March 15, 2022 and quarterly thereafter on March 15th, June 15th, September 15th and December 15th of each year.

In accordance with the terms of the subordinate notes, the interest rate from March 15, 2022 to the maturity date shall reset quarterly to an interest rate per annum equal to the then current 3-month LIBOR (not less than zero) plus 426 basis points, payable quarterly in arrears. However, these terms will be impacted by the transition from LIBOR to an alternative U.S. dollar reference interest rate, potentially SOFR, in 2022. Management is currently evaluating the impact of the transition on the Company’s subordinate notes payable.

The Company may redeem the subordinated notes beginning with the interest payment date of March 15, 2022 and on any scheduled interest payment date thereafter. The subordinated notes may be redeemed in whole or in part, at a redemption price equal to 100% of the principal amount of the subordinated notes plus any accrued and unpaid interest.

Secured Borrowings

The Bank has loan participation agreements with counterparties. The Bank is generally the servicer for these loans. If the transfer of the participation interest does not qualify for sale treatment under current accounting guidance, the amount of the loan transferred is recorded as a secured borrowing. There were $43.0 million in secured borrowings as of December 31, 2019 and none as of December 31, 2018.

Discussion of the Results of Operations for the year ended December 31, 2019

Net Income

Net income increased $4.5 million to $30.1 million for 2019, as compared to $25.6 million for 2018. This increase was primarily due to a $26.4 million increase in net interest income, partially offset by a $1.5 million decrease in non-interest income, a $16.5 million increase in non-interest expense and a $2.7 million increase in income tax expense.

Net Interest Income Analysis

Net interest income is the difference between interest earned on assets and interest incurred on liabilities.

The following table presents an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands). Non-accrual loans were included in the computation of average balances and therefore have a zero yield.

Year ended December 31,
2019	2018	2017
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Loans (1)	$2,304,158	$117,124	5.08%	$1,604,624	$77,342	4.82%	$1,244,194	$57,186	4.60%
Available-for-sale securities	142,135	3,579	2.52%	28,482	608	2.13%	32,950	675	2.05%
Held-to-maturity securities	4,158	84	2.02%	4,987	104	2.06%	5,963	123	2.06%
Equity investments	3,229	78	2.42%	2,181	60	2.75%	2,135	45	2.11%
Overnight deposits	348,736	7,739	2.22%	268,636	5,042	1.88%	184,144	2,284	1.24%
Other interest-earning assets	21,951	1,176	5.36%	17,167	789	4.60%	11,661	551	4.73%
Total interest-earning assets	2,824,080	$129,780	4.60%	1,926,077	83,945	4.36%	1,481,047	$60,864	4.11%
Non-interest-earning assets	45,144	43,206	58,477
Allowance for loan and lease losses	(22,265)	(17,301)	(15,322)
Total assets	$2,846,959	$1,951,982	$1,524,202

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$1,248,096	$22,824	1.83%	$600,334	$7,511	1.25%	$561,733	$4,840	0.86%
Certificates of deposit	109,952	2,709	2.46%	87,966	1,592	1.81%	80,130	1,033	1.29%
Total interest-bearing deposits	1,358,048	25,533	1.88%	688,300	9,103	1.32%	641,863	5,873	0.92%
Borrowed funds	211,145	6,637	3.10%	96,905	3,614	3.68%	105,684	2,798	2.61%
Total interest-bearing liabilities	1,569,193	32,170	2.05%	785,205	12,717	1.62%	747,547	$8,671	1.16%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	968,030	884,604	607,743
Other non-interest bearing liabilities	27,132	31,143	35,450
Total liabilities	2,564,355	1,700,952	1,390,740

Stockholders' Equity	282,604	251,030	133,462
Total liabilities and equity	$2,846,959	$1,951,982	$1,524,202

Net interest income	$97,610	$71,228	$52,193
Net interest rate spread (2)	2.55%	2.74	2.95%
Net interest-earning assets	$1,254,887	$1,140,872	$733,500
Net interest margin (3)	3.46%	3.70	3.52%
Ratio of interest earning assets to interest bearing liabilities	1.80	x	2.45	x	1.98	x

(1)	Amount includes deferred loan fees and non-performing loans.
(2)	Determined by subtracting the weighted average cost of total interest-bearing liabilities from the weighted average yield on total interest-earning assets.
(3)	Determined by dividing net interest income by total average interest-earning assets.

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

	At December 31,
	2019 over 2018			2018 over 2017
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$35,353	$4,429	$39,782	$17,257	$2,899	$20,156
Available-for-sale securities	2,841	130	2,971	(39)	(28)	(67)
Held-to-maturity securities	(18)	(2)	(20)	(20)	1	(19)
Equity investments	26	(8)	18	1	14	15
Overnight deposits	1,674	1,023	2,697	1,302	1,456	2,758
Other interest-earning assets	243	144	387	253	(15)	238
Total interest-earning assets	$40,119	$5,716	$45,835	$18,754	$4,327	$23,081
Interest-bearing liabilities:
Money market and savings accounts	$10,725	$4,588	$15,313	$353	$2,318	$2,671
Certificates of deposit	457	660	1,117	109	450	559
Total deposits	11,182	5,248	16,430	462	2,768	3,230
Borrowed funds	3,656	(633)	3,023	(243)	1,059	816
Total interest-bearing liabilities	14,838	4,615	19,453	219	3,827	4,046
Change in net interest income	$25,281	$1,101	$26,382	$18,535	$500	$19,035

Net interest margin decreased 24 basis points to 3.46% for 2019 from 3.70% for 2018. Total average interest-earning assets increased $898.0 million to $2.82 billion for 2019, as compared to $1.93 billion for 2018. The total yield on average interest-earning assets increased 24 basis points to 4.60% for 2019 as compared to 4.36% for 2018. The cost of interest-bearing liabilities increased 43 basis points to 2.05% for 2019, as compared to 1.62% for 2018. Non-interest-bearing deposits accounted for 38% of total funding in 2019, as compared to 53% in 2018. As a result, the ratio of average interest-earning assets to average interest-bearing liabilities decreased to 1.80x for 2019, as compared to 2.45x for 2018.

Interest Income

Interest income increased $45.8 million to $129.8 million for 2019, as compared to $83.9 million for 2018. This increase was primarily due to increases of $39.8 million in interest income on loans, $3.0 million in interest on AFS securities, and $2.7 million in interest on overnight deposits. The increase in interest income on loans was due to a $699.5 million increase in the average balance of loans to $2.30 billion and a 26 basis point increase in the average yield to 5.08% for 2019, as compared to an average balance of $1.60 billion and an average yield of 4.82% on loans for 2018. The increase in the average balance of loans reflects the Bank’s focus on expanding existing relationships and developing new ones. The growth in the loan portfolio was led by growth in the Bank’s healthcare portfolio. New loans related to skilled nursing facilities amounted to $330.0 million, or 30% of total loan production in 2019. The increase in interest on AFS securities was due to an $113.7 million increase in average balance of AFS securities to $142.1 million for 2019, as compared to $28.5 million for 2018. Additionally, the average yield on AFS securities increased 39 basis points to 2.52%, as compared to 2.13% for those same periods. The increase in interest on overnight deposits was due to an increase of $80.1 million in the average balance of overnight funds to $348.7 million for 2019, as compared to $268.6 million for 2018. The average yield on overnight deposits increased 34 basis points to 2.22%, as compared to 1.88% for those same periods.

Interest Expense

Interest expense increased $19.5 million to $32.2 million for 2019, as compared to $12.7 million for 2018. This increase was due primarily to a $16.4 million increase in interest on deposits and a $3.0 million increase in interest on borrowings. The increase in interest expense on deposits was primarily due to a $669.7 million increase in the average balance of interest-bearing deposits to $1.36 billion for 2019 and a 56 basis point increase in the average cost of deposits to 1.88%, as compared to an average balance of $688.3 million and an average cost of 1.32% for 2018. The growth in the average balance of deposits was due primarily to the development of the Bank’s new corporate cash management product offered to bankruptcy trustees, property management companies and others who have control of or discretion over large cash positions.

Interest expense on borrowings increased primarily due to an increase in the average balance of borrowings of $114.2 million to $211.1 million for  2019, as compared to $96.9 million for 2018, the impact of which was offset by a 58 basis point decrease in the average cost to 3.10%, as compared to 3.68% for those same periods.

Provision for Loan Losses

The provision for loan losses for 2019 was $4.2 million, as compared to $3.1 million for 2018. The required provision for loan losses for 2019 was reduced due to $4.3 million of recoveries related primarily to the recovery of medallion loans previously charged-off in 2017 and 2016. The increase in the provision was primarily a result of the record loan growth during 2019 and an $805,000 provision related to the remaining two taxi medallion loans, which have a principal balance of $1.0 million.

Non-Interest Income

Non-interest income decreased by $1.5 million, or 12.4%, to $10.6 million in 2019, as compared to $12.2 million for 2018, primarily due to decreases of $692,000 in service charges on deposit accounts and $1.9 million in other service charges and fees, offset by an increase of $1.0 million in debit card income. The decreases in service charges on deposit accounts and other service charges and fees were due to a decrease in wire fees and foreign currency conversion fees, which were at an elevated level during the first quarter of 2018 as customers, particularly those in the digital currency business, were transferring funds from their global corporate accounts back into their U.S. accounts with the Bank. The increase in debit card income reflects the growth in the debit card business.

Non-Interest Expense

Non-interest expense increased $16.5 million to $60.0 million for 2019 as compared to $43.5 million for 2018. Compensation and benefits increased $5.6 million to $31.2 million for 2019 as compared to $25.7 million for 2018. This increase was due primarily to an increase in the average number of full-time employees to 163 for 2019, as compared to 140 for 2018, reflecting the Company’s growth during the year.

Technology costs, excluding licensing fees related to certain corporate cash management deposit accounts, decreased $461,000 to $2.5 million for 2019 as compared to $3.0 million for 2018. For 2019, the aforementioned licensing fees amounted to $8.5 million as compared to $1.0 million for 2018, an increase of $7.5 million. Licensing fees are for a software interface provided by a third-party that is required by bankruptcy trustees to manage bankruptcy deposit accounts.  Bankruptcy trustee accounts, which are included in our corporate cash management deposit product, amounted to $865.8 million at December 31, 2019, as compared to $80.8 million at December 31, 2018.

Bank premises and equipment increased $1.4 million to $6.5 million for 2019, as compared to $5.1 million for 2018, primarily due to the Company taking possession of new space, which is under renovation, at its headquarters in 99 Park Ave., New York, New York in August 2019. The additional rent amounted to $1.0 million during 2019. When renovations on the new space are complete and the Company vacates its existing space, likely to be in the second quarter of 2020, the Company will cease rent payments on the former space, which amounts to approximately $195,000 per quarter.

Other expenses increased by $1.9 million to $7.8 million for 2019, as compared to $5.9 million for 2018. The increase was primarily due to an increase of $812,000 in FDIC assessments and an increase of $546,000 in software maintenance expense. The increase in FDIC assessments, which was a function of the growth in the Bank’s assets, was offset by a one-time credit of $251,000 that the Bank received in the third quarter of 2019 because the FDIC deposit insurance reserve ratio exceeded the FDIC established threshold. The increase in software maintenance fee was a result of the growth in the Bank’s assets and business needs.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Exposure to credit loss is represented by the contractual amount of the instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

The following is a table of off-balance sheet arrangements broken out by fixed and variable rate commitments for the periods indicated therein (dollars in thousands):

	At December 31,
	2019		2018		2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Undrawn lines of credit	$17,204	$193,767	$7,737	$130,547	$39,651	$76,008
Letters of credit	47,743	—	34,351	—	23,741	—
	$64,947	$193,767	$42,088	$130,547	$63,392	$76,008

The following is a maturity schedule for the Company’s off-balance sheet arrangements at December 31, 2019 (dollars in thousands):

	Total	2020	2021 - 2022	2023 - 2024	thereafter
Undrawn lines of credit	$210,971	$118,193	$76,685	$16,093	$—
Standby letters of credit	47,743	24,745	22,998	—	—
	$258,714	$142,938	$99,683	$16,093	$—

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

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At December 31, 2019 and 2018, cash and cash equivalents totaled $391.2 million and $233.0 million, respectively. Securities classified as AFS, which provide additional sources of liquidity, totaled $234.9 million at December 31, 2019 and $30.4 million at December 31, 2018. There were $126.2 million of AFS securities pledged as collateral for certain deposits at December 31, 2019. There were no securities pledged at December 31, 2018.

At December 31, 2019, the Bank had the ability to borrow $437.8 million from the Federal Home Loan Bank of New York (“FHLBNY”), of which it had borrowed $144.0 million. It also had an available line of credit with the FRBNY discount window of $99.2 million. The FHLB advances were used to supplement deposit funding to support loan growth.

The Bank has no material commitments or demands that are likely to affect its liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, the Company could access its borrowing capacity with the FHLBNY or obtain additional funds through brokered certificates of deposit.

Certificates of deposit due within one year of December 31, 2019 totaled $96.8 million, or 3.5% of total deposits. Total certificates of deposit were $110.4 million, or 4.0% of total deposits, at December 31, 2019.

The Bank’s primary investing activities are the origination and purchase of loans and the purchase of securities. During the year ended December 31, 2019, the Bank originated and purchased $1.1 billion of loans and $226.9 million of securities. During the year ended December 31, 2018, it originated and purchased $830.4 million of loans and purchased $7.7 million of securities.

Financing activities consist primarily of activity in deposit accounts. Total deposits increased by $1.1 billion and $256.2 million for the years ended December 31, 2019 and 2018, respectively. The Bank generates deposits from businesses and individuals through client referrals and other relationships and through its retail presence. The Bank has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds.

The Bank has loan participation agreements with counterparties. The Bank is generally the servicer for these loans. If the transfer of the participation interest does not qualify for sale treatment under current accounting guidance, the amount of the loan transferred is recorded as a secured borrowing. There were $43.0 million in secured borrowings as of December 31, 2019 and none as of December 31, 2018.

The Company and Bank are subject to various regulatory capital requirements administered by federal banking agencies. At December 31, 2019 and 2018, the Company and Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Bank reviews capital levels on a monthly basis.

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being fully phased in on January 1, 2019. The capital conservation buffer was 2.50% at December 31, 2019 and 1.88% at December 31, 2018. The capital conservation buffer requirement was being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing by 0.625% each subsequent January 1, until it reached 2.5% on January 1, 2019. The net unrealized gain or loss on AFS securities is not included in the computation of the regulatory capital. The Company and the Bank meet all capital adequacy requirements, to which they are subject, as of December 31, 2019 and 2018.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2019 and 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Below is a table of the Company and Bank’s capital ratios for the periods indicated:

	At December 31,		Minimum Ratio to be “Well Capitalized”	Minimum Ratio Required for Capital Adequacy Purposes
	2019	2018
The Company:
Tier 1 leverage ratio	9.4%	13.7%	N/A	4.0%
Common equity tier 1	10.1%	13.2%	N/A	4.5%
Tier 1 risk-based capital ratio	11.0%	14.6%	N/A	6.0%
Total risk-based capital ratio	12.5%	16.9%	N/A	8.0%

The Bank:
Tier 1 leverage ratio	10.1%	14.7%	5.0%	4.0%
Common equity tier 1	11.8%	15.6%	6.5%	4.5%
Tier 1 risk-based capital ratio	11.8%	15.6%	8.0%	6.0%
Total risk-based capital ratio	12.7%	16.7%	10.0%	8.0%

As a result of the recently enacted Economic Growth Act (the “Act”), banking regulatory agencies adopted a revised definition of “well capitalized” for financial institutions and holding companies with assets of less than $10 billion and that are not determined to be ineligible by their primary federal regulator due to their risk profile (a “Qualifying Community Bank”). The new definition expanded the ways that a Qualifying Community Bank may meet its capital requirements and be deemed “well capitalized.” The new rule establishes a community bank leverage ratio (“CBLR”) equal to the tangible equity capital divided by the average total consolidated assets. Regulators have established the CBLR to be set at 9%, effective January 1, 2020.

A Qualifying Community Bank that maintains a leverage ratio greater than 9% is considered to be well capitalized and to have met generally applicable leverage capital requirements, generally applicable risk-based capital requirements, and any other capital or leverage requirements to which such financial institution or holding company is subject.

The Bank plans to continue to measure capital adequacy using the ratios in the table above.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

General

The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within its statement of financial condition and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The Board of Directors of the Bank has oversight of the Bank’s asset and liability management function, which is managed by its ALCO. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That group also reviews liquidity, capital, deposit mix, loan mix and investment positions.

Interest Rate Risk

As a financial institution, the Bank’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most assets and liabilities, and the fair value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

The Company manages its exposure to interest rates primarily by structuring its balance sheet in the ordinary course of business. The Bank generally originates fixed and floating rate loans with maturities of less than 5 years and the interest rate risk on these loans is offset by the cost of deposits, many of which generally pay interest based on a floating rate index. The Bank does not typically enter into derivative contracts for the purpose of managing interest rate risk but may do so in the future. Based upon the nature of operations, the Company is not subject to foreign exchange or commodity price risk and does not own any trading assets.

Net Interest Income At-Risk

The Bank analyzes its sensitivity to changes in interest rates through a net interest income simulation model. It estimates what net interest income would be for a one-year period based on current interest rates, and then calculates what the net interest income would be for the same period under different interest rate assumptions. For modeling purposes, the Bank reclassifies licensing fees on corporate cash management deposits from non-interest expense to interest expense since these fees are indexed to certain market interest rates. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2019 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

Although the net interest income table below provides an indication of interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results. The following table indicates the sensitivity of projected annualized net interest income to the interest rate movements described above at December 31, 2019 (dollars in thousands):

At December 31, 2019
Change in Interest Rates (basis points)	Net Interest Income Year 1 Forecast (1)	Year 1 Change from Level
400	$89,150	(15.17)%
300	92,796	(11.70)
200	96,459	(8.21)
100	100,332	(4.53)
—	105,090	—
(100)	111,824	6.41

(1)	Our modeling assumptions move licensing fees up to interest expense.

Given the recent decreases in market interest rates, the Company did not model a 200 basis point decrease in interest rates at December 31, 2019.

The table above indicates that at December 31, 2019, in the event of a 200 basis point instantaneous increase in interest rates, the Company would experience an 8.2% decrease in net interest income. In the event of a 100 basis point decrease in interest rates, it would experience a 6.4% increase in net interest income.

Economic Value of Equity Analysis

The Bank analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates.

The table below represents an analysis of interest rate risk as measured by the estimated changes in economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +300 and +400 basis points and -100 basis points) at December 31, 2019 (dollars in thousands):

		Estimated Increase (Decrease) in		EVE as a Percentage of Fair
		EVE		Value of Assets (3)
Change in					Increase
Interest Rates					(Decrease)
(basis points) (1)	Estimated EVE (2)	Dollars	Percent	EVE Ratio (4)	(basis points)
+400	$231,708	$(85,482)	(26.95)%	7.51	(2.01)
+300	253,604	(63,586)	(20.05)	8.07	(1.45)
+200	274,737	(42,453)	(13.38)	8.58	(0.94)
+100	299,219	(17,971)	(5.67)	9.15	(0.36)
—	317,190	—	—	9.51	—
-100	327,870	10,680	3.37	9.66	0.14

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

Given the recent decreases in market interest rates, the Company did not model a 200 basis point decrease in interest rates at December 31, 2019.

The table above indicates that at December 31, 2019, in the event of a 100 basis point decrease in interest rates, the Bank would experience a 3.37% increase in its economic value of equity. In the event of a 200 basis points increase in interest rates, it would experience a decrease of 13.38% in economic value of equity.

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

For the Company’s consolidated financial statements, see index on page 69.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure

a)	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2019. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2019 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a smaller reporting company) to provide only management’s report in this annual report.

c)	Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding the Company’s directors, executive officers and corporate governance is incorporated by reference to the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the SEC within 120 days of December 31, 2019. Specifically, the Company incorporates herein the information regarding its directors and executive officers included in the Proxy Statement under the headings “Proposal 1 — Election of Directors — Nominees and Continuing Directors,” “— Executive Officers Who Are Not Directors” and “— Delinquent Section 16(a)  Reports.”

Information regarding the Company’s corporate governance is incorporated herein by reference to the information in the Proxy Statement under the heading “Proposal 1 — Election of Directors — Committees of the Board of Directors — Audit Committee.” The Company has adopted a written Code of Ethics that applies to all directors, officers, including its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller, or persons performing similar functions, and employees. The Code of Ethics is published on the Company’s website, www.mcbankny.com. The Company will provide to any person, without charge, upon request, a copy of such Code of Ethics. Such request should be made in writing to: Metropolitan Bank Holding Corp. 99 Park Ave, 12th Floor, New York, New York, 10016, attention: Investor Relations.

Item 11.  Executive Compensation

Information regarding executive and director compensation and the Compensation Committee of the Company’s Board of Directors is incorporated herein by reference to the information in the Proxy Statement under the heading “Compensation Matters.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is included under the heading “Stock Ownership” in the Proxy Statement and is incorporated herein by reference.

The following table shows information at December 31, 2019 for all equity compensation plans under which shares of the Company’s common stock may be issued:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Number of Securities To be Issued Upon Exercise of Outstanding Options)

Equity Compensation Plans Approved By Security Holders	231,000	18.00	341,562
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	231,000	18.00	341,562

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Related Persons” and “Proposal 1 – Election of Directors – Board Independence” sections of the Company’s 2020 Proxy Statement are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Company’s 2020 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Financial Statements

See index to Consolidated Financial Statements on page 69.

Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under “Part II — Item 8. Financial Statements and Supplementary Data.”

Exhibits Required by Item 601 of SEC Regulation S-K

3.1	Certificate of Incorporation of Metropolitan Bank Holding Corp, as amended.(1)
3.2	Amended and Restated Bylaws of Metropolitan Bank Holding Corp.(2)
4.1	Form of Common Stock Certificate of Metropolitan Bank Holding Corp.(3)
4.2	Form of Class B Preferred Stock Certificate of Metropolitan Bank Holding Corp.(4)
4.3	Description of Securities of Metropolitan Bank Holding Corp.
10.1	Registration Rights Agreement, dated June 21, 2016, between Metropolitan Bank Holding Corp. and Endicott Opportunity Partners IV, L.P.(5)

10.2	Amended and restated Employment Agreement by and among Metropolitan Bank Holding Corp., Metropolitan Commercial Bank and Mark R. DeFazio(6)
10.3	Metropolitan Bank Holding Corp. 2009 Equity Incentive Plan(7)
10.4	First Amendment to 2009 Equity Incentive Plan(8))
10.5	Second Amendment to 2009 Equity Incentive Plan(9)
10.6	Metropolitan Commercial Bank Executive Annual Incentive Plan(10)
10.7	Form of Performance Restricted Share Unit Award Agreement(11)
10.8	Amendment One to Restricted Share Agreements between Metropolitan Bank Holding Corp and Grantee(12)
10.9	Form of Restricted Share Agreement(13)
10.10	Form of Stock Option Agreement(14)
10.11	Change in Control Agreement by and among Metropolitan Bank Holding Corp., Metropolitan Commercial Bank and Gerard Perri(15)
10.12	Employment Agreement by and between Metropolitan Commercial Bank and Scott Lublin(16)
10.13	Metropolitan Bank Holding Corp. 2019 Equity Incentive Plan(17)
10.14	Change in Control Agreement between Metropolitan Bank Holding Corp., Metropolitan Commercial Bank and Nick Rosenberg(18)
10.15	Change in Control Agreement between Metropolitan Bank Holding Corp., Metropolitan Commercial Bank and Anthony Fabiano(18)
10.16	Form of Restricted Stock Unit Award Agreement – 2019 Plan(19)
10.17	Form of Performance-Based Restricted Stock Award Agreement (20)
10.18	Form of Time-Based Restricted Stock Award Agreement (21)
10.19	Form of Incentive Stock Option Agreement (22)
10.20	Form of Non-Qualified Stock Option Agreement (23)
21	Subsidiaries of Registrant(24)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2019 and 2018, (ii) the Consolidated Statements of Operation for the years ended December 31, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018 (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, and (vi) the notes to the Consolidated Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333‑220805).
(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S‑1/A filed with the Securities and Exchange Commission on October 25, 2017 (File No. 333‑220805).
(3)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333‑220805).
(4)	Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333‑220805).
(5)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333‑220805).
(6)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on January 8, 2020 (File No. 001-38282).
(7)	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333‑220805).

(8)	Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282).
(9)	Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282).
(10)	Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S‑1/A filed with the Securities and Exchange Commission on October 25, 2017 (File No. 333‑220805).
(11)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on February 6, 2018 (File No. 001‑38282).
(12)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on February 6, 2018 (File No. 001‑38282).

(13) Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282).

(14) Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282).

(15) Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282).

(16) Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2018 (File No. 001-38282).

(17) Incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 17, 2019 (File No. 001-38282).

(18) Incorporated by reference to Exhibits 10.1 and 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2019 (File No. 001-38282).

(19) Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S‑8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333‑233465).

(20) Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S‑8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333‑233465).

(21) Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S‑8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333‑233465).

(22) Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S‑8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333‑233465).

(23) Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S‑8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333‑233465).

(24) Incorporated by reference to Exhibit 21 to the Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333‑220805).

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: March 9, 2020	By:	/s/ Mark R. DeFazio
Mark R. DeFazio
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mark R. DeFazio	President, Chief Executive Officer and Director	March 9, 2020
Mark R. DeFazio	(Principal Executive Officer)

/s/ Anthony J. Fabiano	Executive Vice President and Chief Financial Officer	March 9, 2020
Anthony J. Fabiano	(Principal Financial and Accounting Officer)

/s/ William Reinhardt	Chairman of the Board	March 9, 2020
William Reinhardt

/s/ Dale C. Fredston	Director	March 9, 2020
Dale C. Fredston

/s/ David J. Gold	Director	March 9, 2020
David J. Gold

/s/ Harvey M. Gutman	Director	March 9, 2020
Harvey M. Gutman

/s/ Terence J. Mitchell	Director	March 9, 2020
Terence J. Mitchell

/s/ Robert C. Patent	Director	March 9, 2020
Robert C. Patent

/s/ Maria F. Ramirez	Director	March 9, 2020
Maria F. Ramirez

/s/ David M. Gavrin	Director	March 9, 2020
David M. Gavrin

/s/ Robert Usdan	Director	March 9, 2020
Robert Usdan

/s/ George J. Wolf, Jr.	Director	March 9, 2020
George J. Wolf, Jr.

Crowe LLP Independent Member Crowe Global

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of

Metropolitan Bank Holding Corp. and Subsidiary

New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Metropolitan Bank Holding Corp. and Subsidiary (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Livingston, New Jersey
March 9, 2020

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar amounts in thousands, except per share data)

	December 31,	December 31,
	2019	2018
Assets
Cash and due from banks	$10,176	$9,246
Overnight deposits	381,045	223,704
Total cash and cash equivalents	391,221	232,950
Investment securities available for sale, at fair value, substantially restricted	234,942	30,439
Investment securities held to maturity (estimated fair value of $3,712 and $4,403 at December 31, 2019 and 2018, respectively)	3,722	4,571
Equity investments	2,224	2,110
Total securities	240,888	37,120
Other investments	20,939	22,287
Loans, net of deferred fees and unamortized costs	2,672,949	1,865,216
Allowance for loan losses	(26,272)	(18,942)
Net loans	2,646,677	1,846,274
Receivable from prepaid card programs, net	10,078	8,218
Accrued interest receivable	8,862	5,507
Premises and equipment, net	12,100	6,877
Prepaid expenses and other assets	11,406	8,158
Goodwill	9,733	9,733
Accounts receivable, net	5,668	5,520
Total assets	$3,357,572	$2,182,644
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$1,090,479	$798,563
Interest-bearing deposits	1,700,295	861,991
Total deposits	2,790,774	1,660,554
Federal Home Loan Bank of New York advances	144,000	185,000
Trust preferred securities	20,620	20,620
Subordinated debt, net of issuance cost	24,601	24,545
Secured borrowings	42,972	—
Accounts payable, accrued expenses and other liabilities	23,556	18,439
Accrued interest payable	1,229	1,282
Prepaid third-party debit cardholder balances	10,696	7,687
Total liabilities	3,058,448	1,918,127

Commitments and Contingencies (See Note 11)

Class B preferred stock, $0.01 par value, authorized 2,000,000 shares, 272,636 issued and outstanding at December 31, 2019 and 2018	3	3
Common stock, $0.01 par value, 25,000,000 shares authorized, 8,312,918 and 8,217,274 shares issued and outstanding at December 31, 2019 and 2018, respectively	82	82
Additional paid in capital	216,468	213,490
Retained earnings	81,364	51,415
Accumulated other comprehensive loss, net of tax effect	1,207	(473)
Total stockholders’ equity	299,124	264,517
Total liabilities and stockholders’ equity	$3,357,572	$2,182,644

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share data)

	2019	2018
Interest and dividend income:
Loans, including fees	$117,124	$77,342
Securities:
Taxable	3,730	743
Tax-exempt	11	29
Money market funds and commercial paper	159	135
Overnight deposits	7,739	5,042
Other interest and dividends	1,017	654
Total interest income	$129,780	$83,945
Interest expense:
Deposits	25,533	9,103
Borrowed funds	4,118	1,149
Trust preferred securities interest expense	899	846
Subordinated debt interest expense	1,620	1,619
Total interest expense	32,170	12,717

Net interest income	97,610	71,228
Provision for loan losses	4,223	3,138
Net interest income after provision for loan losses	93,387	68,090

Non-interest income:
Service charges on deposit accounts	3,556	4,248
Prepaid third-party debit card income	5,643	4,640
Other service charges and fees	1,366	3,305
Unrealized gain on equity securities	64	—
Loss on call of securities	—	(37)
Total non-interest income	10,629	12,156

Non-interest expense:
Compensation and benefits	$31,242	$25,658
Bank premises and equipment	6,530	5,063
Professional fees	3,427	2,922
Technology costs	10,992	3,987
Other expenses	7,764	5,841
Total non-interest expense	59,955	43,471

Net income before income tax expense	44,061	36,775
Income tax expense	13,927	11,221
Net income	$30,134	$25,554

Earnings per common share:
Basic earnings	$3.63	$3.12
Diluted earnings	$3.56	$3.06

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2019 and 2018

(Dollar amounts in thousands)

	2019	2018
Net income	$30,134	$25,554

Other comprehensive income (loss):
Unrealized holding gain (loss) arising during the period	2,358	(390)
Reclassification adjustments for net losses included in net income	—	37
Tax effect	(746)	86
Total unrealized gains (loss) on securities available for sale, net	1,612	(267)
Comprehensive income	31,746	25,287

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2019 and 2018

(Dollar amounts in thousands, except share data)

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount

Balance at January 1, 2018	272,636	$3	8,196,310	$81	$211,145	$25,861	$(206)	$236,884
Restricted stock, net of forfeiture	—	—	8,987	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	—	—	2,151	—	—	2,151
Exercise of stock options, net of redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	—	—	11,977	1	359	—	—	360
Repurchase of shares for exercise of stock options and tax withholding for restricted stock vesting	—	—	—	—	(132)	—	—	(132)
Issuance of common stock(1)	—	—	—	—	(33)	—	—	(33)
Net income	—	—	—	—	—	25,554	—	25,554
Other comprehensive loss	—	—	—	—	—	—	(267)	(267)
Balance at December 31, 2018	272,636	$3	8,217,274	$82	$213,490	$51,415	$(473)	$264,517

Balance at January 1, 2019	272,636	$3	8,217,274	$82	$213,490	$51,415	$(473)	$264,517
ASU 2016-01 Accounting adjustment to opening retained earnings	—	—	—	—	—	(68)	68	—
ASU 2014-09 Accounting adjustment to opening retained earnings	—	—	—	—	—	(117)	—	(117)
Balance at January 1, 2019, as adjusted	272,636	3	8,217,274	82	213,490	51,230	(405)	264,400
Restricted stock, net of forfeiture	—	—	104,862	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	—	—	3,067	—	—	3,067
Repurchase of shares for tax withholding for restricted stock vesting	—	—	(9,218)	—	(89)	—	—	(89)
Net income	—	—	—	—	—	30,134	—	30,134
Other comprehensive income	—	—	—	—	—	—	1,612	1,612
Balance at December 31, 2019	272,636	3	8,312,918	82	216,468	81,364	1,207	299,124

(1)	Represents costs incurred in connection with the Company’s IPO completed in 2017

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2019 and 2018

(Dollar amounts in thousands)

	2019	2018
Cash flows from operating activities:
Net income	$30,134	$25,554
Adjustments to reconcile net income to net cash:
Depreciation and amortization	1,613	1,355
Net amortization of premiums on securities	543	306
Amortization of subordinated debt issuance costs	56	56
Provision for loan and lease losses	4,223	3,138
Employee and non-employee stock-based compensation	3,067	2,151
Net change in deferred loan fees	2,837	1,063
Deferred income tax benefit	(1,865)	(1,531)
Loss on call of securities	—	37
Gain on sale of loans	(86)	(50)
Dividends earned on CRA fund	(50)	—
Unrealized gain of equity securities	(64)	—
Net change in:
Accrued interest receivable	(3,355)	(1,086)
Accounts payable, accrued expenses and other liabilities	5,117	(3,239)
Change in third-party debit cardholder balances	3,009	(1,195)
Change in accrued interest payable	(53)	533
Accounts receivable, net	(148)	1,081
Receivable from prepaid card programs, net	(1,860)	1,361
Prepaid expenses and other assets	(2,161)	(2,474)
Net cash provided by operating activities	40,957	27,060

Cash flows from investing activities:
Loan originations and payments, net	(777,181)	(279,794)
Loans purchased	(51,784)	(190,788)
Proceeds from the sale of loans held for sale	21,502	26,732
Redemptions of other investments	12,354	4,255
Purchases of other investments	(11,007)	(12,865)
Purchase of securities available for sale	(226,858)	(7,687)
Proceeds from calls of securities available for sale	1,065	1,463
Proceeds from paydowns and maturities of securities available for sale	23,136	5,252
Proceeds from paydowns of securities held to maturity	820	826
Purchase of premises and equipment, net	(6,836)	(1,964)
Net cash used in investing activities	(1,014,789)	(454,570)

Cash flows from financing activities:
Proceeds from exercise of stock options, net of redemptions	—	360
Redemption of common stock for tax withholdings for restricted stock vesting	(89)	(132)
Proceeds from FHLB advances	1,028,000	293,240
Repayments of FHLB advances	(1,069,000)	(150,438)
Proceeds from secured borrowings	42,972	—
Net increase in deposits	1,130,220	256,199
Net cash provided by financing activities	1,132,103	399,229

Increase (decrease) in cash and cash equivalents	158,271	(28,281)
Cash and cash equivalents at the beginning of the period	232,950	261,231
Cash and cash equivalents at the end of the period	$391,221	$232,950

Supplemental information:
Cash paid for:
Interest	$32,223	$12,184
Income Taxes	$15,185	$13,794
Non-cash item:
Transfer of loans held for investment to held for sale	$21,502	$26,682

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

NOTE 1 — ORGANIZATION

Metropolitan Bank Holding Corp. (a New York Corporation) (the “Company”) is a bank holding company whose principal activity is the ownership and management of Metropolitan Commercial Bank (the “Bank”), its wholly-owned subsidiary. The Bank’s primary market is the New York metropolitan area. The Bank offers a traditional range of commercial banking services to individuals, businesses and others needing banking services. Its primary lending products are commercial real estate loans, multi-family loans, and commercial and industrial loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flows from operations of businesses. The Bank’s primary deposit products are checking, savings, and term deposit accounts, and its deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) under the maximum amounts allowed by law. The Bank commenced operations on June 22, 1999.

The Company is subject to regulations of certain state and federal agencies and, accordingly, is periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s business is susceptible to being affected by state and federal legislation and regulations.

NOTE 2  — BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“GAAP”) and predominant practices within the U.S. banking industry. The consolidated financial statements include the accounts of the Company and the Bank. All intercompany balances and transactions have been eliminated. The Consolidated Financial Statements (the “financial statements”) reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the years presented. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods.

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Use of Estimates:   To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ from those estimates.

Cash Flows:   Cash and cash equivalents are defined as cash on hand and amounts due from banks and money market funds. Net cash flows are reported for customer loan and deposit transactions, and other investments.

Securities:   Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale (“AFS”) when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Equity securities with readily determinable fair value are carried at fair value, with change in fair value reported in net income.

On January 1, 2019, the Company adopted a new accounting standard for Financial Instruments (ASU 2016-01), which required equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Upon adoption, equity securities previously classified as available-for-sale are presented separately on the balance sheet as

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

equity securities. The amount of unrealized gain (loss), net of tax, related to these securities was reclassified from accumulated other comprehensive income to retained earnings as of January 1, 2019. Upon adoption, the amendments related equity securities without readily determinable fair values (including disclosure requirements) are being applied prospectively to equity investments that existed at January 1, 2019.

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

Management evaluates AFS securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the statement of operations and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Accounts Receivable & Receivable from Prepaid Card Programs, Net: Accounts receivables, net, primarily consist of the Bank’s in-transit items, trade receivables from prepaid debit card programs and other receivables. Receivables from prepaid card programs are predominantly government scheduled payments including financial assistance programs and pensions.

Revenue Recognition:  Most of the Company’s revenue is derived from interest income on loans. Any revenues from contracts with customers, which are not exempt from the accounting requirements under Accounting Standards Update (ASU) 2014‑09, Revenue from Contracts with Customers, are accounted for using the five-step method prescribed by the ASU. These revenue items are debit card income, service charges on deposit accounts and other service charges. In accordance with the ASU, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company applies the following five steps to properly recognize revenue: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Technology Costs: Technology costs are primarily comprised of licensing fees on certain deposit accounts held by bankruptcy trustees.  These accounts require the use of a software interface provided by a third party. Licensing fees amounted to $8.5 million and $1.0 million for 2019 and 2018, respectively. Bankruptcy accounts subject to the licensing fees amounted to $865.8 million and $80.8 million at December 31, 2019 and 2018, respectively.

Transfers of Financial Assets:   Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

transferred assets through an agreement to repurchase them before their maturity. Transfers of financial assets that do not meet the criteria to be accounted for as sales are recorded as secured borrowings.

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

The allowance for loan losses is maintained at an amount management deems adequate to cover probable incurred credit losses. In determining the level to be maintained, management evaluates many factors, including current economic trends, industry experience, historical loss experience, loan concentrations, the borrower’s ability to repay and repayment performance and estimated collateral values. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

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

When a loan is modified and concessions have been made to the original contractual terms, such as reductions in interest rate or deferral of interest or principal payments, due to the borrower’s financial condition, the modification is known as a troubled debt restructuring (“TDR”). TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Bank determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component of the allowance covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over a rolling two-year period. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects on any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: Construction loans, Commercial Real Estate loans, Multi-Family loans, One-to-Four Family loans, Commercial & Industrial loans and Consumer loans.

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

Commercial Real Estate — Commercial real estate loans are secured by nonresidential real estate and generally have larger balances and involve a greater degree of risk than residential real estate loans. Repayment of commercial real estate loans depends on the total cash flow analysis of the borrower and the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the cash flows from the property. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. Commercial real estate is also subject to adverse market conditions that cause a decrease in market value or lease rates, obsolescence in location or function and market conditions associated with oversupply of units in a specific region.

Multi-family — Multi-family real estate loans are secured by multi-family real estate and generally have larger balances and involve a greater degree of risk than residential real estate loans. Repayment of multi-family real estate loans depends on the cash flow analysis of the property, occupancy rates, and unemployment rates, combined with the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. Payments on these loans depend on successful operation and management of the properties, and repayment of such loans may be subject to adverse conditions in the real estate market or the economy.

One-to-Four Family — One-to-four family loans are generally made on the basis of the borrower’s ability to make repayment from his or her employment income or other income, and which are secured by real property whose value tends to be more easily ascertainable. Repayment of one-to-four family loans is subject to adverse employment conditions in the local economy leading to increased default rates and decreased market values from oversupply in a geographic area. In general, these loans depend on the borrower’s continuing financial stability and, therefore, are likely to be adversely affected by various factors, including job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Commercial & Industrial — Commercial & Industrial loans are generally of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

itself. Furthermore, any collateral securing such loans may depreciate over time, may be difficult to appraise, and may fluctuate in value.

Consumer — The Bank purchases loans made to licensed medical professionals on an unsecured basis. Consumer loans are comprised of these loans and student loans. As a result, repayment of such loans are subject, to a greater extent than loans secured by collateral, to the financial condition of the borrower.

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

The goodwill of $9.7 million is associated with a purchase of the prepaid third-party debit card business. The Company performed an impairment assessment and determined that no impairment of goodwill existed as of December 31, 2019 or 2018.

Stock-Based Compensation:   Compensation cost is recognized for stock options, restricted stock awards and restricted stock units, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of options. The market price of the Company’s common stock at the date of grant is used for restricted stock awards and restricted stock units. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

The Company also awards performance-based restricted stock units (“PRSUs”) to employees. The PRSUs are classified as either equity or liability, depending on certain criteria provided in ASC 718, Stock Based Compensation. This classification affects whether the measurement of fair value is fixed (i.e., measured only once) on the grant date or whether fair value will be remeasured each reporting period until settled. On the grant date, the estimate of equity-classified awards’ fair value would be fixed, the cumulative amount of previously recognized compensation cost would be adjusted, and the Company would no longer have to remeasure the award. If the award is liability-classified, the awards would continue to be marked to fair value each reporting period until settlement. The Company recognizes compensation cost for awards with performance conditions if and when it concludes that it is probable that the performance conditions will be achieved. The Company assesses the probability of vesting (i.e. that the performance

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

conditions will be met) at each reporting period and, if required, adjusts compensation cost based on its probability assessment.

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

Other Investments:   Other investments includes Federal Reserve Bank (“FRB”) stock, Federal Home Loan Bank (“FHLB”) stock and investments in the Solomon Hess SBA Loan Fund (“SBA Loan Fund”). Other investments also include a $500,000 investment in The Disability Opportunity Fund, which is an equity equivalent investment to a community development financial institution. The investment was made by the Bank in 2018.The Bank is a member of the FRB and the FHLB systems. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FRB and FHLB stock are carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The investment in the SBA Fund is recorded at cost and periodically evaluated for impairment. The Company held FRB and FHLB stock of  $7.3 million and $8.1 million, respectively, and an SBA Loan Fund investment of  $5.0 million as of December 31, 2019. As of December 31, 2018, the Company held FRB and FHLB stock of $7.3 million and $9.5 million, respectively, and an SBA loan Fund investment of $5.0 million.

Comprehensive Income:   Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Restrictions on Cash:  Cash on hand or on deposit with the FRB was required to meet regulatory reserve and clearing requirements. Also included in cash was $10.6 million and $9.4 million of cash held in escrow and collateral accounts for third-party debit card program managers as of December 31, 2019 and 2018, respectively.

Earnings per Common Share:   Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted average number shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. Unvested share-based awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company has determined that its outstanding non-vested stock awards are participating securities and that its outstanding non-vested restricted stock units and PRSUs are non-participating securities.

Income Taxes:   Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The primary temporary difference relates to the allowance for loan losses. A valuation allowance is recorded, as necessary, to reduce deferred tax assets to an estimated amount expected to be realized.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

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

For the years ended December 31, 2019 and 2018 (Continued)

described above. Management evaluated the Company’s revenue streams and recorded an adjustment to opening retained earnings of $117,000 in accordance with the modified retrospective method allowed by the ASU.

In January 2016, the FASB issued ASU 2016‑01, an amendment to Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825‑10). The objectives of the ASU are to: (1) require equity investments to be measured at fair value, with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet, (4) require the use of the exit price notion when measuring the fair value of financial instruments, and (5) clarify the need for a valuation allowance on a deferred tax asset related to AFS securities in combination with the entity’s other deferred tax assets. In February 2018, the FASB issued ASU 2018‑03, Technical Corrections and Improvements to Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Liabilities, an amendment to ASU 2016‑01. The amendments clarify certain aspects of the guidance issued in ASU 2016‑01. The Company adopted these ASUs on January 1, 2019. The Company evaluated the impact of ASU 2016‑01 and 2018‑03 and recorded $68,000, net of tax, as an adjustment to opening retained earnings and accumulated other comprehensive income in accordance with the modified retrospective method allowed by the ASU.

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842). ASU 2016‑02 requires companies that lease valuable assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. In September 2019, the FASB approved a delay for the implementation of the ASU. Accordingly, the amendments in this update are effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021; however, early adoption is permitted. Under ASU 2016‑02, the Company will recognize a right-of-use asset and a lease obligation liability on the consolidated statement of financial condition, which will increase the Company’s assets and liabilities. The Company is evaluating other potential impacts of ASU 2016‑02 on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016‑13, Financial Instruments – Credit Losses (Topic 326), which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration. In October 2019, the FASB approved a delay for the implementation of the ASU. Accordingly, as an EGC, the Company’s effective date for the implementation of the ASU will be January 1, 2023. Management has established a committee to evaluate the impact of ASU 2016‑13 on the Company’s financial statements. The Company expects to recognize a one-time cumulative adjustment to the allowance for loan losses as of the beginning of the reporting period in which the ASU takes effect but cannot yet determine the magnitude of the impact on the consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017‑08, Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

change the accounting for purchased callable debt securities held at a discount as discounts continue to be amortized to maturity. ASU No. 2017‑08 is effective for interim and annual reporting periods beginning after December 15, 2019 and early adoption is permitted. At December 31, 2019, the Company did not own any purchased callable debt securities. Management expects that ASU 2017-07 will not have a material impact on its consolidated financial statements.

On February 14, 2018, the FASB issued final guidance in the form of ASU 2018‑02, which permits — but does not require — companies to reclassify stranded tax effects caused by the 2017 tax reform from accumulated other comprehensive income to retained earnings. Additionally, the ASU requires new disclosures by all companies, whether they opt to do the reclassification or not. ASU 2018-02 became effective for the Company on January 1, 2019 and the Company opted not to make the reclassification under ASU 2018-02.

NOTE 4 — INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at December 31, 2019 and 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses (dollars in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2019	Cost	Gains	Losses	Fair Value
Debt securities available for sale
Residential mortgage securities	$175,902	$1,478	$(117)	$177,263
Commercial mortgage securities	32,284	206	(18)	32,472
U.S. Government agency securities	25,000	207	—	25,207
Total securities available for sale	$233,186	$1,891	$(135)	$234,942

Held-to-Maturity Securities:
Residential mortgage securities	3,722	9	(19)	3,712
Total securities held to maturity	$3,722	$9	$(19)	$3,712

Equity investments:
CRA Mutual Fund	2,258	—	(34)	2,224
Total equity investment securities	$2,258	$—	$(34)	$2,224

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2018	Cost	Gains	Losses	Fair Value
Debt securities available for sale
Residential mortgage securities	$24,093	$3	$(583)	$23,513
Commercial mortgage securities	5,874	—	(25)	5,849
Municipal bond	1,074	3	—	1,077
Total securities available for sale	$31,041	$6	$(608)	$30,439

Held-to-Maturity Securities:
Residential mortgage securities	4,546	—	(168)	4,378
Foreign government securities	25	—	—	25
Total securities held to maturity	$4,571	$—	$(168)	$4,403

Equity investments:
CRA Mutual Fund	$2,208	—	(98)	2,110
Total equity investment securities	$2,208	$—	$(98)	$2,110

The proceeds from calls of securities during the years ended December 31, 2019 and 2018 were $1.1 million and $1.5 million, respectively. There were no gains or losses on the call of securities during the year ended December 31, 2019. Loss on calls of securities during the year ended December 31, 2018 were $37,000.

The following table summarizes, by contractual maturity, amortized cost and fair value of debt securities at December 31, 2019 and 2018. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The table does not include the effect of principal repayments. Equity securities, primarily investment in mutual funds, have been excluded from the table. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately (dollars in thousands):

	Held-to-Maturity		Available-for-Sale
At December 31, 2019	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
One to five years	—	—	—	—
Five to ten years	—	—	25,000	25,207
Due after ten years	—	—	—	—
Total	$—	$—	$25,000	$25,207

Residential mortgage securities	$3,722	$3,712	$175,902	$177,263
Commercial mortgage securities	—	—	32,284	$32,472

Total Securities	$3,722	$3,712	$233,186	$234,942

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

	Held-to-Maturity		Available-for-Sale
At December 31, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$25	$25	$257	$258
One to five years	—	—	—	—
Five to ten years	—	—	—	—
Due after ten years	—	—	817	819
Total	$25	$25	$1,074	$1,077

Residential mortgage securities	$4,546	$4,378	$24,093	$23,513
Commercial mortgage securities	—	—	5,874	$5,849

Total Securities	$4,571	$4,403	$31,041	$30,439

There were $126.2 million of AFS securities pledged as collateral for certain deposits at December 31, 2019. There were no securities pledged at December 31, 2018.

At December 31, 2019 and 2018, all of the mortgage-backed securities and collateralized mortgage obligations held by the Bank were issued by U.S. government-sponsored entities and agencies.

Securities with unrealized losses for the years ended December 31, 2019 and 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 months or more		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2019	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities available for sale
Residential mortgage securities	$22,850	$(52)	$6,728	$(65)	$29,578	$(117)
Commercial mortgage securities	9,911	(18)	—	—	9,911	(18)
Total securities available for sale	$32,761	$(70)	$6,728	$(65)	$39,489	$(135)

Held-to-Maturity Securities:
Residential mortgage securities	$—	$—	$1,470	$(19)	$1,470	$(19)
Total securities held to maturity	$—	$—	$1,470	$(19)	$1,470	$(19)

Equity investments:
CRA Mutual Fund	$—	$—	$2,224	$(34)	$2,224	$(34)
Total equity investment securities	$—	$—	$2,224	$(34)	$2,224	$(34)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

	Less than 12 Months		12 months or more		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2018	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities available for sale
Residential mortgage securities	$10,374	$(73)	$9,890	$(510)	$20,264	$(583)
Commercial mortgage securities	—	—	5,849	(25)	5,849	(25)
Total securities available for sale	$10,374	$(73)	$15,739	$(535)	$26,113	$(608)

Held-to-Maturity Securities:
Residential mortgage securities	$—	$—	$4,378	$(168)	$4,378	$(168)
Total securities held to maturity	$—	$—	$4,378	$(168)	$4,378	$(168)

Equity investments:
CRA Mutual Fund	$—	$—	$2,110	$(98)	$2,110	$(98)
Total equity investment securities	$—	$—	$2,110	$(98)	$2,110	$(98)

The unrealized losses of securities are primarily due to the changes in market interest rates subsequent to purchase. The Bank does not consider these securities to be other-than-temporarily impaired at December 31, 2019 and 2018 since the decline in market value was attributable to changes in interest rates and not credit quality. In addition, the Bank does not intend to sell and does not believe that it is more likely than not that it will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no impairment loss was recognized during the years ended December 31, 2019 or 2018.

As of December 31, 2019 and 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

NOTE 5  — LOANS

Net loans consist of the following as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019	December 31, 2018
Real estate
Commercial	$1,668,236	$949,778
Construction	30,827	42,540
Multi-family	375,611	307,126
One-to-four family	82,670	79,423
Total real estate loans	2,157,344	1,378,867

Commercial and industrial	448,619	381,692
Consumer	71,956	106,790
Total loans	2,677,919	1,867,349
Deferred fees	(4,970)	(2,133)
Loans, net of deferred fees and unamortized costs	2,672,949	1,865,216
Allowance for loan losses	(26,272)	(18,942)
Balance at the end of the period	$2,646,677	$1,846,274

The following tables represent the changes in the allowance for loan losses for the years ended December 31, 2019 and 2018, by portfolio segment. The portfolio segments represent the categories that the Bank uses to determine its allowance for loan losses (dollars in thousands):

	Commercial	Commercial			One-to-four
Year ended December 31, 2019	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$9,037	$6,257	$625	$2,047	$228	$748	$18,942
Provision (credit) for loan losses	6,280	(2,678)	(214)	406	39	390	4,223
Loans charged-off	—	(798)	—	—	—	(389)	(1,187)
Recoveries	—	4,289	—	—	—	5	4,294
Total ending allowance balance	$15,317	$7,070	$411	$2,453	$267	$754	$26,272

	Commercial	Commercial			One-to-four
Year ended December 31, 2018	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$7,136	$5,578	$519	$1,156	$138	$360	$14,887
Provision (credit) for loan losses	1,978	(717)	106	891	90	790	3,138
Loans charged-off	(77)	(304)	—	—	—	(402)	(783)
Recoveries	—	1,700	—	—	—	—	1,700
Total ending allowance balance	$9,037	$6,257	$625	$2,047	$228	$748	$18,942

Total charge offs were $1.2 million and $783,000 during the years ended December 31, 2019 and 2018, respectively. The provision for loan losses for the year ended December 31, 2019 was $4.2 million, as compared to $3.1 million for year ended December 31, 2018. The required provision for loan losses for the year ended December 31, 2019 was reduced due to $4.3 million of recoveries related primarily to the recovery of medallion loans previously charged off in 2017 and 2016.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of December 31, 2019 and 2018 (dollars in thousands):

	Commercial	Commercial			One-to-four
At December 31, 2019	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$805	$—	$—	$64	$311	$1,180
Collectively evaluated for impairment	15,317	6,265	411	2,453	203	443	25,092
Total ending allowance balance	$15,317	$7,070	$411	$2,453	$267	$754	$26,272
Loans:
Individually evaluated for impairment	$367	$1,047	$—	$—	$3,384	$728	$5,526
Collectively evaluated for impairment	1,667,869	447,572	30,827	375,611	79,286	71,228	2,672,393
Total ending loan balance	$1,668,236	$448,619	$30,827	$375,611	$82,670	$71,956	$2,677,919

	Commercial	Commercial			One-to-four
At December 31, 2018	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$44	$44
Collectively evaluated for impairment	9,037	6,257	625	2,047	228	704	18,898
Total ending allowance balance	$9,037	$6,257	$625	$2,047	$228	$748	$18,942
Loans:
Individually evaluated for impairment	$383	$—	$—	$—	$1,078	$89	$1,550
Collectively evaluated for impairment	949,395	381,692	42,540	307,126	78,345	106,701	1,865,799
Total ending loan balance	$949,778	$381,692	$42,540	$307,126	$79,423	$106,790	$1,867,349

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

The following tables present information related to loans determined to be impaired by class of loans as of and for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Unpaid Principal		Allowance for Loan	Average Recorded	Interest Income
At December 31, 2019	Balance	Recorded Investment	Losses Allocated	Investment	Recognized
With an allowance recorded:
One-to-four family	$633	$503	$64	$411	$19
Consumer	731	728	311	311	13
C&I	1,047	1,047	805	419	—
Total	$2,411	$2,278	$1,180	$1,141	$32

Without an allowance recorded:
One-to-four family	3,028	$2,881	$—	$2,063	$124
Commercial real estate	367	367	—	375	15
Total	$3,395	$3,248	$—	$2,438	$139

	Unpaid Principal		Allowance for Loan	Average Recorded	Interest Income
At December 31, 2018	Balance	Recorded Investment	Losses Allocated	Investment	Recognized
With an allowance recorded:
One-to-four family	—	—	—	111	—
Consumer	105	89	44	157	7
Total	$105	$89	$44	$268	$7

Without an allowance recorded:
One-to-four family	1,355	1,078	—	1,477	59
Commercial real estate	385	383	—	1,471	87
Total	$1,740	$1,461	$—	$2,948	$146

The recorded investment in loans excludes accrued interest receivable and loan origination fees. Interest income was recognized on a cash basis for impaired loans.

Interest income that would have been recorded for the year ended December 31, 2019 had non-accrual loans been current according to their original terms amounted to $144,000. The Bank recognized $94,000 of interest income for these loans for the year ended December 31, 2019.

Interest income that would have been recorded for the year ended December 31, 2018, had non-accrual loans been current according to their original terms, amounted to $14,000. The Bank recognized $12,000 of interest income for these loans for the year ended December 31, 2018.

For a loan to be considered impaired, management determines after review whether it is probable that the Bank will be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified nonaccrual loans and TDRs. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

The following tables present the recorded investment in non-accrual loans, loans past due over 90 days and still accruing by class of loans as of December 31, 2019 and 2018 (dollars in thousands):

At December 31, 2019	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial & industrial	1,047	408
One-to-four family	2,345	—
Consumer	693	—
Total	$4,085	$408

At December 31, 2018	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial & industrial	—	239
Consumer	50	—
Total	$50	$239

All TDRs at December 31, 2019 and 2018 were performing in accordance with their structured terms.

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2019 and 2018 (dollars in thousands):

			Greater
	30-59	60-89	than 90	Total past	Current
At December 31, 2019	Days	Days	days	due	loans	Total
Commercial real estate	$—	$—	$—	$—	$1,668,236	$1,668,236
Commercial & industrial	346	—	1,455	1,801	446,818	448,619
Construction	—	—	—	—	30,827	30,827
Multi-family	—	—	—	—	375,611	375,611
One-to-four family	—	—	—	—	82,670	82,670
Consumer	636	14	693	1,343	70,613	71,956
Total	$982	$14	$2,148	$3,144	$2,674,775	$2,677,919

			Greater
	30-59	60-89	than 90	Total past	Current
At December 31, 2018	Days	Days	days	due	loans	Total
Commercial real estate	$—	$—	$—	$—	$949,778	$949,778
Commercial & industrial	1,670	95	239	2,004	379,688	381,692
Construction	—	—	—	—	42,540	42,540
Multi-family	—	—	—	—	307,126	307,126
One-to-four family	870	—	—	870	78,553	79,423
Consumer	119	43	50	212	106,578	106,790
Total	$2,659	$138	$289	$3,086	$1,864,263	$1,867,349

Troubled Debt Restructurings

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and are classified as impaired. Included in impaired loans at

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

December 31, 2019 and 2018 were loans modified as TDRs with a recorded investment of $1.4 million and $1.5 million, respectively. The Company had allocated $81,000 and $19,000 of specific reserves to customers whose loan terms have been modified as TDRs as of December 31, 2019 and 2018, respectively. The Company has not committed to lend additional amounts as of December 31, 2019 and 2018 to customers with outstanding loans that are classified as TDRs.

The following tables present the recorded investment in TDRs by class of loans as of December 31, 2019 and 2018 (dollars in thousands):

At December 31, 2019	Troubled Debt Restructuring
Commercial real estate	$367
One-to-four family	1,039
Consumer	35
Total	$1,441

At December 31, 2018	Troubled Debt Restructuring
Commercial real estate	$383
One-to-four family	1,078
Consumer	39
Total	$1,500

There were no loans modified as a TDR during the year ended December 31, 2019. TDRs include loans with one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. Modifications involving a reduction of the stated interest rate and/or an extension of the maturity date were for a period of three to five years.

In 2019 and 2018 there were no TDRs for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

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

For the years ended December 31, 2019 and 2018 (Continued)

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (dollars in thousands):

		Special
At December 31, 2019	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$1,667,869	$367	$—	$—	$1,668,236
Commercial & industrial	446,612	—	960	1,047	448,619
Construction	30,827	—	—	—	30,827
Multi-family	375,611	—	—	—	375,611
Total	$2,520,919	$367	$960	$1,047	$2,523,293

		Special
At December 31, 2018	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$949,395	$383	$—	$—	$949,778
Commercial & industrial	381,692	—	—	—	381,692
Construction	41,044	1,496	—	—	42,540
Multi-family	307,126	—	—	—	307,126
Total	$1,679,257	$1,879	$—	$—	$1,681,136

NOTE 6 — PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows as of December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2019	2018
Furniture and Equipment (useful life of 3 to 7 years)	$9,961	$8,773
Furniture and Equipment in Process	2,175	—
Leasehold Improvements (useful life of 3 to 10 years)	11,092	11,387
Leasehold Improvements in Process	3,768	—
Total Premises and Equipment	26,996	20,160
Less accumulated depreciation and amortization	(14,896)	(13,283)
Total Premises and Equipment, net	$12,100	$6,877

Depreciation and amortization expense amounted to $1.6 million and $1.4 for the years ended December 31, 2019 and 2018, respectively.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

NOTE 7 — DEPOSITS

Deposits consisted of the following as of December 31, 2019 and 2018 (dollars in thousands):

	At December 31,
	2019	2018

Noninterest bearing demand accounts	$1,090,479	$798,563
Money market	1,573,716	745,040
Savings accounts	16,204	19,950
Time Deposits:
Time deposits under $100,000	5,483	7,045
Time deposits $100,000 and over	104,892	89,956
Total deposits	$2,790,774	$1,660,554

Time deposits greater than $250,000 at December 31, 2019 and 2018 were $61.4 million and $64.6 million, respectively.

The following are scheduled maturities of time deposits as of December 31, 2019 (dollars in thousands):

At December 31,
2019
2020	$91,884
2021	14,265
2022	859
2023	448
2024	2,919
Total time deposits	$110,375

NOTE 8 — BORROWINGS

Borrowings from the FHLB at December 31, 2019 and 2018 were as follows (dollars in thousands):

	2019	2018
Maturing in 2020, fixed rate at rates from 1.86% to 2.09%, weighted averaging 2.02%	$144,000	$—
Maturing in 2019, fixed rate at rates from 2.47% to 2.73%, weighted averaging 2.64%	—	185,000
Total	$144,000	$185,000

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances are collateralized by mortgage loans under a blanket lien agreement in the amount of approximately $437.8 million and $249.7 million as of December 31, 2019 and 2018, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow an additional total of approximately $293.8 million as of December 31, 2019.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

FHLB advances that mature over the next five years and thereafter as follows (dollars in thousands):

Principal
2020	$144,000
2021	—
2022	—
2023	—
2024	—
Total	$144,000

Trust Preferred Securities Payable:   On December 7, 2005, the Company established MetBank Capital Trust I, a Delaware statutory trust (“Trust I”). The Company owns all of the common capital securities of Trust I in exchange for contributed capital of $310,000. Trust I issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust I’s common capital securities, in the Company through the purchase of $10 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust I, mature on December 9, 2035 and bear interest then at a floating rate of 3-month LIBOR plus 1.85%. The Debentures are callable. The interest rates were 3.84% and 4.66% as of December 31, 2019 and 2018, respectively.

On July 14, 2006, the Company established MetBank Capital Trust II, a Delaware statutory trust (“Trust II”). The Company owns all of the common capital securities of Trust II in exchange for contributed capital of $310,000. Trust II issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust II’s common capital securities, in the Company through the purchase of $10 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures II”) issued by the Company. The Debentures II, the sole assets of Trust II, mature on October 7, 2036, and bear interest at a floating rate of three-month LIBOR plus 2.00%. The Debentures II are callable. The interest rates were 3.99% and 4.81% as of December 31, 2019 and 2018, respectively.

The Company is not considered the primary beneficiary of these trusts; therefore, the trusts are not consolidated in the Company’s financial statements. Interest on the subordinated debentures may be deferred by the Company at any time or from time to time for a period not exceeding 20 consecutive quarterly payments (5 years), provided there is no event of default. At the end of the deferral period, the Company must pay accrued interest, at which point it may elect a new deferral period provided that no deferral may extend beyond maturity.

The investments in the common capital securities of Trust I and Trust II are included in other assets on the consolidated statements of financial condition. The subordinated debentures may be included in Tier 1 capital (with certain applicable limitations) under current regulatory guidelines and interpretations.

The terms of these trust preferred securities may be impacted by the transition from LIBOR to an alternative U.S. dollar reference interest rate, potentially SOFR, in 2022. Management is currently evaluating the impact of the transition on the trust preferred securities payable.

Subordinated Debt:   On March 8, 2017, the Company issued $25 million of subordinated notes to accredited institutional investors. The notes mature on March 15, 2027 and bear an interest rate of 6.25% per annum. The interest is paid semi-annually on March 15 and September 15 of each year through March 15, 2022 and quarterly thereafter on March 15, June 15, September 15 and December 15 of each year.

In accordance with the terms of the subordinate notes, the interest rate from March 15, 2022 to the maturity date shall reset quarterly to an interest rate per annum equal to the current three month LIBOR (not less than zero) plus 426

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

basis points, payable quarterly in arrears. These terms may be impacted by the transition from LIBOR to an alternative U.S. dollar reference interest rate, potentially SOFR, in 2022. Management is currently evaluating the impact of the transition on the Company’s subordinate notes payable.

The Company may redeem the subordinated notes beginning with the interest payment date of March 15, 2022 and on any scheduled interest payment date thereafter. The subordinated notes may be redeemed in whole or in part, at a redemption price equal to 100% of the principal amount of the subordinated notes plus any accrued and unpaid interest.

NOTE 9 — INCOME TAXES

Income tax expense consisted of the following for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
(in thousands)	2019	2018
Current
Federal	$9,222	$7,990
State and local	6,570	4,762
Total current	15,792	12,752
Deferred
Federal	(845)	(896)
State and local	(1,020)	(635)
Total deferred	(1,865)	(1,531)
Total income tax expense	$13,927	$11,221

Deferred tax assets and liabilities consist of the following (dollars in thousands):

	At December 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses	$8,303	$5,893
Interest on nonaccrual loans	24	28
Off balance sheet reserves	57	127
Restricted stock	188	167
Tangible asset	17	20
Non-qualified stock options	294	290
Net unrealized loss on securities available for sale	—	172
Other	51	—
Total gross deferred tax assets	8,934	6,697
Deferred tax liabilities:
Depreciation and amortization	781	392
Net unrealized gain on securities available for sale	604	—
Pass-through income	69	255
Prepaid assets	341	—
Total gross deferred tax liabilities	1,795	647
Net deferred tax asset, included in other assets	$7,139	$6,050

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

The following is a reconciliation of the Company’s statutory federal income tax rate of 21% to its effective tax rate for the years ended December 31, 2019 and 2018 (dollars in thousands):

	For the year ended December 31,
	2019		2018
	Tax expense/		Tax expense/
	(benefit)	Rate	(benefit)	Rate
Pretax income at statutory rates	$9,253	21.00%	$7,723	21.00%
State and local taxes, net of federal income tax benefit	4,385	9.95	3,260	8.87
Nondeductible expenses	430	0.97	327	0.89
Excess tax deduction on equity awards	(132)	(0.30)	(83)	(0.23)
Tax-exempt income, net	(2)	(0.00)	(6)	(0.02)
Other	(7)	(0.01)	—	—
Effective income tax expense/rate	$13,927	31.61%	$11,221	30.51%

Metropolitan Bank Holding Corp. and the Bank filed consolidated Federal, New York State and New York City tax returns in 2019 and 2018.

As of December 31, 2019 and 2018, there are no unrecognized tax benefits, and the Company does not expect this to significantly change in the next twelve months.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the State and City of New York. The Company is no longer subject to examination by the U.S. federal and state or local tax authorities for years prior to 2016.

 NOTE 10 — RELATED PARTY TRANSACTIONS

Deposits from principal officers, directors, and their affiliates at year-end 2019 and 2018 were $566,000 and $1.9 million, respectively.

A promissory note of $780,000 was made to an executive officer of the Bank during 2016. The note has a fixed interest rate of 2.125% per annum (determined by reference to the 5-year LIBOR rate in effect on the note date, plus 100 basis points) and interest is payable on the last day of each calendar quarter. The note has a balloon payment term and the due date is August 15, 2021, with no prepayment penalty. The outstanding balance of the subject loan was $780,000 as of December 31, 2019 and 2018.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

NOTE 11 — COMMITMENTS AND CONTINGENCIES

The Company leases certain branch properties under operating leases. Approximate future minimum rental payments required under all non-cancellable operating leases, before considering renewal options that generally are present, were as follows (dollars in thousands):

Year Ending December 31,
2020	$4,403
2021	3,811
2022	3,741
2023	3,412
2024	3,370
Thereafter (and through 2035)	26,578
$45,315

Total rent expense for the years ended December 31, 2019 and 2018 was $3.8 million and $2.7 million, respectively.

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

Assets and Liabilities Measured on a Recurring Basis

Assets measured on a recurring basis are limited to the Bank’s AFS portfolio and equity investments. The AFS portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Equity investments are carried at estimated fair value with changes in fair value reported as unrealized gain/(loss) on the statement of operations. The fair values for substantially all of these securities are obtained monthly from an independent nationally recognized pricing service. On a quarterly basis, the Bank assesses the reasonableness of the fair values obtained by reference to a second independent nationally recognized pricing service. Based on the nature of these securities, the Bank’s independent pricing service provides prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in the Bank’s portfolio. Various modeling techniques are used to determine pricing for the Bank’s mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, the Bank obtains the models, inputs and assumptions utilized by its pricing service and reviews them for reasonableness.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At December 31, 2019
Residential mortgage securities	$177,263	$—	$177,263	$—
Commercial mortgage securities	32,472	—	32,472	—
U.S. Government agency securities	25,207	—	25,207	—
CRA Mutual Fund	2,224	2,224	—	—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2018
Residential mortgage securities	$23,513	$-	$23,513	$-
Commercial mortgage securities	5,849	-	5,849	-
Municipal bond	1,077	-	1,077	-
CRA Mutual Fund	2,110	2,110	-	-

There were no transfers between Level 1 and Level 2 during 2019 or 2018.

Loans measured at fair value on a non-recurring basis amounted to $242,000 at December 31, 2019. There were no material assets measured at fair value on a non-recurring basis at December 31, 2018.

The Bank has engaged an independent pricing service provider to provide the fair values of its financial assets and liabilities measured at amortized cost. This provider follows FASB’s exit pricing guidelines, as required by

ASU 2016-01, when calculating the fair market value.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

Carrying amount and estimated fair values of financial instruments at December 31, 2019 and 2018 were as follows (dollars in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2019	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Assets:
Cash and due from banks	$10,176	$10,176	$—	$—	$10,176
Overnight deposits	381,045	381,045	—	—	381,045
Securities available for sale	234,942	—	234,942	—	234,942
Securities held to maturity	3,722	—	3,712	—	3,712
Equity investments	2,224	2,224	—	—	2,224
Loans, net	2,646,677	—	—	2,609,233	2,609,233
Other investments
FRB Stock	7,317	N/A	N/A	N/A	N/A
FHLB Stock	8,122	N/A	N/A	N/A	N/A
SBA Loan Fund	5,000	N/A	N/A	N/A	N/A
Disability Fund	500	—	500	—	500
Accrued interest receivable	8,862	—	544	8,318	8,862

Financial liabilities:
Non-interest-bearing demand deposits	$1,090,479	$1,090,479	$—	$—	$1,090,479
Money market and savings deposits	1,589,920	1,589,920	—	—	1,589,920
Time deposits	110,375	—	110,800	—	110,800
Federal Home Loan Bank of New York advances	144,000	—	144,229	—	144,229
Trust preferred securities payable	20,620	—	—	20,011	20,011
Subordinated debt, net of issuance cost	24,601	—	25,375	—	25,375
Accrued interest payable	1,229	14	1,009	206	1,229

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2018	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Assets:
Cash and due from banks	$9,246	$9,246	$—	$—	$9,246
Overnight deposits	223,704	223,704	—	—	223,704
Securities available for sale	30,439	—	30,439	—	30,439
Securities held to maturity	4,571	—	4,403	—	4,403
Equity investments	2,110	2,110	—	—	2,110
Loans, net	1,846,274	—	—	1,796,462	1,796,462
Other investments
FRB Stock	7,250	N/A	N/A	N/A	N/A
FHLB Stock	9,537	N/A	N/A	N/A	N/A
SBA Loan Fund	5,000	N/A	N/A	N/A	N/A
Certificates of deposit	500	—	500	—	500
Accrued interest receivable	5,507	—	127	5,380	5,507

Financial Liabilities:
Non-interest-bearing demand deposits	$798,563	$798,563	$—	$—	$798,563
Money market and savings deposits	764,990	764,990			764,990
Time deposits	97,001	—	96,859	—	96,859
Federal Home Loan Bank of New York advances	185,000	—	184,999	—	184,999
Trust preferred securities payable	20,620	—	—	19,821	19,821
Subordinated debt, net of issuance cost	24,545	—	25,125	—	25,125
Accrued interest payable	1,282	13	1,044	225	1,282

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

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

NOTE 14 — STOCK COMPENSATION PLAN

Equity Incentive Plan

On May 28, 2019, the Company's 2019 Equity Incentive Plan (the “2019 EIP”) was approved by stockholders of the Company. Under the 2019 EIP, the maximum number of shares of stock that may be delivered to participants in the form of restricted stock, restricted stock units and stock options, including incentive stock options (“ISO”) and non-qualified stock options, is 340,000, plus any awards that are forfeited under the 2009 Equity Incentive Plan (the “2009 Plan”).  Under the 2009 Plan, there are 468,382 shares that are subject to outstanding and/or unexercised awards that have been granted and, if forfeited after May 28, 2019, such shares will be available to be granted under the 2019 EIP.  The 2009 Plan expired on May 18, 2019 and, accordingly, the 628,719 shares that were unissued under the 2009 Plan have expired and may not be granted (and such shares of stock did not roll over to the 2019 EIP).

At December 31, 2019, there were 341,562 shares issuable under the 2019 EIP. At December 31, 2018, there were 735,142 shares issuable under the 2009 Plan.

Stock Options

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

The fair value of each stock option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities based on historical volatilities of the Company’s common stock are not significant. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

There was no compensation cost related to non-vested stock options granted as of December 31, 2019 and 2018 as all stock options were vested.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

A summary of the status of the Company’s stock option plan and the changes during the year is presented below:

	2019
		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding, beginning of year	231,000	$18.00
Granted	—	—
Exercised	—	—
Cancelled/forfeited	—	—
Outstanding, end of year	231,000	$18.00
Options vested and exercisable at year-end	231,000	$18.00

Aggregate intrinsic value of options outstanding at December 31, 2019		$6,983,130

Weighted average remaining contractual life (years)		4.38

The following table summarizes information about stock options outstanding at December 31, 2019:

	Options Outstanding
Range of Average	Number Outstanding at	Weighted Average	Weighted Average	Weighted average
Exercise Prices	December 31, 2019	Remaining Contractual Life	Exercise Price	intrinsic value
$10 – 20	231,000	4.38	$18.00	$30.23
$21 – 30	—	—	$—	$—
$10 – 30	231,000	4.38	$18.00	$30.23

There were no stock options exercised during the year ended December 31, 2019. During the year ended December 31, 2018, 30,000 stock options were exercised, which had an intrinsic value of $227,910. Cash received from these exercises was $360,000.

Restricted Stock Awards

The Company issued restricted stock awards to certain key personnel under the 2009 Equity Incentive Plan (2009 EIP). Each restricted stock award vests based on vesting scheduled outlined in the award agreement. Restricted stock awards are subject to forfeiture if the holder is not employed by the Company on the vesting date.

Total compensation cost that has been charged against income for restricted stock awards was $1.2 million and $445,156 for years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there was $1.9 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.0 years.

In addition, on January 1, 2019, 38,900 restricted shares in the aggregate were granted to members of the Board of Directors in lieu of retainer fees for three years of service. These shares vest one-third each year for three years beginning on January 1, 2019. Total expense for these awards was $400,000 for December 31, 2019. As of December 31, 2019, there was $800,000 of unrecognized expense related to Directors’ fees. The cost is expected to be recognized over a weighted-average period of 2.0 years. During 2018, 8,987 shares were issued to Directors in lieu of retainer fees. Total expense for the 2018 Directors’ grants was $440,000. In addition, 10,000 shares in the aggregate were issued to Directors, which vested quarterly in 2019. Total expenses for these grants amounted to $351,500 in 2019.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

The following table summarizes the changes in the Company’s non-vested restricted stock awards for the years ended December 31, 2019 and 2018

	Year Ended December 31, 2019		Year Ended December 31, 2018
		Weighted Average		Weighted Average
	Number of Shares	Grant Date Fair Value	Number of Shares	Grant Date Fair Value

Outstanding, beginning of period	53,957	$21.46	76,104	$20.61
Granted	106,423	35.36	8,987	48.99
Forfeited	(1,561)	32.71	—	—
Vested	(53,981)	32.22	(31,134)	27.33
Outstanding at end of period	104,838	$29.86	53,957	$21.46

The total fair value of shares vested is $2.4 million and $1.3 for the years ended December 31, 2019 and 2018, respectively.

Performance Based Stock Awards

During 2018, the Company established a performance-based long term incentive award program under the 2009 Equity Incentive Plan. During 2018, 90,000 PRSUs were awarded under the program. PRSUs are eligible to be earned over a three-year performance period based on the Company’s relative performance on certain measurement goals that were established at the onset of the performance period. These awards were accounted for in accordance with guidance prescribed in ASC Topic 718, Compensation – Stock Compensation. These units will be granted at the end of the three year performance period, provided the performance criteria have been met. The following table summarizes the changes in the Company’s non-vested PRSU awards for year ended December 31, 2019 (dollars in thousands, except share information):

For the year ended
December 31, 2019

Weighted average service inception date fair value of award shares	$4,064,295
Minimum aggregate share payout	12,000
Maximum aggregate share payout	90,000
Likely aggregate share payout	90,000
Compensation expense recognized	$1,430,011

Total compensation cost that has been charged against income for this plan for the years ended December 31, 2019  and December 31, 2018 was $1.4 million and $1.3 million, respectively.

NOTE 15 — EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan for eligible employees. The contribution for any participant may not exceed the maximum amount allowable by law. Each year, the Company may elect to match a percentage of participant contributions. The Company may also elect each year to make additional discretionary contributions to the plan. The total contributions were $499,000 and $405,000 the years ended December 31, 2019 and 2018, respectively.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

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

The Bank had outstanding the following off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31, 2019 and 2018 (dollars in thousands):

	At December 31, 2019		At December 31, 2018
		Variable		Variable
	Fixed Rate	Rate	Fixed Rate	Rate
Undrawn lines of credit	$17,204	$193,767	$7,737	$130,547
Letters of credit	47,743	—	34,351	—
	$64,947	$193,767	$42,088	$130,547

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within 2 years. At both December 31, 2019 and 2018, the Bank’s fixed rate loan commitments are to make loans with interest rates ranging from 3.0% to 5.6% and maturities of one year or more. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Bank or other financial institutions and securities.

The Bank has letters of credit in the amount of $47.7 million and $34.4 million as of December 31, 2019 and 2018, respectively, for which the Bank has received collateral in the form of accounts of $29.8 million and $23.0 million as of December 31, 2019 and 2018, respectively.

NOTE 17 — REGULATORY CAPITAL

The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At December 31, 2019 and 2018, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and Bank review capital levels on a monthly basis.

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being fully phased in on January 1, 2019. The capital conservation buffer was 2.50% at December 31, 2019 and 1.88% at December 31, 2018. The capital conservation buffer requirement was being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing by 0.625% each subsequent January 1, until it reached 2.5% on January 1, 2019. The net unrealized gain or loss on AFS securities is not included in the computation of the regulatory capital. The Company and the Bank meet all capital adequacy requirements, to which they are subject, as of December 31, 2019 and 2018.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2019 and 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.

The following is a summary of actual capital amounts and ratios as of December 31, 2019 and 2018, for the Company and the Bank compared to the requirements for minimum capital adequacy and classification as well capitalized. Actual and required capital amounts and ratios are presented below at year end (dollars in thousands):

						To be Well Capitalized
			For Capital Adequacy			under Prompt Corrective
	Actual		Purposes			Action Regulations
	Amount	Ratio	Amount		Ratio	Amount			Ratio
At December 31, 2019
Total capital (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$350,403	12.5%	$223,973	≥	8.0%	$	N/A	≥	N/A	%
Metropolitan Commercial Bank	$356,353	12.7%	$223,858	≥	8.0%		$279,823	≥	10.0%	%
Tier 1 common equity (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$282,646	10.1%	$125,985	≥	4.5%	$	N/A	≥	N/A	%
Metropolitan Commercial Bank	$329,905	11.8%	$125,920	≥	4.5%		$181,885	≥	6.5%	%
Tier 1 capital (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$308,769	11.0%	$167,980	≥	6.0%	$	N/A	≥	N/A	%
Metropolitan Commercial Bank	$329,905	11.8%	$167,894	≥	6.0%		$223,858	≥	8.0%	%
Tier 1 capital (to average assets)
Metropolitan Bank Holding Corp.	$308,769	9.4%	$131,087	≥	4.0%	$	N/A	≥	N/A	%
Metropolitan Commercial Bank	$329,905	10.1%	$131,000	≥	4.0%		$163,750	≥	5.0%	%

At December 31, 2018
Total capital (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$319,053	16.9%	$151,053	≥	8.0%		N/A		N/A	%
Metropolitan Commercial Bank	$314,226	16.7%	$150,900	≥	8.0%		$188,625	≥	10.0%
Tier 1 common equity (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$249,655	13.2%	$84,968	≥	4.5%		N/A		N/A	%
Metropolitan Commercial Bank	$294,880	15.6%	$84,881	≥	4.5%		$122,606	≥	6.5%
Tier 1 capital (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$275,158	14.6%	$113,290	≥	6.0%		N/A		N/A	%
Metropolitan Commercial Bank	$294,880	15.6%	$113,175	≥	6.0%		$150,900	≥	8.0%
Tier 1 capital (to average assets)
Metropolitan Bank Holding Corp.	$275,158	13.7%	$80,244	≥	4.0%		N/A		N/A	%
Metropolitan Commercial Bank	$294,880	14.7%	$80,050	≥	4.0%		$100,063	≥	5.0%

As a result of the recently enacted Economic Growth Act (the “Act”), banking regulatory agencies adopted a revised definition of “well capitalized” for financial institutions and holding companies with assets of less than $10 billion and that are not determined to be ineligible by their primary federal regulator due to their risk profile (a “Qualifying

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

Community Bank”). The new definition expanded the ways that a Qualifying Community Bank may meet its capital requirements and be deemed “well capitalized.” The new rule establishes a community bank leverage ratio (“CBLR”) equal to the tangible equity capital divided by the average total consolidated assets. Regulators have established the CBLR to be set at 9%, effective January 1, 2020.

A Qualifying Community Bank that maintains a leverage ratio greater than 9% is considered to be well capitalized and to have met generally applicable leverage capital requirements, generally applicable risk-based capital requirements, and any other capital or leverage requirements to which such financial institution or holding company is subject.

The Bank intends to continue to measure capital adequacy using the ratios in the table above.

NOTE 18 — EARNINGS PER COMMON SHARE

The Company uses the two-class method in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The factors used in the earnings per share calculation are as follows (in thousands, except per share data).

	Year Ended December 31,
	2019	2018
Basic
Net income per consolidated statements of income	$30,134	$25,554
Less: Earnings allocated to participating securities	(448)	(168)
Net income available to common stockholders	$29,686	$25,386

Weighted average common shares outstanding including participating securities	8,297,478	8,200,705
Less: Weighted average participating securities	(123,336)	(67,152)
Weighted average common shares outstanding	8,174,142	8,133,553

Basic earnings per common share	3.63	3.12

Diluted
Net income allocated to common stockholders	$29,686	$25,386

Weighted average common shares outstanding for basic earnings per common share	8,174,142	8,133,553
Add: Dilutive effects of assumed exercise of stock options	125,085	137,089
Add: Dilutive effects of assumed vesting of performance based restricted stock	39,914	17,882
Average shares and dilutive potential common shares	8,339,141	8,288,524

Dilutive earnings per common share	$3.56	$3.06

There were no stock options that were not considered in computing diluted earnings per common share for 2019 and 2018 because their exercise price was lower than the market price.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

NOTE 19 — PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the Company (parent company only) is as follows (dollars in thousands):

Condensed Statements of Financial Condition

	At December 31,
	2019	2018
Assets
Cash and due from banks	$1,836	$3,547
Loans, net of allowance for loan losses	776	776
Investments	620	620
Investment in subsidiary bank, at equity	340,733	304,141
Other assets	1,106	1,380
Total assets	$345,071	$310,464

Liabilities and Stockholders’ Equity
Trust preferred securities payable	20,620	20,620
Subordinated debt payable, net of issuance costs	24,601	24,545
Other liabilities	726	782
Total liabilities	45,947	45,947

Stockholders’ equity:
Preferred stock	3	3
Common stock	82	82
Surplus	216,468	213,490
Retained earnings	81,364	51,415
Accumulated other comprehensive loss, net of tax	1,207	(473)
Total equity	299,124	264,517
Total liabilities and stockholders’ equity	$345,071	$310,464

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

Condensed Statements of Operation

	Year Ended December 31,
	2019	2018
Income:
Loans	$17	$17
Securities and money market funds	27	—
Total interest income	44	17
Interest expense:
Trust preferred securities payable	908	846
Subordinated debt interest expense	1,618	1,619
Total interest expense	2,526	2,465
Net interest expense	(2,482)	(2,448)
Provision for loan losses	—	—
Net interest income after provision for loan losses	(2,482)	(2,448)
Other expense	3,865	1,275
Loss before undistributed earnings of subsidiary bank	(6,347)	(3,723)
Equity in undistributed earnings of subsidiary bank	35,209	28,094
Income before income tax expense	28,862	24,371
Income tax benefit	1,272	1,183
Net income	$30,134	$25,554

Comprehensive income	$31,746	$25,287

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

Condensed Statement of Cash Flows

	Year Ended December 31,
	2019	2018
Cash Flows From Operating Activities:
Net income	$30,134	$25,554
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed earnings of subsidiary bank	(35,209)	(28,094)
Non-employee stock based compensation	400	440
Amortization of trust preferred issuance costs	56	56
Stock based compensation expense	2,667	1,711
Decrease (increase) in other assets	274	(2,910)
Increase (decrease) in other liabilities	56	(167)
Net cash used in operating activities	(1,622)	(3,410)

Cash Flows From Investing Activities:
Investments in subsidiary bank	—	—
Net cash used in Investing activities	—	—

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net	—	(33)
Redemption of common stock for tax withholdings for restricted stock vesting	(89)	(131)
Proceeds from exercise of stock options	—	360
Net cash provided by financing activities	(89)	196
Net (decrease) increase in cash and cash equivalents	(1,711)	(3,214)
Cash and cash equivalents, beginning of year	3,547	6,761
Cash and cash equivalents, end of year	$1,836	$3,547

NOTE 20 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in Accumulated Other Comprehensive Income (Loss) balances, net of tax effects at the dates indicated (dollars in thousands):

	Year Ended December 31,
	2019	2018
Beginning balance	$(473)	$(206)
Cumulative effect of adopting new accounting standard ASU 2016-01, net of taxes	68	—
Beginning balance, as adjusted	(405)	(206)

Total unrealized gains/loss on securities available for sale, net of taxes	1,612	(293)
Amount reclassified from accumulated other comprehensive income, net of tax	—	26
Net current period other comprehensive loss	1,612	(267)

Ending balance	$1,207	$(473)

The proceeds from calls of securities and associated losses during the years ended December 31, 2019 and December 31, 2018 were $1.1 million and $1.5 million, respectively. There was no gain or loss associated with the call

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

of securities in 2019. The following table shows the amounts reclassified out of each component of accumulated other comprehensive loss for the loss on the call of securities during the year ended December 31, 2019.

	Year Ended December 31,
	2019	2018	Affected line item in the Consolidated Statements of Operations
Realized loss on call of available-for-sale securities	$—	$(37)	Losses on call of securities
Income tax benefit	—	11	Income tax expense
Total reclassifications, net of income tax	$—	$(26)

NOTE 21 — UNAUDITED QUARTERLY FINANCIAL DATA

Selected Consolidated Quarterly Financial Data (dollars, except per share amounts, in thousands)

	2019 Quarter Ended
	December 31	September 30	June 30	March 31
Interest income	$36,466	$35,496	$30,828	$26,990
Interest expense	8,424	9,443	7,891	6,412
Net interest income	28,042	26,053	22,937	20,578
Provision for loan losses	2,300	2,004	1,950	(2,031)
Net interest income after provision for loan losses	25,742	24,049	20,987	22,609
Non-interest income	2,862	2,700	2,674	2,393
Non-interest expense	17,042	15,495	14,724	12,694
Income before income taxes	11,562	11,254	8,937	12,308
Income tax expense	3,699	3,571	2,880	3,777
Net income	$7,863	$7,683	$6,057	$8,531
Basic earnings per common share	$0.95	$0.92	$0.73	$1.03
Diluted earnings per common share	$0.93	$0.90	$0.71	$1.01

	2018 Quarter Ended
	December 31	September 30	June 30	March 31
Interest income	$23,342	$21,907	$19,998	$18,693
Interest expense	4,381	3,556	2,603	2,177
Net interest income	18,961	18,351	17,395	16,516
Provision for loan losses	844	(453)	1,270	1,477
Net interest income after provision for loan losses	18,117	18,804	16,125	15,039
Non-interest income	2,188	2,012	2,649	5,312
Non-interest expense	11,602	10,355	10,275	11,238
Income before income taxes	8,703	10,461	8,499	9,113
Income tax expense	2,418	3,348	2,634	2,822
Net income	$6,285	$7,113	$5,865	$6,291
Basic earnings per common share	$0.77	$0.87	$0.72	$0.77
Diluted earnings per common share	$0.75	$0.85	$0.70	$0.75

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018 (Continued)

NOTE 22 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, as of January 1, 2019. All of the Company’s revenue from contracts with customers that are in the scope of the accounting guidance are recognized in non-interest income. The following table presents the Company’s sources of non-interest income, within the scope of the ASU, for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2019	2018 (1)
Service charges on deposit accounts	$3,556	$4,248
Prepaid third-party debit card income	5,643	4,640
Other service charges and fees	1,366	3,305
Total	$10,565	$12,193
(1)	The Company elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation.

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