Form 10-Q
period 2020-03-31
Metropolitan Bank Holding Corp.
filed 2020-05-05
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

YES ☐     NO ☒

There were 8,294,801 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 4, 2020.

METROPOLITAN BANK HOLDING CORP.

Form 10‑Q

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10‑Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2020 and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. In addition, these factors include but are not limited to:

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
•

the potential impact on the Bank’s operations and customers resulting from natural or man-made disasters, wars, acts of terrorism, cyber-attacks and pandemics such as the Novel Coronavirus (“COVID-19”), as discussed below.

Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on the Company’s business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company could be subject to any of the following risks, any of which could have a material, adverse effect on its business, financial condition, liquidity, and results of operations: the demand for the Bank’s products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; the Company’s allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect the Company’s net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to the Bank; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on the Company’s assets may decline to a greater extent than the decline in the Company’s  cost of interest-bearing liabilities, reducing its net interest margin and spread and reducing net income; if legislation is enacted or governmental or regulatory action is enacted limiting the amount of ATM fees or surcharges that Bank may receive or on its ability to charge overdraft or other fees, it could adversely impact the Company’s financial results; the Company’s cyber security risks are increased as the result of an increased use of the Bank’s online banking platform and an increase in the number of employees working remotely; and FDIC premiums may increase if the agency experiences additional resolution costs.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2020	2019
Assets
Cash and due from banks	$12,501	$9,619
Overnight deposits	569,927	381,104
Total cash and cash equivalents	582,428	390,723
Investment securities available for sale, at fair value	199,854	234,942
Investment securities held to maturity (estimated fair value of $3,588 and $3,712 at March 31, 2020 and December 31, 2019 respectively)	3,520	3,722
Equity investment securities	2,272	2,224
Total securities	205,646	240,888
Other investments	21,455	21,437
Loans, net of deferred fees and unamortized costs	2,766,099	2,672,949
Allowance for loan losses	(30,924)	(26,272)
Net loans	2,735,175	2,646,677
Receivable from prepaid card programs, net	20,861	10,078
Accrued interest receivable	9,108	8,862
Premises and equipment, net	14,917	12,100
Prepaid expenses and other assets	10,855	11,406
Goodwill	9,733	9,733
Accounts receivable, net	1,834	5,668
Total assets	$3,612,012	$3,357,572
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$1,250,584	$1,090,479
Interest-bearing deposits	1,771,108	1,700,295
Total deposits	3,021,692	2,790,774
Federal Home Loan Bank of New York advances	144,000	144,000
Trust preferred securities	20,620	20,620
Subordinated debt, net of issuance cost	24,615	24,601
Secured borrowing	41,697	42,972
Accounts payable, accrued expenses and other liabilities	26,234	23,556
Accrued interest payable	1,146	1,229
Prepaid third-party debit cardholder balances	23,472	10,696
Total liabilities	$3,303,476	$3,058,448

Class B preferred stock, $0.01 par value, authorized 2,000,000 shares, 272,636 issued and outstanding at March 31, 2020 and December 31, 2019	$3	$3
Common stock, $0.01 par value, 25,000,000 shares authorized, 8,294,801 and 8,312,918 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	82	82
Additional paid in capital	216,701	216,468
Retained earnings	87,461	81,364
Accumulated other comprehensive gain, net of tax effect	4,289	1,207
Total stockholders’ equity	$308,536	$299,124
Total liabilities and stockholders’ equity	$3,612,012	$3,357,572

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2020	2019
Interest and dividend income:
Loans, including fees	$32,827	$25,050
Securities:
Taxable	1,372	233
Tax-exempt	—	7
Money market funds	30	34
Overnight deposits	1,593	1,409
Other interest and dividends	245	257
Total interest income	$36,067	$26,990
Interest expense:
Deposits	$5,767	$4,646
Borrowed funds	736	1,104
Trust preferred securities interest expense	190	257
Subordinated debt interest expense	405	405
Total interest expense	$7,098	$6,412

Net interest income	28,969	20,578
Provision (credit) for loan losses	4,790	(2,031)
Net interest income after provision for loan losses	$24,179	$22,609

Non-interest income:
Service charges on deposit accounts	$1,081	$819
Prepaid third-party debit card income	1,621	1,257
Other service charges and fees	627	278
Unrealized gain on equity securities	36	39
Gain on sale of securities	975	—
Total non-interest income	$4,340	$2,393

Non-interest expense:
Compensation and benefits	$9,960	$7,490
Bank premises and equipment	2,500	1,335
Professional fees	955	794
Technology costs	3,806	1,385
Other expenses	2,295	1,690
Total non-interest expense	$19,516	$12,694

Net income before income tax expense	9,003	12,308
Income tax expense	2,906	3,777
Net income	$6,097	$8,531

Earnings per common share:
Basic earnings	$0.73	$1.03
Diluted earnings	$0.72	$1.01

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three months ended March 31,
	2020	2019
Net Income	$6,097	$8,531

Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period	$6,539	$385
Reclassification adjustment for gain included in net income	(975)	—
Tax effect	(1,756)	(127)
Net of tax	$3,808	$258

Unrealized gain (loss) on cash flow hedges:
Unrealized holding gain (loss) arising during the period	$(1,060)	$—
Tax effect	334	—
Net of tax	$(726)	$—

Total other comprehensive income	$3,082	$258

Comprehensive Income	$9,179	$8,789

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For three months ended March 31, 2020 and 2019

(in thousands, except share data)

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	272,636	$3	8,312,918	$82	$216,468	$81,364	$1,207	$299,124
Restricted stock, net of forfeiture	—	—	(12,244)	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	—	—	812	—	—	812
Repurchase of shares for tax withholding for restricted stock vesting	—	—	(5,873)	—	(579)	—	—	(579)
Net income	—	—	—	—	—	6,097	—	6,097
Other comprehensive income	—	—	—	—	—	—	3,082	3,082
Balance at March 31, 2020	272,636	$3	8,294,801	$82	$216,701	$87,461	$4,289	$308,536

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	272,636	$3	8,217,274	$82	$213,490	$51,415	$(473)	$264,517
ASU 2016-01 Accounting adjustment to opening retained earnings	—	—	—	—	—	(68)	68	—
ASU 2014-09 Accounting adjustment to opening retained earnings	—	—	—	—	—	(117)	—	(117)
Balance at January 1, 2019, as adjusted	272,636	3	8,217,274	82	213,490	51,230	(405)	264,400
Restricted stock, net of forfeiture	—	—	—	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	106,423	—	686	—	—	686
Repurchase of shares for tax withholding for restricted stock vesting	—	—	(2,881)	—	(88)	—	—	(88)
Net income	—	—	—	—	—	8,531	—	8,531
Other comprehensive income	—	—	—	—	—	—	258	258
Balance at March 31, 2019	272,636	$3	8,320,816	$82	$214,088	$59,761	$(147)	$273,787

See accompanying notes to unaudited consolidated financial statement

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands, except share data)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$6,097	$8,531
Adjustments to reconcile net income to net cash:
Net depreciation amortization and accretion	1,203	454
Provision (credit) for loan losses	4,790	(2,031)
Net change in deferred loan fees	(270)	731
Income taxes	(1,423)	—
Gain on sale of available-for-sale securities	(975)	—
Employee and non-employee stock-based expense	812	686
Gain on sale of loans	(18)	—
Dividends earned on CRA fund	(12)	—
Unrealized gain/loss of equity securities	(36)	(39)
Net change in:
Accrued interest receivable	(246)	(889)
Accounts payable, accrued expenses and other liabilities	2,678	9,205
Prepaid third-party debit cardholder balances	12,776	7,838
Accrued interest payable	(83)	(298)
Accounts receivable, net	3,834	4,580
Receivable from prepaid card programs, net	(10,783)	(8,298)
Prepaid expenses and other assets	2,471	559
Net cash provided by operating activities	20,815	21,029

Cash flows from investing activities:
Loan originations, purchases and payments, net of recoveries	(102,966)	(233,318)
Proceeds from loans sold	9,968	—
Redemptions of other investments	—	1,350
Purchases of other investments	(18)	(2,715)
Proceeds from calls of securities available for sale	5,000	—
Proceeds from sales of securities available for sale	20,975	—
Proceeds from paydowns and maturities of securities available for sale	15,438	1,042
Proceeds from paydowns and maturities of securities held to maturity	194	172
Purchase of derivative contract	(2,980)	—
Purchase of premises and equipment, net	(3,785)	48
Net cash used in investing activities	(58,174)	(233,421)

Cash flows from financing activities:
Proceeds from FHLB advances	—	350,000
Repayments of FHLB advances	—	(320,000)
Redemption of common stock for tax withholdings for restricted stock vesting	(579)	(88)
Payments of secured borrowings	(1,275)	—
Net increase in deposits	230,918	305,576
Net cash provided by financing activities	229,064	335,488

Increase in cash and cash equivalents	191,705	123,096
Cash and cash equivalents at the beginning of the period	390,723	232,950
Cash and cash equivalents at the end of the period	$582,428	$356,046

Supplemental information:
Cash paid for:
Interest	$7,181	$6,395
Income Taxes	$1,850	$1,200

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

The Company and the Bank are subject to the regulations of certain state and federal agencies and, accordingly, are periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s business is affected by state and federal legislation and regulations.

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

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or for any other period. Management believes that results of future periods are rendered particularly unpredictable due to the Novel Coronavirus (“COVID-19”).

To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ. Information available which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, including COVID-19-related changes, and changes in the financial condition of borrowers.

The Company has evaluated goodwill for impairment resulting from COVID-19 and has concluded that no impairment existed at March 31, 2020. Management will continue to monitor if a triggering event requiring further goodwill impairment testing has occurred.

The Company could experience a material adverse effect on its business as a result of the impact of the COVID-19 pandemic, and the resulting governmental actions to curtail its spread. It is at least reasonably possible that information that was available at the date of the financial statements will change in the near term due to the COVID-19 pandemic and that the effect of the change would be material to the financial statements. The extent to which the COVID-19 pandemic will impact our estimates and assumptions is highly uncertain at this time. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors” in this Report for further discussion on the impact of COVID-19.

The unaudited consolidated financial statements presented in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes to audited consolidated financial statements included in the Company’s Annual Report on Form 10‑K (“Annual Report”) for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”).

The following accounting policy represents a material update and addition to the accounting policies previously disclosed in the Company’s Annual Report for the fiscal year ended December 31, 2019 as filed with the SEC.

Derivatives: The Company has entered into an interest rate cap derivative that, based on the Company’s intentions and belief as to the likely effectiveness as a hedge, was designated as a cash flow hedge. A cash flow hedge is a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.  For a cash flow hedge, the gain or loss on the derivative is reported in accumulated other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in the fair value of the derivative that are not highly effective in hedging the changes in expected cash flows of the hedged item are recognized immediately in current earnings. The amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk management objective and the strategy for undertaking hedged transactions at the inception of the hedging relationship. The documentation includes linking the cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions or group of forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, or treatment of the derivative as a hedge is no longer appropriate or intended.

When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in accumulated other comprehensive income are amortized into earnings over the same periods in which the hedged transactions will affect earnings. If the forecasted transaction is deemed probable to not occur, the derivative gain or loss reported in accumulated other comprehensive income is reclassified into current earnings.

NOTE 3 – SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

Pursuant to the Jumpstart Our Business Startups Act (“JOBS Act”), an Emerging Growth Company (“EGC”) is permitted to elect to adopt new accounting guidance using adoption dates of nonpublic entities. The Company elected delayed effective dates of recently issued accounting standards.

Accounting Standards Update (ASU) 2014‑09, Revenue from Contracts with Customers (Topic 606) implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014‑09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2016, the Financial Accounting Standards Board (“FASB”) deferred the effective date of the ASU by one year which resulted in ASU 2014‑09 being effective for the Company beginning January 1, 2019. The Company adopted the new revenue guidance as of January 1, 2019, using the five-step model prescribed by the ASU and described above. Management evaluated the Company’s revenue streams and recorded an adjustment to opening retained earnings of $117,000 in accordance with the modified retrospective method allowed by the ASU.

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

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842). ASU 2016‑02 requires companies that lease valuable assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. In October 2019, the FASB approved a delay for the implementation of the ASU for non-public business entities (“PBE”) and smaller reporting companies (“SRC”). Accordingly, as an EGC and an SRC, the Company’s effective date for the implementation of the ASU will be December 31, 2021. Under ASU 2016‑02, the Company will recognize a right-of-use asset and a lease obligation liability on the consolidated balance sheet, which will increase the Company’s assets and liabilities. The Company is evaluating other potential impacts of ASU 2016‑02 on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016‑13, Financial Instruments – Credit Losses (Topic 326), which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In October 2019, the FASB approved a delay for the implementation of the ASU for non-PBEs and SRCs. Accordingly, as an EGC and an  SRC, the Company’s effective date for the implementation of the ASU will be January 1, 2023. Management has established a committee to evaluate the impact of ASU 2016‑13 on the Company’s financial statements. The Company expects to recognize a one-time cumulative adjustment to the allowance for loan losses as of the beginning of the reporting period in which the ASU takes effect but cannot yet determine the magnitude of the impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017‑04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step in the goodwill impairment test, which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for the Company beginning January 1, 2021, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. Management expects that ASU 2017‑04 will not have a material impact on its consolidated financial statements.

NOTE 4 - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available for sale and securities held to maturity at March 31, 2020 and December 31, 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At March 31, 2020	Cost	Gains	Losses	Fair Value
Debt securities available for sale:
Residential mortgage securities	$163,163	$5,951	$—	$169,114
Commercial mortgage securities	29,371	1,374	(5)	30,740
Total securities available-for-sale	$192,534	$7,325	$(5)	$199,854

Held-to-maturity securities:
Residential mortgage securities	$3,520	$68	$—	$3,588
Total securities held-to-maturity	$3,520	$68	$—	$3,588

Equity investments:
CRA Mutual Fund	$2,270	$2	$—	$2,272
Total non-trading equity investment securities	$2,270	$2	$—	$2,272

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2019	Cost	Gains	Losses	Fair Value
Debt securities available for sale:
Residential mortgage securities	$175,902	$1,478	$(117)	$177,263
Commercial mortgage securities	32,284	206	(18)	32,472
U.S. Government agency securities	25,000	207	—	25,207
Total securities available for sale	$233,186	$1,891	$(135)	$234,942

Held-to-maturity securities:
Residential mortgage securities	3,722	9	(19)	3,712
Total securities held to maturity	$3,722	$9	$(19)	$3,712

Equity investments:
CRA Mutual Fund	2,258	—	(34)	2,224
Total non-trading equity investment securities	$2,258	$—	$(34)	$2,224

For the three months ended March 31, 2020, U.S. Agency Securities classified as available-for-sale were called and sold in the amounts of $5.0 million and $21.0 million, respectively. There were no sales or calls of securities for the three months ended March 31, 2019. The proceeds from sales and calls of securities and associated gains for the three months ended March 31, 2020 are listed below (in thousands):

	Three months ended March 31,
	2020	2019
Proceeds	$20,975	$—
Gross gains	$975	$—
Tax impact	$(387)	$—

Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately. The following tables summarize, by contractual maturity, the amortized cost and fair value of debt securities at March 31, 2020 and December 31, 2019. There were no debt securities with a single contractual maturity at March 31, 2020.

At March 31, 2020	Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
One to five years	—	—	—	—
Five to ten years	—	—	—	—
After ten years	—	—	—	—
Total	$—	$—	$—	$—

Residential mortgage securities	$3,520	$3,588	163,163	169,114
Commercial mortgage securities	—	—	29,371	30,740
Total Securities	$3,520	$3,588	$192,534	$199,854

At December 31, 2019	Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
One to five years	—	—	—	—
Five to ten years	—	—	25,000	25,207
Due after ten years	—	—	—	—
Total	$—	$—	$25,000	$25,207

Residential mortgage securities	$3,722	$3,712	$175,902	$177,263
Commercial mortgage securities	—	—	32,284	32,472
Total Securities	$3,722	$3,712	$233,186	$234,942

There were no securities pledged as collateral at March 31, 2020. At December 31, 2019, there were $126.2 million of securities available for sale pledged as collateral for certain deposits.

At March 31, 2020 and December 31, 2019, all of the residential mortgage securities and commercial mortgage securities held by the Bank were issued by U.S. Government-sponsored entities and agencies.

Securities with unrealized/unrecognized losses at March 31, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized/unrecognized loss position, are as follows (in thousands):

	Less than 12 Months		12 months or more		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At March 31, 2020	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities available for sale:
Residential mortgage securities	$—	$—	$—	$—	$—	$—
Commercial mortgage securities	388	(5)	—	—	388	(5)
Total securities available for sale	$388	$(5)	$—	$—	$388	$(5)

Held-to-Maturity Securities:
Residential mortgage securities	$—	$—	$—	$—	$—	$—
Total securities held to maturity	$—	$—	$—	$—	$—	$—

Equity investments:
CRA Mutual Fund	$—	$—	$—	$—	$—	$—
Total equity investment securities	$—	$—	$—	$—	$—	$—

	Less than 12 Months		12 months or more		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2019	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities available for sale:
Residential mortgage securities	$22,850	$(52)	$6,728	$(65)	$29,578	$(117)
Commercial mortgage securities	9,911	(18)	-	-	9,911	(18)
Total securities available-for-sale	$32,761	$(70)	$6,728	$(65)	$39,489	$(135)

Held-to-Maturity Securities:
Residential mortgage securities	$—	$—	$1,470	$(19)	$1,470	$(19)
Total securities held to maturity	$—	$—	$1,470	$(19)	$1,470	$(19)

Equity investments:
CRA Mutual Fund	$—	$—	$2,224	$(34)	$2,224	$(34)
Total equity investment securities	$—	$—	$2,224	$(34)	$2,224	$(34)

The unrealized losses on securities are primarily due to the changes in market interest rates subsequent to purchase. The Bank does not consider these securities to be other-than-temporarily impaired at March 31, 2020 and December 31, 2019 since the decline in market value is attributable to changes in interest rates and not credit quality. In addition, the Bank does not intend to sell and does not believe that it is more likely than not that it will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no impairment loss was recognized during the three months ended March 31, 2020 or for the year ended December 31, 2019.

At March 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans, net of deferred costs and fees, consist of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Real estate
Commercial	$1,729,386	$1,668,236
Construction	41,162	30,827
Multifamily	379,342	375,611
One-to-four family	75,610	82,670
Total real estate loans	2,225,500	2,157,344

Commercial and industrial	482,187	448,619
Consumer	63,112	71,956
Total loans	2,770,799	2,677,919
Deferred fees	(4,700)	(4,970)
Loans, net of deferred fees and unamortized costs	2,766,099	2,672,949
Allowance for loan losses	(30,924)	(26,272)
Balance at the end of the period	$2,735,175	$2,646,677

The portfolio segments in the tables below represent the categories that the Bank uses to determine its Allowance for Loan Losses (“ALLL”). As part of the determination of the ALLL for the first quarter of 2020, the Bank considered the effects of COVID-19 on macro-economic conditions such as sharply increasing unemployment rates and the shut-down of all non-essential businesses. The Bank also analyzed the impact of COVID-19 on its primary market, which is the New York metropolitan area, as well as the impact on the Bank’s market sectors and its specific clients (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report for further discussion on the impact of COVID-19).

As part of its estimation of an adjustment to the ALLL due to COVID-19, the Bank identified those market sectors or industries that were more likely to be affected, such as hospitality, transportation and outpatient care centers. To determine the potential impact on the Bank’s customers, particularly in these industries, management primarily relied on the results of semi-annual stress tests that have been performed for the Bank by a third-party. The scenarios used in these stress tests include significant revenue declines in a borrower’s business as well as reductions in its operating cash flows and the impact on its ability to repay its loans.  Using the stress test results, management estimated the probability of default and loss-given-default for the various loan categories at March 31, 2020 and assigned a weighting to each scenario. Based on this analysis, management estimated the potential impact of a stressed environment, such as the one resulting from COVID-19, and the adjustment to the ALLL as of March 31, 2020.  In addition to the stress tests, the Bank also established an additional qualitative loss factor solely related to the impact of COVID-19 and included that analysis in its ALLL calculations.

As a result of management’s assessment, the Bank recorded an additional loan loss provision of $3.1 million in the first quarter of 2020.  However, this is a period of great uncertainty. The impact of COVID-19 is likely to be felt over the next several quarters. As such, significant adjustments to the ALLL may be required as the full impact of COVID-19 on the Bank’s borrowers becomes known.

The following tables present the activity in the ALLL by segment, including the impact of COVID-19 for the first quarter of 2020, for the three months ended March 31, 2020 and 2019 (in thousands):

	Commercial	Commercial		Multi	One-to-four		COVID-19
Three months ended March 31, 2020	Real Estate	& Industrial	Construction	Family	Family	Consumer	Impact	Total
Allowance for loan losses:
Beginning balance	$15,317	$7,070	$411	$2,453	$267	$754	$—	$26,272
Provision/(credit) for loan losses	574	1,098	138	65	(76)	(65)	3,056	4,790
Loans charged-off	—	(13)	—	—	—	(188)	—	(201)
Recoveries	—	58	—	—	—	5	—	63
Total ending allowance balance	$15,891	$8,213	$549	$2,518	$191	$506	$3,056	$30,924

	Commercial	Commercial		Multi	One-to-four
Three months ended March 31, 2019	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$9,037	$6,257	$625	$2,047	$228	$748	$18,942
Provision/(credit) for loan losses	1,848	(4,077)	22	64	80	32	(2,031)
Loans charged-off	—	(273)	—	—	—	(74)	(347)
Recoveries	—	4,270	—	—	—	—	4,270
Total ending allowance balance	$10,885	$6,177	$647	$2,111	$308	$706	$20,834

Net charge-offs were $138,000 for the three months ended March 31, 2020, as compared to net recoveries of $3.9 million for the three months ended March 31, 2019.

Included in the net recoveries during the three months ended March 31, 2019 were $4.2 million in recoveries related to taxi medallion loans charged-off in 2016 and 2017.

The following tables present the balance in the ALLL and the recorded investment in loans by portfolio segment, including the impact of COVID-19 for the first quarter of 2020, based on impairment method as of March 31, 2020 and December 31, 2019 (in thousands):

	Commercial	Commercial		Multi	One-to-four		COVID-19
At March 31, 2020	Real Estate	& Industrial	Construction	Family	Family	Consumer	Impact	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$805	$—	$—	$60	$116	$—	$981
Collectively evaluated for impairment	15,891	7,408	549	2,518	131	390	3,056	29,943
Total ending allowance balance	$15,891	$8,213	$549	$2,518	$191	$506	$3,056	$30,924
Loans:
Individually evaluated for impairment	$363	$5,801	$—	$—	$1,028	$369	$—	$7,561
Collectively evaluated for impairment	1,729,023	476,386	41,162	379,342	74,582	62,743	—	2,763,238
Total ending loan balance	$1,729,386	$482,187	$41,162	$379,342	$75,610	$63,112	$—	$2,770,799

	Commercial	Commercial		Multi	One-to-four
At December 31, 2019	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$805	$—	$—	$64	$311	$1,180
Collectively evaluated for impairment	15,317	6,265	411	2,453	203	443	25,092
Total ending allowance balance	$15,317	$7,070	$411	$2,453	$267	$754	$26,272
Loans:
Individually evaluated for impairment	$367	$1,047	$—	$—	$3,384	$728	$5,526
Collectively evaluated for impairment	1,667,869	447,572	30,827	375,611	79,286	71,228	2,672,393
Total ending loan balance	$1,668,236	$448,619	$30,827	$375,611	$82,670	$71,956	$2,677,919

The following tables present loans individually evaluated for impairment recognized as of March 31, 2020 and December 31, 2019 (in thousands):

	Unpaid Principal		Allowance for Loan
At March 31, 2020	Balance	Recorded Investment	Losses Allocated
With an allowance recorded:
One-to-four family	$626	$496	$60
Consumer	373	369	116
Commercial & industrial	1,047	1,047	805
Total	$2,046	$1,912	$981

Without an allowance recorded:
One-to-four family	$679	$532	$—
Commercial real estate	363	363	—
Commercial & industrial	4,754	4,754	—
Total	$5,796	$5,649	$—

	Unpaid Principal		Allowance for Loan
At December 31, 2019	Balance	Recorded Investment	Losses Allocated
With an allowance recorded:
One-to-four family	$633	$503	$64
Consumer	731	728	311
Commercial & industrial	1,047	1,047	805
Total	$2,411	$2,278	$1,180

Without an allowance recorded:
One-to-four family	3,028	$2,881	$—
Commercial real estate	367	367	—
Total	$3,395	$3,248	$—

The recorded investment in loans excludes accrued interest receivable and loan origination fees.

The following tables present the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans as of and for the three months ended March 31, 2020 and 2019 (in thousands):

	Average Recorded	Interest Income
Three months ended March 31, 2020	Investment	Recognized
With an allowance recorded:
One-to-four family	$500	$5
Consumer	548	5
Commercial & industrial	1,047	—
Total	$2,095	$10

Without an allowance recorded:
One-to-four family	$1,706	$7
Commercial real estate	365	4
Commercial & industrial	2,377	—
Total	$4,448	$11

	Average Recorded	Interest Income
Three months ended March 31, 2019	Investment	Recognized
With an allowance recorded:
One-to-four family	$263	$3
Consumer	97	2
Total	$360	$5

Without an allowance recorded:
Commercial real estate	$381	$4
One-to-four family	811	11
Total	$1,192	$15

For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified non-accrual loans and troubled debt restructurings (“TDRs”). Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

For discussion on modification of loans to borrowers impacted by COVID-19, refer to the “Troubled Debt Restructuring” section herein.

The following tables present the recorded investment in non-accrual loans and loans past due over 90 days and still accruing, by class of loans, as of March 31, 2020 and December 31, 2019 (in thousands):

At March 31, 2020	Non-accrual	Loans Past Due Over 90 Days Still Accruing
Commercial & industrial	$5,801	$205
One-to-four family	—	—
Consumer	335	—
Total	$6,136	$205

At December 31, 2019	Non-accrual	Loans Past Due Over 90 Days Still Accruing
Commercial & industrial	$1,047	$408
One-to-four family	2,345	—
Consumer	693	—
Total	$4,085	$408

All TDRs at March 31, 2020 and December 31, 2019 were performing in accordance with their restructured terms.

Interest income that would have been recorded for the three months ended March 31, 2020 and 2019, had non-accrual loans been current according to their original terms, was immaterial.

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2020 and December 31, 2019 (in thousands):

			Greater
	30-59	60-89	than 90	Total past	Current
At March 31, 2020	Days	Days	days	due	loans	Total
Commercial real estate	$—	$—	$—	$—	$1,729,386	$1,729,386
Commercial & industrial	379	162	6,006	6,547	475,640	482,187
Construction	—	—	—	—	41,162	41,162
Multifamily	—	—	—	—	379,342	379,342
One-to-four family	—	—	—	—	75,610	75,610
Consumer	102	—	335	437	62,675	63,112
Total	$481	$162	$6,341	$6,984	$2,763,815	$2,770,799

			Greater
	30-59	60-89	than 90	Total past	Current
At December 31, 2019	Days	Days	days	due	loans	Total
Commercial real estate	$—	$—	$—	$—	$1,668,236	$1,668,236
Commercial & industrial	346	—	1,455	1,801	446,818	448,619
Construction	—	—	—	—	30,827	30,827
Multifamily	—	—	—	—	375,611	375,611
One-to-four family	—	—	—	—	82,670	82,670
Consumer	636	14	693	1,343	70,613	71,956
Total	$982	$14	$2,148	$3,144	$2,674,775	$2,677,919

Troubled Debt Restructurings:

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired. On March 22, 2020, the banking regulators and the FASB issued guidance to financial institutions who are working with borrowers affected by COVID-19 (“COVID-19

Guidance”). The guidance indicated that regulatory agencies will not criticize institutions for working with borrowers and will not direct banks to automatically categorize all COVID-19 related loan modifications as TDRs. In addition, the COVID-19 Guidance noted that modification or deferral programs mandated by the federal or a state government related to COVID-19 would not be in the scope of Accounting Standards Codification Subtopic 310-40 – Receivables – Troubled Debt Restructurings by Creditors (“ASC 310-40”), such as a state program that requires all institutions within that state to suspend mortgage payments for a specified period.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” allows banks to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. A bank may elect to account for modifications on certain loans under Section 4013 of the CARES Act or, if a loan modification is not eligible under Section 4013, a bank may use the criteria in the COVID-19 Guidance to determine when a loan modification is not a TDR in accordance with ASC 310-40. For further details on the COVID-19-specific requests for loan modifications and discussion on the impact of COVID-19 on the Bank, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

All loans classified as TDRs as of March 31, 2020 were restructured prior to the introduction of the COVID-19 Guidance.  Loans that have been modified in accordance with the COVID-19 Guidance and the CARES Act, subsequent to March 31, 2020 and as of April 15, 2020, which is the latest practicable date for which the Bank has information, amounted to $401.7 million.

Included in impaired loans at March 31, 2020 and December 31, 2019 were $1.4 million of loans modified as TDRs. The Bank allocated specific reserves amounting to $60,000 and $80,000 for TDRs as of March 31, 2020 and December 31, 2019, respectively. There were no loans modified as a TDR during the three months ended March 31, 2020 or the year ended December 31, 2019. The Bank has not committed to lend additional amounts as of March 31, 2020 to customers with outstanding loans that are classified as TDRs. During the three months ended March 31, 2020 and March 31, 2019 there were no payment defaults on any loans previously identified as TDRs. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

The following tables present the recorded investment in TDRs by class of loans as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Troubled debt restructurings:
Real Estate:
Commercial real estate	$363	$367
One-to-four family	1,028	1,039
Consumer	34	35
Total troubled debt restructurings	$1,425	$1,441

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

Loans not meeting the criteria above are considered to be pass-rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
At March 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$1,729,023	$363	$—	$—	$1,729,386
Commercial & industrial	476,181	—	4,959	1,047	482,187
Construction	41,162	—	—	—	41,162
Multifamily	379,342	—	—	—	379,342
Total	$2,625,708	$363	$4,959	$1,047	$2,632,077

		Special
At December 31, 2019	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$1,667,869	$367	$—	$—	$1,668,236
Commercial & industrial	446,612	—	960	1,047	448,619
Construction	30,827	—	—	—	30,827
Multi-family	375,611	—	—	—	375,611
Total	$2,520,919	$367	$960	$1,047	$2,523,293

NOTE 6 – EARNINGS PER SHARE

The computation of basic and diluted earnings per share is shown below (dollars in thousands, except share data):

	Three months ended March 31,
	2020	2019
Basic
Net income per consolidated statements of income	$6,097	$8,531
Less: Earnings allocated to participating securities	(65)	(135)
Net income available to common stockholders	$6,032	$8,396

Weighted average common shares outstanding including participating securities	8,304,205	8,281,325
Less: Weighted average participating securities	(88,246)	(130,873)
Weighted average common shares outstanding	8,215,959	8,150,452

Basic earnings per common share	$0.73	$1.03

Diluted
Net income allocated to common stockholders	$6,032	$8,396

Weighted average common shares outstanding for basic earnings per common share	8,215,959	8,150,452
Add: Dilutive effects of assumed exercise of stock options	131,159	114,740
Add: Dilutive effects of assumed vesting of performance based restricted stock and restricted stock units	65,664	20,028
Average shares and dilutive potential common shares	8,412,782	8,285,220

Dilutive earnings per common share	$0.72	$1.01

All stock options were considered in computing diluted earnings per common share for the three months ended March 31, 2020 and 2019.

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

Under the terms of the 2019 EIP, a stock option cannot have an exercise price that is less than 100% of the fair market value of the shares covered by the stock option on the date of grant. In the case of an ISO granted to a 10% stockholder, the exercise price shall not be less than 110% of the fair market value of the shares covered by the stock option on the date of grant.  In no event shall the exercise period exceed ten years from the date of grant of the option, except, in the case of an ISO granted to a 10% stockholder, the exercise period shall not exceed five years from the date of grant. The 2019 EIP contains a double trigger change in control feature, providing for an acceleration of vesting upon an involuntary termination of employment simultaneous with or following a change in control.

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

A summary of the status of the Company’s stock options and the changes during the three months ended March 31, 2020 is presented below:

	Three Months Ended March 31, 2020
	Number of	Weighted Average
	Options	Exercise Price

Outstanding, beginning of period	231,000	$18.00
Granted	—	—
Exercised	—	—
Cancelled/forfeited	—	—
Outstanding, end of period	231,000	$18.00
Options vested and exercisable at end of period	231,000	$18.00

Weighted average remaining contractual life (years)		4.13

There was no unrecognized compensation cost related to stock options for the three months ended March 31, 2020 or the year ended December 31, 2019.

There was no compensation cost related to stock options for the three months ended March 31, 2020 and 2019.

The following table summarizes information about stock options outstanding at March 31, 2020:

	At March 31, 2020
Range of Average		Weighted Average	Weighted Average	Weighted Average
Exercise Prices	Number Outstanding at	Remaining Contractual Life	Exercise Price	Intrinsic Price per Share
$10 – 20	231,000	4.13	$18.00	$8.93
$21 – 30	—	—	$—	$—
$10 – 30	231,000	4.13	$18.00	$8.93

There were no stock options exercised during the three months ended March 31, 2020.

Restricted Stock Awards and Restricted Stock Units

The Company issued restricted stock awards under the 2009 Plan and restricted stock units under the 2019 Plan (collectively, “restricted stock grants”) to certain key personnel. Each restricted stock grant vests based on the vesting schedule outlined in the restricted stock grant agreement. Restricted stock grants are subject to forfeiture if the holder is not employed by the Company on the vesting date.

In the first quarter of 2020, 60,307 restricted stock units were issued to certain key personnel. These shares vest one-third each year for three years beginning December 15, 2020.

Total compensation cost that has been charged against income for restricted stock grants was $354,000 and $229,000 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $3.8 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.40 years.

Additionally, on January 1, 2019, 38,900 restricted shares were granted to members of the Board of Directors in lieu of retainer fees for three years of service. These shares vest one-third each year for three years beginning December 31, 2019. Total expense for these awards was $100,000 for the three months ended March 31, 2020 and 2019. As of March 31, 2020, there was $700,000 of unrecognized expense related to these grants. The cost is expected to be recognized over a weighted-average period of 1.75 years.

The following table summarizes the changes in the Company’s restricted stock grants for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
		Weighted Average
	Number of Shares	Grant Date Fair Value

Outstanding, beginning of period	104,838	$29.86
Granted	60,307	45.29
Forfeited	(12,244)	29.63
Vested	(19,541)	19.39
Outstanding at end of period	133,360	$38.39

The total fair value of shares vested was $743,957 during the three months ended March 31, 2020.

Performance Based Stock Awards

During the first quarter of 2018, the Company established a long term incentive award program under the 2009 Plan. For each award, Performance Restricted Share Units (“PRSUs”) are eligible to be earned over a three-year performance period based on personal performance and the Company’s relative performance, in each case as compared to certain measurement goals that were established at the onset of the performance period. These awards were accounted for in accordance with guidance prescribed in ASC Topic 718, Compensation – Stock Compensation. 90,000 PRSUs were awarded under the program. The earned units will be granted at the end of the three-year performance period.

The following table summarizes the changes in the Company’s non-vested PRSU awards for the three months ended March 31, 2020:

For the three months ended
March 31, 2020

Weighted average service inception date fair value of award shares	$4,064,295
Minimum aggregate share payout	12,000
Maximum aggregate share payout	90,000
Likely aggregate share payout	90,000
Compensation expense recognized	$358,000

Total compensation cost that has been charged against income for this plan was $358,000 for the three months ended March 31, 2020 and 2019.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at March 31, 2020 and December 31, 2019. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain impaired loans and goodwill. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Assets and Liabilities Measured on a Recurring Basis

Assets measured on a recurring basis are limited to the Bank’s available-for-sale securities (“AFS”) portfolio, equity investments and interest rate cap derivative contract. The AFS portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Equity investments are carried at estimated fair value with changes in fair value reported as unrealized gain/(loss) on the statement of operations. The interest rate cap derivative contract is carried at estimated fair value with changes in fair value reported as accumulated other comprehensive income or loss in shareholders’ equity. The fair values for substantially all of these assets are obtained monthly from an independent nationally recognized pricing service. On a quarterly basis, the Bank assesses the reasonableness of the fair values obtained by reference to a second independent nationally recognized pricing service. Based on the nature of these securities, the Bank’s independent pricing service provides prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in the Bank’s portfolio. Various modeling techniques are used to determine pricing for the Bank’s mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, the Bank obtains the models, inputs and assumptions utilized by its pricing service and reviews them for reasonableness.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At March 31, 2020
Residential mortgage securities	$169,114	$—	$169,114	$—
Commercial mortgage securities	30,740	—	30,740	—
CRA Mutual Fund	2,272	2,272	—	—
Interest rate cap derivative	1,892	—	1,892	—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2019
Residential mortgage securities	$177,263	$—	$177,263	$—
Commercial mortgage securities	32,472	—	32,472	—
U.S. Government agency securities	25,207	—	25,207	—
CRA Mutual Fund	2,224	2,224	—	—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2020 and 2019.

There were no material assets measured at fair value on a non-recurring basis at March 31, 2020 and December 31, 2019.

The Bank has engaged an independent pricing service provider to provide the fair values of its financial assets and liabilities measured at amortized cost. This provider follows FASB’s exit pricing guidelines, as required by

ASU 2016-01, when calculating the fair market value.

Carrying amount and estimated fair values of financial instruments at March 31, 2020 and December 31, 2019 were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At March 31, 2020	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$12,501	$12,501	$—	$—	$12,501
Overnight deposits	569,927	569,927	—	—	569,927
Securities available for sale	199,854	—	199,854	—	199,854
Securities held to maturity	3,520	—	3,588	—	3,588
Equity investments	2,272	2,272	—	—	2,272
Loans, net	2,735,175	—	—	2,732,185	2,732,185
Other investments	—	—	—	—	—
FRB Stock	7,335	N/A	N/A	N/A	N/A
FHLB Stock	8,122	N/A	N/A	N/A	N/A
SBA Loan Fund	5,000	N/A	N/A	N/A	N/A
Disability Fund	500	—	500	—	500
Time deposits at banks	498	498	—	—	498
Interest rate cap derivative	1,892	—	1,892	—	1,892
Accrued interest receivable	9,108	—	503	8,605	9,108

Financial liabilities:
Non-interest-bearing demand deposits	$1,250,584	$1,250,584	$—	$—	$1,250,584
Money market and savings deposits	1,673,452	1,673,452	—	—	1,673,452
Time deposits	97,656	—	98,846	—	98,846
Federal Home Loan Bank of New York advances	144,000	—	144,813	—	144,813
Trust preferred securities payable	20,620	—	—	20,024	20,024
Subordinated debt, net of issuance cost	24,615	—	24,125	—	24,125
Accrued interest payable	1,146	9	941	196	1,146

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2019	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$9,619	$9,619	$—	$—	$9,619
Overnight deposits	381,104	381,104	—	—	381,104
Securities available for sale	234,942	—	234,942	—	234,942
Securities held to maturity	3,722	—	3,712	—	3,712
Equity investments	2,224	2,224	—	—	2,224
Loans, net	2,646,677	—	—	2,609,233	2,609,233
Other investments
FRB Stock	7,317	N/A	N/A	N/A	N/A
FHLB Stock	8,122	N/A	N/A	N/A	N/A
SBA Loan Fund	5,000	N/A	N/A	N/A	N/A
Disability Fund	500	—	500	—	500
Time deposits at banks	498	498	—	—	498
Accrued interest receivable	8,862	—	544	8,318	8,862

Financial liabilities:
Non-interest-bearing demand deposits	$1,090,479	$1,090,479	$—	$—	$1,090,479
Money market and savings deposits	1,589,920	1,589,920	—	—	1,589,920
Time deposits	110,375	—	110,800	—	110,800
Federal Home Loan Bank of New York advances	144,000	—	144,229	—	144,229
Trust preferred securities payable	20,620	—	—	20,011	20,011
Subordinated debt, net of issuance cost	24,601	—	25,375	—	25,375
Accrued interest payable	1,229	14	1,009	206	1,229

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Income, net of tax, for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended
	March 31,
	2020	2019
Beginning balance	$1,207	$(473)
Cumulative effect of adopting new accounting standard ASU 2016-01, net of taxes	—	68
Balance net of cumulative effect of adopting ASU 2016-01	$1,207	$(405)

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale
Unrealized holding gain (loss) arising during the period	$6,539	$385
Reclassification adjustment for gain included in net income	(975)	—
Tax effect	(1,756)	(127)
Net of tax	$3,808	$258

Unrealized gain (loss) on cash flow hedges
Unrealized holding gain (loss) arising during the period	$(1,060)	$—
Tax effect	334	—
Net of tax	$(726)	$—

Net current period other comprehensive income	$3,082	$258

Ending balance	$4,289	$(147)

The following table shows the amounts reclassified out of each component of accumulated other comprehensive income for the gain on the sale of securities during the first quarter of 2020 (in thousands):

	March 31,
	2020	2019	Affected line item in the Consolidated Statements of Operations
Amounts reclassified from accumulated other comprehensive income	$975	$—	Gain on sale of securities
Income tax expense	(387)	—	Income tax expense
Total reclassifications, net of income tax	$588	$—

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

The following off-balance-sheet financial instruments, whose contract amounts represent credit risk, are outstanding at March 31, 2020 and December 31, 2019 (in thousands):

	At March 31, 2020		At December 31, 2019
		Variable		Variable
	Fixed Rate	Rate	Fixed Rate	Rate
Undrawn lines of credit	$15,695	$191,563	$17,204	$193,767
Letters of credit	45,259	—	47,743	—
Total	$60,954	$191,563	$64,947	$193,767

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within two years. At March 31, 2020, the Bank’s fixed rate loan commitments had interest rates ranging from 3.0% to 5.6% and the Bank’s variable rate loan commitments had interest rates ranging from 2.0% to 8.3%, with a maturity of one year or more. At December 31, 2019, the Bank’s fixed rate loan commitments had interest rates ranging from 3.0% to 5.6% and the Bank’s variable rate loan commitments had interest rates ranging from 3.5% to 9.8%, with a maturity of one year or more. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Bank or other financial institutions and securities.

The Bank’s stand-by letters of credit amounted to $45.3 million and $47.7 million as of March 31, 2020 and December 31, 2019, respectively. The Bank’s stand-by letters of credit are collateralized by interest-bearing accounts of $27.7 million and $29.8 million as of March 31, 2020 and December 31, 2019, respectively. The stand-by letters of credit mature within one year.

NOTE 11 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, as of January 1, 2019. All of the Company’s revenue from contracts with customers that are in the scope of the accounting guidance are recognized in non-interest income. The following table presents the Company’s sources of non-interest income, within the scope of the ASU, for the three and three months ended March 31, 2020 and March 31, 2019 (in thousands):

	Three months ended March 31,
	2020	2019
Service charges on deposit accounts	$1,081	$819
Prepaid third-party debit card income	1,621	1,257
Other service charges and fees	627	278
Total	$3,329	$2,354

A description of the Company’s revenue streams accounted for under the accounting guidance follows:

Debit card income: The Bank serves as a debit card issuer to, and contracts with, various program managers to issue debit cards to support various products including, but not limited to, healthcare marketing, general purpose reloadable cards, payroll cards, disbursement of government payments, payment of federal benefits and E-Wallet and push payments for sellers in online marketplaces. The Bank earns initial set-up fees for these programs as well as fees for transactions processed. The Bank receives transaction data at the end of each month for debit card services rendered, at which time revenue is recognized.

Service charges on deposit accounts: The Bank offers business and personal retail products and services, which include, but are not limited to, online banking, mobile banking, ACH, and remote deposit capture. A standard deposit contract exists between the Bank and all deposit customers. The Bank earns fees from its deposit customers for transaction-based services (such as ATM use fees, stop payment charges, statement rendering, and ACH fees), account maintenance, and overdraft services. Transaction-based fees are recognized at the time the transaction is executed as that is the point in time the Bank fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Other service charges: The primary component of other service charges relates to foreign exchange (“FX”) conversion fees. The Bank outsources FX conversion for foreign currency transactions to correspondent banks. The Bank earns a portion of an FX conversion fee that the customer charges to process an FX conversion transaction. Revenue is recognized at the end of the month, once the customer has remitted the transaction information to the Bank.

NOTE 12 – DERIVATIVES

In the first quarter of 2020, the Company entered into an interest rate cap derivative contract (“interest rate cap” or “contract”) as a part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate cap does not represent the amount exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the contract. The interest rate subject to the cap is 30-day LIBOR.

The interest rate cap has a notional amount of $300.0 million as of March 31, 2020 and was designated as a cash flow hedge of certain deposit liabilities of the Bank. The hedge was determined to be effective during the first quarter of 2020. The Company expects the hedge to remain effective during the remaining term of the contract.

The following table reflects the derivatives recorded on the balance sheet at March 31, 2020 (in thousands):

At March 31, 2020	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate caps related to customer deposits	$300,000	$1,892
Total included in Other Assets	$300,000	$1,892

The effect of cash flow hedge accounting on accumulated other comprehensive income at March 31, 2020 is as follows (in thousands):

At March 31, 2020	Amount of Loss Recognized in OCI, net of tax		Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income

Interest rate caps related to customer deposits	$(726)	$	N/A	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Background

The Company is a bank holding company headquartered in New York, New York and registered under the Bank Holding Company Act of 1956. Through its wholly owned bank subsidiary, Metropolitan Commercial Bank, a New York state chartered bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals in the New York metropolitan area. The Bank’s primary lending products are commercial real estate loans and commercial and industrial loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from the cash flows from operations of businesses. The Bank’s primary deposit products are checking, savings, and term deposit accounts, and its deposit accounts are insured by the FDIC under the maximum amounts allowed by law.

In April 2019, the Company executed a lease agreement to expand the space occupied at its headquarters at 99 Park Ave., New York, New York. The Company took possession of the new space during the third quarter of 2019 and commenced renovations, which continued through the fourth quarter of 2019.  The renovation work is substantially complete but was suspended in March 2020 as a result of COVID-19.  When the renovations are completed, the Company will vacate its existing space and move into the new office. When the Company took possession of the new space, rent expense increased by $615,000 a quarter, representing the rent expense on the new space. When the renovations are complete and the Company vacates its existing space, the Company will cease rent payments on the former space resulting in a reduction of rent expense of approximately $195,000 per quarter.

Recent Events

The Novel Coronavirus

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home.  This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment and the stock market, and in particular bank stocks, have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.  Finally, the spread of COVID-19 has caused the Bank to modify its business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  The Bank has substantially all employees working remotely and may take further actions that may be required by government authorities or that the Bank determines are in the best interests of its employees, customers and business partners. See “Item 1A. Risk Factors” in this Report for further discussion on the risks to the Bank due to COVID-19.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements, included in its 2019 Annual Report on Form 10-K, contains a summary of the Company’s significant accounting policies. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policy, which involves the most complex or subjective decisions or assessments, is as follows:

Allowance for Loan Losses

The ALLL has been determined in accordance with U.S. generally accepted accounting principles, under which the Bank is required to maintain an adequate ALLL at March 31, 2020. The Bank is responsible for the timely and periodic determination of the amount of the allowance required. Management believes that the ALLL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in the Bank’s portfolio for which certain losses are probable but not specifically identifiable.

Although management evaluates available information to determine the adequacy of the ALLL, the level of allowance is an estimate which is subject to significant judgment and short-term change. Because of uncertainties associated with local economic conditions, collateral values and future cash flows of the loan portfolio, it is reasonably possible that a material change could occur in the ALLL in the near term due to economic, operating, regulatory and other conditions beyond the Company’s control. The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, the Company may ultimately incur losses that vary from management’s current estimates. Adjustments to the ALLL will be reported in the period such adjustments become known or can be reasonably estimated. All loan losses are charged to the ALLL when the loss actually occurs or when the collectability of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

For more information regarding the change in the ALLL due to COVID-19, see “Impact of COVID-19 on the Bank – Financial Impact – Allowance for Loan Losses.”

Emerging Growth Company

Pursuant to the JOBS Act, an EGC is provided the option to adopt new or revised accounting standards that may be issued by the FASB or the Securities and Exchange Commission either (i) within the same periods as those otherwise applicable to non-EGCs or (ii) within the same time periods as private companies. The Company elected delayed effective dates of recently issued accounting standards. As permitted by the JOBS Act, so long as it qualifies as an EGC, the Company will take advantage of some of the reduced regulatory and reporting requirements that are available to it, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Impact of COVID-19 on the Bank

Operational Readiness

The Company identified the potential threat of COVID-19 in February 2020, activated its Pandemic Plan in March 2020, and had a fully remote workforce for its corporate office by the early days of April 2020 as COVID-19 began to affect New York City, the Bank’s primary market. The activation of the established Pandemic Plan allowed the Bank to follow a disciplined approach to a rapidly changing situation.

The following timeline of actions reflects the speed of the Company’s response:

February 10 – Initiated the Company’s Business Continuity Response Team (Stage 1-Preparation and Testing)

February 25 – Enterprise Risk Management team informed the Board of Directors on monitoring activity

March 6 – Conducted a Pandemic Readiness Tabletop Exercise and activated the Company’s Pandemic Plan

March 12 – Commenced rotating staff schedules with 50% of employees working remotely

March 17 – Stage 2 of the Pandemic Plan was activated with 80% of employees working remotely

April 3 – Moved to full remote capabilities with substantially all employees working off-site (Stage 3 – Full Pandemic Event)

Management’s actions ensured the Bank’s uninterrupted operational effectiveness, while safeguarding the health and safety of its customers and employees. The Pandemic Plan incorporated guidance from the regulatory and health communities, defined the Bank’s Business Continuity Response Team and the actions to be taken from the business lines up through the Board of Directors. The Bank’s branch network continued to serve the local community, with hours modified in response to the safety of  its customers and employees, and its online platforms facilitated alternate methods for its customers to meet their financial needs. Since the early stages that the threat was identified, the Bank implemented social distancing and office cleaning measures to mitigate the risk of infection to the Bank’s staff and customers utilizing its branch network. While COVID-19 has resulted in widespread disruption to the lives and businesses of the Bank’s customers and employees, the Bank’s Pandemic Plan has enabled the Bank to remain focused on assisting customers and ensuring that the Bank remains fully operational.

With the safety of employees and customers in mind, Management is closely monitoring the situation and will follow state and federal guidelines in developing a plan, which would enable employees to return to working on-site.

Financial Impact

Loan Portfolio and Modifications

The Bank has taken several steps to assess the financial impact of COVID-19 on its business, including contacting customers to determine how their business was being affected and analyzing the impact of the virus on the different industries that the Bank serves.

Loan Portfolio.  As of March 31, 2020, total loans consisted primarily of commercial real estate loans (“CRE”), commercial and industrial loans (“C&I”) and multi-family mortgage loans. At March 31, 2020, the Bank’s loan portfolio includes loans to the following industries (dollars in thousands):

	March 31, 2020
	Balance	% of Total Loans

CRE (1)
Skilled Nursing Facilities	$498,152	18.0%
Multi-family	379,342	13.7%
Retail	218,381	7.9%
Mixed use	210,358	7.6%
Office	174,123	6.3%
Hospitality	158,406	5.7%
Other	511,128	18.5%
Total CRE	$2,149,890	77.7%

C&I (2)
Healthcare	$109,696	4.0%
Skilled Nursing Facilities	109,567	4.0%
Finance & Insurance	97,280	3.5%
Wholesale	30,614	1.1%
Manufacturing	17,613	0.6%
Transportation	13,319	0.5%
Recreation & Restaurants	10,177	0.4%
Other	43,250	1.6%
Total C&I	$431,516	15.6%

(1)Commercial real estate, not including one-to-four family loans

(2)Net of participations, premiums and overdraft adjustments

The largest concentration in the loan portfolio is to the healthcare industry amounting to $717.4 million or 25.9% of total loans and including $607.7 million in loans to skilled nursing facilities (“SNF”). As of the date of this Quarterly Report on Form 10-Q, management believes that loans to SNF customers will not be significantly impacted by COVID-19 as the demand for nursing home beds remains strong and cash flows should not be adversely impacted.

Loan Modifications: The Bank has been working with customers to address their needs during this pandemic. Loan customers have requested various forms of relief during this period of financial stress, including payment deferrals, interest rate reductions and extensions of maturity dates. On March 22, 2020, the banking regulators and the FASB issued guidance to financial institutions who are working with borrowers affected by COVID-19 (“COVID-19 Guidance”). The guidance indicated that regulatory agencies will not criticize institutions for working with borrowers and will not direct banks to automatically categorize all COVID-19 related loan modifications as TDRs. In addition, the COVID-19 Guidance noted that modification or deferral programs mandated by the federal or a state government related to COVID-19 would not be in the scope of Accounting Standards Codification Subtopic 310-40 – Receivables – Troubled Debt Restructurings by Creditors (“ASC 310-40”), such as a state program that requires all institutions within that state to suspend mortgage payments for a specified period.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” allows banks to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. A bank may elect to account for modifications on certain loans under Section 4013 of the CARES Act or, if a loan modification is not eligible under Section 4013, a bank may use the criteria in the COVID-19 Guidance to determine when a loan modification is not a TDR in accordance with ASC 310-40. The Bank has modified loans for customers affected by COVID-19 in accordance with both Section 4013 and the COVID-19 Guidance.

The following is a summary of loan modifications requested and in process through the latest practicable date for which the Bank has information, as indicated below (dollars in thousands):

	At April 15, 2020
	CRE		C&I		Total
Type of Modification	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans

Defer monthly principal payments (1)	$145,322	31	$1,896	7	$147,218	38
Reduce monthly principal payments (2)	—	—	3,829	1	3,829	1
Full payment deferral (3)	111,242	14	25,746	37	136,988	51
Remove interest rate floor (4)	12,000	1	—	—	12,000	1
Allow the use of reserve accounts	50,500	4	1,400	1	51,900	5
Cease escrowing for tax payments	4,000	1	—	—	4,000	1
Interest rate reduction (5)	41,670	7	4,132	1	45,802	8
	$364,734	58	$37,003	47	$401,737	105

(1)Waived principal payments for 2 to 9 months.

(2)Reduced monthly principal payments for 3 months.

(3)Deferred principal and interest payments or interest-only payments for 3 to 6 months.  Deferred payments will be repaid during 2021.

(4)Interest rate is LIBOR plus 3% with 5% floor; removed floor.

(5)Rate reduced by approximately 100 basis points.

The following is a summary by industry of loan modifications requested and in process through the latest practicable date for which the Bank has information, as indicated below (dollars in thousands):

	At April 15, 2020
	Defer monthly principal payments	Reduce monthly principal payments	Full payment deferral	Remove interest rate floor	Allow the use of reserve accounts	Cease escrowing for tax payments	Interest rate reduction	Total
CRE:
Retail
Balance	$23,951	$—	$19,707	$12,000	$12,500	$—	$5,202	$73,360
Number of loans	7	—	2	1	1	—	1	12
Hospitality
Balance	$13,374	$—	$49,924	$—	$25,500	$—	$20,821	$109,619
Number of loans	2	—	5	—	2	—	1	10
Office
Balance	$21,165	$—	$18,000	$—	$—	$—	$—	$39,165
Number of loans	3	—	1	—	—	—	—	4
Mixed-Use
Balance	$9,432	$—	$10,000	$—	$—	$4,000	$11,900	$35,332
Number of loans	4	—	1	—	—	1	2	8
Multifamily
Balance	$61,130	$—	$—	$—	$12,500	$—	$—	$73,630
Number of loans	12	—	—	—	1	—	—	13
Warehouse
Balance	$16,270	$—	$—	$—	$—	$—	$—	$16,270
Number of loans	3	—	—	—	—	—	—	3
Other
Balance	$—	$—	$13,611	$—	$—	$—	$3,747	$17,358
Number of loans	—	—	5	—	—	—	3	8
Total
Balance	$145,322	$—	$111,242	$12,000	$50,500	$4,000	$41,670	$364,734
Number of loans	31	—	14	1	4	1	7	58

C&I:
Leases
Balance	$1,383	$—	$—	$—	$—	$—	$—	$1,383
Number of loans	6	—	—	—	—	—	—	6
Business
Balance	$513	$—	$—	$—	$—	$—	$4,132	$4,645
Number of loans	1	—	—	—	—	—	1	2
Healthcare
Balance	$—	$3,829	$—	$—	$—	$—	$—	$3,829
Number of loans	—	1	—	—	—	—	—	1
Real Estate secured
Balance	$—	$—	$22,767	$—	$—	$—	$—	$22,767
Number of loans	—	—	5	—	—	—	—	5
Other
Balance	$—	$—	$2,979	$—	$1,400	$—	$—	$4,379
Number of loans	—	—	32	—	1	—	—	33
Total
Balance	$1,896	$3,829	$25,746	$—	$1,400	$—	$4,132	$37,003
Number of loans	7	1	37	—	1	—	1	47

The following is a summary of the weighted average loan-to-value ratio (“LTV”) for CRE and C&I owner-occupied loan modifications requested and in process through the latest practicable date for which the Bank has information, as indicated below (dollars in thousands):

At April 15, 2020	Total Modifications	Weighted Average LTV

CRE:
Retail	$73,360	48.7%
Hospitality	109,619	59.3%
Office	39,165	44.7%
Mixed-Use	35,332	45.3%
Multifamily	73,630	28.0%
Warehouse	16,270	33.9%
Other	17,358	37.3%
Total CRE	$364,734	45.7%

C&I Owner-Occupied:
Real Estate Secured	$22,767	65.0%

	$387,501	46.9%

Allowance for Loan Losses:  The Bank assessed the impact of the pandemic on the its financial condition, including its determination of the allowance for loan losses as of March 31, 2020.  As part of that assessment, the Bank considered the effects of COVID-19 on macro-economic conditions such as sharply increasing unemployment rates and the shut-down of all non-essential businesses.  The Bank also analyzed the impact of COVID-19 on its primary market, which is the New York metropolitan area, as well as the impact on the Bank’s market sectors and its specific clients.

As part of its estimation of an adjustment to the ALLL due to COVID-19, the Bank identified those market sectors or industries that were more likely to be affected, such as hospitality, transportation and outpatient care centers. To determine the potential impact on the Bank’s customers, particularly in these industries, management primarily relied on the results of the semi-annual stress tests that have been performed for the Bank by a third-party. The scenarios used in these stress tests include significant revenue declines in a borrower’s business as well as reductions in its operating cash flows and the impact on its ability to repay its loans.  Using the stress test results, management estimated the probability of default and loss-given-default for the various loan categories at March 31, 2020 and assigned a weighting to each scenario. Based on this analysis, management estimated the potential impact of a stressed environment, such as the one resulting from  COVID-19, and the adjustment to the ALLL as of March 31, 2020. In addition to the stress tests, the Bank also established an additional qualitative loss factor solely related to the impact of COVID-19 and included that analysis in its ALLL calculations.  As a result of management’s assessment, the Bank recorded an additional loan loss provision of $3.1 million in the first quarter of 2020. However, this is a period of great uncertainty. The impact of COVID-19 is likely to be felt over the next several quarters. As such, significant adjustments to the ALLL may be required as the full impact of COVID-19 on the Bank’s borrowers becomes known.

Liquidity

During periods of economic stress, such as during the COVID-19 pandemic, the Bank closely monitors deposit trends and the Bank’s liquidity position. At March 31, 2020, deposits totaled $3.02 billion, an increase of $230.9 million from December 31, 2019. At March 31, 2020, total cash and cash equivalents amounted to $582.4 million, or 16.1% of total assets, and securities available for sale amounted to $199.9 million. In addition, the Bank has available borrowing capacity of $316.7 million from the Federal Home Loan Bank of New York (“FHLB”) and an available line of credit of $84.5 million with the Federal Reserve Bank of New York (“FRBNY”). The Bank believes it has ample liquidity to address the COVID-19 uncertainties and remains vigilant in assessing its potential liquidity needs during this period. For more information on the Bank’s liquidity, see “Liquidity and Capital Resources” section herein.

Capital

At March 31, 2020, the Company and the Bank were considered well-capitalized. See regulatory ratios under the “Regulation” section herein.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Summary

The Company had total assets of $3.61 billion at March 31, 2020, as compared to $3.36 billion at December 31, 2019. Loans, net of deferred fees and unamortized costs, increased by $93.2 million, or 3.5%, to $2.77 billion at March 31, 2020, as compared to $2.67 billion at December 31, 2019.

Total cash and cash equivalents increased $191.7 million, or 49.1%, to $582.4 million at March 31, 2020, as compared to $390.7 million at December 31, 2019. Total securities, primarily those classified as AFS, decreased by $35.3 million, or 14.6%, to $205.6 million at March 31, 2020, as compared to $240.9 million at December 31, 2019. The increases in cash and cash equivalents reflect the strong growth in deposits of $230.9 million that exceeded growth in loans of $93.2 million.

Total deposits increased $230.9 million, or 8.3%, to $3.02 billion at March 31, 2020, as compared to $2.79 billion at December 31, 2019. This was due to increases of $70.8 million in interest-bearing deposits to $1.77 billion at March 31, 2020, as compared to $1.70 billion at December 31, 2019, and of $160.1 million in non-interest-bearing deposits to $1.25 billion at March 31, 2020, as compared to $1.09 billion at December 31, 2019. The increase in deposits was primarily due to growth in the Bank’s bankruptcy account deposit vertical and property management accounts, as well as deposit growth in the Bank’s retail network.

Total stockholders’ equity increased $9.4 million to $308.5 million at March 31, 2020, as compared to $299.1 million at December 31, 2019. The increase was primarily due to an increase of $3.8 million in the fair value of available-for-sale securities and net income of $6.1 million for the first quarter of 2020, partially offset by a $726,000 decrease in the fair value of an interest rate cap derivative, which qualified as a cash flow hedge.

The Company and the Bank meet all the requirements to be considered “Well-Capitalized” under applicable regulatory guidelines.  At March 31, 2020, total CRE loans were 407.5% of risk-based capital, as compared to 412.5% at December 31, 2019.

Investment Securities

The following tables summarize the amortized cost and fair value of securities available for sale and securities held to maturity at March 31, 2020 and December 31, 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At March 31, 2020	Cost	Gains	Losses	Fair Value
Debt securities available for sale:
Residential mortgage securities	$163,163	$5,951	$—	$169,114
Commercial mortgage securities	29,371	1,374	(5)	30,740
Total securities available-for-sale	$192,534	$7,325	$(5)	$199,854

Held-to-maturity securities:
Residential mortgage securities	$3,520	$68	$—	$3,588
Total securities held-to-maturity	$3,520	$68	$—	$3,588

Equity investments:
CRA Mutual Fund	$2,270	$2	$—	$2,272
Total non-trading equity investment securities	$2,270	$2	$—	$2,272

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2019	Cost	Gains	Losses	Fair Value
Debt securities available for sale:
Residential mortgage securities	$175,902	$1,478	$(117)	$177,263
Commercial mortgage securities	32,284	206	(18)	32,472
U.S. Government agency securities	25,000	207	—	25,207
Total securities available for sale	$233,186	$1,891	$(135)	$234,942

Held-to-maturity securities:
Residential mortgage securities	3,722	9	(19)	3,712
Total securities held to maturity	$3,722	$9	$(19)	$3,712

Equity investments:
CRA Mutual Fund	2,258	—	(34)	2,224
Total non-trading equity investment securities	$2,258	$—	$(34)	$2,224

There were no securities pledged as collateral at March 31, 2020. At December 31, 2019, there were $126.2 million of securities available for sale pledged as collateral for certain deposits.

Loans

At March 31, 2020, gross loans before deferred fees and unamortized costs were $2.77 billion, or 76.7% of total assets, compared to $2.68 billion, or 79.8% of total assets, at December 31, 2019. The following table sets forth the composition of the Bank’s gross loan portfolio before deferred fees and unamortized costs, by type of loan at the dates indicated (dollars in thousands):

	At March 31,		At December 31,
	2020		2019
	Loan Balance	% of total loans	Loan Balance	% of total loans
Real Estate:
Commercial	$1,729,386	62.4%	$1,668,236	62.2%
Construction	41,162	1.5	30,827	1.2
Multifamily	379,342	13.7	375,611	14.0
One-to-four family	75,610	2.7	82,670	3.1
Commercial and industrial	482,187	17.4	448,619	16.8
Consumer	63,112	2.3	71,956	2.7
Total loans	$2,770,799	100.0%	$2,677,919	100.0%

Total gross loans increased $92.8 million, or 3.5%, to $2.77 billion at March 31, 2020, as compared to $2.68 billion at December 31, 2019.  For the first quarter of 2020, the Bank’s loan production was $152.6 million, as compared to $289.8 million for the first quarter of 2019. The Bank reduced loan production for the first quarter of 2020, as compared to loan production volumes in 2019 as management continued to execute on its net interest margin strategies.

Asset Quality

Non-Performing Assets

Non-performing assets consist of non-accrual loans, non-accrual TDRs, loans past due 90 days or more and still accruing, and other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure. At March 31, 2020 and December 31, 2019, the Bank had no non-performing TDRs and no foreclosed real estate. The past due status on all loans is based on the contractual terms of the loan. It is generally the Bank’s policy that a loan 90 days past due be placed on non-accrual status unless factors exist that would eliminate the need to place a loan in this status. A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. At the time loans are placed on non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed. All payments received on non-accrual loans are generally applied to principal. Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Bank expects to receive all of its original principal and interest. In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept on non-accrual status until the entire principal balance has been recovered.

The table below sets forth the amounts and categories of the Company’s non-performing assets and troubled debt restructurings at the dates indicated (dollars in thousands):

	March 31, 2020	December 31, 2019
Non-performing loans and assets:
Non-accrual loans:
Real Estate:
One-to-four family	$—	$2,345
Commercial and industrial	5,801	1,047
Consumer	335	693
Total non-accrual loans	$6,136	$4,085
Accruing loans 90 days or more past due	205	408
Total non-performing loans and assets	$6,341	$4,493

Troubled debt restructurings:
Real Estate:
Commercial	$363	$367
One-to-four family	1,028	1,039
Consumer	34	35
Total troubled debt restructurings	$1,425	$1,441

Ratios:
Total non-performing loans to total loans	0.23%	0.17%
Total non-performing loans to total assets	0.18%	0.13%
Total non-performing assets to total assets	0.18%	0.13%

Non-performing loans include non-accrual loans and loans past due over 90 days and still accruing. Non-performing loans exclude TDRs that are accruing and have been performing in accordance with the terms of their restructure agreement for at least six months.

Interest income that would have been recorded for the three months ended March 31, 2020 and 2019, had non-accrual and TDR loans been current according to their original terms, was immaterial.

Non-Performing Loans

Non-performing loans totaled $6.3 million at March 31, 2020 as compared to $4.5 million at December 31, 2019. The increase in non-performing loans at March 31, 2020 was primarily due to one C&I loan in the amount of $4.8 million.  This addition to non-accrual loans was offset by the removal from non-accrual status of a one-to-four family loan in the amount of $2.4 million, which was included in non-accrual loans at December 31, 2019 but has since returned to accrual status. Non-performing assets, as a percentage of total assets, was 0.18% at March 31, 2020, as compared to 0.13% of total assets at December 31, 2019.

Troubled Debt Restructurings

The Bank works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Bank has modified the terms of select loans to maximize their collectability. The modified loans are considered TDRs under current accounting guidance unless the loan was modified pursuant to the COVID-19 Guidance or the CARES Act. See “Impact of COVID-19 on the Bank – Financial Impact – Loan Portfolio and

Modifications – Loan Modifications.” All TDRs as of March 31, 2020 were modified prior to the COVID-19 Guidance being effective.

Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. The Company had no non-accrual TDRs at March 31, 2020 or December 31, 2019. As of both March 31, 2020 and December 31, 2019, the Bank had $1.4 million of accruing TDRs. These loans were performing in accordance with their restructured terms.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.

The majority of the Bank’s impaired loans are secured and measured for impairment based on collateral evaluations. It is the Bank’s policy to obtain updated appraisals, by independent third parties, on loans secured by real estate at the time a loan is determined to be impaired. An impairment measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allowance or charge-off. In determining the amount of any specific allowance or charge-off, the Bank will make adjustments to reflect the estimated costs to sell the property. Upon receipt and review of the updated appraisal, an additional measurement is performed to determine if any adjustments to the ALLL are necessary to reflect the proper provisioning or charge-off. Impaired loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allowance or recognition of additional charge-offs. Non-real estate collateral may be valued using (i) an appraisal, (ii) net book value of the collateral per the borrower’s financial statements, or (iii) accounts receivable aging reports, that may be adjusted based on management’s knowledge of the client and client’s business. If market conditions warrant, future appraisals are obtained for both real estate and non-real estate collateral.

Allowance for Loan Losses

The ALLL is an amount that management believes will be adequate to absorb probable incurred losses on existing loans. The ALLL is established based on management’s evaluation of the probable incurred losses inherent in the Bank’s portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances.

The ALLL was $30.9 million at March 31, 2020, as compared to $26.3 million at December 31, 2019. This increase includes the $3.1 million allowance recorded for the economic impact of COVID-19. The ratio of ALLL to total loans was 1.12% at March 31, 2020, as compared to 0.98% at December 31, 2019. Net charge-offs for the three months ended March 31, 2020 was $138,000, compared to net recoveries of $3.9 million for the three months ended March 31, 2019. Recoveries in 2019 amounted to $4.3 million, which related primarily to the recovery of medallion loans charged off in 2017 and 2016. For more information regarding the change in the ALLL due to COVID-19, see “Impact of COVID-19 on the Bank – Financial Impact – Allowance for Loan Losses.”

Summary of Loan Loss Experience

The following tables present a summary by loan portfolio segment of the ALLL, loan loss experience, and provision for loan losses for the periods indicated (in thousands):

	Three months ended March 31,
	2020	2019
Balance at beginning of period	$26,272	$18,942
Charge-offs:
Commercial and industrial	(13)	(273)
Consumer	(188)	(74)
Total charge-offs	(201)	(347)
Recoveries:
Commercial and industrial	58	4,270
Consumer	5	—
Total recoveries	63	4,270

Net recoveries (charge-offs)	(138)	3,923
Provision (credit) for loan losses	4,790	(2,031)
Balance at end of period	$30,924	$20,834

Deposits

The table below summarizes the Bank’s deposit composition by segment for the periods indicated (dollars in thousands):

	At March 31, 2020	At December 31, 2019	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$1,250,584	$1,090,479	$160,106	14.7%
Money market	1,656,728	1,573,716	83,011	5.3
Savings accounts	16,724	16,204	520	3.2
Time deposits	97,656	110,375	(12,719)	(11.5)
Total	$3,021,692	$2,790,774	$230,918	8.3

The Company’s primary deposit strategy is to fund the Bank with stable deposits. Corporate cash management deposits amounted to $1.42 billion, or 47.0% of total deposits, at March 31, 2020 as compared to $1.28 billion, or 45.9% of total deposits, at December 31, 2019. Corporate cash management deposit holders are clients who are in possession of or have discretion over large deposits such as, but not limited to, property management companies, title companies and bankruptcy trustees and were comprised of approximately 9,200 accounts at March 31, 2020. The Bank has developed money market products and interest-bearing demand accounts that are tiered to provide these large depositors with an indexed rate that is based on their expected duration and minimum deposit balances. The repricing characteristics of these deposits complement the repricing characteristics of the Bank’s variable-rate loans and are a component of the Company’s management of net interest margin. Bankruptcy trustee accounts require the use of software provided by a third-party to allow clients to manage their accounts. The software fees related to these accounts, which had deposit balances of $995.3 million at March 31, 2020, are included in non-interest expense and amounted to $3.0 million for the first quarter of 2020.

The Bank also pursues, as a growth strategy, retail deposits with consumers who consider the bank where they have their checking account as their primary bank. These customers will typically turn to their primary bank first when in need of other financial services. Strategies that have been developed and implemented to generate these deposits include: (i) acquiring deposits by deepening existing relationships and entering new markets through de novo branching or branch acquisitions, (ii) training branch employees to identify and meet client financial needs with Bank products and services,

(iii) linking business loans to the customer’s primary checking account at the Bank, (v) continuing to develop the debit card issuing business that generates non-interest bearing deposits, and (vi)  monitoring the Bank’s pricing strategies to ensure competitive products and services.

Borrowings

FHLB advances amounted to $144.0 million at March 31, 2020 and December 31, 2019.

At March 31, 2020, the Bank has available borrowing capacity of $316.7 million from the FHLB and an available line of credit of $84.5 million with the FRBNY. At December 31, 2019, the Bank had an available borrowing capacity of $293.8 million from the FHLB and an available line of credit of $99.2 million with the FRBNY. The Bank had no borrowings outstanding from the FRBNY at March 31, 2020 and December 31, 2019.

On December 7, 2005, the Company established MetBank Capital Trust I, a Delaware statutory trust (“Trust I”). The Company owns all of the common capital securities of Trust I in exchange for contributed capital of $310,000. Trust I issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust I’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust I, mature on December 9, 2035 and bear interest at a floating rate of 3-month LIBOR plus 1.85%. The Debentures became callable after five years. At March 31, 2020, the Debentures bore an interest rate of 3.68%.

On July 14, 2006, the Company established MetBank Capital Trust II, a Delaware statutory trust (“Trust II”). The Company owns all of the common capital securities of Trust II in exchange for contributed capital of $310,000. Trust II issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust II’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures II”) issued by the Company. The Debentures II, the sole assets of Trust II, mature on October 7, 2036, and bear interest at a floating rate of 3-month LIBOR plus 2.00%. The Debentures II became callable after five years of issuance. At March 31, 2020 the Debentures II bore an interest rate of 3.83%.

The terms of these trust preferred securities will be impacted by the transition from LIBOR to an alternative U.S. dollar reference interest rate, potentially a Secured Overnight Financing Rate (“SOFR”), in 2022. Management is currently evaluating the impact of the transition on the trust preferred securities payable.

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

In accordance with the terms of the subordinate notes, the interest rate from March 15, 2022 to the maturity date resets quarterly to an interest rate per annum equal to the then current 3-month LIBOR (not less than zero) plus 426 basis points, payable quarterly in arrears. However, these terms will be impacted by the transition from LIBOR to an alternative U.S. dollar reference interest rate, potentially SOFR, in 2022. Management is currently evaluating the impact of the transition on the Company’s subordinate notes payable.

The Company may redeem the subordinated notes beginning with the interest payment date of March 15, 2022 and on any scheduled interest payment date thereafter. The subordinated notes may be redeemed in whole or in part, at a redemption price equal to 100% of the principal amount of the subordinated notes plus any accrued and unpaid interest.

Secured Borrowings

The Bank has loan participation agreements with counterparties. The Bank is generally the servicer for these loans. If the transfer of the participation interest does not qualify for sale treatment under current accounting guidance, the amount of the loan transferred is recorded as a secured borrowing. There were $41.7 million and $43.0 million in secured borrowings as of March 31, 2020 and December 31, 2019, respectively.

Stockholders’ Equity

Total stockholders’ equity increased $9.4 million to $308.5 million at March 31, 2020, as compared to $299.1 million at December 31, 2019. The increase was primarily due to an increase of $3.8 million in the fair value of available-for-sale securities and net income of $6.1 million for the first quarter of 2020, partially offset by a $726,000 decrease in the fair value of an interest rate cap derivative, which qualified as a cash flow hedge.

Results of Operations

Net income decreased $2.4 million to $6.1 million for the first quarter of 2020, as compared to $8.5 million for the first quarter of 2019. This decrease was due primarily to a $6.8 million increase in non-interest expense and a $6.8 million increase in provision for loan losses, offset by a $8.4 million increase in net interest income, a $1.9 million increase in non-interest income and an $871,000 decrease in income tax expense.  The provision for loan losses in the first quarter of 2020 included an additional $3.1 million reserve recorded in consideration of the economic impact of COVID-19.

Net Interest Income

Net interest income is the difference between interest earned on assets and interest incurred on liabilities. The following table presents an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2020 and March 31, 2019. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. Yields and costs were derived by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Average balances were derived from daily balances over the periods indicated. Interest income included fees that management considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Non-accrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	Three months ended March 31,
	2020				2019
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/Rate (annualized)		Average Outstanding Balance	Interest	Yield/Rate (annualized)
Assets:
Interest-earning assets:
Loans (1)	$2,705,710	$32,827	4.85%		$1,973,136	$25,050	5.15%
Available-for-sale securities	219,883	1,343	2.42%		30,522	204	2.68%
Held-to-maturity securities	3,622	17	1.86%		4,479	23	2.05%
Equity investments - non-trading	2,263	12	2.10%		3,210	13	1.62%
Overnight deposits	470,638	1,593	1.36%		228,506	1,409	2.50%
Other interest-earning assets	21,441	275	5.07%		24,722	291	4.71%
Total interest-earning assets	3,423,557	36,067	4.22%		2,264,575	26,990	4.83%
Non-interest-earning assets	57,567				44,204
Allowance for loan and lease losses	(26,789)				(20,228)
Total assets	$3,454,335				$2,288,551

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market, savings and other interest-bearing accounts	$1,638,362	$5,171	1.27%		$856,477	$4,036	1.91%
Certificates of deposit	104,067	596	2.30%		105,290	610	2.35%
Total interest-bearing deposits	1,742,429	5,767	1.33%		961,767	4,646	1.96%
Borrowed funds	189,226	1,331	2.78%		211,170	1,766	3.35%
Total interest-bearing liabilities	1,931,655	7,098	1.48%		1,172,937	6,412	2.22%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,157,270				822,763
Other non-interest-bearing liabilities	58,923				23,433
Total liabilities	3,147,848				2,019,133

Stockholders' Equity	306,487				269,418
Total liabilities and equity	$3,454,335				$2,288,551

Net interest income		$28,969				$20,578
Net interest rate spread (2)			2.74%				2.61%
Net interest-earning assets	$1,491,902				$1,091,638
Net interest margin (3)			3.38%				3.69%
Ratio of interest earning assets to interest bearing liabilities			1.77	x			1.93	x

(1)	Amount includes deferred loan fees and non-performing loans.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

Net interest margin decreased 31 basis points to 3.38% for the first quarter of 2020 from 3.69% for the first quarter of 2019. Total average interest-earning assets increased $1.16 billion to $3.42 billion for the first quarter of 2020, as compared to $2.26 billion for the first quarter of 2019. The total yield on average interest-earning assets decreased 61 basis points to 4.22% for the first quarter of 2020, as compared to 4.83% for the first quarter of 2019. The cost of interest-bearing liabilities decreased 74 basis points to 1.48% for the first quarter of 2020, as compared to 2.22% for the first quarter of 2019. The decrease in net interest margin was primarily due to a decrease in the yield earned on interest-earning assets as loans accounted for 79.0% of the average balance of interest-earning assets during the first quarter of 2020, as compared to 87.2% for the first quarter of 2019. This decrease was also due to the growth in overnight deposits and AFS securities, which had lower yields than loans. In addition, non-interest-bearing deposits accounted for 40.0% of average deposit funding in the first quarter of 2020, as compared to 46.1% in the first quarter of 2019. As a result, the ratio of average interest-earning assets to average interest-bearing liabilities decreased to 1.77x for the first quarter of 2020, as compared to 1.93x for the first quarter of 2019.

The decreases in yields on interest-earning assets and the cost of interest-bearing liabilities are primarily due to the several interest rate cuts by the Federal Reserve in 2019 and 2020. The Federal Reserve reduced interest rates three times for a total of 75 basis points in the third and fourth quarters of 2019 and, in response to COVID-19, reduced interest rates by an additional 50 basis points on March 3, 2020 and 100 basis points on March 15, 2020.

Interest Income

Interest income increased $9.1 million to $36.1 million for the first quarter of 2020, as compared to $27.0 million for the first quarter of 2019. This increase was due primarily to increases of $7.8 million in interest income on loans, $1.1 million in interest on AFS securities and $184,000 in interest on overnight deposits.

The increase in interest income on loans was due to a $732.6 million increase in the average balance of loans to $2.71 billion for the first quarter of 2020, as compared to an average balance of $1.97 billion for the first quarter of 2019. The impact of the increase in average balance of loans was partially offset by a decrease of 30 basis points in average loan yield, which decreased to 4.85% for the first quarter of 2020, as compared to 5.15% for the first quarter of 2019.

The increase in interest on AFS securities was due to a $189.4 million increase in the average balance of AFS securities to $219.9 million for the first quarter of 2020, as compared to $30.5 million for the first quarter of 2019. The impact of the increase in average balance was partially offset by a decrease of 26 basis points in the average yield on AFS securities, which decreased to 2.42% for first quarter of 2020, as compared to 2.68% for first quarter of 2019.

The increase in interest on overnight deposits was due to an increase of $242.1 million in the average balance of overnight funds to $470.6 million for the first quarter of 2020, as compared to $228.5 million for the first quarter of 2019. The impact of the increase in average balance of overnight funds was partially offset by a decrease of 114 basis points in the average yield on overnight deposits, which decreased to 1.36% for the first quarter of 2020, as compared to 2.50% for the first quarter of 2019.

The increase in the average balance of loans for the three months ended March 31, 2020 as compared to the same period in 2019 was due to the record growth in loan production throughout 2019, which was funded by the growth in the Bank’s deposit verticals, particularly bankruptcy trustee deposits.

Interest Expense

Interest expense increased $686,000 to $7.1 million for the first quarter of 2020, as compared to $6.4 million for the first quarter of 2019. This increase was due primarily to a $1.1 million increase in interest on deposits, offset by a $435,000 decrease in interest on borrowings. The increase in interest expense on deposits was primarily due to a $780.7 million increase in the average balance of interest-bearing deposits to $1.74 billion for the first quarter of 2020, as compared to an average balance of $961.8 million for the first quarter of 2019. The impact of the increase in average balance of deposits was partially offset by a decrease of 63 basis points in the average cost of interest-bearing deposits to 1.33% for the first quarter of 2020, as compared to 1.96% for the first quarter of 2019. Interest expense on borrowings decreased primarily due to a decrease of $21.9 million in the average balance of borrowings to $189.2 million for the first quarter of 2020, as compared to $211.2 million for the first quarter of 2019. Additionally, the average cost of borrowings decreased by 57 basis points to 2.78% for the first quarter of 2020, as compared to 3.35% for the first quarter of 2019.

The increase in the average balance of deposits for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to the continued development of the Bank’s deposit verticals, particularly bankruptcy trustee deposits, which are intended to fund loan growth.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2020 was $4.8 million, as compared to a credit of $2.0 million for the first quarter of 2019. The provision for loan losses for the first quarter of 2020 included an additional $3.1 million provision recorded for the economic impact of COVID-19. The remaining provision of $1.7 million was primarily a result of the growth in the Bank’s loan portfolio. The required provision for loan losses for the first quarter of 2019 was reduced due to recoveries of $4.3 million related primarily to the recovery of medallion loans charged off in 2017 and 2016.

Non-Interest Income

Non-interest income increased $1.9 million, or 79.2%, to $4.3 million in the first quarter of 2020, as compared to $2.4 million in the first quarter of 2019. This increase was due to increases of $364,000 in prepaid debit card income, $262,000 in service charges in deposit accounts, $349,000 in other service charges and fees and a $975,000 gain on sale of securities. The increase in debit card income reflects the growth in the debit card business. The increases in service charges on deposit accounts and other service charges and fees reflect the growth in deposits during 2020. The gain on securities sales was due to the sale of $20.0 million of U.S. Agency Securities.

Non-Interest Expense

Non-interest expense increased $6.8 million to $19.5 million for the first quarter of 2020 as compared to $12.7 million for the first quarter of 2019. Compensation and benefits increased $2.5 million to $10.0 million for the first quarter of 2020 as compared to $7.5 million for the first quarter of 2019. This increase was due primarily to an increase in the number of full-time employees to 170 for the first quarter of 2020, as compared to 153 for the first quarter of 2019.

For the first quarter of 2020, licensing fees related to certain corporate cash management deposit products amounted to $3.0 million as compared to $820,000 for the first quarter of 2019, an increase of $2.3 million. Corporate cash management deposits related to these licensing fees amounted to $995.3 million at March 31, 2020, as compared to $262.4 million at March 31, 2019, primarily due to an increase in bankruptcy deposit accounts. Licensing fees are presented in Technology Costs on the income statement

Bank premises and equipment increased $1.2 million to $2.5 million for the first quarter of 2020, as compared to $1.3 million for the first quarter of 2019, primarily due to the Company taking possession of new space, which is under renovation, at its headquarters in 99 Park Ave., New York, New York in August 2019. The additional rent amounted to $615,000 for the first quarter of 2020. In addition, the Bank accelerated the amortization of $575,000 of leasehold improvements related to the Bank’s current space at its headquarters in the first quarter of 2020.  The move to the new office space has been delayed by the shut-down of businesses due to COVID-19.  When renovations on the new space are complete and the Company vacates its existing space, likely to be in the second quarter of 2020, the Company will cease rent payments on the former space resulting in a reduction of rent expense of approximately $195,000 per quarter.

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

The following table presents a summary of the Bank’s commitments and contingent liabilities as of March 31, 2020 and December 31, 2019 (in thousands):

	At March 31, 2020		At December 31, 2019

	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Undrawn lines of credit	$15,695	$191,563	$17,204	$193,767
Letters of credit	45,259	—	47,743	—
	$60,954	$191,563	$64,947	$193,767

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

The Bank regularly reviews the need to adjust its investments in liquid assets based upon its assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At March 31, 2020 and December 31, 2019, cash and cash equivalents totaled $582.4 million and $390.7 million, respectively. Securities classified as available-for-sale and equity investments, which provide additional sources of liquidity, totaled $203.4 million at March 31, 2020 and $238.7 million at December 31, 2019. There were no securities pledged as collateral at March 31, 2020. At December 31, 2019, there were $126.2 million of securities available for sale pledged as collateral for certain deposits.

The Bank has no material commitments or demands that are likely to affect its liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, the Bank could access its borrowing capacity with the FHLB or obtain additional funds through brokered certificates of deposit.

At March 31, 2020, the Bank had $207.3 million in loan commitments in the form of unused lines of credit. It also had $45.3 million in standby letters of credit at March 31, 2020. At December 31, 2019, the Bank had $211.0 million in loan commitments outstanding and $47.7 million in standby letters of credit.

Time deposits due within one year of March 31, 2020 totaled $76.8 million, or 2.5% of total deposits. Total time deposits were $ 97.7 million or 3.2% of total deposits at March 31, 2020. Time deposits due within one year of December 31, 2019 totaled $96.8 million, or 3.5% of total deposits. Total time deposits were $110.4 million or 4.0% of total deposits at December 31, 2019.

The Bank’s primary investing activities are the origination, and to a lesser extent, purchase, of loans and the purchase of securities. For the first quarter of 2020, the Bank’s loan production was $152.6 million, as compared to $289.8 million for the first quarter of 2019.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. Total deposits increased $230.9 million, or 8.3%, to $3.02 billion at March 31, 2020, as compared to $2.79 billion at December 31, 2019. This was due to increases of $70.8 million in interest-bearing deposits to $1.77 billion at March 31, 2020, as compared to $1.70 billion at December 31, 2019, and of $160.1 million in non-interest-bearing deposits to $1.25 billion at March 31, 2020, as compared to $1.09 billion at December 31, 2019. There was no change in FHLB advances between December 31, 2019 and March 31, 2020.

Regulation

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At March 31, 2020 and December 31, 2019, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and the Bank review capital levels on a monthly basis.

	At March 31, 2020	At December 31, 2019	Minimum Ratio to be “Well Capitalized”	Minimum Ratio Required for Capital Adequacy Purposes

The Company:
Tier 1 leverage ratio	9.1%	9.4%	N/A	4.0%
Common equity tier 1	9.8%	10.1%	N/A	4.5%
Tier 1 risk-based capital ratio	10.7%	11.0%	N/A	8.0%
Total risk-based capital ratio	12.1%	12.5%	N/A	6.0%

The Bank
Tier 1 leverage ratio	9.8%	10.1%	5.0%	4.0%
Common equity tier 1	11.5%	11.8%	6.5%	4.5%
Tier 1 risk-based capital ratio	11.5%	11.8%	10.0%	8.0%
Total risk-based capital ratio	12.5%	12.7%	8.0%	6.0%

The banking regulatory agencies adopted a revised definition of “well capitalized” for financial institutions and holding companies with assets of less than $10 billion and that are not determined to be ineligible by their primary federal regulator due to their risk profile (a “Qualifying Community Bank”). The new definition expanded the ways that a Qualifying Community Bank may meet its capital requirements and be deemed “well capitalized.” The new rule establishes a community bank leverage ratio (“CBLR”) equal to the tangible equity capital divided by the average total consolidated assets. Regulators established the CBLR to be set at 9%, effective January 1, 2020.  The CARES Act temporarily reduced the CBLR to 8%.

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

At March 31, 2020, total commercial real estate loans were 407.5% of risk-based capital, as compared to 412.5% at December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General. The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The Board of Directors has oversight of the Bank’s asset and liability management function, which is managed by the Bank’s Asset/Liability Management Committee (“ALCO”). The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That group also reviews liquidity, capital, deposit mix, loan mix and investment positions.

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

Income At-Risk. The Bank analyzes its sensitivity to changes in interest rates through a net interest income simulation model. It estimates what net interest income would be for a one-year period based on current interest rates, and then calculates what the net interest income would be for the same period under different interest rate assumptions. For modeling purposes, the Bank reclassifies licensing fees on corporate cash management accounts from non-interest expense to interest expense since the fees are indexed to certain market interest rates. In the first quarter of 2020, the Bank entered into an interest rate cap derivative contract as part of its interest rate risk management strategy. The interest rate cap has a notional amount of $300 million and was designated as a cash flow hedge of certain deposits. The interest rate subject to the cap is 30-day LIBOR.

The following table shows the estimated impact on net interest income for the one-year period beginning March 31, 2020 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

Although the net interest income table below provides an indication of interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results. The following table indicates the sensitivity of projected annualized net interest income to the interest rate movements described above at March 31, 2020 (dollars in thousands):

At March 31, 2020
Change in Interest Rates (basis points)	Net Interest Income Year 1 Forecast	Year 1 Change from Forecast
400	$144,857	25.92%
300	134,861	17.23
200	124,848	8.53
100	116,670	1.42
—	115,037	—
(100)	116,197	1.01

Given the recent decreases in market interest rates, the Company did not model a 200 basis point decrease in interest rates at March 31, 2020.

The table above indicates that at March 31, 2020, in the event of a 200 basis points increase in interest rates, the Company would experience a 8.53% increase in net interest income. In the event of a 100 basis points decrease in interest rates, it would experience a 1.01% increase in net interest income.

Economic Value of Equity Analysis

The Bank analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates.

The table below represents an analysis of interest rate risk as measured by the estimated changes in economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +300 and +400 basis points and -100 basis points) at March 31, 2020 (dollars in thousands):

		Estimated Increase (Decrease) in		EVE as a Percentage of Fair
		EVE		Value of Assets (3)
Change in					Increase
Interest Rates					(Decrease)
(basis points) (1)	Estimated EVE (2)	Dollars	Percent	EVE Ratio (4)	(basis points)
+400	$330,591	$(25,303)	(7.11)%	9.78	(0.05)
+300	336,195	(19,699)	(5.54)	9.78	(0.05)
+200	339,872	(16,022)	(4.50)	9.73	(0.10)
+100	347,322	(8,572)	(2.41)	9.76	(0.07)
—	355,894	—	—	9.83	—
(100)	297,804	(58,090)	(16.32)	8.18	(1.65)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from the Company’s liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

Given the recent decreases in market interest rates, the Company did not model a 200 basis point decrease in interest rates at March 31, 2020.

The table above indicates that at March 31, 2020, in the event of a 100 basis points decrease in interest rates, the Company would experience a 1.65% decrease in its economic value of equity. In the event of a 200 basis points increase in interest rates, it would experience a decrease of 0.10% in economic value of equity.

The preceding simulation analysis do not represent a forecast of actual results and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary, prepayment/refinancing levels, the varying impact of interest rate changes on caps and floors embedded in adjustable-rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables will likely deviate from those assumed.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and the Chief Financial Officer, who is the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020 pursuant to Rule 13a‑15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2020. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various pending and threatened legal actions relating to the conduct of its normal business activities. In the opinion of management, as of March 31, 2020, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to the Company’s financial condition, results of operations, and liquidity.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission. Additional risks not presently known to the Company, or that are currently deemed immaterial, may also adversely affect business, financial condition or results of operations of the Company. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of it.

The economic impact of the COVID-19 outbreak could adversely affect the Company’s financial condition and results of operations.

The Novel Coronavirus (“COVID-19”) pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home.  This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment and the stock market, and in particular bank stocks, have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.  Finally, the spread of COVID-19 has caused the Bank to modify its business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  The Bank has substantially all employees working remotely and may take further actions that may be required by government authorities or that the Bank determines are in the best interests of its employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on the Bank. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Bank could be subject to any of the following risks, any of which could have a material, adverse effect on its business, financial condition, liquidity, and results of operations:

•	demand for the Bank’s products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•

due to recent legislation and government action limiting foreclosure of real property and reduced governmental capacity to effect business transactions and property transfers, the Bank may have more difficulty taking possession of collateral supporting its loans, which may negatively impact its ability to minimize losses, which could adversely impact its financial results;

•	access to collateral for existing loans and new loan production may be difficult as a result of Covid-19 making it difficult to obtain, on a timely basis, appraisals on the collateral;
•	the Bank’s allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect its net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to the Bank;
•

as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on the Bank’s assets may decline to a greater extent than the decline in its cost of interest-bearing liabilities, reducing its net interest margin and spread and reducing net income;

•

if legislation is enacted or governmental or regulatory action is enacted limiting the amount of ATM fees or surcharges that the Bank may receive or on the its ability to charge overdraft or other fees, it could adversely impact the Bank’s financial results;

•	the Bank’s cyber security risks are increased as the result of an increased use of the Bank’s online banking platform and an increase in the number of employees working remotely;
•	the Bank relies on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on it; and
•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Moreover, the Company’s future success and profitability substantially depends on the management skills of its executive officers and directors, many of whom have held officer and director positions with the Company for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm its ability to operate or execute its business strategy. The Company may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively the impact business, financial condition and results of operations and prospects of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Index of Exhibits that follows

Exhibit Index

3.1	Certificate of Incorporation of Metropolitan Bank Holding Corp, as amended (1)

3.2	Amended and Restated Bylaws of Metropolitan Bank Holding Corp. (2)
10.1	Amended and Restated Employment Agreement by and among Metropolitan Bank Holding Corp., Metropolitan Commercial Bank and Mark R. DeFazio (3)

31.1	Certification of the Principal Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a‑14(a).

31.2	Certification of the Principal Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a‑14(a).

32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Principal Executive Officer of the Corporation and the Principal Financial Officer of the Corporation.

101	INS XBRL Instance

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation

101	DEF XBRL Taxonomy Extension Definition

101	LAB XBRL Taxonomy Extension Label

101	PRE XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333 220805).
(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333 220805).
(3)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2020 (File No. 001-38282)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: May 5, 2020	By:	/s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: May 5, 2020	By:	/s/ Anthony J. Fabiano

Anthony J. Fabiano

Executive Vice President and Chief Financial Officer