Form 10-Q
period 2020-06-30
Metropolitan Bank Holding Corp.
filed 2020-08-05
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

YES ☐     NO ☒

There were 8,293,709 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 3, 2020.

METROPOLITAN BANK HOLDING CORP.

Form 10-Q

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2020 and “Item 1A. Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 filed with the SEC on May 5, 2020. In addition, these factors include but are not limited to:

●	increases in competitive pressure among financial institutions or from non-financial institutions;
●	changes in the interest rate environment may reduce interest margins or affect the value of the Bank’s investments;
●	changes in deposit flows, loan demand or real estate values may adversely affect the Bank’s business;
●	changes in accounting principles, policies or guidelines may cause the Company’s financial condition to be perceived differently;
●	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which the Bank does business, or conditions in the securities markets or the banking industry may be less favorable than currently anticipated;
●	declines in real estate values in Bank’s market area may adversely affect its loan production;
●	legislative or regulatory changes may adversely affect the Bank’s business;
●	applicable technological changes may be more difficult or expensive than anticipated;
●	success or consummation of new business initiatives may be more difficult or expensive than anticipated;
●	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies and non-performing assets and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	difficulties associated with achieving or predicting expected future financial results; and
●	the potential impact on the Bank’s operations and customers resulting from natural or man-made disasters, wars, acts of terrorism, cyber-attacks and pandemics such as the Novel Coronavirus (“COVID-19”), as discussed below.

Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on the Company’s business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated, the timing of an effective vaccine and when and how the economy may fully reopen. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company could be subject to any of the following risks, any of which could have a material, adverse effect on its business, financial condition, liquidity, and results of operations: the demand for the Bank’s products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; the Company’s allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect the Company’s net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to the Bank; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on the Company’s assets may decline to a greater extent than the decline in the Company’s  cost of interest-bearing liabilities, reducing its net interest margin and spread and reducing net income; if legislation is enacted or governmental or regulatory action is enacted limiting the amount of ATM fees or surcharges that Bank may receive or on its ability to charge overdraft or other fees, it could adversely impact the Company’s financial results; the Company’s cyber security risks are increased as the result of an increased use of the Bank’s online banking platform and an increase in the number of employees working remotely; and FDIC premiums may increase if the agency experiences additional resolution costs.

However, this is a period of great uncertainty. The impact of COVID-19 is likely to be felt over the next several quarters particularly as the term of loan modifications expire and borrowers return to a normal debt service schedule as well as the commencement of a repayment schedule for payments that were deferred. As such, significant adjustments to the ALLL may be required as the full impact of COVID-19 on the Bank’s borrowers becomes known.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2020	2019
Assets
Cash and due from banks	$9,529	$8,116
Overnight deposits	813,147	381,104
Total cash and cash equivalents	822,676	389,220
Investment securities available for sale, at fair value	189,359	234,942
Investment securities held to maturity (estimated fair value of $3,406 and $3,712 at June 30, 2020 and December 31, 2019 respectively)	3,319	3,722
Equity investment securities	2,301	2,224
Total securities	194,979	240,888
Other investments	15,731	21,437
Loans, net of deferred fees and unamortized costs	2,892,274	2,672,949
Allowance for loan losses	(32,505)	(26,272)
Net loans	2,859,769	2,646,677
Receivable from prepaid card programs, net	31,123	11,581
Accrued interest receivable	11,148	8,862
Premises and equipment, net	15,065	12,100
Prepaid expenses and other assets	10,217	17,074
Goodwill	9,733	9,733
Total assets	$3,970,441	$3,357,572
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$1,526,439	$1,090,479
Interest-bearing deposits	1,868,300	1,700,295
Total deposits	3,394,739	2,790,774
Federal Home Loan Bank of New York advances	104,000	144,000
Trust preferred securities	20,620	20,620
Subordinated debt, net of issuance cost	24,629	24,601
Secured borrowing	41,948	42,972
Accounts payable, accrued expenses and other liabilities	34,780	23,556
Accrued interest payable	1,199	1,229
Prepaid third-party debit cardholder balances	31,357	10,696
Total liabilities	$3,653,272	$3,058,448

Class B preferred stock, $0.01 par value, authorized 2,000,000 shares, 272,636 issued and outstanding at June 30, 2020 and December 31, 2019	$3	$3
Common stock, $0.01 par value, 25,000,000 shares authorized, 8,294,801 and 8,312,918 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	82	82
Additional paid in capital	217,643	216,468
Retained earnings	98,272	81,364
Accumulated other comprehensive gain, net of tax effect	1,169	1,207
Total stockholders’ equity	$317,169	$299,124
Total liabilities and stockholders’ equity	$3,970,441	$3,357,572

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest and dividend income:
Loans, including fees	$32,983	$28,019	$65,811	$53,069
Securities:
Taxable	636	373	2,008	606
Tax-exempt	—	4	—	11
Money market funds	4	41	34	75
Overnight deposits	374	2,111	1,967	3,520
Other interest and dividends	226	280	471	537
Total interest income	$34,223	$30,828	$70,291	$57,818
Interest expense:
Deposits	$2,915	$5,936	$8,682	$10,582
Borrowed funds	583	1,322	1,319	2,426
Trust preferred securities interest expense	159	228	349	485
Subordinated debt interest expense	405	405	809	810
Total interest expense	$4,062	$7,891	$11,159	$14,303

Net interest income	30,161	22,937	59,132	43,515
Provision (credit) for loan losses	1,766	1,950	6,556	(81)
Net interest income after provision for loan losses	$28,395	$20,987	$52,576	$43,596

Non-interest income:
Service charges on deposit accounts	$803	$908	$1,883	$1,727
Prepaid third-party debit card income	2,108	1,422	3,729	2,679
Other service charges and fees	411	313	1,036	591
Unrealized gain on equity securities	19	31	55	70
Gain on sale of securities	2,312	—	3,286	—
Total non-interest income	$5,653	$2,674	$9,989	$5,067

Non-interest expense:
Compensation and benefits	$10,058	$7,921	$20,017	$15,411
Bank premises and equipment	1,887	1,348	4,387	2,683
Professional fees	882	917	1,837	1,711
Licensing fees and technology costs	3,460	2,618	7,265	4,003
Other expenses	1,997	1,920	4,291	3,610
Total non-interest expense	$18,284	$14,724	$37,797	$27,418

Net income before income tax expense	15,764	8,937	24,768	21,245
Income tax expense	4,953	2,880	7,860	6,657
Net income	$10,811	$6,057	$16,908	$14,588

Earnings per common share:
Basic earnings	$1.30	$0.73	$2.04	$1.76
Diluted earnings	$1.28	$0.71	$2.00	$1.72

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net Income	$10,811	$6,057	$16,908	$14,588

Other comprehensive income:
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period	$(1,428)	$1,009	5,110	1,394
Reclassification adjustment for gain included in net income	(2,312)	—	(3,286)	—
Tax effect	1,179	(315)	(577)	(442)
Net of tax	$(2,561)	$694	$1,247	$952

Unrealized loss on cash flow hedges:
Unrealized holding loss arising during the period	$(817)	$—	(1,877)	—
Tax effect	258	—	592	—
Net of tax	$(559)	$—	(1,285)	—

Total other comprehensive income (loss)	$(3,120)	$694	$(38)	$952

Comprehensive Income	$7,691	$6,751	$16,870	$15,540

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For three months ended June 30, 2020 and 2019

(in thousands, except share data)

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Balance at April 1, 2020	272,636	$3	8,294,801	$82	$216,701	$87,461	$4,289	$308,536
Employee and non-employee stock-based compensation	—	—	—	—	942	—	—	942
Net income	—	—	—	—	—	10,811	—	10,811
Other comprehensive loss	—	—	—	—	—	—	(3,120)	(3,120)
Balance at June 30, 2020	272,636	$3	8,294,801	$82	$217,643	$98,272	$1,169	$317,169

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Balance at April 1, 2019	272,636	$3	8,320,816	$82	$214,088	$59,761	$(147)	$273,787
Employee and non-employee stock-based compensation	—	—	—	—	792	—	—	792
Net Income	—	—	—	—	—	6,057	—	6,057
Other comprehensive income	—	—	—	—	—	—	694	694
Balance at June 30, 2019	272,636	$3	8,320,816	$82	$214,880	$65,818	$547	$281,330

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For six months ended June 30, 2020 and 2019

(in thousands, except share data)

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	272,636	$3	8,312,918	$82	$216,468	$81,364	$1,207	$299,124
Restricted stock, net of forfeiture	—	—	(12,244)	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	—	—	1,754	—	—	1,754
Repurchase of shares for tax withholding for restricted stock vesting	—	—	(5,873)	—	(579)	—	—	(579)
Net income	—	—	—	—	—	16,908	—	16,908
Other comprehensive loss	—	—	—	—	—	—	(38)	(38)
Balance at June 30, 2020	272,636	$3	8,294,801	$82	$217,643	$98,272	$1,169	$317,169

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	272,636	$3	8,217,274	$82	$213,490	$51,415	$(473)	$264,517
ASU 2016-01 Accounting adjustment to opening retained earnings	—	—	—	—	—	(68)	68	—
ASU 2014-09 Accounting adjustment to opening retained earnings	—	—	—	—	—	(117)	—	(117)
Balance at January 1, 2019, as adjusted	272,636	3	8,217,274	82	213,490	51,230	(405)	264,400
Restricted stock, net of forfeiture	—	—	106,423	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	—	—	1,478	—	—	1,478
Repurchase of shares for tax withholding for restricted stock vesting	—	—	(2,881)	—	(88)	—	—	(88)
Net income	—	—	—	—	—	14,588	—	14,588
Other comprehensive income	—	—	—	—	—	—	952	952
Balance at June 30, 2019	272,636	$3	8,320,816	$82	$214,880	$65,818	$547	$281,330

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands, except share data)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$16,908	$14,588
Adjustments to reconcile net income to net cash:
Net depreciation amortization and accretion	1,969	928
Provision (credit) for loan losses	6,556	(81)
Net change in deferred loan fees	48	1,670
Income taxes	(4)	—
Gain on sale of available-for-sale securities	(3,286)	—
Employee and non-employee stock-based expense	1,754	1,478
Gain on sale of loans	(18)	—
Dividends earned on CRA fund	(23)	(25)
Unrealized gain/loss of equity securities	(55)	(70)
Net change in:
Accrued interest receivable	(2,286)	(2,288)
Accounts payable, accrued expenses and other liabilities	11,224	7,230
Prepaid third-party debit cardholder balances	20,661	8,030
Accrued interest payable	(30)	253
Receivable from prepaid card programs, net	(19,542)	(8,315)
Prepaid expenses and other assets	7,960	82
Net cash provided by operating activities	41,836	23,480

Cash flows from investing activities:
Loan originations, purchases and payments, net of recoveries	(229,646)	(468,173)
Proceeds from loans sold	9,968	—
Redemptions of other investments	6,800	6,955
Purchases of other investments	(1,094)	(7,640)
Purchases of securities available for sale	(94,180)	(78,196)
Proceeds from calls of securities available for sale	5,000	1,065
Proceeds from sales of securities available for sale	111,422	—
Proceeds from paydowns and maturities of securities available for sale	27,933	2,607
Proceeds from paydowns and maturities of securities held to maturity	388	395
Purchase of derivative contract	(2,980)	—
Purchase of premises and equipment, net	(4,353)	(532)
Net cash used in investing activities	(170,742)	(543,519)

Cash flows from financing activities:
Proceeds from FHLB advances	—	610,000
Repayments of FHLB advances	(40,000)	(605,000)
Redemption of common stock for tax withholdings for restricted stock vesting	(579)	(88)
Payments of secured borrowings	(1,024)	—
Net increase in deposits	603,965	715,568
Net cash provided by financing activities	562,362	720,480

Increase in cash and cash equivalents	433,456	200,441
Cash and cash equivalents at the beginning of the period	389,220	232,950
Cash and cash equivalents at the end of the period	$822,676	$433,391

Supplemental information:
Cash paid for:
Interest	$11,189	$14,050
Income Taxes	$3,500	$9,570
Non-cash item:
Pending settlement of purchases of securities available for sale	$—	$24,513

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Metropolitan Bank Holding Corp., a New York corporation (the “Company”), is a bank holding company whose principal activity is the ownership and management of Metropolitan Commercial Bank (the “Bank”), its wholly-owned subsidiary. The Bank’s primary market is the New York metropolitan area. The Bank offers a traditional range of services to individuals, businesses and others needing banking services. Its primary lending products are commercial and multifamily real estate loans and commercial and industrial loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from the cash flows from the operations of the business. The Bank’s primary deposit products are checking, savings, and term deposit accounts, and its deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amounts allowed by law.

The Company and the Bank are subject to the regulations of certain state and federal agencies and, accordingly, are periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s business is affected by state and federal legislation and regulations.

NOTE 2 – BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“GAAP”) and predominant practices within the U.S. banking industry. All intercompany balances and transactions have been eliminated. The Unaudited Consolidated Financial Statements, which include the accounts of the Company and the Bank, have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Unaudited Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. The accounting and reporting policies of the Company conform with U.S generally accepted accounting principles and predominant practices within the U.S. banking industry.

Certain prior-periods’ amounts have been reclassified to conform to current period’s presentation.

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or for any other period. Management believes that results of future periods are rendered particularly unpredictable due to the Novel Coronavirus (“COVID-19”).

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

The Company has evaluated goodwill for impairment resulting from COVID-19 and has concluded that no impairment existed at June 30, 2020. Management will continue to monitor if a triggering event requiring further goodwill impairment testing has occurred.

The Company could experience a material adverse effect on its business as a result of the impact of the COVID-19 pandemic, and the resulting governmental actions to curtail its spread. It is at least reasonably possible that information that was available at the date of the financial statements will change in the near term due to the COVID-19 pandemic and that the effect of the change would be material to the financial statements. Particularly susceptible to change would be the allowance for loan losses and interest income on loans. The extent to which the COVID-19 pandemic will impact Bank’s estimates and assumptions is highly uncertain at this time.

The unaudited consolidated financial statements presented in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes to audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”).

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

When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were in accumulated other comprehensive income are amortized into earnings over the same periods in which the hedged transactions will affect earnings. If the forecasted transaction is deemed probable to not occur, the derivative gain or loss reported in accumulated other comprehensive income is reclassified into current earnings.

NOTE 3 – SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

Pursuant to the Jumpstart Our Business Startups Act (“JOBS Act”), an Emerging Growth Company (“EGC”) is permitted to elect to adopt new accounting guidance using adoption dates of nonpublic entities. The Company elected delayed effective dates of recently issued accounting standards.

Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2016, the Financial Accounting Standards Board (“FASB”) deferred the effective date of the ASU by one year which resulted in ASU 2014-09 being effective for the Company beginning January 1, 2019. The Company adopted the new revenue guidance as of January 1, 2019, using the five-step model prescribed by the ASU and described above. Management evaluated the Company’s revenue streams and recorded an adjustment to opening retained earnings of $117,000 in accordance with the modified retrospective method allowed by the ASU.

In January 2016, the FASB issued ASU 2016-01, an amendment to Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The objectives of the ASU are to: (1) require equity investments to be measured at fair value, with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet, (4) require the use of the exit price notion when measuring the fair value of financial instruments, and (5) clarify the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Liabilities, an amendment to ASU 2016-01. The amendments clarify certain aspects of the guidance issued in ASU 2016-01. The Company adopted these ASUs on January 1, 2019. The Company evaluated the impact of ASU 2016-01 and 2018-03 and recorded $68,000, net of tax, as an adjustment to opening retained earnings and accumulated other comprehensive income in accordance with the modified retrospective method allowed by the ASU.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires companies that lease valuable assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. In October 2019, the FASB approved a delay for the implementation of the ASU for non-public business entities (“PBE”) and smaller reporting companies (“SRC”). Accordingly, for the Company, which is an EGC and an SRC, the ASU will be effective fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Under ASU 2016-02, the Company will recognize a right-of-use asset and a lease obligation liability on the consolidated balance sheet, which will increase the Company’s assets and liabilities. The Company is evaluating other potential impacts of ASU 2016-02 on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step in the goodwill impairment test, which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for the Company beginning January 1, 2021, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. Management expects that ASU 2017-04 will not have a material impact on its consolidated financial statements.

NOTE 4 - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available for sale and securities held to maturity at June 30, 2020 and December 31, 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At June 30, 2020	Cost	Gains	Losses	Fair Value
Debt securities available for sale:
Residential mortgage securities	$139,488	$2,695	$—	$142,183
Commercial mortgage securities	21,291	885	(2)	22,174
U.S. Government agency securities	25,000	2	—	25,002
Total securities available-for-sale	$185,779	$3,582	$(2)	$189,359

Held-to-maturity securities:
Residential mortgage securities	$3,319	$87	$—	$3,406
Total securities held-to-maturity	$3,319	$87	$—	$3,406

Equity investments:
CRA Mutual Fund	$2,282	$19	$—	$2,301
Total non-trading equity investment securities	$2,282	$19	$—	$2,301

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2019	Cost	Gains	Losses	Fair Value
Debt securities available for sale:
Residential mortgage securities	$175,902	$1,478	$(117)	$177,263
Commercial mortgage securities	32,284	206	(18)	32,472
U.S. Government agency securities	25,000	207	—	25,207
Total securities available for sale	$233,186	$1,891	$(135)	$234,942

Held-to-maturity securities:
Residential mortgage securities	3,722	9	(19)	3,712
Total securities held to maturity	$3,722	$9	$(19)	$3,712

Equity investments:
CRA Mutual Fund	2,258	—	(34)	2,224
Total non-trading equity investment securities	$2,258	$—	$(34)	$2,224

For the three months ended June 30, 2020, there were sales of $88.1 million, at amortized cost, of available-for-sale securities. There were sales and calls of $108.1 million and $5.0 million, at amortized cost, respectively, for the six months ended June 30, 2020 and calls of $1.1 million for the three and six months ended June 30, 2019. The proceeds from sales and calls of securities and associated gains for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Proceeds	$90,447	$1,065	$116,422	$1,065
Gross gains	$2,312	$—	$3,286	$—
Tax impact	$(729)	$—	$(1,036)	$—

Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately. The following tables summarize, by contractual maturity, the amortized cost and fair value of debt securities at June 30, 2020 and December 31, 2019 (in thousands):

	Held-to-Maturity		Available-for-Sale
At June 30, 2020	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
One to five years	—	—	—	—
Five to ten years	—	—	25,000	25,002
After ten years	—	—	—	—
Total	$—	$—	$25,000	$25,002

Residential mortgage securities	$3,319	$3,406	139,488	142,183
Commercial mortgage securities	—	—	21,291	22,174
Total Securities	$3,319	$3,406	$185,779	$189,359

	Held-to-Maturity		Available-for-Sale
At December 31, 2019	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
One to five years	—	—	—	—
Five to ten years	—	—	25,000	25,207
Due after ten years	—	—	—	—
Total	$—	$—	$25,000	$25,207

Residential mortgage securities	$3,722	$3,712	$175,902	$177,263
Commercial mortgage securities	—	—	32,284	32,472
Total Securities	$3,722	$3,712	$233,186	$234,942

There were no securities pledged as collateral at June 30, 2020. At December 31, 2019, there were $126.2 million of securities available for sale pledged as collateral for certain deposits.

At June 30, 2020 and December 31, 2019, all of the residential mortgage securities and commercial mortgage securities held by the Bank were issued by U.S. Government-sponsored entities and agencies.

Securities with unrealized/unrecognized losses at June 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized/unrecognized loss position, are as follows (in thousands):

	Less than 12 Months		12 months or more		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At June 30, 2020	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities available for sale:
Residential mortgage securities	$—	$—	$—	$—	$—	$—
Commercial mortgage securities	—	—	389	(2)	389	(2)
Total securities available for sale	$—	$—	$389	$(2)	$389	$(2)

Held-to-Maturity Securities:
Residential mortgage securities	$—	$—	$—	$—	$—	$—
Total securities held to maturity	$—	$—	$—	$—	$—	$—

Equity investments:
CRA Mutual Fund	$—	$—	$—	$—	$—	$—
Total equity investment securities	$—	$—	$—	$—	$—	$—

	Less than 12 Months		12 months or more		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2019	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities available for sale:
Residential mortgage securities	$22,850	$(52)	$6,728	$(65)	$29,578	$(117)
Commercial mortgage securities	9,911	(18)	—	—	9,911	(18)
Total securities available-for-sale	$32,761	$(70)	$6,728	$(65)	$39,489	$(135)

Held-to-Maturity Securities:
Residential mortgage securities	$—	$—	$1,470	$(19)	$1,470	$(19)
Total securities held to maturity	$—	$—	$1,470	$(19)	$1,470	$(19)

Equity investments:
CRA Mutual Fund	$—	$—	$2,224	$(34)	$2,224	$(34)
Total equity investment securities	$—	$—	$2,224	$(34)	$2,224	$(34)

The unrealized losses on securities are primarily due to the changes in market interest rates subsequent to purchase. The Bank did not consider these securities to be other-than-temporarily impaired at June 30, 2020 and December 31, 2019 since the decline in market value was attributable to changes in interest rates and not credit quality. In addition, the Bank does not intend to sell and does not believe that it is more likely than not that it will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no impairment loss was recognized during the six months ended June 30, 2020 or for the year ended December 31, 2019.

At June 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans, net of deferred costs and fees, consist of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Real estate
Commercial	$1,875,764	$1,668,236
Construction	59,378	30,827
Multifamily	393,342	375,611
One-to-four family	68,326	82,670
Total real estate loans	2,396,810	2,157,344

Commercial and industrial	444,265	448,619
Consumer	56,217	71,956
Total loans	2,897,292	2,677,919
Deferred fees	(5,018)	(4,970)
Loans, net of deferred fees and unamortized costs	2,892,274	2,672,949
Allowance for loan losses	(32,505)	(26,272)
Balance at the end of the period	$2,859,769	$2,646,677

The Bank has taken several steps to assess the financial impact of COVID-19 on its business, including contacting customers to determine how their business was being affected and analyzing the impact of the virus on the different industries that the Bank serves. As of June 30, 2020, total loans consisted primarily of commercial real estate loans (“CRE”), commercial and industrial loans (“C&I”) and multi-family mortgage loans. At June 30, 2020, the Bank’s loan portfolio includes loans to the following industries (dollars in thousands):

	June 30, 2020
	Balance	% of Total Loans

CRE (1)
Skilled Nursing Facilities	$538,705	18.6%
Multi-family	393,342	13.6%
Retail	218,133	7.5%
Mixed use	209,362	7.2%
Office	162,528	5.6%
Hospitality	158,379	5.5%
Construction	59,378	2.1%
Other	546,709	18.9%
Total CRE	$2,286,535	79.1%

C&I (2)
Healthcare	$107,486	3.7%
Skilled Nursing Facilities	110,906	3.8%
Finance & Insurance	100,538	3.5%
Wholesale	24,578	0.8%
Manufacturing	17,384	0.6%
Transportation	13,661	0.5%
Retail	4,200	0.1%
Recreation & Restaurants	1,843	0.1%
Other	42,309	1.5%
Total C&I	$422,905	14.6%

(1)	Commercial real estate, not including one-to-four family loans

(2)	Net of participations, premiums and overdraft adjustments

The largest concentration in the loan portfolio is to the healthcare industry amounting to $757.1 million or 26.1% of total loans and including $649.6 million in loans to skilled nursing facilities (“SNF”). As of the date of this Quarterly Report on Form 10-Q, the Bank has not noted any significant impact on SNF loans as a result of COVID-19 as the demand for nursing home beds remains strong and cash flows have not been significantly affected.

The portfolio segments in the tables below represent the categories that the Bank uses to determine its Allowance for Loan Losses (“ALLL”). As part of the determination of the ALLL, the Bank considered the effects of COVID-19 on macro-economic conditions such as sharply increasing unemployment rates and the shut-down of all non-essential businesses. The Bank also analyzed the impact of COVID-19 on its primary market, which is the New York metropolitan area, as well as the impact on the Bank’s market sectors and its specific clients.

In the first quarter of 2020, as part of its estimation of an adjustment to the ALLL due to COVID-19, the Bank identified those market sectors or industries that were more likely to be affected, such as hospitality, transportation and outpatient care centers. To determine the potential impact on the Bank’s customers, particularly in these industries, management primarily relied on the results of the Bank’s semi-annual stress tests. The scenarios used in these stress tests include significant revenue declines in a borrower’s business as well as reductions in its operating cash flows and the impact on its ability to repay its loans.  Using the stress test results, management estimated the probability of default and loss-given-default for the various loan categories at March 31, 2020 and assigned a weighting to each scenario. Based on this analysis, management estimated the potential impact of a stressed environment, such as the one resulting from COVID-19, and the adjustment to the ALLL as of March 31, 2020.  In addition to the stress tests, the Bank also established an additional qualitative loss factor solely related to the impact of COVID-19 and included that analysis in its ALLL calculations.  As a result of management’s assessment, the Bank recorded an additional unallocated loan loss provision of $3.1 million in the first quarter of 2020.

In the second quarter of 2020, the Bank engaged a third-party vendor to develop a COVID-19-specific ALLL qualitative adjustment framework, which addresses those credit risk factors presented by the pandemic that are not covered by the traditional allowance process. The qualitative adjustment framework was designed to be used as a supplement to the Bank’s existing ALLL process. The framework examines three factors: the relationship between historical net charge-offs and macroeconomic variables, the institution-level efficacy of stimulus relief funding and the Bank’s geographical exposure and the regional sensitivity to the economic shock based on criteria such as exposure to virus, demographics and trade disruption in the region. Using these three factors, the framework built a correlation between the COVID-19-specific ALLL loss rate for the Bank’s loan portfolio and the rate of unemployment, the geographical exposure of the Bank’s loans and the impact of stimulus relief. Based on management’s assessment, the Bank did not record an additional loan provision related to the impact of COVID-19.

Based on current economic conditions, particularly the unemployment rate, and the Bank’s ALLL methodology, the total provision for loan losses for the six months ended June 30, 2020 was $6.6 million, of which $3.1 million relates to the economic impact of COVID-19 and is allocated to the portfolio segments in the tables below. Included in the $3.1 million provision for loan losses was $544,000 related to one C&I loan, included in the Bank’s transportation segment, with a principal balance of $5.4 million. This loan became impaired due to COVID-19.

The largest concentration in the loan portfolio is to the healthcare industry amounting to $757.1 million or 26.1% of total loans and including $649.6 million in loans to skilled nursing facilities (“SNF”). As of the date of this Quarterly Report on Form 10-Q, the Bank has not noted any significant impact on SNF loans as a result of COVID-19 as the demand for nursing home beds remains strong and cash flows have not been significantly affected.

However, this is a period of great uncertainty and the impact of COVID-19 is likely to be felt over the next several quarters, particularly as the term of loan modifications expire and borrowers return to a normal debt service schedule as well as the commencement of a repayment schedule for payments that were deferred. As such, significant adjustments to the ALLL may be required as the full impact of COVID-19 on the Bank’s borrowers becomes known.

The following tables present the activity in the ALLL by segment for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Commercial	Commercial		Multi	One-to-four
Three months ended June 30, 2020	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$15,891	$8,213	$549	$2,518	$191	$506	$27,868
COVID-19 allowance allocation	1,478	1,280	71	190	12	25	3,056
Adjusted beginning balance	17,369	9,493	620	2,708	203	531	30,924
Provision/(credit) for loan losses	1,321	(204)	121	31	39	458	1,766
Loans charged-off	—	(159)	—	—	—	(33)	(192)
Recoveries	—	2	—	—	—	5	7
Total ending allowance balance	$18,690	$9,132	$741	$2,739	$242	$961	$32,505

	Commercial	Commercial		Multi	One-to-four
Three months ended June 30, 2019	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$10,885	$6,177	$647	$2,111	$308	$706	$20,834
Provision/(credit) for loan losses	2,121	(23)	(146)	138	(55)	(85)	1,950
Loans charged-off	—	(12)	—	—	—	(57)	(69)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$13,006	$6,142	$501	$2,249	$253	$564	$22,715

	Commercial	Commercial		Multi	One-to-four
Six months ended June 30, 2020	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$15,317	$7,070	$411	$2,453	$267	$754	$26,272
Provision/(credit) for loan losses (1)	3,373	2,174	330	286	(25)	418	6,556
Loans charged-off	—	(172)	—	—	—	(221)	(393)
Recoveries	—	60	—	—	—	10	70
Total ending allowance balance	$18,690	$9,132	$741	$2,739	$242	$961	$32,505

	Commercial	Commercial		Multi	One-to-four
Six months ended June 30, 2019	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$9,037	$6,257	$625	$2,047	$228	$748	$18,942
Provision/(credit) for loan losses	3,969	(4,099)	(124)	202	25	(54)	(81)
Loans charged-off	—	(286)	—	—	—	(130)	(416)
Recoveries	—	4,270	—	—	—	—	4,270
Total ending allowance balance	$13,006	$6,142	$501	$2,249	$253	$564	$22,715

(1)	Includes the provision for loan losses related to the impact of COVID-19

Net charge-offs were $185,000 and $69,000 for the three months ended June 30, 2020 and 2019, respectively. Net charge-offs were $323,000 for the six months ended June 30, 2020, as compared to net recoveries of $3.9 million for the six months ended June 30, 2019. Included in the net recoveries during the six months ended June 30, 2019 were $4.2 million in recoveries related to taxi medallion loans charged-off in 2016 and 2017.

The following tables present the balance in the ALLL and the recorded investment in loans by portfolio segment, including the impact of COVID-19, based on impairment method as of June 30, 2020 and December 31, 2019 (in thousands):

	Commercial	Commercial		Multi	One-to-four
At June 30, 2020	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$1,408	$—	$—	$58	$527	$1,993
Collectively evaluated for impairment	18,690	7,724	741	2,739	184	434	30,512
Total ending allowance balance	$18,690	$9,132	$741	$2,739	$242	$961	$32,505
Loans:
Individually evaluated for impairment	$363	$6,482	$—	$—	$1,016	$1,926	$9,787
Collectively evaluated for impairment	1,875,401	437,783	59,378	393,342	67,310	54,291	2,887,505
Total ending loan balance	$1,875,764	$444,265	$59,378	$393,342	$68,326	$56,217	$2,897,292

	Commercial	Commercial		Multi	One-to-four
At December 31, 2019	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$805	$—	$—	$64	$311	$1,180
Collectively evaluated for impairment	15,317	6,265	411	2,453	203	443	25,092
Total ending allowance balance	$15,317	$7,070	$411	$2,453	$267	$754	$26,272
Loans:
Individually evaluated for impairment	$367	$1,047	$—	$—	$3,384	$728	$5,526
Collectively evaluated for impairment	1,667,869	447,572	30,827	375,611	79,286	71,228	2,672,393
Total ending loan balance	$1,668,236	$448,619	$30,827	$375,611	$82,670	$71,956	$2,677,919

The following tables present loans individually evaluated for impairment recognized as of June 30, 2020 and December 31, 2019 (in thousands):

	Unpaid Principal		Allowance for Loan
At June 30, 2020	Balance	Recorded Investment	Losses Allocated
With an allowance recorded:
One-to-four family	$621	$492	$58
Consumer	1,926	1,926	527
Commercial & industrial	6,482	6,482	1,408
Total	$9,029	$8,900	$1,993

Without an allowance recorded:
One-to-four family	$672	$524	$—
Commercial real estate	363	363	—
Commercial & industrial	—	—	—
Total	$1,035	$887	$—

	Unpaid Principal		Allowance for Loan
At December 31, 2019	Balance	Recorded Investment	Losses Allocated
With an allowance recorded:
One-to-four family	$633	$503	$64
Consumer	731	728	311
Commercial & industrial	1,047	1,047	805
Total	$2,411	$2,278	$1,180

Without an allowance recorded:
One-to-four family	3,028	$2,881	$—
Commercial real estate	367	367	—
Total	$3,395	$3,248	$—

The recorded investment in loans excludes accrued interest receivable and loan origination fees.

The following tables present the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Average Recorded	Interest Income
Three months ended June 30, 2020	Investment	Recognized
With an allowance recorded:
One-to-four family	$494	$3
Consumer	1,147	27
Commercial & industrial	3,765	—
Total	$5,406	$30

Without an allowance recorded:
One-to-four family	$528	$—
Commercial real estate	363	—
Commercial & industrial	2,377	—
Total	$3,268	$—

	Average Recorded	Interest Income
Three months ended June 30, 2019	Investment	Recognized
With an allowance recorded:
One-to-four family	$521	$7
Consumer	91	2
Total	$612	$9

Without an allowance recorded:
One-to-four family	$1,732	$79
Commercial real estate	377	4
Total	$2,109	$83

	Average Recorded	Interest Income
Six months ended June 30, 2020	Investment	Recognized
With an allowance recorded:
One-to-four family	$497	$8
Consumer	1,008	31
Commercial & industrial	2,859	—
Total	$4,364	$39

Without an allowance recorded:
One-to-four family	$1,312	$10
Commercial real estate	364	4
Total	$1,676	$14

	Average Recorded	Interest Income
Six months ended June 30, 2019	Investment	Recognized
With an allowance recorded:
One-to-four family	$347	$10
Consumer	90	4
Total	$437	$14

Without an allowance recorded:
One-to-four family	$3,891	$90
Commercial real estate	379	8
Total	$4,270	$98

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

The following tables present the recorded investment in non-accrual loans and loans past due over 90 days and still accruing, by class of loans, as of June 30, 2020 and December 31, 2019 (in thousands):

At June 30, 2020	Non-accrual	Loans Past Due Over 90 Days Still Accruing
Commercial & industrial	$6,482	$54
Consumer	601	1,311
Total	$7,083	$1,365

At December 31, 2019	Non-accrual	Loans Past Due Over 90 Days Still Accruing
Commercial & industrial	$1,047	$408
One-to-four family	2,345	—
Consumer	693	—
Total	$4,085	$408

Interest income that would have been recorded for the three and six months ended June 30, 2020 and 2019 had non-accrual loans been current according to their original terms, was immaterial.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2020 and December 31, 2019 (in thousands):

			Greater
	30-59	60-89	than 90	Total past	Current
At June 30, 2020	Days	Days	days	due	loans	Total
Commercial real estate	$6,400	$—	$—	$6,400	$1,869,364	$1,875,764
Commercial & industrial	18	2	6,536	6,556	437,709	444,265
Construction	—	—	—	—	59,378	59,378
Multifamily	—	—	—	—	393,342	393,342
One-to-four family	—	—	—	—	68,326	68,326
Consumer	68	25	1,912	2,005	54,212	56,217
Total	$6,486	$27	$8,448	$14,961	$2,882,331	$2,897,292

			Greater
	30-59	60-89	than 90	Total past	Current
At December 31, 2019	Days	Days	days	due	loans	Total
Commercial real estate	$—	$—	$—	$—	$1,668,236	$1,668,236
Commercial & industrial	346	—	1,455	1,801	446,818	448,619
Construction	—	—	—	—	30,827	30,827
Multifamily	—	—	—	—	375,611	375,611
One-to-four family	—	—	—	—	82,670	82,670
Consumer	636	14	693	1,343	70,613	71,956
Total	$982	$14	$2,148	$3,144	$2,674,775	$2,677,919

Troubled Debt Restructurings:

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired. On March 22, 2020, the banking regulators and the FASB issued guidance to financial institutions who are working with borrowers affected by COVID-19 (“COVID-19 Guidance”). The COVID-19 Guidance indicated that regulatory agencies will not criticize institutions for working with borrowers and will not direct banks to automatically categorize all COVID-19 related loan modifications as TDRs. In addition, the COVID-19 Guidance noted that modification or deferral programs mandated by the federal or a state government related to COVID-19 would not be in the scope of Accounting Standards Codification Subtopic 310-40 – Receivables – Troubled Debt Restructurings by Creditors (“ASC 310-40”), such as a state program that requires all institutions within that state to suspend mortgage payments for a specified period.

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

All loans classified as TDRs as of June 30, 2020 were restructured prior to the introduction of the COVID-19 Guidance.  As of June 30, 2020, 300 loans amounting to $527.6 million were modified in accordance with the COVID-19 Guidance and the CARES Act. As of July 31, 2020, 116 loans totaling $91.0 million that were included in modified loans have returned to repayment status.

Included in impaired loans at June 30, 2020 and December 31, 2019 were $1.4 million of loans modified as TDRs. The Bank allocated specific reserves amounting to $65,000 and $81,000 for TDRs as of June 30, 2020 and December 31, 2019, respectively. There were no loans modified as a TDR during the three and six months ended June 30, 2020 or the year ended December 31, 2019. The Bank has not committed to lend additional amounts as of June 30, 2020 to customers with outstanding loans that are classified as TDRs. During the six months ended June 30, 2020 and June 30, 2019 there were no payment defaults on any loans previously identified as TDRs. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

The following tables present the recorded investment in TDRs by class of loans as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Troubled debt restructurings:
Real Estate:
Commercial real estate	$363	$367
One-to-four family	1,016	1,039
Consumer	14	35
Total troubled debt restructurings	$1,393	$1,441

All TDRs at June 30, 2020 and December 31, 2019 were performing in accordance with their restructured terms.

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

Loans not meeting the criteria above are considered to be pass-rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
At June 30, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$1,875,401	$363	$—	$—	$1,875,764
Commercial & industrial	437,729	—	5,489	1,047	444,265
Construction	59,378	—	—	—	59,378
Multifamily	393,342	—	—	—	393,342
Total	$2,765,850	$363	$5,489	$1,047	$2,772,749

		Special
At December 31, 2019	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$1,667,869	$367	$—	$—	$1,668,236
Commercial & industrial	446,612	—	960	1,047	448,619
Construction	30,827	—	—	—	30,827
Multi-family	375,611	—	—	—	375,611
Total	$2,520,919	$367	$960	$1,047	$2,523,293

NOTE 6 – EARNINGS PER SHARE

The computation of basic and diluted earnings per share is shown below (dollars in thousands, except share data):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Basic
Net income per consolidated statements of income	$10,811	$6,057	$16,908	$14,588
Less: Earnings allocated to participating securities	(95)	(107)	(164)	(243)
Net income available to common stockholders	$10,716	$5,950	$16,744	$14,345

Weighted average common shares outstanding including participating securities	8,294,801	8,320,036	8,299,503	8,310,071
Less: Weighted average participating securities	(73,053)	(146,549)	(80,650)	(138,711)
Weighted average common shares outstanding	8,221,748	8,173,487	8,218,853	8,171,360

Basic earnings per common share	$1.30	$0.73	$2.04	$1.76

Diluted
Net income allocated to common stockholders	$10,716	$5,950	$16,744	$14,345

Weighted average common shares outstanding for basic earnings per common share	8,221,748	8,173,487	8,218,853	8,171,360
Add: Dilutive effects of assumed exercise of stock options	74,597	126,491	108,905	121,022
Add: Dilutive effects of assumed vesting of performance based restricted stock units	63,105	36,086	63,756	28,484
Average shares and dilutive potential common shares	8,359,450	8,336,064	8,391,514	8,320,866

Dilutive earnings per common share	$1.28	$0.71	$2.00	$1.72

All stock options were considered in computing diluted earnings per common share for the three and six months ended June 30, 2020 and 2019. 52,197 restricted stock units were not considered in the calculation of diluted earnings per share as their inclusion would be anti-dilutive for the three and six months ended June 30, 2020.

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

A summary of the status of the Company’s stock options and the changes during the six months ended June 30, 2020 is presented below:

	Six Months Ended June 30, 2020
	Number of	Weighted Average
	Options	Exercise Price

Outstanding, beginning of period	231,000	$18.00
Granted	—	—
Exercised	—	—
Cancelled/forfeited	—	—
Outstanding, end of period	231,000	$18.00
Options vested and exercisable at end of period	231,000	$18.00

Weighted average remaining contractual life (years)		3.88

There was no unrecognized compensation cost related to stock options for the six months ended June 30, 2020 or the year ended December 31, 2019.

There was no compensation cost related to stock options for the six months ended June 30, 2020 and 2019.

The following table summarizes information about stock options outstanding at June 30, 2020:

	At June 30, 2020
Range of Average		Weighted Average	Weighted Average	Weighted Average
Exercise Prices	Number Outstanding at	Remaining Contractual Life	Exercise Price	Intrinsic Price per Share
$10 – 20	231,000	3.88	$18.00	$14.08
$21 – 30	—	—	$—	$—
$10 – 30	231,000	3.88	$18.00	$14.08

There were no stock options exercised during the six months ended June 30, 2020.

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

In the first quarter of 2020, 60,307 restricted stock units were issued to certain key personnel. These shares vest one-third each year for three years beginning December 15, 2020. No restricted stock units were granted in the second quarter of 2020.

Total compensation cost that has been charged against income for restricted stock grants was $484,000 and $334,000 for three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019 compensation cost that has been charged against income for restricted stock grants was $839,000 and $564,000, respectively. As of June 30, 2020, there was $3.1 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.17 years.

Additionally, on January 1, 2019, 38,900 restricted shares were granted to members of the Board of Directors in lieu of retainer fees for three years of service. These shares vest one-third each year for three years beginning on December 31, 2019. Total expense for these awards was $100,000 for the three months ended June 30, 2020 and 2019 and $200,000 for six months ended June 30, 2020 and 2019. As of June 30, 2020, there was $600,000 of unrecognized expense related to these grants. The cost is expected to be recognized over a weighted-average period of 1.50 years.

The following table summarizes the changes in the Company’s restricted stock grants for the six months ended June 30, 2020:

	Six Months Ended June 30, 2020
		Weighted Average
	Number of Shares	Grant Date Fair Value

Outstanding, beginning of period	104,838	$29.86
Granted	60,307	45.29
Forfeited	(20,354)	35.87
Vested	(19,541)	19.39
Outstanding at end of period	125,250	$37.95

The total fair value of shares vested was $744,000 during the six months ended June 30, 2020.

Performance Based Stock Awards

During the first quarter of 2018, the Company established a long-term incentive award program under the 2009 Plan. For each award, Performance Restricted Share Units (“PRSUs”) are eligible to be earned over a three-year performance period based on personal performance and the Company’s relative performance, in each case as compared to certain measurement goals that were established at the onset of the performance period. These awards were accounted for in accordance with guidance prescribed in ASC Topic 718, Compensation – Stock Compensation. 90,000 PRSUs were awarded under the program. The earned units will be granted at the end of the three-year performance period.

The following table summarizes the changes in the Company’s non-vested PRSU awards for the six months ended June 30, 2020:

June 30, 2020

Weighted average service inception date fair value of award shares	$4,064,295
Minimum aggregate share payout	12,000
Maximum aggregate share payout	90,000
Likely aggregate share payout	90,000

Total compensation cost that has been charged against income for this plan was $358,000 for the three months ended June 30, 2020 and 2019 and $715,000 for six months ended June 30, 2020 and 2019.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at June 30, 2020 and December 31,

2019. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain impaired loans and goodwill. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Assets and Liabilities Measured on a Recurring Basis

Assets measured on a recurring basis are limited to the Bank’s available-for-sale securities (“AFS”) portfolio, equity investments and an interest rate cap derivative contract. The AFS portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Equity investments are carried at estimated fair value with changes in fair value reported as unrealized gain/(loss) on the statement of operations. The interest rate cap derivative contract is carried at estimated fair value with changes in fair value reported as accumulated other comprehensive income or loss in shareholders’ equity. The fair values for substantially all of these assets are obtained monthly from an independent nationally recognized pricing service. On a quarterly basis, the Bank assesses the reasonableness of the fair values obtained for the AFS portfolio by reference to a second independent nationally recognized pricing service. Based on the nature of these securities, the Bank’s independent pricing service provides prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in the Bank’s portfolio. Various modeling techniques are used to determine pricing for the Bank’s mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, the Bank obtains the models, inputs and assumptions utilized by its pricing service and reviews them for reasonableness.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At June 30, 2020
Residential mortgage securities	$142,183	$—	$142,183	$—
Commercial mortgage securities	22,174	—	22,174	—
U.S. Government agency securities	25,002		25,002
CRA Mutual Fund	2,301	2,301	—	—
Interest rate cap derivative	989	—	989	—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2019
Residential mortgage securities	$177,263	$—	$177,263	$—
Commercial mortgage securities	32,472	—	32,472	—
U.S. Government agency securities	25,207	—	25,207	—
CRA Mutual Fund	2,224	2,224	—	—

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2020 and 2019.

There were no material assets measured at fair value on a non-recurring basis at June 30, 2020 and December 31, 2019.

The Bank has engaged an independent pricing service provider to provide the fair values of its financial assets and liabilities measured at amortized cost. This provider follows FASB’s exit pricing guidelines, as required by

ASU 2016-01, when calculating the fair market value.

Carrying amount and estimated fair values of financial instruments at June 30, 2020 and December 31, 2019 were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At June 30, 2020	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$9,529	$9,529	$—	$—	$9,529
Overnight deposits	813,147	813,147	—	—	813,147
Securities available for sale	189,359	—	189,359	—	189,359
Securities held to maturity	3,319	—	3,406	—	3,406
Equity investments	2,301	2,301	—	—	2,301
Loans, net	2,859,769	—	—	2,858,854	2,858,854
Other investments
FRB Stock	7,335	N/A	N/A	N/A	N/A
FHLB Stock	7,398	N/A	N/A	N/A	N/A
Disability Fund	500	—	500	—	500
Time deposits at banks	498	498	—	—	498
Interest rate cap derivative	989	—	989	—	989
Accrued interest receivable	11,148	—	375	10,773	11,148

Financial liabilities:
Non-interest-bearing demand deposits	$1,526,439	$1,526,439	$—	$—	$1,526,439
Money market and savings deposits	1,769,419	1,769,419	—	—	1,769,419
Time deposits	98,881	—	100,209	—	100,209
Federal Home Loan Bank of New York advances	104,000	—	104,384	—	104,384
Trust preferred securities payable	20,620	—	—	20,082	20,082
Subordinated debt, net of issuance cost	24,629	—	25,000	—	25,000
Accrued interest payable	1,199	6	1,029	164	1,199

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2019	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$8,116	$8,116	$—	$—	$8,116
Overnight deposits	381,104	381,104	—	—	381,104
Securities available for sale	234,942	—	234,942	—	234,942
Securities held to maturity	3,722	—	3,712	—	3,712
Equity investments	2,224	2,224	—	—	2,224
Loans, net	2,646,677	—	—	2,609,233	2,609,233
Other investments
FRB Stock	7,317	N/A	N/A	N/A	N/A
FHLB Stock	8,122	N/A	N/A	N/A	N/A
SBA Loan Fund	5,000	N/A	N/A	N/A	N/A
Disability Fund	500	—	500	—	500
Time deposits at banks	498	498	—	—	498
Accrued interest receivable	8,862	—	544	8,318	8,862

Financial liabilities:
Non-interest-bearing demand deposits	$1,090,479	$1,090,479	$—	$—	$1,090,479
Money market and savings deposits	1,589,920	1,589,920	—	—	1,589,920
Time deposits	110,375	—	110,800	—	110,800
Federal Home Loan Bank of New York advances	144,000	—	144,229	—	144,229
Trust preferred securities payable	20,620	—	—	20,011	20,011
Subordinated debt, net of issuance cost	24,601	—	25,375	—	25,375
Accrued interest payable	1,229	14	1,009	206	1,229

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Income, net of tax, for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Beginning balance	$4,289	$(147)	$1,207	$(473)
Cumulative effect of adopting new accounting standard ASU 2016-01, net of taxes	—	—	—	68
Balance net of cumulative effect of adopting ASU 2016-01	$4,289	$(147)	$1,207	$(405)

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale
Unrealized holding gain (loss) arising during the period	$(1,428)	$1,009	$5,110	$1,394
Reclassification adjustment for gain included in net income	(2,312)	—	(3,286)	—
Tax effect	1,179	(315)	(577)	(442)
Net of tax	$(2,561)	$694	$1,247	$952

Unrealized loss on cash flow hedges
Unrealized holding loss arising during the period	$(817)	$—	$(1,877)	$—
Tax effect	258	—	592	—
Net of tax	$(559)	$—	$(1,285)	$—

Net current period other comprehensive income (loss)	$(3,120)	$694	$(38)	$952

Ending balance	$1,169	$547	$1,169	$547

There were no amounts related to the gain on the sale of securities that were reclassed out of accumulated other comprehensive income during the three and six months ended June 30, 2019. The following table shows the amounts reclassified out of each component of accumulated other comprehensive income for the gain on the sale of securities during the three and six months ended June 30, 2020 (in thousands):

	Three months ended June 30, 2020	Six months ended June 30, 2020	Affected line item in the Consolidated Statements of Operations
Amounts reclassified from accumulated other comprehensive income	$2,312	$3,286	Gain on sale of securities
Income tax expense	(729)	(1,036)	Income tax expense
Total reclassifications, net of income tax	$1,583	$2,250

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

The following off-balance-sheet financial instruments, whose contract amounts represent credit risk, are outstanding at June 30, 2020 and December 31, 2019 (in thousands):

	At June 30, 2020		At December 31, 2019
		Variable		Variable
	Fixed Rate	Rate	Fixed Rate	Rate
Undrawn lines of credit	$19,303	$246,805	$17,204	$193,767
Letters of credit	40,124	—	47,743	—
Total	$59,427	$246,805	$64,947	$193,767

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within two years. At June 30, 2020, the Bank’s fixed rate loan commitments had interest rates ranging from 3.0% to 5.6% and the Bank’s variable rate loan commitments had interest rates ranging from 2.0% to 11.3%, with a maturity of one year or more. At December 31, 2019, the Bank’s fixed rate loan commitments had interest rates ranging from 3.0% to 5.6% and the Bank’s variable rate loan commitments had interest rates ranging from 3.5% to 9.8%, with a maturity of one year or more. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Bank or other financial institutions and securities.

The Bank’s stand-by letters of credit amounted to $40.1 million and $47.7 million as of June 30, 2020 and December 31, 2019, respectively. The Bank’s stand-by letters of credit are collateralized by interest-bearing accounts of $26.8 million and $29.8 million as of June 30, 2020 and December 31, 2019, respectively. The stand-by letters of credit mature within one year.

NOTE 11 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, as of January 1, 2019. All of the Company’s revenue from contracts with customers that are in the scope of the accounting guidance are recognized in non-interest income. The following table presents the Company’s sources of non-interest income, within the scope of the ASU, for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Service charges on deposit accounts	$803	$908	$1,883	$1,727
Prepaid third-party debit card income	2,108	1,422	3,729	2,679
Other service charges and fees	411	313	1,036	591
Total	$3,322	$2,643	$6,648	$4,997

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

The interest rate cap had a notional amount of $300.0 million as of June 30, 2020 and was designated as a cash flow hedge of certain deposit liabilities of the Bank. The hedge was determined to be effective during the three and six months ended June 30, 2020. The Company expects the hedge to remain effective during the remaining term of the contract.

The following table reflects the derivatives recorded on the balance sheet at June 30, 2020 (in thousands):

At June 30, 2020	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate caps related to customer deposits	$300,000	$989
Total included in Other Assets	$300,000	$989

The effect of cash flow hedge accounting on accumulated other comprehensive income at June 30, 2020 is as follows (in thousands):

At June 30, 2020	Amount of Loss Recognized in OCI, net of tax		Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income

Interest rate caps related to customer deposits	$(1,285)	$	N/A	$—

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

Recent Events

In April 2019, the Company executed a lease agreement to expand the space occupied at its headquarters at 99 Park Ave., New York, New York. The Company took possession of the new space during the third quarter of 2019 and commenced renovations, which continued through the second quarter of 2020. When the Company took possession of the new space, rent expense increased by $615,000 a quarter, representing the rent expense on the new space. The renovations on the new space are substantially complete and the Company vacated its existing space in July 2020. As a result, beginning in August 2020, the Company will cease rent payments on the former space resulting in a reduction of rent expense of approximately $195,000 per quarter.

The Novel Coronavirus

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home beginning in April 2020. While many regions in the United States have started to reopen in phases, this process has been protracted, especially in New York City, the Company’s primary market area. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment and the stock market, and in particular bank stocks, have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed legislation that provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.  Finally, the spread of COVID-19 has caused the Bank to modify its business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  The Bank has most of its employees working remotely and may take further actions that may be required by government authorities or that the Bank determines are in the best interests of its employees, customers and business partners. See “Item 1A. Risk Factors” in this Report for further discussion on the risks to the Bank due to COVID-19.

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

Allowance for Loan Losses

The ALLL has been determined in accordance with U.S. generally accepted accounting principles, under which the Bank is required to maintain an adequate ALLL at June 30, 2020. The Bank is responsible for the timely and periodic determination of the amount of the allowance required. Management believes that the ALLL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in the Bank’s portfolio for which certain losses are probable but not specifically identifiable.

Although management evaluates available information to determine the adequacy of the ALLL, the level of allowance is an estimate which is subject to significant judgment and short-term change. Because of uncertainties associated with local economic, operating, regulatory, COVID-19 and other conditions, collateral values and future cash flows of the loan portfolio, it is reasonably possible that a material change could occur in the ALLL in the near term. The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, the Company may ultimately incur losses that vary from management’s current estimates. Adjustments to the ALLL will be reported in the period such adjustments become known or can be reasonably estimated. All loan losses are charged to the ALLL when the loss actually occurs or when the collectability of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Impact of COVID-19 on the Bank

Operational Readiness

The Company identified the potential threat of COVID-19 in February 2020, activated its Pandemic Plan in March 2020, and had a fully remote workforce for its corporate office by early April 2020 as COVID-19 began to affect New York City, the Bank’s primary market. The activation of the established Pandemic Plan allowed the Bank to react in a disciplined manner to a rapidly changing situation.

On July 6, 2020, the Bank implemented its Return to Work Plan, which allowed for up to 50% of employees to return to work on a voluntary basis.  The Bank is monitoring conditions in New York City and the surrounding areas and will revise the Return-to-Work Plan as necessary.  The Bank requires certain health protocols to be followed by all employees including, but not limited to, daily temperature checks prior to entering the common workspace, daily health certifications by employees, office cleaning measures, social distancing practices and the use of face coverings in all common areas.

The Bank’s actions ensured, and continue to ensure, the Bank’s uninterrupted operational effectiveness, while safeguarding the health and safety of its customers and employees. The Pandemic Plan and Return to Work Plan incorporate guidance from the regulatory and health communities, defined by the Bank’s Business Continuity Response Team and the actions to be taken from the business lines up through the Board of Directors. The Bank’s branch network continues to serve the local community and its online platforms facilitate alternate methods for its customers to meet their financial needs. While COVID-19 has resulted in widespread disruption to the lives and businesses of the Bank’s customers and employees, the Bank’s Pandemic Plan has enabled the Bank to remain focused on assisting customers and ensuring that the Bank remains fully operational.

Financial Impact

Loan Portfolio and Modifications

The Bank has taken several steps to assess the financial impact of COVID-19 on its business, including contacting customers to determine how their business was being affected and analyzing the impact of the virus on the different industries that the Bank serves.

Loan Portfolio.  As of June 30, 2020, total loans consisted primarily of commercial real estate loans (“CRE”), commercial and industrial loans (“C&I”) and multi-family mortgage loans. At June 30, 2020, the Bank’s loan portfolio includes loans to the following industries (dollars in thousands):

	June 30, 2020
	Balance	% of Total Loans

CRE (1)
Skilled Nursing Facilities	$538,705	18.6%
Multi-family	393,342	13.6%
Retail	218,133	7.5%
Mixed use	209,362	7.2%
Office	162,528	5.6%
Hospitality	158,379	5.5%
Construction	59,378	2.1%
Other	546,709	18.9%
Total CRE	$2,286,535	79.1%

C&I (2)
Healthcare	$107,486	3.7%
Skilled Nursing Facilities	110,906	3.8%
Finance & Insurance	100,538	3.5%
Wholesale	24,578	0.8%
Manufacturing	17,384	0.6%
Transportation	13,661	0.5%
Retail	4,200	0.1%
Recreation & Restaurants	1,843	0.1%
Other	42,309	1.5%
Total C&I	$422,905	14.6%

(1)	Commercial real estate, not including one-to-four family loans
(2)	Net of participations, premiums and overdraft adjustments

The largest concentration in the loan portfolio is to the healthcare industry amounting to $757.1 million or 26.1% of total loans and including $649.6 million in loans to skilled nursing facilities (“SNF”). As of the date of this Quarterly Report on Form 10-Q, the Bank has not noted any significant impact on SNF loans as a result of COVID-19 as the demand for nursing home beds remains strong and cash flows have not been significantly affected.

Loan Modifications: The Bank has been working with customers to address their needs during this pandemic. Loan customers have requested various forms of relief during this period of financial stress, including payment deferrals, interest rate reductions and extensions of maturity dates. On March 22, 2020, the banking regulators and the FASB issued guidance to financial institutions who are working with borrowers affected by COVID-19 (“COVID-19 Guidance”). The COVID-19 Guidance indicated that regulatory agencies will not criticize institutions for working with borrowers and will not direct banks to automatically categorize all COVID-19 related loan modifications as TDRs. In addition, the COVID-19 Guidance noted that modification or deferral programs mandated by the federal or a state government related to COVID-19 would not be in the scope of Accounting Standards Codification Subtopic 310-40 – Receivables – Troubled Debt Restructurings by Creditors (“ASC 310-40”), such as a state program that requires all institutions within that state to suspend mortgage payments for a specified period.

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

The following is a summary of loan modifications requested and in process as of June 30, 2020 (dollars in thousands):

	CRE		C&I		1-4 Family		Consumer		Total
Type of Modification	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans

Defer monthly principal payments (1)	$199,784	44	$5,536	20	$—	—	$—	—	$205,320	64
Reduce monthly principal payments (2)	—	—	3,829	1	—	—	—	—	3,829	1
Full payment deferral (3)	179,803	23	43,932	113	8,670	23	5,356	63	237,761	222
Allow the use of reserve accounts	29,500	3	1,400	1	—	—	—	—	30,900	4
Cease escrowing for tax payments	4,000	1	—	—	—	—	—	—	4,000	1
Interest rate reduction (4)	41,636	7	4,132	1	—	—	—	—	45,768	8
	$454,723	78	$58,829	136	$8,670	23	$5,356	63	$527,578	300

(1)	Waived principal payments for 2 to 9 months.
(2)	Reduced monthly principal payments for 3 months.
(3)	Deferred principal and interest payments or interest-only payments for 3 to 6 months. Deferred payments will be repaid during 2021.
(4)	Rate reduced by approximately 100 basis points.

As of July 31, 2020, 116 loans totaling $91.0 million that were included in modified loans have returned to repayment status.

The following is a summary by industry of loan modifications requested and in process as of June 30, 2020 (dollars in thousands):

	June 30, 2020
	Defer monthly principal payments	Reduce monthly principal payments	Full payment deferral	Allow the use of reserve accounts	Cease escrowing for tax payments	Interest rate reduction	Total
CRE:
Retail
Balance	$33,551	$—	$41,411	$12,000	$—	$5,168	$92,130
Number of loans	10	—	5	1	—	1	17
Hospitality
Balance	$13,374	$—	$70,424	$5,000	$—	$20,821	$109,619
Number of loans	2	—	6	1	—	1	10
Office
Balance	$25,537	$—	$18,000	$—	$—	$—	$43,537
Number of loans	4	—	1	—	—	—	5
Mixed-Use
Balance	$18,286	$—	$34,872	$—	$4,000	$11,900	$69,058
Number of loans	7	—	5	—	1	2	15
Multifamily
Balance	$87,154	$—	$—	$12,500	$—	$—	$99,654
Number of loans	16	—	—	1	—	—	17
Warehouse
Balance	$21,026	$—	$—	$—	$—	$—	$21,026
Number of loans	4	—	—	—	—	—	4
Other
Balance	$856	$—	$15,096	$—	$—	$3,747	$19,699
Number of loans	1	—	6	—	—	3	10
Total
Balance	$199,784	$—	$179,803	$29,500	$4,000	$41,636	$454,723
Number of loans	44	—	23	3	1	7	78

C&I:
Leases
Balance	$5,536	$—	$—	$—	$—	$—	$5,536
Number of loans	20	—	—	—	—	—	20
Business
Balance	$—	$—	$345	$—	$—	$4,132	$4,477
Number of loans	—	—	1	—	—	1	2
Healthcare
Balance	$—	$3,829	$—	$—	$—	$—	$3,829
Number of loans	—	1	—	—	—	—	1
Real Estate secured
Balance	$—	$—	$35,763	$—	$—	$—	$35,763
Number of loans	—	—	11	—	—	—	11
Other
Balance	$—	$—	$7,824	$1,400	$—	$—	$9,224
Number of loans	—	—	101	1	—	—	102
Total
Balance	$5,536	$3,829	$43,932	$1,400	$—	$4,132	$58,829
Number of loans	20	1	113	1	—	1	136

Consumer:
Student Loans
Balance	$—	$—	$5,356	$—	$—	$—	$5,356
Number of loans	—	—	63	—	—	—	63

The following is a summary of the weighted average loan-to-value ratio (“LTV”) for CRE and C&I owner-occupied loan modifications requested and in process as of June 30, 2020 (dollars in thousands):

	June 30, 2020
Industry	Total Modifications	Weighted Average LTV

CRE:
Retail	$92,130	47.8%
Hospitality	109,619	55.7%
Office	43,537	41.6%
Mixed-Use	69,058	48.6%
Multifamily	99,654	36.6%
Warehouse	21,026	37.3%
Other	19,699	65.8%
Total CRE	$454,723	47.1%
C&I Owner-Occupied:
Real Estate Secured	$35,763	65.4%
1-4 Family
Residential Real Estate	$8,670	61.5%

Total	$499,156	48.7%

Allowance for Loan Losses:  The Bank continues to assess the impact of the pandemic on its financial condition, including the determination of the allowance for loan losses.  As part of that assessment, the Bank considered the effects of the response to COVID-19 on macro-economic conditions such as sharply increasing unemployment rates and the shut-down of all non-essential businesses.  The Bank also analyzed the impact of COVID-19 on its primary market, which is the New York metropolitan area, as well as the impact on the Bank’s market sectors and its specific clients.

In the first quarter of 2020, as part of the estimation of an adjustment to the ALLL due to COVID-19, management primarily relied on the results of the Bank’s semi-annual stress tests. The scenarios used in these stress tests include significant revenue declines in a borrower’s business as well as reductions in its operating cash flows and the impact on their ability to repay its loans.  Using the stress test results, management estimated the probability of default and loss-given-default for the various loan categories at March 31, 2020 and assigned a weighting to each scenario of significant revenue decline.  Based on this analysis, management estimated the potential impact of a stressed environment, such as the one resulting from COVID-19, and the adjustment to the ALLL as of March 31, 2020.  In addition to the stress tests, the Bank also established an additional qualitative loss factor solely related to the impact of COVID-19 and included that analysis in its ALLL calculations.  As a result of management’s assessment, the Bank recorded an additional loan loss provision of $3.1 million in the first quarter of 2020.

In the second quarter of 2020, the Bank engaged a third-party vendor to develop a COVID-19-specific ALLL qualitative adjustment framework, which addresses those credit risk factors presented by the pandemic that are not covered by the traditional allowance process. The qualitative adjustment framework was designed to be used as a supplement to the Bank’s existing ALLL process. The framework examines three factors: the relationship between historical net charge-offs and macroeconomic variables, the institution-level efficacy of stimulus relief funding and the Bank’s geographical exposure and the regional sensitivity to the economic shock based on criteria such as exposure to virus, demographics and trade disruption in the region. Using these three factors, the framework built a correlation between the COVID-19-specific ALLL loss rate for the Bank’s loan portfolio and the rate of unemployment, the geographical exposure of the Bank’s loans and the impact of stimulus relief.  Based on management’s assessment, the Bank did not record an additional loan provision related to the impact of COVID-19.

Based on current economic conditions, particularly the unemployment rate, and our ALLL methodology, the total provision for loan losses for the six months ended June 30, 2020 was $6.6 million, of which $3.1 million relates to the economic impact of COVID-19. Included in the $3.1 million provision for loan losses was $544,000 related to one C&I loan, included in the Bank’s transportation segment, with a principal balance of $5.4 million. This loan became impaired due to COVID-19.

However, this is a period of great uncertainty. The impact of COVID-19 is likely to be felt over the next several quarters particularly as the term of loan modifications expire and borrowers return to a normal debt service schedule as well as the commencement of a repayment schedule for payments that were deferred. As such, significant adjustments to the ALLL may be required as the full impact of COVID-19 on the Bank’s borrowers becomes known.

Goodwill

The Company has evaluated goodwill for impairment resulting from COVID-19 and has concluded that no impairment existed at June 30, 2020. Management will continue to monitor if a triggering event requiring further goodwill impairment testing has occurred.

Liquidity

During periods of economic stress, such as during the COVID-19 pandemic, the Bank closely monitors deposit trends and the Bank’s liquidity position. At June 30, 2020, deposits totaled $3.39 billion, an increase of $604.0 million from December 31, 2019. At June 30, 2020, total cash and cash equivalents amounted to $822.7 million, or 20.7% of total assets, and securities available for sale amounted to $189.4 million, or 4.8% of total assets. In addition, the Bank has available borrowing capacity of $352.1 million from the Federal Home Loan Bank of New York and an available line of credit of $107.7 million with the Federal Reserve Bank of New York. The Bank believes it has ample liquidity to address the COVID-19 uncertainties and remains vigilant in assessing its potential liquidity needs during this period.

Capital

At June 30, 2020, the Company and the Bank were considered well-capitalized. See regulatory ratios under the “Regulation” section herein.

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Summary

The Company had total assets of $3.97 billion at June 30, 2020, as compared to $3.36 billion at December 31, 2019. Loans, net of deferred fees and unamortized costs, increased by $219.3 million, or 8.2%, to $2.89 billion at June 30, 2020, as compared to $2.67 billion at December 31, 2019. This increase included net increases of $253.8 million in CRE loans, partially offset by paydowns and amortization of $14.3 million in 1-4 Family loans, $4.4 million of C&I loans and $15.7 million in Consumer loans. The net increases in CRE loans were due to normal loan production as opportunities to originate loans continue to be available to the Bank.

Total cash and cash equivalents increased $433.5 million, or 111.4%, to $822.7 million at June 30, 2020, as compared to $389.2 million at December 31, 2019. The increases in cash and cash equivalents reflect the strong growth in deposits of $604.0 million that exceeded growth in loans of $219.3 million. Total securities, primarily those classified as AFS, decreased by $45.9 million, or 19.1%, to $195.0 million at June 30, 2020, as compared to $240.9 million at December 31, 2019. AFS securities decreased primarily due to sales of $108.1 million at amortized cost, calls of $5.0 million and paydowns of $27.9 million, partially offset by purchases of $94.2 million. The available-for-sale securities were sold to realize gains as market rates decreased and prepayment speeds were anticipated to increase.

Receivables from prepaid card programs increased $19.5 million to $31.1 million at June 30, 2020 as compared to $11.6 million at December 31, 2019.  These receivables represent amounts due from debit card program managers for funds that have been loaded onto customers’ debit cards in advance of the Bank’s receipt of such funds.  A corresponding liability is established for the amount of such funds.  Prepaid third-party debit cardholder balances amounted to $31.4 million at June 30, 2020, as compared to $10.7 million at December 31, 2019.

Total deposits increased $604.0 million, or 21.6%, to $3.39 billion at June 30, 2020, as compared to $2.79 billion at December 31, 2019. This was due to increases of $168.0 million in interest-bearing deposits to $1.87 billion at June 30, 2020, as compared to $1.70 billion at December 31, 2019, and $436.0 million in non-interest-bearing deposits to $1.53 billion at June 30, 2020, as compared to $1.09 billion at December 31, 2019. The increase in deposits was primarily due to growth in the Bank’s bankruptcy and property management accounts, as well as deposit growth in the Bank’s retail network.

Total stockholders’ equity increased $18.1 million to $317.2 million at June 30, 2020, as compared to $299.1 million at December 31, 2019. The increase was primarily due to net income of $16.9 million for the six months ended June 30, 2020, an increase of $1.2 million in the fair value of AFS securities and an increase of $1.8 million in additional paid-in-capital related to stock-based employee compensation, partially offset by a $1.3 million decrease in the fair value of an interest rate cap derivative, which qualified as a cash flow hedge and $579,000 for the repurchase of shares for tax withholding for restricted stock vesting.

The Company and the Bank meet all the requirements to be considered “Well-Capitalized” under applicable regulatory guidelines.  At June 30, 2020, total CRE loans were 422.0% of risk-based capital, as compared to 412.5% at December 31, 2019.

Investment Securities

The following tables summarize the amortized cost and fair value of securities available for sale and securities held to maturity at June 30, 2020 and December 31, 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At June 30, 2020	Cost	Gains	Losses	Fair Value
Debt securities available for sale:
Residential mortgage securities	$139,488	$2,695	$—	$142,183
Commercial mortgage securities	21,291	885	(2)	22,174
U.S. Government agency securities	25,000	2	—	25,002
Total securities available-for-sale	$185,779	$3,582	$(2)	$189,359

Held-to-maturity securities:
Residential mortgage securities	$3,319	$87	$—	$3,406
Total securities held-to-maturity	$3,319	$87	$—	$3,406

Equity investments:
CRA Mutual Fund	$2,282	$19	$—	$2,301
Total non-trading equity investment securities	$2,282	$19	$—	$2,301

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2019	Cost	Gains	Losses	Fair Value
Debt securities available for sale:
Residential mortgage securities	$175,902	$1,478	$(117)	$177,263
Commercial mortgage securities	32,284	206	(18)	32,472
U.S. Government agency securities	25,000	207	—	25,207
Total securities available for sale	$233,186	$1,891	$(135)	$234,942

Held-to-maturity securities:
Residential mortgage securities	3,722	9	(19)	3,712
Total securities held to maturity	$3,722	$9	$(19)	$3,712

Equity investments:
CRA Mutual Fund	2,258	—	(34)	2,224
Total non-trading equity investment securities	$2,258	$—	$(34)	$2,224

There were no securities pledged as collateral at June 30, 2020. At December 31, 2019, there were $126.2 million of securities available for sale pledged as collateral for certain deposits.

Loans

At June 30, 2020, gross loans before deferred fees and unamortized costs were $2.90 billion, or 73.0% of total assets, compared to $2.68 billion, or 79.8% of total assets, at December 31, 2019. The following table sets forth the composition of the Bank’s gross loan portfolio before deferred fees and unamortized costs, by type of loan at the dates indicated (dollars in thousands):

	At June 30,		At December 31,
	2020		2019
	Loan Balance	% of total loans	Loan Balance	% of total loans
Real Estate:
Commercial	$1,875,764	64.8%	$1,668,236	62.2%
Construction	59,378	2.0	30,827	1.2
Multifamily	393,342	13.6	375,611	14.0
One-to-four family	68,326	2.4	82,670	3.1
Commercial and industrial	444,265	15.3	448,619	16.8
Consumer	56,217	1.9	71,956	2.7
Total loans	$2,897,292	100.0%	$2,677,919	100.0%

Total gross loans increased $219.4 million, or 8.2%, to $2.90 billion at June 30, 2020, as compared to $2.68 billion at December 31, 2019.  This increase included net increases of $253.8 million in CRE loans, partially offset by paydowns and amortization of $14.3 million in 1-4 Family loans, $4.4 million of C&I loans and $15.7 million in Consumer loans. For the three and six months ended June 30, 2020, the Bank’s loan production was $177.3 million and $330.0 million, respectively, as compared to $299.7 million and $571.9 million for the three and six months ended June 30, 2019, respectively. The Bank was more selective with regard to loan production for 2020 looking to originate higher-yielding loans, resulting in lower loan production volumes as compared to in 2019 as management continued to execute on its net interest margin strategies.

Asset Quality

Non-Performing Assets

Non-performing assets consist of non-accrual loans, accruing loans that are 90 days or more past due, consumer loans placed in forbearance with payments past due over 90 days and still accruing, non-accrual TDRs, and other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure. In accordance with the COVID-19 Guidance, non-performing loans do not include loan modifications that are due over 90 days due to COVID-19. See “Impact of COVID-19 on the Bank – Financial Impact – Loan Portfolio and Modifications – Loan Modifications.”

At June 30, 2020 and December 31, 2019, the Bank had no non-performing TDRs and no foreclosed real estate. The past due status on all loans is based on the contractual terms of the loan. It is generally the Bank’s policy that a loan 90 days past due be placed on non-accrual status unless factors exist that would eliminate the need to place a loan in this status. A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. At the time loans are placed on non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed. All payments received on non-accrual loans are generally applied to principal. Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Bank expects to receive all of its original principal and interest. In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept on non-accrual status until the entire principal balance has been recovered.

The table below sets forth the amounts and categories of the Company’s non-performing assets and troubled debt restructurings at the dates indicated (dollars in thousands):

	June 30, 2020	December 31, 2019
Non-performing loans and assets:
Non-accrual loans:
Real Estate:
One-to-four family	$—	$2,345
Commercial and industrial	6,482	1,047
Consumer	601	693
Total non-accrual loans	$7,083	$4,085
Accruing loans 90 days or more past due	1,365	408
Total non-performing loans and assets	$8,448	$4,493

Troubled debt restructurings:
Real Estate:
Commercial	$363	$367
One-to-four family	1,016	1,039
Consumer	14	35
Total troubled debt restructurings	$1,393	$1,441

Ratios:
Total non-performing loans to total loans	0.29%	0.17%
Total non-performing loans to total assets	0.21%	0.13%
Total non-performing assets to total assets	0.21%	0.13%

Non-performing loans include non-accrual loans and loans past due over 90 days and still accruing. Non-performing loans exclude TDRs that are accruing and have been performing in accordance with the terms of their restructure agreement for at least six months.

Interest income that would have been recorded for the three months ended June 30, 2020 and 2019, had non-accrual and TDR loans been current according to their original terms, was immaterial.

Non-Performing Loans

Non-performing loans totaled $8.4 million at June 30, 2020 as compared to $4.5 million at December 31, 2019. The increase in non-performing loans at June 30, 2020 was primarily due to one C&I loan, included in the Bank’s Transportation segment, in the amount of $5.4 million. This loan was adversely affected by COVID-19. This addition to non-accrual loans was offset by a one-to-four family loan in the amount of $2.4 million, which was placed on non-accrual status in June 2019 and was taken off of non-accrual status following making current payments for six consecutive months since then. Accruing loans 90 days of more past due increased by $957,000 due to an increase in loans placed in forbearance in the Bank’s consumer loan portfolio.

Non-performing assets were 0.21% of total assets at June 30, 2020, as compared to 0.13% of total assets at December 31, 2019.

Troubled Debt Restructurings

The Bank works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Bank has modified the terms of select loans to maximize their collectability. The modified loans are considered TDRs under current accounting guidance unless the loan was modified pursuant to the COVID-19 Guidance or the CARES Act. See “Impact of COVID-19 on the Bank – Financial Impact – Loan Portfolio and Modifications – Loan Modifications.” All TDRs as of June 30, 2020 were modified prior to the COVID-19 Guidance being effective.

Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. The Company had no non-accrual TDRs at June 30, 2020 or December 31, 2019. As of both June 30, 2020 and December 31, 2019, the Bank had $1.4 million of accruing TDRs. These loans were performing in accordance with their restructured terms.

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

The ALLL was $32.5 million at June 30, 2020, as compared to $26.3 million at December 31, 2019. This increase includes the $3.1 million allowance recorded for the economic impact of COVID-19. The ratio of ALLL to total loans was 1.12% at June 30, 2020, as compared to 0.98% at December 31, 2019. For more information regarding the change in the ALLL due to COVID-19, see “Impact of COVID-19 on the Bank – Financial Impact – Allowance for Loan Losses.”

Net charge-offs for the three months ended June 30, 2020 and 2019 was $185,000 and $69,000, respectively. Net charge-offs for the six months ended June 30, 2020 was $323,000, as compared to recoveries of $3.9 million for six months ended June 30, 2019. Recoveries in 2019 included $4.2 million of recoveries related to medallion loans charged off in 2017 and 2016.

Summary of Loan Loss Experience

The following tables present a summary by loan portfolio segment of the ALLL, loan loss experience, and provision for loan losses for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$30,924	$20,834	$26,272	$18,942
Charge-offs:
Commercial and industrial	(159)	(12)	(172)	(286)
Consumer	(33)	(57)	(221)	(130)
Total charge-offs	(192)	(69)	(393)	(416)
Recoveries:
Commercial and industrial	2	—	60	4,270
Consumer	5	—	10	—
Total recoveries	7	—	70	4,270

Net (charge-offs) recoveries	(185)	(69)	(323)	3,854
Provision (credit) for loan losses	1,766	1,950	6,556	(81)
Balance at end of period	$32,505	$22,715	32,505	22,715

Deposits

The table below summarizes the Bank’s deposit composition by segment for the periods indicated (dollars in thousands):

	At June 30, 2020	At December 31, 2019	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$1,526,439	$1,090,479	$435,960	40.0%
Money market	1,754,392	1,573,716	180,676	11.5
Savings accounts	15,027	16,204	(1,177)	(7.3)
Time deposits	98,881	110,375	(11,494)	(10.4)
Total	$3,394,739	$2,790,774	$603,965	21.6

The Company’s primary deposit strategy is to fund the Bank with stable deposits. Corporate cash management deposits amounted to $1.47 billion, or 43.4% of total deposits, at June 30, 2020, as compared to $1.28 billion, or 45.9% of total deposits, at December 31, 2019. Corporate cash management deposit holders are clients who are in possession of or have discretion over large deposits such as, but not limited to, property management companies, title companies and bankruptcy trustees and were comprised of approximately 11,000 accounts at June 30, 2020. The Bank has developed money market products and interest-bearing demand accounts that are tiered to provide these large depositors with an indexed rate that is based on their expected duration and minimum deposit balances. The repricing characteristics of these deposits complement the repricing characteristics of the Bank’s variable-rate loans and are a component of the Company’s management of net interest margin. Bankruptcy trustee accounts require the use of software provided by a third-party to allow clients to manage their accounts. The software fees related to these accounts, which had deposit balances of $855.6 million at June 30, 2020, are included in non-interest expense and amounted to $2.6 million and $5.7 million for the three and six months ended June 30, 2020. respectively.

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

Borrowings

FHLB advances amounted to $104.0 million and $144.0 million at June 30, 2020 and December 31, 2019, respectively.

At June 30, 2020, the Bank has available borrowing capacity of $352.1 million from the FHLB and an available line of credit of $107.7 million with the FRBNY. At December 31, 2019, the Bank had an available borrowing capacity of $293.8 million from the FHLB and an available line of credit of $99.2 million with the FRBNY. The Bank had no borrowings outstanding from the FRBNY at June 30, 2020 and December 31, 2019.

On December 7, 2005, the Company established MetBank Capital Trust I, a Delaware statutory trust (“Trust I”). The Company owns all of the common capital securities of Trust I in exchange for contributed capital of $310,000. Trust I issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust I’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust I, mature on December 9, 2035 and bear interest at a floating rate of 3-month LIBOR plus 1.85%. The Debentures became callable after five years. At June 30, 2020, the Debentures bore an interest rate of 3.07%.

On July 14, 2006, the Company established MetBank Capital Trust II, a Delaware statutory trust (“Trust II”). The Company owns all of the common capital securities of Trust II in exchange for contributed capital of $310,000. Trust II issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust II’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures II”) issued by the Company. The Debentures II, the sole assets of Trust II, mature on October 7, 2036, and bear interest at a floating rate of 3-month LIBOR plus 2.00%. The Debentures II became callable after five years of issuance. At June 30, 2020 the Debentures II bore an interest rate of 3.22%.

The terms of these trust preferred securities will be impacted by the transition from LIBOR to an alternative U.S. dollar reference interest rate, potentially the Secured Overnight Financing Rate (“SOFR”), in 2022. Management is currently evaluating the impact of the transition on the trust preferred securities payable.

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

Secured Borrowings

The Bank has loan participation agreements with counterparties. The Bank is generally the servicer for these loans. If the transfer of the participation interest does not qualify for sale treatment under current accounting guidance, the amount of the loan transferred is recorded as a secured borrowing. There were $41.9 million and $43.0 million in secured borrowings as of June 30, 2020 and December 31, 2019, respectively.

Stockholders’ Equity

Total stockholders’ equity increased $18.1 million to $317.2 million at June 30, 2020, as compared to $299.1 million at December 31, 2019. The increase was primarily due to net income of $16.9 million for the six months ended June 30, 2020, an increase of $1.2 million in the fair value of AFS securities and an increase of $1.8 million in additional paid-in-capital related to stock-based employee compensation, partially offset by a $1.3 million decrease in the fair value of an interest rate cap derivative, which qualified as a cash flow hedge and $579,000 for the repurchase of shares for tax withholding for restricted stock vesting.

Results of Operations

Net income increased $4.7 million to $10.8 million for the second quarter of 2020, as compared to $6.1 million for the second quarter of 2019. This increase was due primarily to increases of $7.2 million in net interest income and $3.0 million in non-interest income, partially offset by a $3.6 million increase in non-interest expense and a $2.1 million increase in income tax expense.

Net income increased $2.3 million to $16.9 million for six months ended June 30, 2020, as compared to $14.6 million for the six months ended June 30, 2019. This increase was primarily due to increases of $15.6 million in net interest income and $4.9 million in non-interest income, offset by a $10.4 million increase in non-interest expense, a $6.6 million increase in provision for loan losses and a $1.2 million increase in income tax expense.

Net Interest Income

Net interest income is the difference between interest earned on assets and interest incurred on liabilities. The following tables present an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2020 and 2019. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. Yields and costs were derived by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Average balances were derived from daily balances over the periods indicated. Interest income included fees that management considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Non-accrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	Three months ended June 30,
	2020			2019
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/Rate (annualized)	Average Outstanding Balance	Interest	Yield/Rate (annualized)
Assets:
Interest-earning assets:
Loans (1)	$2,827,154	$32,983	4.68%	$2,226,557	$28,019	5.05%
Available-for-sale securities	138,944	609	1.73%	54,389	342	2.49%
Held-to-maturity securities	3,423	16	1.85%	4,287	22	2.01%
Equity investments - non-trading	2,274	11	1.91%	2,225	13	2.31%
Overnight deposits	794,377	374	0.19%	339,563	2,111	2.49%
Other interest-earning assets	18,485	230	4.92%	23,768	321	5.34%
Total interest-earning assets	3,784,657	34,223	3.62%	2,650,789	30,828	4.66%
Non-interest-earning assets	59,014			38,093
Allowance for loan and lease losses	(31,446)			(21,466)
Total assets	$3,812,225			$2,667,416

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market, savings and other interest-bearing accounts	$1,764,742	$2,437	0.56%	$1,071,388	$5,235	1.96%
Certificates of deposit	97,688	478	1.97%	112,538	701	2.50%
Total interest-bearing deposits	1,862,430	2,915	0.63%	1,183,926	5,936	2.01%
Borrowed funds	158,471	1,147	2.86%	242,493	1,955	3.19%
Total interest-bearing liabilities	2,020,901	4,062	0.81%	1,426,419	7,891	2.22%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,398,438			937,222
Other non-interest-bearing liabilities	78,159			25,750
Total liabilities	3,497,498			2,389,391

Stockholders' Equity	314,727			278,025
Total liabilities and equity	$3,812,225			$2,667,416

Net interest income		$30,161			$22,937
Net interest rate spread (2)			2.81%			2.44%
Net interest-earning assets	$1,763,756			$1,224,370
Net interest margin (3)			3.19%			3.47%
Ratio of interest earning assets to interest bearing liabilities			1.87x			1.86x
(1)	Amount includes deferred loan fees and non-performing loans.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

	Six months ended June 30,
	2020			2019
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/Rate (annualized)	Average Outstanding Balance	Interest	Yield/Rate (annualized)
Assets:
Interest-earning assets:
Loans (1)	$2,766,432	$65,811	4.77%	$2,100,546	$53,069	5.09%
Available-for-sale securities	179,414	1,953	2.15%	42,521	546	2.55%
Held-to-maturity securities	3,522	33	1.85%	4,382	45	2.04%
Equity investments - non-trading	2,268	22	1.92%	2,218	26	2.33%
Overnight deposits	632,507	1,967	0.63%	286,224	3,520	2.48%
Other interest-earning assets	19,963	505	5.00%	22,856	612	5.33%
Total interest-earning assets	3,604,106	70,291	3.91%	2,458,747	57,818	4.74%
Non-interest-earning assets	58,291			40,739
Allowance for loan and lease losses	(29,117)			(20,489)
Total assets	$3,633,280			$2,478,997

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market, savings and other interest-bearing accounts	$1,704,075	$7,608	0.90%	$980,365	$9,271	1.91%
Certificates of deposit	100,877	1,074	2.14%	108,934	1,311	2.43%
Total interest-bearing deposits	1,804,952	8,682	0.97%	1,089,299	10,582	1.96%
Borrowed funds	173,849	2,477	2.82%	226,918	3,721	3.26%
Total interest-bearing liabilities	1,978,801	11,159	1.13%	1,316,217	14,303	2.19%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,275,332			864,470
Other non-interest-bearing liabilities	68,540			24,598
Total liabilities	3,322,673			2,205,285

Stockholders' Equity	310,607			273,712
Total liabilities and equity	$3,633,280			$2,478,997

Net interest income		$59,132		273,712	$43,515
Net interest rate spread (2)			2.78%			2.55%
Net interest-earning assets	$1,625,305			$1,142,530
Net interest margin (3)			3.29%			3.57%
Ratio of interest earning assets to interest bearing liabilities			1.82x			1.87x

(1)	Amount includes deferred loan fees and non-performing loans.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

Net interest margin decreased 28 basis points to 3.19% for the second quarter of 2020, as compared to 3.47% for the second quarter of 2019. Total average interest-earning assets increased $1.13 billion to $3.78 billion for the second quarter of 2020, as compared to $2.65 billion for the second quarter of 2019. The total yield on average interest-earning assets decreased 104 basis points to 3.62% for the second quarter of 2020, as compared to 4.66% for the first quarter of 2019. The cost of interest-bearing liabilities decreased 141 basis points to 0.81% for the second quarter of 2020, as compared to 2.22% for the second quarter of 2019.

Net interest margin decreased 28 basis points to 3.29% for the six months ended June 30, 2020, as compared to 3.57% for the six months ended June 30, 2019. Total average interest-earning assets increased $1.14 billion to $3.60 billion for the six months ended June 30, 2020, as compared to $2.46 billion for the six months ended June 30, 2019. The total yield on average interest-earning assets decreased 83 basis points to 3.91% for the six months ended June 30, 2020, as compared to 4.74% for the six months ended June 30, 2019. The cost of interest-bearing liabilities decreased 106 basis points to 1.13% for the six months ended June 30, 2020, as compared to 2.19% for the six months ended June 30, 2019.

The decreases in net interest margin for the three and six months ended June 30, 2020 as compared to the same periods in 2019 was due to significantly lower market interest rates as well as an increase in the level of liquid assets and securities on the balance sheet, which earn lower yields than our loan portfolio. The Bank was successful in growing deposits by $604.0 million in the first half of 2020, which exceeded net loan growth. As a result, the average balance of overnight deposits grew by $454.8 million to $794.4 million for the second quarter of 2020 as compared to $339.6 million for the second quarter of 2019.  In addition, the yield on overnight deposits was 0.19% during the second quarter of 2020 as compared to 2.49% for the second quarter of 2019 and the average balance of overnight deposits accounted for 21.0% and 12.8% of total average interest-earning assets for those same respective periods.

For the six months ended June 30, 2020, the average balance of overnight deposits grew by $346.3 million to $632.5 million as compared to $286.2 for the same period in 2019. In addition, the yield on overnight deposits was 0.63% for the first six months of 2020 as compared to 2.48% for the same period in 2019 and the average balance of overnight deposits accounted for 17.5% and 11.6% of total average interest-earning assets for those same respective periods.

The decreases in yields on interest-earning assets and the cost of interest-bearing liabilities were primarily due to the several interest rate cuts by the Federal Reserve in 2019 and 2020. The Federal Reserve reduced interest rates three times for a total of 75 basis points in the third and fourth quarters of 2019 and, in response to COVID-19, reduced interest rates by an additional 50 basis points on March 3, 2020 and 100 basis points on March 15, 2020.

Interest Income

Interest income increased $3.4 million to $34.2 million for the second quarter of 2020, as compared to $30.8 million for the second quarter of 2019. This increase was due primarily to increases of $5.0 million in interest income on loans and $267,000 in interest on AFS securities, partially offset by a $1.7 million decrease in interest on overnight deposits.

The increase in interest income on loans was due to a $600.6 million increase in the average balance of loans to $2.83 billion for the second quarter of 2020, as compared to an average balance of $2.23 billion for the second quarter of 2019. The impact of the increase in the average balance of loans was partially offset by a decrease of 37 basis points in the average loan yield to 4.68% for the second quarter of 2020, as compared to 5.05% for the second quarter of 2019.

The increase in interest on AFS securities was due to an $84.5 million increase in the average balance of AFS securities to $138.9 million for the second quarter of 2020, as compared to $54.4 million for the second quarter of 2019. The impact of the increase in the average balance was partially offset by a decrease of 76 basis points in the average yield on AFS securities to 1.73% for second quarter of 2020, as compared to 2.49% for second quarter of 2019.

The decrease in interest on overnight deposits was due a decrease of 230 basis points in the average yield on overnight deposits to 0.19% for the second quarter of 2020, as compared to 2.49% for the second quarter of 2019. The impact of the decrease in the average yield was offset by an increase of $454.8 million in the average balance of overnight funds to $794.4 million for the second quarter of 2020, as compared to $339.6 million for the second quarter of 2019.

Interest income increased $12.5 million to $70.3 million for the six months ended June 30, 2020, as compared $57.8 million for the six months ended June 30, 2019. This increase was due primarily to an increase of $12.7 million in interest income on loans and a $1.4 million increase in interest income on AFS securities, partially offset by a $1.6 million decrease in interest on overnight deposits.

The increase in interest income on loans was due to a $665.9 million increase in the average balance of loans to $2.77 billion for the six months ended June 30, 2020, as compared to an average balance of $2.10 billion for the six months ended June 30, 2019. The impact of the increase in the average balance of loans was partially offset by a decrease of 32 basis points in the average loan yield to 4.77% for the six months ended June 30, 2020, as compared to 5.09% for the six months ended June 30, 2019.

The increase in interest on AFS securities was due to a $136.9 million increase in the average balance of AFS securities to $179.4 million for the six months ended June 30, 2020, as compared to $42.5 million for the six months ended June 30, 2019. The impact of the increase in the average balance was partially offset by a decrease of 40 basis points in the average yield on AFS securities, which decreased to 2.15% for the six months ended June 30, 2020, as compared to 2.55% for the six months ended June 30, 2019.

The decrease in interest on overnight deposits was due a decrease of 185 basis points in the average yield on overnight deposits to 0.63% for the six months ended June 30, 2020, as compared to 2.48% for the six months ended June 30, 2019. The decrease in the average yield was offset by an increase of $346.3 million in the average balance of overnight funds to $632.5 million for the six months ended June 30, 2020, as compared to $286.2 million for the six months ended June 30, 2019.

Interest Expense

Interest expense decreased $3.8 million to $4.1 million for the second quarter of 2020, as compared to $7.9 million for the second quarter of 2019. The decrease was due to a decrease of $3.0 million in interest on deposits and an $808,000 decrease in interest on borrowings. The decrease in interest expense on deposits was primarily due to a decrease of 138 basis points in the average cost of deposits to 0.63% for the second quarter of 2020, as compared to 2.01% for the second quarter of 2019. The impact of this decrease was partially offset by a $678.5 million increase in the average balance of interest-bearing deposits to $1.86 billion for the second quarter of 2020, as compared to an average balance of $1.18 billion for the second quarter of 2019. Interest expense on borrowings decreased primarily due to a decrease of 33 basis points in the average cost of borrowings to 2.86% for the second quarter of 2020, as compared to 3.19% for the second quarter of 2019. In addition, the average balance of borrowings decreased by $84.0 million to $158.5 million for the second quarter of 2020, as compared to $242.5 million for the second quarter of 2019.

Interest expense decreased $3.1 million to $11.2 million for the six months ended June 30, 2020, as compared to $14.3 million for the six months ended June 30, 2019. The decrease was due to a decrease of $1.9 million in interest on deposits and a $1.2 million decrease in interest on borrowings. The decrease in interest expense on deposits was primarily due to a decrease of 99 basis points in the average cost of deposits to 0.97% for the six months ended June 30, 2020, as compared to 1.96% for the six months ended June 30, 2019. The impact of this decrease was partially offset by a $715.7 million increase in the average balance of interest-bearing deposits to $1.80 billion for the six months ended June 30, 2020, as compared to an average balance of $1.09 billion for the six months ended June 30, 2019. Interest expense on borrowings decreased primarily due to a decrease of 44 basis points in the average cost of borrowings to 2.82% for the six months ended June 30, 2020, as compared to 3.26% for the six months ended June 30, 2020. Additionally, the average balance of borrowings decreased by $53.1 million to $173.8 million for the six months ended June 30, 2020, as compared to $226.9 million for the six months ended June 30, 2019.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2020 was $1.8 million, as compared to $2.0 million for the second quarter of 2019. The provision for loan losses for the second quarter of 2020 was lower than the provision for the second quarter of 2019 primarily due to the Bank’s decreased loan production in 2020. Net loan growth for the second quarter of 2020 was $126.2 million, as compared to $233.2 million for the second quarter of 2019. However, the effect of lower loan production on the provision for loan losses was offset by an increase in non-performing assets.  Non-performing assets amounted to $8.4 million at June 30, 2020 as compared to $3.5 million at June 30, 2019.

The provision for loan losses for the six months ended June 30, 2020 was $6.6 million, as compared to a credit of $81,000 for the same period in 2019. The provision for loan losses for the six months ended June 30, 2020 included an additional $3.1 million provision recorded in consideration of the economic impact of COVID-19. The required provision for loan losses for the six months ended June 30, 2019 was reduced due to recoveries of $4.3 million related primarily to the recovery of medallion loans charged off in 2017 and 2016.

Non-Interest Income

Non-interest income increased $3.0 million, or 111.1%, to $5.7 million for the second quarter of 2020, as compared to $2.7 million for the second quarter of 2019. This increase was primarily due to an increase of $686,000 in prepaid debit card income and a $2.3 million gain on sale of securities. The increase in debit card income reflects the growth in the debit card business. The gain on securities sales was due to the sale of $88.1 million, at amortized cost, of AFS securities, which were sold to realize gains as market rates decreased and prepayment speeds were anticipated to increase.

Non-interest income increased $4.9 million, or 96.1%, to $10.0 million for the six months ended June 30, 2020, as compared to $5.1 million for the six months ended June 30, 2019. This increase was due primarily to increases of $1.0 million in prepaid debit card income, $445,000 in other service charges and fees and a $3.3 million gain on sale of securities. The increase in debit card income reflects the growth in the debit card business. The increases in other service charges and fees reflect the growth in deposits during the last twelve months. The gain on securities sales was due to the sale of $108.1 million, at amortized cost, of available-for-sale securities, which were sold to realize gains as market rates decreased and prepayment speeds were anticipated to increase.

Non-Interest Expense

Non-interest expense increased $3.6 million, or 24.2%, to $18.3 million for the second quarter of 2020 as compared to $14.7 million for the second quarter of 2019 primarily due to increases of $2.1 million in compensation and benefits, $580,000 in licensing fees, $539,000 in bank premises and equipment costs and $262,000 in technology costs.

Compensation and benefits increased $2.1 million to $10.1 million for the second quarter of 2020, as compared to $7.9 million for the second quarter of 2019. This increase was due primarily to an increase in the number of average full-time employees to 171 for the second quarter of 2020, as compared to 163 for the second quarter of 2019, as well as normal salary increases. In addition, compensation and benefits for the second quarter of 2020 included approximately $245,000 in non-recurring accelerated stock-based compensation expense and accrued severance.

For the second quarter of 2020, licensing fees related to certain corporate cash management deposit products amounted to $2.6 million, as compared to $2.1 million for the second quarter of 2019, an increase of $580,000. Corporate cash management deposits related to these licensing fees amounted to $855.6 million at June 30, 2020, as compared to $425.2 million at June 30, 2019, primarily due to an increase in bankruptcy deposit accounts.

Bank premises and equipment increased $539,000 to $1.9 million for the second quarter of 2020, as compared to $1.3 million for the second quarter of 2019, primarily due to the Company taking possession of and renovating new space at its headquarters in 99 Park Ave., New York, NY in August 2019. The additional rent amounted to $615,000 for the second quarter of 2020. The renovations on the new space are substantially complete and the Company vacated its existing space in July 2020. As a result, beginning in August 2020, the Company will cease rent payments on the former space resulting in a reduction of rent expense of approximately $195,000 per quarter.

Technology costs increased by $262,000 to $824,000 for the second quarter of 2020, as compared to $562,000 for the second quarter of 2019. The increase in technology costs was due to the growth of the business and its technology needs.

Non-interest expense increased $10.4 million, or 37.9%, to $37.8 million for the six months ended June 30, 2020, as compared to $27.4 million for the six months ended June 30, 2019 primarily due to increases of $4.6 million in compensation and benefits cost, $2.8 million in licensing fees, $1.7 million increase in bank premises and equipment costs and $454,000 in technology costs.

Compensation and benefits increased $4.6 million to $20.0 million for the six months ended June 30, 2020 as compared to $15.4 million for the six months ended June 30, 2019. This increase was due primarily to an increase in the number of average full-time employees to 170 for the six months ended June 30, 2020, as compared to 158 for the six months ended June 30, 2019, as well as normal salary increases.

For the six months ended June 30, 2020, licensing fees related to certain corporate cash management deposit products amounted to $5.7 million, as compared to $2.9 million for the six months ended June 30, 2019, an increase of $2.8 million. Corporate cash management deposits related to these licensing fees amounted to $855.6 million at June 30, 2020, as compared to $425.2 million at June 30, 2019, primarily due to an increase in bankruptcy deposit accounts.

Bank premises and equipment increased $1.7 million to $4.4 million for the six months ended June 30, 2020, as compared to $2.7 million for the six months ended June 30, 2019, primarily due to the Company taking possession of and renovating the new headquarters space. The additional rent amounted to $1.2 million for the six months ended June 30, 2020. In addition, the Bank accelerated the amortization of $575,000 of leasehold improvements related to the Bank’s current space at its headquarters in the first quarter of 2020. Beginning in August 2020, the Company will cease rent payments on the former space resulting in a reduction of rent expense of approximately $195,000 per quarter

Technology costs increased by $454,000 to $1.6 million for the six months ended June 30, 2020, as compared to $1.1 million for the six months ended June 30, 2019. The increase in technology costs was due to the growth of the business and its technology needs.

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

The following table presents a summary of the Bank’s commitments and contingent liabilities as of June 30, 2020 and December 31, 2019 (in thousands):

	At June 30, 2020		At December 31, 2019

	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Undrawn lines of credit	$19,303	$246,805	$17,204	$193,767
Letters of credit	40,124	—	47,743	—
	$59,427	$246,805	$64,947	$193,767

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and security sales are greatly influenced by general interest rates, economic conditions and competition.

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

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At June 30, 2020 and December 31, 2019, cash and cash equivalents totaled $822.7 million and $389.2 million, respectively. Securities classified as available-for-sale and equity investments, which provide additional sources of liquidity, totaled $189.4 million at June 30, 2020 and $234.9 million at December 31, 2019. There were no securities pledged as collateral at June 30, 2020. At December 31, 2019, there were $126.2 million of securities available for sale pledged as collateral for certain deposits.

The Bank has no material commitments or demands that are likely to affect its liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, the Bank could access its borrowing capacity with the FHLB or obtain additional funds through brokered certificates of deposit.

At June 30, 2020, the Bank had $266.1 million in loan commitments in the form of unused lines of credit. It also had $40.1 million in standby letters of credit at June 30, 2020. At December 31, 2019, the Bank had $211.0 million in loan commitments outstanding and $47.7 million in standby letters of credit.

Time deposits due within one year of June 30, 2020 totaled $69.3 million, or 2.0% of total deposits. Total time deposits were $98.9 million or 2.9% of total deposits at June 30, 2020. Time deposits due within one year of December 31, 2019 totaled $96.8 million, or 3.5% of total deposits. Total time deposits were $110.4 million or 4.0% of total deposits at December 31, 2019.

The Bank’s primary investing activities are the origination, and to a lesser extent, purchase, of loans and the purchase of securities. For the three and six months ended June 30, 2020, the Bank’s loan production was $177.3 million and $330.0 million, respectively, as compared to $299.7 million and $571.9 million for the three and six months ended June 30, 2019, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. Total deposits increased $604.0 million, or 21.6%, to $3.39 billion at June 30, 2020, as compared to $2.79 billion at December 31, 2019. This was due to increases of $168.0 million in interest-bearing deposits to $1.87 billion at June 30, 2020, as compared to $1.70 billion at December 31, 2019, and $436.0 million in non-interest-bearing deposits to $1.53 billion at June 30, 2020, as compared to $1.09 billion at December 31, 2019. FHLB advances decreased $40.0 million to $104.0 million at June 30, 2020, as compared to $144.0 million at December 31, 2019.

Regulation

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At June 30, 2020 and December 31, 2019, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and the Bank review capital levels on a monthly basis.

	At June 30, 2020	At December 31, 2019	Minimum Ratio to be “Well Capitalized”	Minimum Ratio Required for Capital Adequacy Purposes

The Company:
Tier 1 leverage ratio	8.6%	9.4%	N/A	4.0%
Common equity tier 1	9.9%	10.1%	N/A	4.5%
Tier 1 risk-based capital ratio	10.8%	11.0%	N/A	8.0%
Total risk-based capital ratio	12.7%	12.5%	N/A	6.0%

The Bank
Tier 1 leverage ratio	9.2%	10.1%	5.0%	4.0%
Common equity tier 1	11.6%	11.8%	6.5%	4.5%
Tier 1 risk-based capital ratio	11.6%	11.8%	10.0%	8.0%
Total risk-based capital ratio	12.6%	12.7%	8.0%	6.0%

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

At June 30, 2020, total commercial real estate loans were 422.0% of risk-based capital, as compared to 412.5% at December 31, 2019.

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

The following table shows the estimated impact on net interest income for the one-year period beginning June 30, 2020 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

Although the net interest income table below provides an indication of interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results. The following table indicates the sensitivity of projected annualized net interest income to the interest rate movements described above at June 30, 2020 (dollars in thousands):

At June 30, 2020
Change in Interest Rates (basis points)	Net Interest Income Year 1 Forecast	Year 1 Change from Forecast
400	$145,470	21.74%
300	136,078	13.88
200	126,847	6.16
100	120,734	1.04
—	119,488	—
(100)	120,505	0.85

Given the recent decreases in market interest rates, the Company did not model a 200 basis point decrease in interest rates at June 30, 2020.

The table above indicates that at June 30, 2020, in the event of a 200 basis points increase in interest rates, the Company would experience a 6.16% increase in net interest income. In the event of a 100 basis points decrease in interest rates, it would experience a 0.85% increase in net interest income.

Economic Value of Equity Analysis

The Bank analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates.

The table below represents an analysis of interest rate risk as measured by the estimated changes in economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +300 and +400 basis points and -100 basis points) at June 30, 2020 (dollars in thousands):

		Estimated Increase (Decrease) in		EVE as a Percentage of Fair
		EVE		Value of Assets (3)
Change in					Increase
Interest Rates					(Decrease)
(basis points) (1)	Estimated EVE (2)	Dollars	Percent	EVE Ratio (4)	(basis points)
+400	$346,633	$40,866	13.37%	9.26	1.59
+300	337,270	31,503	10.30	8.87	1.21
+200	325,027	19,260	6.30	8.42	0.75
+100	315,500	9,733	3.18	8.03	0.37
—	305,767	—	—	7.67	—
(100)	224,895	(80,872)	(26.45)	5.63	(2.04)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from the Company’s liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

Given the recent decreases in market interest rates, the Company did not model a 200 basis point decrease in interest rates at June 30, 2020.

The table above indicates that at June 30, 2020, in the event of a 100 basis points decrease in interest rates, the Company would experience a 2.04% decrease in its economic value of equity. In the event of a 200 basis points increase in interest rates, it would experience an increase of 0.75% in economic value of equity.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and the Chief Financial Officer, who is the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2020. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various pending and threatened legal actions relating to the conduct of its normal business activities. In the opinion of management, as of June 30, 2020, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to the Company’s financial condition, results of operations, and liquidity.

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

101	INS XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation Linkbase

101	DEF XBRL Taxonomy Extension Definition Linkbase

101	LAB XBRL Taxonomy Extension Label Linkbase

101	PRE XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from Metropolitan Bank Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL
(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333 220805).
(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333 220805)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: August 5, 2020	By:	/s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: August 5, 2020	By:	/s/ Anthony J. Fabiano

Anthony J. Fabiano

Executive Vice President and Chief Financial Officer