Form 10-Q
period 2020-09-30
Metropolitan Bank Holding Corp.
filed 2020-11-04
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

YES ☐     NO ☒

There were 8,291,264 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of October 30, 2020.

METROPOLITAN BANK HOLDING CORP.

Form 10-Q

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2020, “Item 1A. Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 filed with the SEC on May 5, 2020 and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. In addition, these factors include but are not limited to:

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

Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on the Company’s business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated, the timing of an effective vaccine and whether the gradual reopening of businesses will result in a meaningful increase in economic activity. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company could be subject to any of the following risks, any of which could have a material, adverse effect on its business, financial condition, liquidity, and results of operations: the demand for the Bank’s products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; the Company’s allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect the Company’s net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to the Bank; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on the Company’s assets may decline to a greater extent than the decline in the Company’s  cost of interest-bearing liabilities, reducing its net interest margin and spread and reducing net income; if legislation is enacted or governmental or regulatory action is enacted limiting the amount of ATM fees or surcharges that Bank may receive or on its ability to charge overdraft or other fees, it could adversely impact the Company’s financial results; the Company’s cyber security risks are increased as the result of an increased use of the Bank’s online banking platform and an increase in the number of employees working remotely; and FDIC premiums may increase if the agency experiences additional resolution costs.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2020	2019
Assets
Cash and due from banks	$8,991	$8,116
Overnight deposits	758,913	381,104
Total cash and cash equivalents	767,904	389,220
Investment securities available for sale, at fair value	182,334	234,942
Investment securities held to maturity (estimated fair value of $3,124 and $3,712 at September 30, 2020 and December 31, 2019 respectively)	3,050	3,722
Equity investment securities	2,311	2,224
Total securities	187,695	240,888
Other investments	11,097	21,437
Loans, net of deferred fees and unamortized costs	2,989,550	2,672,949
Allowance for loan losses	(33,614)	(26,272)
Net loans	2,955,936	2,646,677
Receivable from prepaid card programs, net	31,237	11,581
Accrued interest receivable	12,524	8,862
Premises and equipment, net	15,913	12,100
Prepaid expenses and other assets	9,720	17,074
Goodwill	9,733	9,733
Total assets	$4,001,759	$3,357,572
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$1,553,241	$1,090,479
Interest-bearing deposits	1,974,385	1,700,295
Total deposits	3,527,626	2,790,774
Federal Home Loan Bank of New York advances	—	144,000
Trust preferred securities	20,620	20,620
Subordinated debt, net of issuance cost	24,643	24,601
Secured borrowing	32,224	42,972
Accounts payable, accrued expenses and other liabilities	37,014	23,556
Accrued interest payable	479	1,229
Prepaid third-party debit cardholder balances	30,569	10,696
Total liabilities	$3,673,175	$3,058,448

Class B preferred stock, $0.01 par value, authorized 2,000,000 shares, 272,636 issued and outstanding at September 30, 2020 and December 31, 2019	$3	$3
Common stock, $0.01 par value, 25,000,000 shares authorized, 8,289,479 and 8,312,918 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	82	82
Additional paid in capital	218,360	216,468
Retained earnings	109,055	81,364
Accumulated other comprehensive gain, net of tax effect	1,084	1,207
Total stockholders’ equity	$328,584	$299,124
Total liabilities and stockholders’ equity	$4,001,759	$3,357,572

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest and dividend income:
Loans, including fees	$34,844	$31,208	$100,655	$84,277
Securities:
Taxable	606	1,554	2,615	2,161
Tax-exempt	—	—	—	11
Money market funds	—	38	34	112
Overnight deposits	299	2,436	2,266	5,957
Other interest and dividends	196	260	666	796
Total interest income	35,945	35,496	106,236	93,314
Interest expense:
Deposits	2,681	7,881	11,364	18,463
Borrowed funds	423	943	1,742	3,369
Trust preferred securities interest expense	112	214	461	699
Subordinated debt interest expense	405	405	1,214	1,215
Total interest expense	3,621	9,443	14,781	23,746

Net interest income	32,324	26,053	91,455	69,568
Provision for loan losses	1,137	2,004	7,693	1,923
Net interest income after provision for loan losses	31,187	24,049	83,762	67,645

Non-interest income:
Service charges on deposit accounts	863	852	2,747	2,579
Prepaid third-party debit card income	2,572	1,482	6,301	4,161
Other service charges and fees	202	349	1,238	940
Unrealized gain on equity securities	—	17	55	87
Gain on sale of securities	—	—	3,286	—
Total non-interest income	3,637	2,700	13,627	7,767

Non-interest expense:
Compensation and benefits	9,944	7,875	29,962	23,286
Bank premises and equipment	2,111	1,790	6,498	4,473
Professional fees	1,221	906	3,058	2,617
Licensing fees and technology costs	2,960	3,526	10,226	7,529
Other expenses	2,694	1,398	6,984	5,008
Total non-interest expense	18,930	15,495	56,728	42,913

Net income before income tax expense	15,894	11,254	40,661	32,499
Income tax expense	5,111	3,571	12,971	10,228
Net income	$10,783	$7,683	$27,690	$22,271

Earnings per common share:
Basic earnings	$1.30	$0.92	$3.34	$2.69
Diluted earnings	$1.27	$0.90	$3.27	$2.63

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net Income	$10,783	$7,683	$27,690	$22,271

Other comprehensive income:
Unrealized gain on securities available for sale:
Unrealized holding gain arising during the period	$100	$1,740	5,210	3,134
Reclassification adjustment for gain included in net income	—	—	(3,286)	—
Tax effect	(43)	(548)	(620)	(990)
Net of tax	$57	$1,192	$1,304	$2,144

Unrealized loss on cash flow hedges:
Unrealized holding loss arising during the period	$(218)	$—	(2,095)	—
Tax effect	76	—	668	—
Net of tax	$(142)	$—	(1,427)	—

Total other comprehensive (loss) income	$(85)	$1,192	$(123)	$2,144

Comprehensive Income	$10,698	$8,875	$27,567	$24,415

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For three months ended September 30, 2020 and 2019

(in thousands, except share data)

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Balance at July 1, 2020	272,636	$3	8,294,801	$82	$217,643	$98,272	$1,169	$317,169
Employee and non-employee stock-based compensation	—	—	(4,732)	—	735	—	—	735
Repurchase of shares for tax withholding for restricted stock vesting	—	—	(590)	—	(18)	—	—	(18)
Net income	—	—	—	—	—	10,783	—	10,783
Other comprehensive loss	—	—	—	—	—	—	(85)	(85)
Balance at September 30, 2020	272,636	$3	8,289,479	$82	$218,360	$109,055	$1,084	$328,584

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Balance at July 1, 2019	272,636	$3	8,320,816	$82	$214,880	$65,818	$547	$281,330
Restricted stock, net of forfeiture	—	—	(964)	—	(1)	—	—	(1)
Employee and non-employee stock-based compensation	—	—	—	—	798	—	—	798
Net income	—	—	—	—	—	7,683	—	7,683
Other comprehensive income	—	—	—	—	—	—	1,192	1,192
Balance at September 30, 2019	272,636	$3	8,319,852	$82	$215,677	$73,501	$1,739	$291,002

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For nine months ended September 30, 2020 and 2019

(in thousands, except share data)

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	272,636	$3	8,312,918	$82	$216,468	$81,364	$1,207	$299,124
Restricted stock, net of forfeiture	—	—	(16,976)	—	—	1	—	1
Employee and non-employee stock-based compensation	—	—	—	—	2,489	—	—	2,489
Repurchase of shares for tax withholding for restricted stock vesting	—	—	(6,463)	—	(597)	—	—	(597)
Net income	—	—	—	—	—	27,690	—	27,690
Other comprehensive loss	—	—	—	—	—	—	(123)	(123)
Balance at September 30, 2020	272,636	$3	8,289,479	$82	$218,360	$109,055	$1,084	$328,584

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	272,636	$3	8,217,274	$82	$213,490	$51,415	$(473)	$264,517
ASU 2016-01 Accounting adjustment to opening retained earnings	—	—	—	—	—	(68)	68	—
ASU 2014-09 Accounting adjustment to opening retained earnings	—	—	—	—	—	(117)	—	(117)
Balance at January 1, 2019, as adjusted	272,636	3	8,217,274	82	213,490	51,230	(405)	264,400
Restricted stock, net of forfeiture	—	—	105,459	—	(1)	—	—	(1)
Employee and non-employee stock-based compensation	—	—	—	—	2,276	—	—	2,276
Repurchase of shares for tax withholding for restricted stock vesting	—	—	(2,881)	—	(88)	—	—	(88)
Net income	—	—	—	—	—	22,271	—	22,271
Other comprehensive income	—	—	—	—	—	—	2,144	2,144
Balance at September 30, 2019	272,636	$3	8,319,852	$82	$215,677	$73,501	$1,739	$291,002

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands, except share data)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$27,690	$22,271
Adjustments to reconcile net income to net cash:
Net depreciation amortization and accretion	4,178	1,586
Provision for loan losses	7,693	1,923
Net change in deferred loan fees	278	2,539
Income taxes	43	—
Gain on sale of available-for-sale securities	(3,286)	—
Employee and non-employee stock-based expense	2,489	2,276
Gain on sale of loans	(18)	—
Dividends earned on CRA fund	(32)	(25)
Unrealized gain/loss of equity securities	(55)	(87)
Net change in:
Accrued interest receivable	(3,662)	(2,766)
Accounts payable, accrued expenses and other liabilities	13,458	22,628
Prepaid third-party debit cardholder balances	19,873	8,044
Accrued interest payable	(750)	324
Receivable from prepaid card programs, net	(19,656)	(8,039)
Prepaid expenses and other assets	8,239	(153)
Net cash provided by operating activities	56,482	50,521

Cash flows from investing activities:
Loan originations, purchases and payments, net of recoveries	(327,194)	(632,200)
Proceeds from loans sold	9,968	—
Redemptions of other investments	11,480	12,354
Purchases of other investments	(1,140)	(10,988)
Purchases of securities available for sale	(127,730)	(226,858)
Proceeds from calls of securities available for sale	30,000	1,065
Proceeds from sales of securities available for sale	111,422	—
Proceeds from paydowns and maturities of securities available for sale	43,069	8,386
Proceeds from paydowns and maturities of securities held to maturity	650	611
Purchase of derivative contract	(2,980)	—
Purchase of premises and equipment, net	(6,850)	(3,965)
Net cash used in investing activities	(259,305)	(851,595)

Cash flows from financing activities:
Proceeds from FHLB advances	—	988,000
Repayments of FHLB advances	(144,000)	(1,029,000)
Redemption of common stock for tax withholdings for restricted stock vesting	(597)	(88)
Payments of secured borrowings	(10,748)	—
Net increase in deposits	736,852	1,044,652
Net cash provided by financing activities	581,507	1,003,564

Increase in cash and cash equivalents	378,684	202,490
Cash and cash equivalents at the beginning of the period	389,220	232,950
Cash and cash equivalents at the end of the period	$767,904	$435,440

Supplemental information:
Cash paid for:
Interest	$15,531	$24,070
Income Taxes	$7,235	$12,370

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

Certain prior period amounts have been reclassified to conform to current period’s presentation.

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or for any other period. Management believes that results of future periods are rendered particularly unpredictable due to the Novel Coronavirus (“COVID-19”).

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

The Company has evaluated goodwill for impairment resulting from COVID-19 and has concluded that no impairment existed at September 30, 2020. Management will continue to monitor if a triggering event requiring further goodwill impairment testing has occurred.

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

Derivatives: During the first quarter of 2020, the Company entered into an interest rate cap derivative that, based on the Company’s intentions and belief as to the likely effectiveness as a hedge, was designated as a cash flow hedge. A cash flow hedge is a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.  For a cash flow hedge, the gain or loss on the derivative is reported in accumulated other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in the fair value of the derivative that are not highly effective in hedging the changes in expected cash flows of the hedged item are recognized immediately in current earnings. The amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings.

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

NOTE 4 - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available for sale and securities held to maturity at September 30, 2020 and December 31, 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
At September 30, 2020	Cost	Gains	Losses	Fair Value
Debt securities available for sale:
Residential mortgage securities	$124,411	$2,709	$—	$127,120
Commercial mortgage securities	26,246	1,051	(42)	27,255
U.S. Government agency securities	27,997	—	(38)	27,959
Total securities available-for-sale	$178,654	$3,760	$(80)	$182,334

Held-to-maturity securities:
Residential mortgage securities	$3,050	$74	$—	$3,124
Total securities held-to-maturity	$3,050	$74	$—	$3,124

Equity investments:
CRA Mutual Fund	$2,290	$21	$—	$2,311
Total non-trading equity investment securities	$2,290	$21	$—	$2,311

		Gross	Gross
	Amortized	Unrealized	Unrealized
At December 31, 2019	Cost	Gains	Losses	Fair Value
Debt securities available for sale:
Residential mortgage securities	$175,902	$1,478	$(117)	$177,263
Commercial mortgage securities	32,284	206	(18)	32,472
U.S. Government agency securities	25,000	207	—	25,207
Total securities available for sale	$233,186	$1,891	$(135)	$234,942

Held-to-maturity securities:
Residential mortgage securities	3,722	9	(19)	3,712
Total securities held to maturity	$3,722	$9	$(19)	$3,712

Equity investments:
CRA Mutual Fund	2,258	—	(34)	2,224
Total non-trading equity investment securities	$2,258	$—	$(34)	$2,224

For the three months ended September 30, 2020, there were calls of $25.0 million, at amortized cost, of available-for-sale securities. There were sales and calls of $108.1 million and $30.0 million, at amortized cost, respectively, for the nine months ended September 30, 2020 and calls of $1.1 million for the nine months ended September 30, 2019. The proceeds from sales and calls of securities and associated gains for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Proceeds	$25,000	$—	$141,422	$1,065
Gross gains	$—	$—	$3,286	$—
Tax impact	$—	$—	$(1,036)	$—

Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately. The following tables summarize, by contractual maturity, the amortized cost and fair value of debt securities at September 30, 2020 and December 31, 2019 (in thousands):

	Held-to-Maturity		Available-for-Sale
At September 30, 2020	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
One to five years	—	—	27,997	27,959
Five to ten years	—	—	—	—
After ten years	—	—	—	—
Total	$—	$—	$27,997	$27,959

Residential mortgage securities	$3,050	$3,124	124,411	127,120
Commercial mortgage securities	—	—	26,246	27,255
Total Securities	$3,050	$3,124	$178,654	$182,334

	Held-to-Maturity		Available-for-Sale
At December 31, 2019	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
One to five years	—	—	—	—
Five to ten years	—	—	25,000	25,207
Due after ten years	—	—	—	—
Total	$—	$—	$25,000	$25,207

Residential mortgage securities	$3,722	$3,712	$175,902	$177,263
Commercial mortgage securities	—	—	32,284	32,472
Total Securities	$3,722	$3,712	$233,186	$234,942

There were no securities pledged as collateral at September 30, 2020. At December 31, 2019, there were $126.2 million of securities available for sale pledged as collateral for certain deposits.

At September 30, 2020 and December 31, 2019, all of the residential mortgage securities and commercial mortgage securities held by the Bank were issued by U.S. Government-sponsored entities and agencies.

Securities with unrealized/unrecognized losses at September 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
At September 30, 2020	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities available for sale:
Commercial mortgage securities	$5,477	$(41)	$387	$(1)	$5,864	$(42)
U.S. Government agency securities	27,959	(38)	—	—	27,959	(38)
Total securities available for sale	$33,436	$(79)	$387	$(1)	$33,823	$(80)

	Less than 12 Months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
At December 31, 2019	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities available for sale:
Residential mortgage securities	$22,850	$(52)	$6,728	$(65)	$29,578	$(117)
Commercial mortgage securities	9,911	(18)	—	—	9,911	(18)
Total securities available-for-sale	$32,761	$(70)	$6,728	$(65)	$39,489	$(135)

Held-to-Maturity Securities:
Residential mortgage securities	$—	$—	$1,470	$(19)	$1,470	$(19)
Total securities held to maturity	$—	$—	$1,470	$(19)	$1,470	$(19)

Equity investments:
CRA Mutual Fund	$—	$—	$2,224	$(34)	$2,224	$(34)
Total equity investment securities	$—	$—	$2,224	$(34)	$2,224	$(34)

The unrealized losses on securities are primarily due to the changes in market interest rates subsequent to purchase. The Bank did not consider these securities to be other-than-temporarily impaired at September 30, 2020 or December 31, 2019 since the decline in market value was attributable to changes in interest rates and not credit quality. In addition, the Bank does not intend to sell and does not believe that it is more likely than not that it will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no impairment loss was recognized during the nine months ended September 30, 2020 or for the year ended December 31, 2019.

At September 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans, net of deferred costs and fees, consist of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Real estate
Commercial	$1,842,969	$1,668,236
Construction	100,957	30,827
Multifamily	407,802	375,611
One-to-four family	63,588	82,670
Total real estate loans	2,415,316	2,157,344

Commercial and industrial	528,063	448,619
Consumer	51,419	71,956
Total loans	2,994,798	2,677,919
Deferred fees	(5,248)	(4,970)
Loans, net of deferred fees and unamortized costs	2,989,550	2,672,949
Allowance for loan losses	(33,614)	(26,272)
Balance at the end of the period	$2,955,936	$2,646,677

Included in Commercial and Industrial loans at September 30, 2020 are $3.8 million of Paycheck Protection Program loans.

The portfolio segments in the tables below represent the categories that the Bank uses to determine its Allowance for Loan Losses (“ALLL”). As part of the determination of the ALLL, the Bank considered the effects of COVID-19 on macro-economic conditions such as unemployment rates and the gradual reopening of all non-essential businesses. The Bank also analyzed the impact of COVID-19 on its primary market, which is the New York metropolitan area, as well as the impact on the Bank’s market sectors and its specific clients. Based on current economic conditions, particularly the unemployment rate, and the Bank’s ALLL methodology, the total provision for loan losses for the nine months ended September 30, 2020 was $7.7 million. Included in the provision for loan losses for the nine months ended September 30, 2020 was a $2.6 million specific reserve related to one C&I loan, included in the Bank’s transportation segment, with a principal balance of $3.5 million. This loan became impaired due to COVID-19.

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

The following tables present the activity in the ALLL by segment for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Commercial	Commercial		Multi	One-to-four
Three months ended September 30, 2020	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$18,690	$9,132	$741	$2,739	$242	$961	$32,505
Provision/(credit) for loan losses	(1,611)	2,104	706	(215)	(61)	214	1,137
Loans charged-off	—	(82)	—	—	—	—	(82)
Recoveries	—	54	—	—	—	—	54
Total ending allowance balance	$17,079	$11,208	$1,447	$2,524	$181	$1,175	$33,614

	Commercial	Commercial		Multi	One-to-four
Three months ended September 30, 2019	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$13,006	$6,142	$501	$2,249	$253	$564	$22,715
Provision/(credit) for loan losses	1,223	422	6	104	(31)	280	2,004
Loans charged-off	—	(74)	—	—	—	(201)	(275)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$14,229	$6,490	$507	$2,353	$222	$643	$24,444

	Commercial	Commercial		Multi	One-to-four
Nine months ended September 30, 2020	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$15,317	$7,070	$411	$2,453	$267	$754	$26,272
Provision/(credit) for loan losses	1,762	4,278	1,036	71	(86)	632	7,693
Loans charged-off	—	(254)	—	—	—	(221)	(475)
Recoveries	—	114	—	—	—	10	124
Total ending allowance balance	$17,079	$11,208	$1,447	$2,524	$181	$1,175	$33,614

	Commercial	Commercial		Multi	One-to-four
Nine months ended September 30, 2019	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$9,037	6,257	625	2,047	228	748	$18,942
Provision/(credit) for loan losses	5,192	(3,677)	(118)	306	(6)	226	1,923
Loans charged-off	—	(360)	—	—	—	(331)	(691)
Recoveries	—	4,270	—	—	—	—	4,270
Total ending allowance balance	$14,229	$6,490	$507	$2,353	$222	$643	$24,444

Net charge-offs were $28,000 and $275,000 for the three months ended September 30, 2020 and 2019, respectively. Net charge-offs were $351,000 for the nine months ended September 30, 2020, as compared to net recoveries of $3.6 million for the nine months ended September 30, 2019. Included in the net recoveries during the nine months ended September 30, 2019 were $4.3 million in recoveries, of which $4.2 million related to taxi medallion loans charged-off in 2016 and 2017.

The following tables present the balance in the ALLL and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2020 and December 31, 2019 (in thousands):

	Commercial	Commercial		Multi	One-to-four
At September 30, 2020	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$3,437	$—	$—	$51	$775	$4,263
Collectively evaluated for impairment	17,079	7,771	1,447	2,524	130	400	29,351
Total ending allowance balance	$17,079	$11,208	$1,447	$2,524	$181	$1,175	$33,614
Loans:
Individually evaluated for impairment	$363	$4,512	$—	$—	$1,008	$2,298	$8,181
Collectively evaluated for impairment	1,842,606	523,551	100,957	407,802	62,580	49,121	2,986,617
Total ending loan balance	$1,842,969	$528,063	$100,957	$407,802	$63,588	$51,419	$2,994,798

	Commercial	Commercial		Multi	One-to-four
At December 31, 2019	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$805	$—	$—	$64	$311	$1,180
Collectively evaluated for impairment	15,317	6,265	411	2,453	203	443	25,092
Total ending allowance balance	$15,317	$7,070	$411	$2,453	$267	$754	$26,272
Loans:
Individually evaluated for impairment	$367	$1,047	$—	$—	$3,384	$728	$5,526
Collectively evaluated for impairment	1,667,869	447,572	30,827	375,611	79,286	71,228	2,672,393
Total ending loan balance	$1,668,236	$448,619	$30,827	$375,611	$82,670	$71,956	$2,677,919

The following tables present loans individually evaluated for impairment recognized as of September 30, 2020 and December 31, 2019 (in thousands):

	Unpaid Principal		Allowance for Loan
At September 30, 2020	Balance	Recorded Investment	Losses Allocated
With an allowance recorded:
One-to-four family	$615	$485	$51
Consumer	2,298	2,298	775
Commercial & industrial	4,512	4,512	3,437
Total	$7,425	$7,295	$4,263

Without an allowance recorded:
One-to-four family	$671	$523	$—
Commercial real estate	363	363	—
Commercial & industrial	—	—	—
Total	$1,034	$886	$—

	Unpaid Principal		Allowance for Loan
At December 31, 2019	Balance	Recorded Investment	Losses Allocated
With an allowance recorded:
One-to-four family	$633	$503	$64
Consumer	731	728	311
Commercial & industrial	1,047	1,047	805
Total	$2,411	$2,278	$1,180

Without an allowance recorded:
One-to-four family	3,028	$2,881	$—
Commercial real estate	367	367	—
Total	$3,395	$3,248	$—

The recorded investment in loans excludes accrued interest receivable and loan origination fees.

The following tables present the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Average Recorded	Interest Income
Three months ended September 30, 2020	Investment	Recognized
With an allowance recorded:
One-to-four family	$488	$5
Consumer	2,112	27
Commercial & industrial	5,497	—
Total	$8,097	$32

Without an allowance recorded:
One-to-four family	$524	$3
Commercial real estate	363	—
Total	$887	$3

	Average Recorded	Interest Income
Three months ended September 30, 2019	Investment	Recognized
With an allowance recorded:
One-to-four family	$513	$5
Consumer	316	3
Commercial & industrial	524	—
Total	$1,353	$8

Without an allowance recorded:
One-to-four family	$2,907	$66
Commercial real estate	373	4
Total	$3,280	$70

	Average Recorded	Interest Income
Nine months ended September 30, 2020	Investment	Recognized
With an allowance recorded:
One-to-four family	$494	$13
Consumer	1,330	58
Commercial & industrial	3,272	—
Total	$5,096	$71

Without an allowance recorded:
One-to-four family	$1,115	$13
Commercial real estate	364	4
Commercial & industrial	1,188	—
Total	$2,667	$17

	Average Recorded	Interest Income
Nine months ended September 30, 2019	Investment	Recognized
With an allowance recorded:
One-to-four family	$388	$15
Consumer	207	7
Commercial & industrial	262	—
Total	$857	$22

Without an allowance recorded:
One-to-four family	$1,859	$156
Commercial real estate	377	12
Total	$2,236	$168

For a loan to be considered impaired, management determines whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified non-accrual loans and troubled debt restructurings (“TDRs”). Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

For discussion on modification of loans to borrowers impacted by COVID-19, refer to the “COVID-19 Loan Modifications” section herein.

The following tables present the recorded investment in non-accrual loans and loans past due over 90 days and still accruing, by class of loans, as of September 30, 2020 and December 31, 2019 (in thousands):

At September 30, 2020	Non-accrual	Loans Past Due Over 90 Days Still Accruing
Commercial & industrial	$4,512	$—
Consumer	1,157	954
Total	$5,669	$954

At December 31, 2019	Non-accrual	Loans Past Due Over 90 Days Still Accruing
Commercial & industrial	$1,047	$408
One-to-four family	2,345	—
Consumer	693	—
Total	$4,085	$408

Interest income that would have been recorded for the three and nine months ended September 30, 2020 and 2019 had non-accrual loans been current according to their original terms, was immaterial.

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2020 and December 31, 2019 (in thousands):

			Greater
	30-59	60-89	than 90	Total past	Current
At September 30, 2020	Days	Days	days	due	loans	Total
Commercial real estate	$—	$—	$—	$—	$1,842,969	$1,842,969
Commercial & industrial	3,642	6,665	4,512	14,819	513,244	528,063
Construction	—	—	—	—	100,957	100,957
Multifamily	—	—	—	—	407,802	407,802
One-to-four family	615	—	—	615	62,973	63,588
Consumer	83	25	2,111	2,219	49,200	51,419
Total	$4,340	$6,690	$6,623	$17,652	$2,977,145	$2,994,798

			Greater
	30-59	60-89	than 90	Total past	Current
At December 31, 2019	Days	Days	days	due	loans	Total
Commercial real estate	$—	$—	$—	$—	$1,668,236	$1,668,236
Commercial & industrial	346	—	1,455	1,801	446,818	448,619
Construction	—	—	—	—	30,827	30,827
Multifamily	—	—	—	—	375,611	375,611
One-to-four family	—	—	—	—	82,670	82,670
Consumer	636	14	693	1,343	70,613	71,956
Total	$982	$14	$2,148	$3,144	$2,674,775	$2,677,919

Troubled Debt Restructurings

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired.

Included in impaired loans at September 30, 2020 and December 31, 2019 were $1.4 million of loans modified as TDRs. The Bank allocated specific reserves amounting to $51,000 and $81,000 for TDRs as of September 30, 2020 and December 31, 2019, respectively. There were no loans modified as a TDR during the three and nine months ended

September 30, 2020 or the year ended December 31, 2019. The Bank has not committed to lend additional amounts as of September 30, 2020 to customers with outstanding loans that are classified as TDRs. During the nine months ended September 30, 2020 and September 30, 2019 there were no payment defaults on any loans previously identified as TDRs. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

The following tables present the recorded investment in TDRs by class of loans as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Troubled debt restructurings:
Real Estate:
Commercial real estate	$363	$367
One-to-four family	1,008	1,039
Consumer	—	35
Total troubled debt restructurings	$1,371	$1,441

All TDRs at September 30, 2020 and December 31, 2019 were performing in accordance with their restructured terms.

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

Loans not meeting the criteria above are considered to be pass-rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
At September 30, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$1,842,606	$363	$—	$—	$1,842,969
Commercial & industrial	523,551	—	—	4,512	528,063
Construction	100,957	—	—	—	100,957
Multifamily	407,802	—	—	—	407,802
Total	$2,874,916	$363	$—	$4,512	$2,879,791

		Special
At December 31, 2019	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$1,667,869	$367	$—	$—	$1,668,236
Commercial & industrial	446,612	—	960	1,047	448,619
Construction	30,827	—	—	—	30,827
Multi-family	375,611	—	—	—	375,611
Total	$2,520,919	$367	$960	$1,047	$2,523,293

COVID-19 Loan Modifications

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” allows banks to temporarily suspend certain requirements under GAAP related to TDRs for a limited period to account for the effects of COVID-19. A bank may elect to account for modifications on certain loans under Section 4013 of the CARES Act or, if a loan modification is not eligible under Section 4013, a bank may use the criteria in the COVID-19 Guidance to determine when a loan modification is not a TDR in accordance with ASC 310-40.

As of September 30, 2020, the Company had 107 loans amounting to $329.9 million, or 11% of total loans,that were modified in accordance with the COVID-19 Guidance and the CARES Act.

NOTE 6 – EARNINGS PER SHARE

The computation of basic and diluted earnings per share is shown below (dollars in thousands, except share data):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Basic
Net income per consolidated statements of income	$10,783	$7,683	$27,690	$22,271
Less: Earnings allocated to participating securities	(89)	(133)	(255)	(326)
Net income available to common stockholders	$10,694	$7,550	$27,435	$21,945

Weighted average common shares outstanding including participating securities	8,291,068	8,319,725	8,296,701	8,294,019
Less: Weighted average participating securities	(68,198)	(144,561)	(76,499)	(121,381)
Weighted average common shares outstanding	8,222,870	8,175,164	8,220,202	8,172,638

Basic earnings per common share	$1.30	$0.92	$3.34	$2.69

Diluted
Net income allocated to common stockholders	$10,694	$7,550	$27,435	$21,945

Weighted average common shares outstanding for basic earnings per common share	8,222,870	8,175,164	8,220,202	8,172,638
Add: Dilutive effects of assumed exercise of stock options	92,269	128,060	103,737	123,524
Add: Dilutive effects of assumed vesting of performance based restricted stock units	78,072	45,746	68,116	43,796
Average shares and dilutive potential common shares	8,393,211	8,348,970	8,392,055	8,339,958

Dilutive earnings per common share	$1.27	$0.90	$3.27	$2.63

All stock options and performance based restricted stock units were considered in computing diluted earnings per common share for the three and nine months ended September 30, 2020 and 2019. 45,508 restricted stock units were not considered in the calculation of diluted earnings per share as their inclusion would be anti-dilutive for the three and nine months ended September 30, 2020.

NOTE 7 - STOCK COMPENSATION PLAN

Equity Incentive Plan

On May 28, 2019, the Company's 2019 Equity Incentive Plan (the “2019 EIP”) was approved by stockholders of the Company. Under the 2019 EIP, the maximum number of shares of stock that may be delivered to participants in the form of restricted stock, restricted stock units and stock options, including incentive stock options (“ISO”) and non-qualified stock options, is 340,000, plus any awards that are forfeited under the 2009 Equity Incentive Plan (the “2009 Plan”) after the effective date of the 2019 EIP, which was May 28, 2019.  Under the 2009 Plan, there are 468,382 shares that are subject to outstanding and/or unexercised awards that have been granted and, if forfeited after May 28, 2019, such shares will be available to be granted under the 2019 EIP. Upon expiration, the 628,719 shares that were unauthorized and unissued under the 2009 Plan have expired and may not be granted (and such shares of stock did not roll over to the 2019 EIP).

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

A summary of the status of the Company’s stock options and the changes during the nine months ended September 30, 2020 is presented below:

	Nine Months Ended September 30, 2020
	Number of	Weighted Average
	Options	Exercise Price

Outstanding, beginning of period	231,000	$18.00
Granted	—	—
Exercised	—	—
Cancelled/forfeited	—	—
Outstanding, end of period	231,000	$18.00
Options vested and exercisable at end of period	231,000	$18.00

Weighted average remaining contractual life (years)		3.63

There was no unrecognized compensation cost related to stock options at September 30, 2020 or December 31, 2019.

There was no compensation cost related to stock options for the nine months ended September 30, 2020 and 2019.

The following table summarizes information about stock options outstanding at September 30, 2020:

	At September 30, 2020
Range of Average		Weighted Average	Weighted Average	Weighted Average
Exercise Prices	Number Outstanding at	Remaining Contractual Life	Exercise Price	Intrinsic Price per Share
$10 – 20	231,000	3.63	$18.00	$10.00
$21 – 30	—	—	$—	$—
$10 – 30	231,000	3.63	$18.00	$10.00

There were no stock options exercised during the nine months ended September 30, 2020.

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

In the first quarter of 2020, 60,307 restricted stock units were issued to certain key personnel. These shares vest one-third each year for three years beginning December 15, 2020. No restricted stock units were granted in the second and third quarter of 2020.

Total compensation cost that has been charged against income for restricted stock grants was $277,000 and $340,000 for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019 compensation cost that has been charged against income for restricted stock grants was $1.1 million and $903,000, respectively. As of September 30, 2020, there was $2.3 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 1.93 years.

Additionally, on January 1, 2019, 38,900 restricted shares were granted to members of the Board of Directors in lieu of retainer fees for three years of service. These shares vest one-third each year for three years beginning on December 31, 2019. Total expense for these awards was $100,000 for the three months ended September 30, 2020 and 2019 and $300,000 for nine months ended September 30, 2020 and 2019. As of September 30, 2020, there was $500,000 of unrecognized expense related to these grants. The cost is expected to be recognized over a weighted-average period of 1.25 years.

The following table summarizes the changes in the Company’s restricted stock grants for the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2020
		Weighted Average
	Number of Shares	Grant Date Fair Value

Outstanding, beginning of period	104,838	$29.86
Granted	60,307	45.29
Forfeited	(31,781)	38.24
Vested	(21,738)	21.32
Outstanding at end of period	111,626	$37.48

The total fair value of shares vested was $807,000 for the nine months ended September 30, 2020.

Performance Based Stock Awards

During the first quarter of 2018, the Company established a long-term incentive award program under the 2009 Plan. For each award, Performance Restricted Share Units (“PRSUs”) are eligible to be earned over a three-year performance period based on personal performance and the Company’s relative performance, in each case, as compared to certain measurement goals that were established at the onset of the performance period. These awards were accounted for in accordance with guidance prescribed in ASC Topic 718, Compensation – Stock Compensation. 90,000 PRSUs were awarded under the program. The earned units will be granted at the end of the three-year performance period.

The following table summarizes the changes in the Company’s non-vested PRSU awards for the nine months ended September 30, 2020:

September 30, 2020

Weighted average service inception date fair value of award shares	$4,064,295
Minimum aggregate share payout	12,000
Maximum aggregate share payout	90,000
Likely aggregate share payout	90,000

Total compensation cost that has been charged against income for this plan was $358,000 for the three months ended September 30, 2020 and 2019 and $1.1 million for the nine months ended September 30, 2020 and 2019.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at September 30, 2020 and

December 31, 2019. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At September 30, 2020
Residential mortgage securities	$127,120	$—	$127,120	$—
Commercial mortgage securities	27,255	—	27,255	—
U.S. Government agency securities	27,959		27,959
CRA Mutual Fund	2,311	2,311	—	—
Interest rate cap derivative	686	—	686	—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2019
Residential mortgage securities	$177,263	$—	$177,263	$—
Commercial mortgage securities	32,472	—	32,472	—
U.S. Government agency securities	25,207	—	25,207	—
CRA Mutual Fund	2,224	2,224	—	—

There were no transfers between Level 1 and Level 2 during the three months ended September 30, 2020 and 2019.

There were no material assets measured at fair value on a non-recurring basis at September 30, 2020 or December 31, 2019.

The Bank has engaged an independent pricing service provider to provide the fair values of its financial assets and liabilities measured at amortized cost. This provider follows FASB’s exit pricing guidelines, as required by

ASU 2016-01, when calculating the fair market value.

Carrying amount and estimated fair values of financial instruments at September 30, 2020 and December 31, 2019 were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At September 30, 2020	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$8,991	$8,991	$—	$—	$8,991
Overnight deposits	758,913	758,913	—	—	758,913
Securities available for sale	182,334	—	182,334	—	182,334
Securities held to maturity	3,050	—	3,124	—	3,124
Equity investments	2,311	2,311	—	—	2,311
Loans, net	2,955,936	—	—	2,963,761	2,963,761
Other investments
FRB Stock	7,381	N/A	N/A	N/A	N/A
FHLB Stock	2,718	N/A	N/A	N/A	N/A
Disability Fund	500	—	500	—	500
Time deposits at banks	498	498	—	—	498
Interest rate cap derivative	686	—	686	—	686
Accrued interest receivable	12,524	—	353	12,171	12,524

Financial liabilities:
Non-interest-bearing demand deposits	$1,553,241	$1,553,241	$—	$—	$1,553,241
Money market and savings deposits	1,877,420	1,877,420	—	—	1,877,420
Time deposits	96,965	—	98,254	—	98,254
Federal Home Loan Bank of New York advances	—	—	—	—	—
Trust preferred securities payable	20,620	—	—	20,005	20,005
Subordinated debt, net of issuance cost	24,643	—	25,313	—	25,313
Accrued interest payable	479	6	357	116	479

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2019	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$8,116	$8,116	$—	$—	$8,116
Overnight deposits	381,104	381,104	—	—	381,104
Securities available for sale	234,942	—	234,942	—	234,942
Securities held to maturity	3,722	—	3,712	—	3,712
Equity investments	2,224	2,224	—	—	2,224
Loans, net	2,646,677	—	—	2,609,233	2,609,233
Other investments
FRB Stock	7,317	N/A	N/A	N/A	N/A
FHLB Stock	8,122	N/A	N/A	N/A	N/A
SBA Loan Fund	5,000	N/A	N/A	N/A	N/A
Disability Fund	500	—	500	—	500
Time deposits at banks	498	498	—	—	498
Accrued interest receivable	8,862	—	544	8,318	8,862

Financial liabilities:
Non-interest-bearing demand deposits	$1,090,479	$1,090,479	$—	$—	$1,090,479
Money market and savings deposits	1,589,920	1,589,920	—	—	1,589,920
Time deposits	110,375	—	110,800	—	110,800
Federal Home Loan Bank of New York advances	144,000	—	144,229	—	144,229
Trust preferred securities payable	20,620	—	—	20,011	20,011
Subordinated debt, net of issuance cost	24,601	—	25,375	—	25,375
Accrued interest payable	1,229	14	1,009	206	1,229

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Income, net of tax, for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Beginning balance	$1,169	$547	$1,207	$(473)
Cumulative effect of adopting new accounting standard ASU 2016-01, net of taxes	—	—	—	68
Balance net of cumulative effect of adopting ASU 2016-01	$1,169	$547	$1,207	$(405)

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale
Unrealized holding gain arising during the period	$100	$1,740	$5,210	$3,134
Reclassification adjustment for gain included in net income	—	—	(3,286)	—
Tax effect	(43)	(548)	(620)	(990)
Net of tax	$57	$1,192	$1,304	$2,144

Unrealized loss on cash flow hedges
Unrealized holding gain loss arising during the period	$(218)	$—	$(2,095)	$—
Tax effect	76	—	668	—
Net of tax	$(142)	$—	$(1,427)	$—

Net current period other comprehensive income	$(85)	$1,192	$(123)	$2,144

Ending balance	$1,084	$1,739	$1,084	$1,739

There were no amounts related to the gain on the sale of securities that were reclassified out of accumulated other comprehensive income during the three and nine months ended September 30, 2019. The following table shows the amounts reclassified out of each component of accumulated other comprehensive income for the gain on the sale of securities during the three and nine months ended September 30, 2020 (in thousands):

	Three months ended September 30, 2020	Nine months ended September 30, 2020	Affected line item in the Consolidated Statements of Operations
Amounts reclassified from accumulated other comprehensive income	$—	$3,286	Gain on sale of securities
Income tax expense	—	(1,036)	Income tax expense
Total reclassifications, net of income tax	$—	$2,250

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

The following off-balance-sheet financial instruments, whose contract amounts represent credit risk, are outstanding at September 30, 2020 and December 31, 2019 (in thousands):

	At September 30, 2020		At December 31, 2019
		Variable		Variable
	Fixed Rate	Rate	Fixed Rate	Rate
Undrawn lines of credit	$18,944	$267,775	$17,204	$193,767
Letters of credit	39,836	—	47,743	—
Total	$58,780	$267,775	$64,947	$193,767

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within two years. At September 30, 2020, the Bank’s fixed rate loan commitments had interest rates ranging from 3.0% to 5.6% and the Bank’s variable rate loan commitments had interest rates ranging from 2.0% to 8.3%, with a maturity of one year or more. At December 31, 2019, the Bank’s fixed rate loan commitments had interest rates ranging from 3.0% to 5.6% and the Bank’s variable rate loan commitments had interest rates ranging from 3.5% to 9.8%, with a maturity of one year or more. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Bank or other financial institutions and securities.

The Bank’s stand-by letters of credit amounted to $39.8 million and $47.7 million as of September 30, 2020 and December 31, 2019, respectively. The Bank’s stand-by letters of credit are collateralized by interest-bearing accounts of $26.8 million and $29.8 million as of September 30, 2020 and December 31, 2019, respectively. The stand-by letters of credit mature within one year.

NOTE 11 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, as of January 1, 2019. All of the Company’s revenue from contracts with customers that are in the scope of the accounting guidance are recognized in non-interest income. The following table presents the Company’s sources of non-interest income, within the scope of the ASU, for the three and nine months ended September 30, 2020 and September 30, 2019 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Service charges on deposit accounts	$863	$852	$2,747	$2,579
Prepaid third-party debit card income	2,572	1,482	6,301	4,161
Other service charges and fees	202	349	1,238	940
Total	$3,637	$2,683	$10,286	$7,680

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

The interest rate cap had a notional amount of $300.0 million as of September 30, 2020 and was designated as a cash flow hedge of certain deposit liabilities of the Bank. The hedge was determined to be effective during the three and nine months ended September 30, 2020. The Company expects the hedge to remain effective during the remaining term of the contract.

The following table reflects the derivatives recorded on the balance sheet at September 30, 2020 (in thousands):

At September 30, 2020	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate caps related to customer deposits	$300,000	$686
Total included in Other Assets	$300,000	$686

The effect of cash flow hedge accounting on accumulated other comprehensive income at September 30, 2020 is as follows (in thousands):

At September 30, 2020	Amount of Loss Recognized in OCI, net of tax		Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income

Interest rate caps related to customer deposits	$1,427	$	N/A	$—

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

Recent Events

In April 2019, the Company executed a lease agreement to expand the space occupied at its headquarters at 99 Park Ave., New York, New York. The Company took possession of the new space during the third quarter of 2019 and commenced renovations, which were completed during the third quarter of 2020. When the Company took possession of the new space, rent expense increased by $615,000 a quarter. The Company vacated its previous space in July 2020. As a result, beginning in August 2020, the Company has ceased rent payments on the former space resulting in a reduction of rent expense of approximately $195,000 per quarter.

The Novel Coronavirus

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home beginning in April 2020. While many regions in the United States have started to reopen in phases, this process has been protracted, especially in New York City, the Company’s primary market area. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment and the stock market, and in particular bank stocks, have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed legislation that provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.  Finally, the spread of COVID-19 has caused the Bank to modify its business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  The Bank has 50% of its employees working remotely and may take further actions that may be required by government authorities or that the Bank determines are in the best interests of its employees, customers and business partners. See “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in this Report for further discussion on the risks to the Bank due to COVID-19.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements, included in its 2019 Annual Report on Form 10-K, contains a summary of the Company’s critical accounting policies. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policy, which involves the most complex or subjective decisions or assessments, is as follows:

Allowance for Loan Losses

The ALLL has been determined in accordance with U.S. generally accepted accounting principles. The Bank is responsible for the timely and periodic determination of the amount of the allowance required. Management believes that the ALLL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in the Bank’s portfolio for which certain losses are probable but not specifically identifiable.

Although management evaluates available information to determine the adequacy of the ALLL, the level of allowance is an estimate which is subject to significant judgment and short-term change. Because of uncertainties associated with local economic, operating, regulatory and other conditions, the impact of the COVID-19 pandemic, collateral values and future cash flows of the loan portfolio, it is possible that a material change could occur in the ALLL in the near term. The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, the Company may ultimately incur losses that vary from management’s current estimates. Adjustments to the ALLL will be reported in the period such adjustments become known or can be reasonably estimated. All loan losses are charged to the ALLL when the loss actually occurs or when the collectability of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

On September 7, 2020, the Bank implemented its Return-to-Work Plan, which allowed for up to 50% of employees to return to work. The Bank is monitoring conditions in New York City and the surrounding areas and will revise the Return-to-Work Plan, as necessary.  The Bank requires certain health protocols to be followed by all employees including, but not limited to, daily temperature checks prior to entering the common workspace, daily health certifications by employees, office cleaning measures, social distancing practices and the use of face coverings in all common areas.

The Bank’s actions ensured, and continue to ensure, the Bank’s uninterrupted operational effectiveness, while safeguarding the health and safety of its customers and employees. The Pandemic Plan and Return-to-Work Plan incorporate guidance from the regulatory and health communities, as implemented and monitored by the Bank’s Business Continuity Response Team. The Bank’s branch network continues to serve the local community and its online platforms facilitate alternate methods for its customers to meet their financial needs. While COVID-19 has resulted in widespread disruption to the lives and businesses of the Bank’s customers and employees, the Bank’s Pandemic Plan has enabled the Bank to remain focused on assisting customers and ensuring that the Bank remains fully operational.

Financial Impact

Loan Portfolio and Modifications

The Bank has taken several steps to assess the financial impact of COVID-19 on its business, including contacting customers to determine how their business was being affected and analyzing the impact of the virus on the different industries that the Bank serves.

Loan Portfolio: As of September 30, 2020, total loans consisted primarily of commercial real estate loans (“CRE”), commercial and industrial loans (“C&I”) and multi-family mortgage loans. At September 30, 2020, the Bank’s loan portfolio includes loans to the following industries (dollars in thousands):

	September 30, 2020
	Balance	% of Total Loans

CRE (1)
Skilled Nursing Facilities	$561,880	18.8%
Multi-family	407,802	13.6%
Retail	225,116	7.5%
Mixed use	207,397	6.9%
Office	172,448	5.8%
Hospitality	133,621	4.5%
Construction	100,957	3.4%
Other	510,285	17.1%
Total CRE	$2,319,506	77.6%

C&I (2)
Healthcare	$119,953	4.0%
Skilled Nursing Facilities	98,218	3.3%
Finance & Insurance	101,496	3.4%
Wholesale	26,927	0.9%
Manufacturing	16,192	0.5%
Transportation	11,567	0.4%
Retail	4,200	0.1%
Recreation & Restaurants	16,905	0.6%
Other	124,227	4.2%
Total C&I	$519,685	17.4%

(1)	Commercial real estate, not including one-to-four family loans and participations
(2)	Net of premiums and overdraft adjustments

The largest concentration in the loan portfolio is to the healthcare industry, which amounted to $780.1 million, or 26.1% of total loans at September 30, 2020, including $660.1 million in loans to skilled nursing facilities (“SNF”). The Bank has not noted any significant impact on SNF loans because of COVID-19 as the demand for nursing home beds remains strong and cash flows have not been significantly affected.

Loan Modifications: The Bank has been working with customers to address their needs during this pandemic. Loan customers have requested various forms of relief during this period of financial stress, including payment deferrals, interest rate reductions and extensions of maturity dates.

The following is a summary of loan modifications requested and in process as of September 30, 2020 and June 30, 2020 (dollars in thousands):

At September 30, 2020	CRE		C&I		1-4 Family		Consumer		Total
Type of Modification	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans

Defer monthly principal payments (1)	$150,151	32	$503	1	$—	—	$—	—	$150,654	33
Full payment deferral (2)	120,870	15	7,983	5	4,098	12	2,685	33	135,636	65
Allow the use of reserve accounts	5,000	1	1,400	1	—	—	—	—	6,400	2
Cease escrowing for tax payments	4,000	1	—	—	—	—	—	—	4,000	1
Interest rate reduction (3)	29,703	5	3,532	1	—	—	—	—	33,235	6
	$309,724	54	$13,418	8	$4,098	12	$2,685	33	$329,925	107

(1)	Waived principal payments for 2 to 9 months.
(2)	Deferred principal and interest payments or interest-only payments for 3 to 6 months. Deferred payments will be repaid during 2021.
(3)	Rate reduced by approximately 100 basis points.

At June 30, 2020	CRE		C&I		1-4 Family		Consumer		Total
Type of Modification	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans

Defer monthly principal payments (1)	$199,784	44	$5,536	20	$—	—	$—	—	$205,320	64
Reduce monthly principal payments (2)	—	—	3,829	1	—	—	—	—	3,829	1
Full payment deferral (3)	179,803	23	43,932	113	8,670	23	5,356	63	237,761	222
Allow the use of reserve accounts	29,500	3	1,400	1	—	—	—	—	30,900	4
Cease escrowing for tax payments	4,000	1	—	—	—	—	—	—	4,000	1
Interest rate reduction (4)	41,636	7	4,132	1	—	—	—	—	45,768	8
	$454,723	78	$58,829	136	$8,670	23	$5,356	63	$527,578	300

(1)	Waived principal payments for 2 to 9 months.

(2)    Reduced monthly principal payments for 3 months.

(3)	Deferred principal and interest payments or interest-only payments for 3 to 6 months. Deferred payments will be repaid during 2021.
(4)	Rate reduced by approximately 100 basis points.

Total loan modifications decreased by 37.5% in the quarter, to $329.9 million at September 30, 2020. The largest decrease in modifications were in full payment deferrals, which declined by 43.0% in the quarter principally due to loans returning to normal payment terms. Loan modifications as a percentage of total loans decreased to 11.0% at September 30, 2020, as compared to 18.2% at June 30, 2020.

The following is a summary of the weighted average loan-to-value ratio (“LTV”) for CRE, C&I owner-occupied and 1-4 Family loan modifications requested and in process as of September 30, 2020 (dollars in thousands):

Industry	Total Modifications	Weighted Average LTV

CRE:
Retail	$51,235	46.5%
Hospitality	81,554	50.6%
Office	16,732	27.5%
Mixed-Use	32,007	55.6%
Multifamily	62,332	22.0%
Warehouse	21,021	37.3%
Other	44,843	72.2%
Total CRE	$309,724	45.7%
C&I Owner-Occupied:
Real Estate Secured	$7,735	69.3%
1-4 Family
Residential Real Estate	$4,098	49.9%

Total	$321,557	46.3%

Allowance for Loan Losses:  The Bank continues to assess the impact of the pandemic on its financial condition, including the determination of the allowance for loan losses.  As part of that assessment, the Bank considers the effects of the impact of COVID-19 on macro-economic conditions such as unemployment rates and the gradual re-opening of all non-essential businesses.  The Bank also analyzed the impact of COVID-19 on its primary market, which is the New York metropolitan area, as well as the impact on the Bank’s market sectors and its specific clients.

Based on current economic conditions, including the negative impact of COVID-19, and our ALLL methodology, the total provision for loan losses for the nine months ended September 30, 2020 was $7.7 million.

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

The Bank has not yet adopted ASU No. 2016-13, Financial Instruments – Credit Losses, which requires the measurement of all expected credit losses (“CECL”) for financial assets. The Bank is currently developing CECL models and evaluating its potential impact on the Bank’s ALLL.

Goodwill

The Company has evaluated goodwill for impairment resulting from COVID-19 and has concluded that no impairment existed at September 30, 2020. Management will continue to monitor if a triggering event requiring further goodwill impairment testing has occurred.

Liquidity

During periods of economic stress, such as during the COVID-19 pandemic, the Bank closely monitors deposit trends and the Bank’s liquidity position. At September 30, 2020, deposits totaled $3.53 billion, an increase of $736.9 million from total deposits of $2.79 billion at December 31, 2019. On September 30, 2020, total cash and cash equivalents amounted to

$767.9 million, or 19.2% of total assets, and securities available for sale amounted to $182.3 million, or 4.6% of total assets. In addition, the Bank has available borrowing capacity of $488.5 million from the Federal Home Loan Bank of New York and an available line of credit of $131.1 million with the Federal Reserve Bank of New York. Management believes that the Bank has ample liquidity to address the COVID-19 uncertainties and remains vigilant in assessing its potential liquidity needs during this period.

Capital

At September 30, 2020, the Company and the Bank were considered well-capitalized. See regulatory ratios under the “Regulation” section herein.

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Summary

The Company had total assets of $4.00 billion at September 30, 2020, as compared to $3.36 billion at December 31, 2019. Loans, net of deferred fees and unamortized costs, increased by $316.6 million, or 11.9%, to $2.99 billion at September 30, 2020, as compared to $2.67 billion at December 31, 2019. This increase primarily included net increases of $277.1 million in CRE, construction and multifamily loans and $78.4 million in C&I loans, partially offset by paydowns and amortization of $38.6 million in 1-4 Family and Consumer loans.

Total cash and cash equivalents increased $378.7 million, or 97.3%, to $767.9 million at September 30, 2020, as compared to $389.2 million at December 31, 2019. The increases in cash and cash equivalents reflect the strong growth in deposits of $736.9 million that exceeded growth in loans of $316.6 million. Total securities, primarily those classified as AFS, decreased by $53.2 million, or 22.1% to $187.7 million at September 30, 2020, as compared to $240.9 million at December 31, 2019. AFS securities decreased primarily due to sales of $108.1 million, calls of $30.0 million and maturities and paydowns of $43.1 million, partially offset by purchases of $127.7 million.

Total deposits increased $736.9 million, or 26.4%, to $3.53 billion at September 30, 2020, as compared to $2.79 billion at December 31, 2019. This was due to increases of $274.1 million in interest-bearing deposits to $1.97 billion at September 30, 2020, as compared to $1.70 billion at December 31, 2019, and $462.8 million in non-interest-bearing deposits to $1.55 billion at September 30, 2020, as compared to $1.09 billion at December 31, 2019. The increase in deposits was primarily due to growth in the Bank’s bankruptcy and property management accounts, as well as deposit growth in the Bank’s retail network.

Total stockholders’ equity increased $29.5 million to $328.6 million at September 30, 2020, as compared to $299.1 million at December 31, 2019. The increase was primarily due to net income of $27.7 million for the nine months ended September 30, 2020, an increase of $1.3 million in the fair value of AFS securities and an increase of $1.9 million in additional paid-in-capital related to stock-based employee compensation, offset by a $1.4 million decrease in the fair value of an interest rate cap derivative, which qualified as a cash flow hedge.

The Company and the Bank meet all the requirements to be considered “Well-Capitalized” under applicable regulatory guidelines.  At September 30, 2020, total CRE loans were 417.3% of risk-based capital, as compared to 412.5% at December 31, 2019.

Investment Securities

The following tables summarize the amortized cost and fair value of securities available for sale and securities held to maturity at September 30, 2020 and December 31, 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
At September 30, 2020	Cost	Gains	Losses	Fair Value
Debt securities available for sale:
Residential mortgage securities	$124,411	$2,709	$—	$127,120
Commercial mortgage securities	26,246	1,051	(42)	27,255
U.S. Government agency securities	27,997	—	(38)	27,959
Total securities available-for-sale	$178,654	$3,760	$(80)	$182,334

Held-to-maturity securities:
Residential mortgage securities	$3,050	$74	$—	$3,124
Total securities held-to-maturity	$3,050	$74	$—	$3,124

Equity investments:
CRA Mutual Fund	$2,290	$21	$—	$2,311
Total non-trading equity investment securities	$2,290	$21	$—	$2,311

		Gross	Gross
	Amortized	Unrealized	Unrealized
At December 31, 2019	Cost	Gains	Losses	Fair Value
Debt securities available for sale:
Residential mortgage securities	$175,902	$1,478	$(117)	$177,263
Commercial mortgage securities	32,284	206	(18)	32,472
U.S. Government agency securities	25,000	207	—	25,207
Total securities available for sale	$233,186	$1,891	$(135)	$234,942

Held-to-maturity securities:
Residential mortgage securities	3,722	9	(19)	3,712
Total securities held to maturity	$3,722	$9	$(19)	$3,712

Equity investments:
CRA Mutual Fund	2,258	—	(34)	2,224
Total non-trading equity investment securities	$2,258	$—	$(34)	$2,224

There were no securities pledged as collateral at September 30, 2020. At December 31, 2019, there were $126.2 million of securities available for sale pledged as collateral for certain deposits.

Loans

At September 30, 2020, gross loans before deferred fees and unamortized costs were $2.99 billion, or 74.8% of total assets, compared to $2.67 billion, or 79.5% of total assets, at December 31, 2019. The following table sets forth the composition of the Bank’s gross loan portfolio before deferred fees and unamortized costs, by type of loan at the dates indicated (dollars in thousands):

	At September 30,		At December 31,
	2020		2019
	Loan Balance	% of total loans	Loan Balance	% of total loans
Real Estate:
Commercial	$1,842,969	61.5%	$1,668,236	62.2%
Construction	100,957	3.4	30,827	1.2
Multifamily	407,802	13.6	375,611	14.0
One-to-four family	63,588	2.1	82,670	3.1
Commercial and industrial	528,063	17.6	448,619	16.8
Consumer	51,419	1.8	71,956	2.7
Total loans	$2,994,798	100.0%	$2,677,919	100.0%

Total gross loans increased $316.9 million, or 11.8%, to $2.99 billion at September 30, 2020, as compared to $2.68 billion at December 31, 2019.  This increase included net increases of $277.1 million in CRE, construction and multifamily loans and $79.4 million in C&I loans, partially offset by paydowns and amortization of $39.6 million in 1-4 Family and Consumer loans. For the three and nine months ended September 30, 2020, the Bank’s loan production was $183.3 million and $513.2 million, respectively, as compared to $267.7 million and $839.7 million for the three and nine months ended September 30, 2019, respectively. The Bank was more selective with regard to loan production for the three and nine months ended September 30, 2020, whereby the Bank looked to originate higher-yielding loans, resulting in lower loan production volumes as compared to the same periods in 2019 as management continued to execute on its net interest margin strategies.

Asset Quality

Non-Performing Assets

Non-performing assets consist of non-accrual loans, accruing loans that are 90 days or more past due, consumer loans placed in forbearance with payments past due over 90 days and still accruing, non-accrual TDRs, and other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure. Non-performing loans exclude TDRs that are accruing and have been performing in accordance with the terms of their restructure agreement for at least six months.  In accordance with the COVID-19 Guidance, non-performing loans do not include loan modifications that are due over 90 days due to COVID-19. See “Note 4 – Loans and Allowance for Loan Losses – COVID-19 Loan Modifications.”

At September 30, 2020 and December 31, 2019, the Bank had no non-performing TDRs and no foreclosed real estate. The past due status on all loans is based on the contractual terms of the loan. It is generally the Bank’s policy that a loan 90 days past due be placed on non-accrual status unless factors exist that would eliminate the need to place a loan in this status. A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. At the time loans are placed on non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed. All payments received on non-accrual loans are generally applied to principal. Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Bank expects to receive all of its original principal and interest. In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept on non-accrual status until the entire principal balance has been recovered.

The table below sets forth the amounts and categories of the Company’s non-performing assets and troubled debt restructurings at the dates indicated (dollars in thousands):

	September 30, 2020	December 31, 2019
Non-performing loans and assets:
Non-accrual loans:
Real Estate:
One-to-four family	$—	$2,345
Commercial and industrial	4,512	1,047
Consumer	1,157	693
Total non-accrual loans	$5,669	$4,085
Accruing loans 90 days or more past due	954	408
Total non-performing loans and assets	$6,623	$4,493

Troubled debt restructurings:
Real Estate:
Commercial	$363	$367
One-to-four family	1,008	1,039
Consumer	—	35
Total troubled debt restructurings	$1,371	$1,441

Ratios:
Total non-performing loans to total loans	0.22%	0.17%
Total non-performing loans to total assets	0.17%	0.13%
Total non-performing assets to total assets	0.17%	0.13%

Interest income that would have been recorded for the three months ended September 30, 2020 and 2019, had non-accrual and TDR loans been current according to their original terms, was immaterial.

Non-Performing Loans

Non-performing loans totaled $6.6 million at September 30, 2020 as compared to $4.5 million at December 31, 2019. The increase in non-performing loans at September 30, 2020 was primarily due to one C&I loan, included in the Bank’s Transportation segment, in the amount of $3.5 million. This loan was adversely affected by COVID-19. This addition to non-accrual loans was offset by a one-to-four family loan in the amount of $2.4 million, which was placed on non-accrual status in June 2019 and was taken off of non-accrual status following the borrower making current payments for six consecutive months since then. Accruing loans 90 days of more past due increased by $546,000 due to an increase in loans placed in forbearance in the Bank’s consumer loan portfolio.

Non-performing assets were 0.17% of total assets at September 30, 2020, as compared to 0.13% of total assets at December 31, 2019.

Troubled Debt Restructurings

The Bank works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Bank has modified the terms of select loans to maximize their collectability. The modified loans are considered TDRs under current accounting guidance unless the loan was modified pursuant to the

COVID-19 Guidance or the CARES Act (see “Note 4 – Loans and Allowance for Loan Losses – COVID-19 Loan Modifications).”

Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. The Company had no non-accrual TDRs at September 30, 2020 or December 31, 2019. As of both September 30, 2020 and December 31, 2019, the Bank had $1.4 million of accruing TDRs. These loans were performing in accordance with their restructured terms.

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

Allowance for Loan Losses

The ALLL is an amount that management believes is adequate to absorb probable incurred losses on existing loans. The ALLL is established based on management’s evaluation of the probable incurred losses inherent in the Bank’s portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances.

The ALLL was $33.6 million at September 30, 2020, as compared to $26.3 million at December 31, 2019. The ratio of ALLL to total loans was 1.12% at September 30, 2020, as compared to 0.98% at December 31, 2019. The increase in the ALLL was driven by loan growth as well as changes in the economy, including the negative impact of the COVID-19 pandemic on the economy.

Net charge-offs for the three months ended September 30, 2020 and 2019 were $28,000 and $275,000, respectively. Net charge-offs for the nine months ended September 30, 2020 were $351,000, as compared to net recoveries of $3.6 million for nine months ended September 30, 2019. Recoveries for the nine months ended September 30, 2019 were $4.3 million, which included $4.2 million of recoveries related to medallion loans charged off in 2017 and 2016.

Summary of Loan Loss Experience

The following tables present a summary by loan portfolio segment of the ALLL, loan loss experience, and provision for loan losses for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$32,505	$22,715	$26,272	$18,942
Charge-offs:
Commercial and industrial	(82)	(74)	(254)	(360)
Consumer	—	(201)	(221)	(331)
Total charge-offs	(82)	(275)	(475)	(691)
Recoveries:
Commercial and industrial	54	—	114	4,270
Consumer	—	—	10	—
Total recoveries	54	—	124	4,270

Net (charge-offs) recoveries	(28)	(275)	(351)	3,579
Provision for loan losses	1,137	2,004	7,693	1,923
Balance at end of period	$33,614	$24,444	33,614	24,444

Deposits

The table below summarizes the Bank’s deposit composition by segment for the periods indicated (dollars in thousands):

	At September 30, 2020	At December 31, 2019	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$1,553,241	$1,090,479	$462,762	42.4%
Money market	1,862,191	1,573,716	288,475	18.3
Savings accounts	15,229	16,204	(975)	(6.0)
Time deposits	96,965	110,375	(13,410)	(12.1)
Total	$3,527,626	$2,790,774	$736,852	26.4

The Company’s primary deposit strategy is to fund the Bank with stable deposits. Corporate cash management deposits amounted to $1.47 billion, or 41.6% of total deposits, at September 30, 2020, as compared to $1.28 billion, or 45.9% of total deposits, at December 31, 2019. Corporate cash management deposit holders are clients who are in possession of or have discretion over large deposits such as, but not limited to, property management companies, title companies and bankruptcy trustees and were comprised of approximately 11,000 accounts at September 30, 2020. The Bank has developed money market products and interest-bearing demand accounts that are tiered to provide these large depositors with an indexed rate that is based on their expected duration and minimum deposit balances. The repricing characteristics of these deposits complement the repricing characteristics of the Bank’s variable-rate loans and are a component of the Company’s management of net interest margin. Bankruptcy trustee accounts require the use of software provided by a third-party to allow clients to manage their accounts. The software fees related to these accounts, which had deposit balances of $812.9 million at September 30, 2020, are included in non-interest expense and amounted to $2.0 million and $7.7 million for the three and nine months ended September 30, 2020, respectively.

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

Borrowings

The Bank did not have any Federal Home Loan Bank (“FHLB”) advances at September 30, 2020. FHLB advances amounted to $144.0 million at December 31, 2019.

At September 30, 2020, the Bank has available borrowing capacity of $488.5 million from the FHLB and an available line of credit of $131.1 million with the Federal Reserve Bank of New York (“FRBNY”). At December 31, 2019, the Bank had an available borrowing capacity of $293.8 million from the FHLB and an available line of credit of $99.2 million with the FRBNY. The Bank had no borrowings outstanding from the FRBNY at September 30, 2020 and December 31, 2019.

On December 7, 2005, the Company established MetBank Capital Trust I, a Delaware statutory trust (“Trust I”). The Company owns all of the common capital securities of Trust I in exchange for contributed capital of $310,000. Trust I issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust I’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust I, mature on December 9, 2035 and bear interest at a floating rate of 3-month LIBOR plus 1.85%. The Debentures became callable after five years. At September 30, 2020, the Debentures bore an interest rate of 2.13%.

On July 14, 2006, the Company established MetBank Capital Trust II, a Delaware statutory trust (“Trust II”). The Company owns all of the common capital securities of Trust II in exchange for contributed capital of $310,000. Trust II issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust II’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures II”) issued by the Company. The Debentures II, the sole assets of Trust II, mature on October 7, 2036, and bear interest at a floating rate of 3-month LIBOR plus 2.00%. The Debentures II became callable after five years of issuance. At September 30, 2020 the Debentures II bore an interest rate of 2.28%.

The terms of these trust preferred securities will be impacted by the transition from LIBOR to an alternative U.S. dollar reference interest rate, potentially the Secured Overnight Financing Rate (“SOFR”), in 2022. Management is currently evaluating the impact of the transition on the trust preferred securities payable.

On March 8, 2017, the Company issued $25 million of subordinated notes to accredited institutional investors. The notes mature on March 15, 2027 and bear an interest rate of 6.25% per annum. The interest is paid semi-annually each year through March 15, 2022 and quarterly thereafter.

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

Secured Borrowings

The Bank has loan participation agreements with counterparties. The Bank is generally the servicer for these loans. If the transfer of the participation interest does not qualify for sale treatment under current accounting guidance, the amount of the loan transferred is recorded as a secured borrowing. There were $32.2 million and $43.0 million in secured borrowings as of September 30, 2020 and December 31, 2019, respectively.

Results of Operations

Net income increased $3.1 million to $10.8 million for the third quarter of 2020, as compared to $7.7 million for the third quarter of 2019. This increase was due primarily to increases of $6.3 million in net interest income and $937,000 in non-interest income, partially offset by a $3.4 million increase in non-interest expense and a $1.5 million increase in income tax expense.

Net income increased $5.4 million to $27.7 million for nine months ended September 30, 2020, as compared to $22.3 million for the nine months ended September 30, 2019. This increase was primarily due to increases of $21.9 million in net interest income and $5.9 million in non-interest income, partially offset by a $13.8 million increase in non-interest expense, a $5.8 million increase in provision for loan losses and a $2.7 million increase in income tax expense.

Net Interest Income

Net interest income is the difference between interest earned on assets and interest incurred on liabilities. The following tables present an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2020 and 2019. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. Yields and costs were derived by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Average balances were derived from daily balances over the periods indicated. Interest income included fees that management considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Non-accrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	Three months ended September 30,
	2020				2019
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/Rate (annualized)		Average Outstanding Balance	Interest	Yield/Rate (annualized)
Assets:
Interest-earning assets:
Loans (1)	$2,946,359	$34,844	4.66%		$2,419,774	$31,208	5.03%
Available-for-sale securities	180,698	582	1.26%		238,384	1,521	2.55%
Held-to-maturity securities	3,181	14	1.71%		4,050	20	1.98%
Equity investments - non-trading	2,284	10	1.63%		2,237	13	2.32%
Overnight deposits	854,737	299	0.14%		420,982	2,436	2.30%
Other interest-earning assets	14,680	196	5.22%		21,983	298	5.31%
Total interest-earning assets	4,001,939	35,945	3.54%		3,107,410	35,496	4.47%
Non-interest-earning assets	57,545				46,886
Allowance for loan and lease losses	(33,118)				(23,196)
Total assets	$4,026,366				$3,131,100

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market, savings and other interest-bearing accounts	$1,818,436	$2,258	0.49%		$1,426,576	$7,163	1.99%
Certificates of deposit	97,685	423	1.72%		112,856	718	2.52%
Total interest-bearing deposits	1,916,121	2,681	0.56%		1,539,432	7,881	2.03%
Borrowed funds	125,841	940	2.92%		202,047	1,562	3.03%
Total interest-bearing liabilities	2,041,962	3,621	0.71%		1,741,479	9,443	2.15%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,583,037				1,075,781
Other non-interest-bearing liabilities	76,491				27,193
Total liabilities	3,701,490				2,844,453

Stockholders' Equity	324,876				286,647
Total liabilities and equity	$4,026,366				$3,131,100

Net interest income		$32,324				$26,053
Net interest rate spread (2)			2.83%				2.32%
Net interest-earning assets	$1,959,977				$1,365,931
Net interest margin (3)			3.18%				3.26%
Ratio of interest earning assets to interest bearing liabilities			1.96	x			1.78	x
(1)	Amount includes deferred loan fees and non-performing loans.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

	Nine months ended September 30,
	2020				2019

(dollars in thousands)	Average Outstanding Balance	Interest	Yield/Rate (annualized)		Average Outstanding Balance	Interest	Yield/Rate (annualized)
Assets:
Interest-earning assets:
Loans (1)	$2,826,845	$100,655	4.75%		$2,208,125	$84,277	5.09%
Available-for-sale securities	179,845	2,536	1.85%		108,526	2,068	2.54%
Held-to-maturity securities	3,408	47	1.81%		4,270	65	2.03%
Equity investments - non-trading	2,274	32	1.85%		2,225	39	2.29%
Overnight deposits	707,125	2,266	0.43%		331,637	5,957	2.40%
Other interest-earning assets	18,189	700	5.06%		22,562	908	5.31%
Total interest-earning assets	3,737,686	106,236	3.79%		2,677,345	93,314	4.65%
Non-interest-earning assets	58,040				42,752
Allowance for loan and lease losses	(30,461)				(21,401)
Total assets	$3,765,265				$2,698,696

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market, savings and other interest-bearing accounts	$1,742,611	$9,867	0.76%		$1,134,004	$16,434	1.94%
Certificates of deposit	99,805	1,497	2.00%		110,256	2,029	2.46%
Total interest-bearing deposits	1,842,416	11,364	0.82%		1,244,260	18,463	1.98%
Borrowed funds	157,729	3,417	2.85%		218,537	5,283	3.19%
Total interest-bearing liabilities	2,000,145	14,781	0.99%		1,462,797	23,746	2.17%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,378,512				933,938
Other non-interest-bearing liabilities	71,210				23,947
Total liabilities	3,449,867				2,420,682

Stockholders' Equity	315,398				278,014
Total liabilities and equity	$3,765,265				$2,698,696

Net interest income		$91,455				$69,568
Net interest rate spread (2)			2.80%				2.48%
Net interest-earning assets	$1,737,541				$1,214,548
Net interest margin (3)			3.26%				3.47%
Ratio of interest earning assets to interest bearing liabilities			1.87	x			1.83	x

(1)	Amount includes deferred loan fees and non-performing loans.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

Net interest margin decreased 8 basis points to 3.18% for the third quarter of 2020, as compared to 3.26% for the third quarter of 2019. Total average interest-earning assets increased $894.5 million to $4.00 billion for the third quarter of 2020, as compared to $3.11 billion for the third quarter of 2019. The total yield on average interest-earning assets decreased 93 basis points to 3.54% for the third quarter of 2020, as compared to 4.47% for the third quarter of 2019. The cost of interest-bearing liabilities decreased 144 basis points to 0.71% for the third quarter of 2020, as compared to 2.15% for the third quarter of 2019.

Net interest margin decreased 21 basis points to 3.26% for the nine months ended September 30, 2020, as compared to 3.47% for the nine months ended September 30, 2019. Total average interest-earning assets increased $1.06 billion to $3.74 billion for the nine months ended September 30, 2020, as compared to $2.68 billion for the nine months ended September 30, 2019. The total yield on average interest-earning assets decreased 86 basis points to 3.79% for the nine months ended September 30, 2020, as compared to 4.65% for the nine months ended September 30, 2019. The cost of interest-bearing liabilities decreased 118 basis points to 0.99% for the nine months ended September 30, 2020, as compared to 2.17% for the nine months ended September 30, 2019.

The decreases in net interest margin for the three and nine months ended September 30, 2020, as compared to the same periods in 2019 was due to significantly lower market interest rates as well as an increase in the level of liquid assets and securities on the balance sheet, which earn lower yields than the Bank’s loan portfolio. The Bank was successful in growing deposits by $736.9 million in the first nine months of 2020, which exceeded net loan growth. As a result, the average balance of overnight deposits grew by $433.8 million to $854.7 million for the third quarter of 2020, as compared to $421.0 million for the third quarter of 2019.  In addition, the yield on overnight deposits was 0.14% during the third quarter of 2020, as compared to 2.30% for the third quarter of 2019 and the average balance of overnight deposits accounted for 21.4% and 13.5% of total average interest-earning assets for those same respective periods.

For the nine months ended September 30, 2020, the average balance of overnight deposits grew by $375.5 million to $707.1 million as compared to $331.6 million for the same period in 2019. In addition, the yield on overnight deposits was 0.43% for the first nine months of 2020, as compared to 2.40% for the same period in 2019 and the average balance of overnight deposits accounted for 18.9% and 12.4% of total average interest-earning assets for those same respective periods.

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

Interest Income

Interest income increased $449,000 to $35.9 million for the third quarter of 2020, as compared to $35.5 million for the third quarter of 2019. This increase was due primarily to increases of $3.6 million in interest income on loans, partially offset by a decrease of $939,000 in interest on AFS securities and a $2.1 million decrease in interest on overnight deposits.

The increase in interest income on loans was due to a $526.6 million increase in the average balance of loans to $2.95 billion for the third quarter of 2020, as compared to an average balance of $2.42 billion for the third quarter of 2019. The impact of the increase in average balance of loans was partially offset by a decrease of 37 basis points in average loan yield to 4.66% for the third quarter of 2020, as compared to 5.03% for the third quarter of 2019.

The decrease in interest on AFS securities was due to a decrease of 129 basis points in the average yield on AFS securities to 1.26% for third quarter of 2020, as compared to 2.55% for third quarter of 2019, as well as a decrease of $57.7 million in the average balance of AFS securities to $180.7 million for the third quarter of 2020, as compared to $238.4 million for the third quarter of 2019.

The decrease in interest on overnight deposits was due a decrease of 216 basis points in the average yield on overnight deposits to 0.14% for the third quarter of 2020, as compared to 2.30% for the third quarter of 2019. The impact of the decrease in the average yield was offset by an increase of $433.8 million in the average balance of overnight funds to $854.7 million for the third quarter of 2020, as compared to $421.0 million for third quarter of 2019.

Interest income increased $12.9 million to $106.2 million for the nine months ended September 30, 2020, as compared $93.3 million for the nine months ended September 30, 2019. This increase was due primarily to an increase of $16.4 million in interest income on loans, partially offset by a $3.7 million decrease in interest on overnight deposits.

The increase in interest income on loans was due to a $618.7 million increase in the average balance of loans to $2.83 billion for the nine months ended September 30, 2020, as compared to an average balance of $2.21 billion for the nine months ended September 30, 2019. The impact of the increase in average balance of loans was partially offset by a decrease of 34 basis points in average loan yield to 4.75% for the nine months ended September 30, 2020, as compared to 5.09% for the nine months ended September 30, 2019.

The decrease in interest on overnight deposits was due to a decrease of 197 basis points in the average yield on overnight deposits to 0.43% for the nine months ended September 30, 2020, as compared to 2.40% for the nine months ended September 30, 2019. The decrease in the average yield was offset by an increase of $375.5 million in the average balance of overnight funds to $707.1 million for the nine months ended September 30, 2020, as compared to $331.6 million for the nine months ended September 30, 2019.

Interest Expense

Interest expense decreased $5.8 million to $3.6 million for the third quarter of 2020, as compared to $9.4 million for the third quarter of 2019. The decrease was due to a decrease of $5.2 million in interest on deposits and a $622,000 decrease in interest on borrowings. The decrease in interest expense on deposits was primarily due to a decrease of 147 basis points in the average cost of deposits to 0.56% for the third quarter of 2020, as compared to 2.03% for the third quarter of 2019. The impact of this decrease was partially offset by a $376.7 million increase in the average balance of interest-bearing deposits to $1.92 billion for the third quarter of 2020, as compared to an average balance of $1.54 billion for the third quarter of 2019. Interest expense on borrowings decreased primarily due to a decrease of $76.2 million in average borrowings to $125.8 million for the third quarter of 2020, as compared to $202.0 million for the third quarter of 2019. In addition, the average cost of borrowings decreased by 11 basis points to 2.92% million for the third quarter of 2020, as compared to 3.03% million for the third quarter of 2019.

Interest expense decreased $8.9 million to $14.8 million for the nine months ended September 30, 2020, as compared to $23.7 million for the nine months ended September 30, 2019. The decrease was due to a decrease of $7.1 million in interest on deposits and a $1.9 million decrease in interest on borrowings. The decrease in interest expense on deposits was primarily due to a decrease of 116 basis points in the average cost of deposits to 0.82% for the nine months ended September 30, 2020, as compared to 1.98% for the nine months ended September 30, 2019. The impact of this decrease was partially offset by a $598.2 million increase in the average balance of interest-bearing deposits to $1.84 billion for the nine months ended September 30, 2020, as compared to an average balance of $1.24 billion for the nine months ended September 30, 2019. Interest expense on borrowings decreased primarily due to a decrease of 34 basis points in average cost of borrowings to 2.85% for the nine months ended September 30, 2020, as compared to 3.19% for the nine months ended September 30, 2019. Additionally, the average balance of borrowings decreased by $60.8 million to $157.7 million for the nine months ended September 30, 2020, as compared to $218.5 million for the nine months ended September 30, 2019.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2020 was $1.1 million, as compared to $2.0 million for the third quarter of 2019. The provision for loan losses for the third quarter of 2020 was lower than the provision for the third quarter of 2019 primarily due to the Bank’s decision to decrease loan production in the third quarter of 2020. Net loan growth for the third quarter of 2020 was $97.3 million, as compared to $161.1 million for the third quarter of 2019.

The provision for loan losses for the nine months ended September 30, 2020 was $7.7 million, as compared to $1.9 million for the same period in 2019. The provision for loan losses for the nine months ended September 30, 2020 reflected the economic conditions driven by COVID-19. The required provision for loan losses for the nine months ended September 30, 2019 was reduced due to recoveries of $4.3 million related primarily to the recovery of medallion loans charged off in 2017 and 2016.

Non-Interest Income

Non-interest income increased $937,000, or 34.7%, to $3.6 million for the third quarter of 2020, as compared to $2.7 million for the third quarter of 2019. This increase was primarily due to an increase of $1.1 million in prepaid debit card income. The increase in debit card income reflects the growth in the debit card business.

Non-interest income increased $5.9 million, or 75.4%, to $13.6 million for the nine months ended September 30, 2020, as compared to $7.8 million for the nine months ended September 30, 2019. This increase was due primarily to increases of $2.1 million in prepaid debit card income, $466,000 in other service charges and fees and service charges on deposit accounts, and a $3.3 million gain on sale of securities. The increase in debit card income reflects the growth in the debit card business. The increases in other service charges and fees reflect the growth in deposits during the last twelve months. The gain on securities sales was due to the sale of $108.1 million of available-for-sale securities, which were sold to realize gains as market rates decreased and prepayment speeds were anticipated to increase.

Non-Interest Expense

Non-interest expense increased $3.4 million, or 22.2%, to $18.9 million for the third quarter of 2020, as compared to $15.5 million for the third quarter of 2019.

Compensation and benefits increased $2.1 million to $9.9 million for the third quarter of 2020, as compared to $7.9 million for the third quarter of 2019. This increase was due primarily to an increase in the average number of full-time employees to 175 for the third quarter of 2020, as compared to 168 for the third quarter of 2019, as well as merit increases and growth in total compensation in line with quarter-on-quarter revenue generation for the three months ended September 30, 2020.

For the third quarter of 2020, licensing fees related to certain corporate cash management deposit products amounted to $2.0 million, as compared to $2.9 million for the third quarter of 2019, a decrease of $847,000. Licensing fees decreased primarily due to the significant decreases in market interest rates in 2020, since these fees are calculated based on LIBOR and the Federal Funds rate. Average corporate cash management deposits related to these licensing fees amounted to $834.2 million for the three months ended September 30, 2020, as compared to $476.1 million for the three months ended September 30, 2019, primarily due to an increase in bankruptcy deposit accounts.

Bank premises and equipment increased $321,000 to $2.1 million for the third quarter of 2020, as compared to $1.8 million for the third quarter of 2019, primarily due to the Company taking possession of and renovating new space at its headquarters in 99 Park Ave., New York, NY in August 2019. The additional rent amounted to $615,000 for the third quarter of 2020. The renovations on the new space are substantially complete and the Company has vacated its existing space in July 2020. As a result, beginning in August 2020, the Company ceased rent payments on the former space resulting in a reduction of rent expense of approximately $130,000 for the third quarter of 2020.

Technology costs increased by $281,000 to $941,000 for the third quarter of 2020, as compared to $660,000 for the third quarter of 2019. The increase in technology costs was due to the growth of the business and its technology needs.

Non-interest expense increased $13.8 million, or 32.2%, to $56.7 million for the nine months ended September 30, 2020, as compared to $42.9 million for the nine months ended September 30, 2019, primarily due to increases of $6.7 million in compensation and benefits cost, $2.0 million in licensing fees, $2.0 million in bank premises and equipment costs and $735,000 in technology costs.

Compensation and benefits increased $6.7 million to $30.0 million for the nine months ended September 30, 2020, as compared to $23.3 million for the nine months ended September 30, 2019. This increase was due primarily to an average increase in the number of full-time employees to 174 for the nine months ended September 30, 2020, as compared to 162 for the nine months ended September 30, 2019. In addition, compensation and benefits for the second quarter of 2020 included approximately $245,000 in non-recurring accelerated stock-based compensation expense and accrued severance.

For the nine months ended September 30, 2020, licensing fees related to certain corporate cash management deposit products amounted to $7.7 million, as compared to $5.7 million for the nine months ended September 30, 2019, an increase of $2.0 million primarily due and increase in the average balances of these deposits, offset by decreases in market rates. Average corporate cash management deposits related to these licensing fees amounted to $777.4 million for the nine months ended September 30, 2020, as compared to $324.0 million for the nine months ended September 30, 2019, primarily due to an increase in bankruptcy deposit accounts.

Bank premises and equipment increased $2.0 million to $6.5 million for the nine months ended September 30, 2020, as compared to $4.5 million for the nine months ended September 30, 2019, primarily due to the Company taking possession of and renovating the new headquarters space. The additional rent amounted to $1.8 million for the nine months ended September 30, 2020. In addition, the Bank accelerated the amortization of $575,000 of leasehold improvements related to the Bank’s current space at its headquarters in the first quarter of 2020. Beginning in August 2020, the Company ceased rent payments on the former space resulting in a reduction of rent expense of approximately $130,000 for the third quarter of 2020.

Technology costs increased by $735,000 to $2.5 million for the nine months ended September 30, 2020, as compared to $1.8 million for the nine months ended September 30, 2019. The increase in technology costs was due to the growth of the business and its technology needs.

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

The following table presents a summary of the Bank’s commitments and contingent liabilities as of September 30, 2020 and December 31, 2019 (in thousands):

	At September 30, 2020		At December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Undrawn lines of credit	$18,944	$267,775	$17,204	$193,767
Letters of credit	39,836	—	47,743	—
	$58,780	$267,775	$64,947	$193,767

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

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At September 30, 2020 and December 31, 2019, cash and cash equivalents totaled $767.9 million and $389.2 million, respectively. Securities classified as available-for-sale and equity investments, which provide additional sources of liquidity, totaled $182.3 million at September 30, 2020 and $234.9 million at December 31, 2019. There were no securities pledged as collateral at September 30, 2020. At December 31, 2019, there were $126.2 million of securities available for sale pledged as collateral for certain deposits.

The Bank has no material commitments or demands that are likely to affect its liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, the Bank could access its borrowing capacity with the FHLB or obtain additional funds through brokered certificates of deposit.

At September 30, 2020, the Bank had $286.7 million in loan commitments in the form of unused lines of credit. It also had $39.8 million in standby letters of credit at September 30, 2020. At December 31, 2019, the Bank had $211.0 million in loan commitments outstanding and $47.7 million in standby letters of credit.

Time deposits due within one year of September 30, 2020 totaled $56.2 million, or 1.6% of total deposits. Total time deposits were $97.0 million or 2.7% of total deposits at September 30, 2020. Time deposits due within one year of December 31, 2019 totaled $96.8 million, or 3.5% of total deposits. Total time deposits were $110.4 million or 4.0% of total deposits at December 31, 2019.

The Bank’s primary investing activities are the origination, and to a lesser extent, purchase, of loans and the purchase of securities. For the three and nine months ended September 30, 2020, the Bank’s loan production was $183.3 million and $513.2 million, respectively, as compared to $267.7 million and $839.7 million for the three and nine months ended September 30, 2019, respectively.

Financing activities consisted primarily of activity in deposit accounts. Total deposits increased 26.4%, or $736.9 million, to $3.53 billion at September 30, 2020, as compared to $2.79 billion at December 31, 2019. The increase in deposits was primarily due to growth in the Bank’s bankruptcy and property management accounts, as well as deposit growth in the Bank’s retail network. FHLB advances decreased to zero at September 30, 2020, as compared to $144.0 million at December 31, 2019.

Regulation

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At September 30, 2020 and December 31, 2019, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and the Bank review capital levels on a monthly basis.

	At September 30, 2020	At December 31, 2019	Minimum Ratio to be “Well Capitalized”	Minimum Ratio Required for Capital Adequacy Purposes

The Company:
Tier 1 leverage ratio	8.4%	9.4%	N/A	4.0%
Common equity tier 1	10.1%	10.1%	N/A	4.5%
Tier 1 risk-based capital ratio	11.0%	11.0%	N/A	8.0%
Total risk-based capital ratio	12.9%	12.5%	N/A	6.0%

The Bank
Tier 1 leverage ratio	9.0%	10.1%	5.0%	4.0%
Common equity tier 1	11.8%	11.8%	6.5%	4.5%
Tier 1 risk-based capital ratio	11.8%	11.8%	10.0%	8.0%
Total risk-based capital ratio	12.9%	12.7%	8.0%	6.0%

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

At September 30, 2020, total commercial real estate loans were 417.3% of risk-based capital, as compared to 412.5% at December 31, 2019.

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

The following table shows the estimated impact on net interest income for the one-year period beginning September 30, 2020 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

Although the net interest income table below provides an indication of interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results. The following table indicates the sensitivity of projected annualized net interest income to the interest rate movements described above at September 30, 2020 (dollars in thousands):

At September 30, 2020
Change in Interest Rates (basis points)	Net Interest Income Year 1 Forecast	Year 1 Change from Forecast
400	$148,841	19.98%
300	139,348	12.33
200	130,165	4.92
100	124,712	0.53
—	124,057	—
(100)	124,766	0.57

Given the low market interest rates, the Company did not model a 200 basis point decrease in interest rates at September 30, 2020.

The table above indicates that at September 30, 2020, in the event of a 200 basis points increase in interest rates, the Company would experience a 4.92% increase in net interest income. In the event of a 100 basis points decrease in interest rates, it would experience a 0.57% increase in net interest income.

Economic Value of Equity Analysis

The Bank analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates.

The table below represents an analysis of interest rate risk as measured by the estimated changes in economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +300 and +400 basis points and -100 basis points) at September 30, 2020 (dollars in thousands):

		Estimated Increase (Decrease) in		EVE as a Percentage of Fair
		EVE		Value of Assets (3)
Change in					Increase
Interest Rates					(Decrease)
(basis points) (1)	Estimated EVE (2)	Dollars	Percent	EVE Ratio (4)	(basis points)
+400	$375,412	$59,485	18.83%	9.91	207
+300	362,271	46,344	14.67	9.43	158
+200	345,966	30,039	9.51	8.87	102
+100	330,728	14,801	4.68	8.34	49
—	315,927	—	—	7.84	—
(100)	230,236	(85,691)	(27.12)	5.70	(214)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from the Company’s liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

Given the low market interest rates, the Company did not model a 200 basis point decrease in interest rates at September 30, 2020.

The table above indicates that at September 30, 2020, in the event of a 100 basis points decrease in interest rates, the Company would experience a 214 basis points decrease in its economic value of equity. In the event of a 200 basis points increase in interest rates, it would experience an increase of 102 basis points in economic value of equity.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and the Chief Financial Officer, who is the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2020. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various pending and threatened legal actions relating to the conduct of its normal business activities. In the opinion of management, as of September 30, 2020, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to the Company’s financial condition, results of operations, and liquidity.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 as filed with the Securities and Exchange Commission. Additional risks not presently known to the Company, or that are currently deemed immaterial, may also adversely affect business, financial condition or results of operations of the Company. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of it.

A failure in the Bank’s operational systems or infrastructure, or those of third parties, could impair the Bank’s liquidity, disrupt its businesses, result in the unauthorized disclosure of confidential information, damage its reputation and cause financial losses.

The Bank’s business, and in particular, the debit card and cash management solutions business, is partially dependent on its ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets. These transactions, as well as the information technology services provided to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth of the Bank’s client base and geographical reach, developing and maintaining its operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. This is further exacerbated by the increased cybersecurity risks that exist during the COVID-19 pandemic. The Bank’s financial, accounting, data processing or other operating systems and facilities and those of the third-party service providers upon which it depends may be subject to security breaches or fraud, fail to operate properly or become disabled. Similarly, the financial, accounting, data processing, or other operating systems and facilitates of our third-party service providers have in the past, and may in the future, be the subject of a security breach or fraud, fail to operate properly or become disabled. These failures could be a result of events such as a spike in transaction volume, cyber-attack or other unforeseen catastrophic events, which are wholly or partially beyond the control of the Company, and may adversely affect its ability to process these transactions or provide services.

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

Although the Bank takes protective measures to maintain the confidentiality, integrity and availability of information, its computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Furthermore, the Bank may not be able to ensure that all of its clients, suppliers, counterparties and other third parties have appropriate controls in place to protect themselves from cyber-attacks or to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. Given the increasingly high volume of transactions, certain errors may be repeated or compounded before they can be discovered and rectified. In addition, the increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats. As these threats and government and regulatory oversight of associated risks continue to evolve, the Company may be required to expend additional resources to enhance or expand upon the security measures it currently maintains. Although the Bank has developed, and continues to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks, a breach of its systems or those of processors could result in: losses to the Bank and its customers; loss of business and/or customers; damage to its reputation; the incurrence of additional expenses (including the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to its business; an inability to grow its online services or other businesses; additional regulatory scrutiny or penalties, or the exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on the Bank’s business, financial condition and results of operations.

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

101	INS XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation Linkbase

101	DEF XBRL Taxonomy Extension Definition Linkbase

101	LAB XBRL Taxonomy Extension Label Linkbase

101	PRE XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from Metropolitan Bank Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL
(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333 220805).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: November 4, 2020	By:	/s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: November 4, 2020	By:	/s/ Gregory A. Sigrist

Gregory A. Sigrist

Executive Vice President and Chief Financial Officer