Form 10-K
period 2020-12-31
Metropolitan Bank Holding Corp.
filed 2021-03-08
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ◻   NO ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ◻   NO ⌧

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ⌧   NO ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ⌧   NO ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of  “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	◻	Accelerated filer	⌧
Non-accelerated filer	◻	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2020, as reported by the New York Stock Exchange, was approximately $220.0 million.

As of March 4, 2021, there were issued and outstanding 8,344,954 shares of the Registrant’s Common Stock.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders (Part III).

NOTE ABOUT FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Annual Report on Form 10-K that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under Item 1A. “Risk Factors” and as described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. In addition, these factors include but are not limited to:

●	increases in competitive pressure among financial institutions or from non-financial institutions;
●	changes in the interest rate environment may reduce interest margins or affect the value of the Bank’s investments;
●	changes in deposit flows, loan demand or real estate values may adversely affect the Bank’s business;
●	changes in accounting principles, policies or guidelines may cause the Company’s financial condition to be perceived differently;
●	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which the Bank does business, or conditions in the securities markets or the banking industry may be less favorable than currently anticipated;
●	declines in real estate values in Bank’s market area may adversely affect its loan production;
●	legislative or regulatory changes may adversely affect the Bank’s business;
●	applicable technological changes may be more difficult or expensive than anticipated;
●	system failures or cyber-security breaches of our information technology infrastructure and those of our third-party service providers;
●	the failure to maintain current technologies and to successfully implement future information technology enhancements;
●	the ability to retain key employees;
●	success or consummation of new business initiatives may be more difficult or expensive than anticipated;
●	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies and non-performing assets and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	difficulties associated with achieving or predicting expected future financial results; and
●	the potential impact on the Bank’s operations and customers resulting from natural or man-made disasters, wars, acts of terrorism, cyber-attacks and pandemics such as the Novel Coronavirus (“COVID-19”), as discussed below.

Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on the Company’s business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated, the timing of inoculation against the virus and whether the gradual reopening of businesses will result in a meaningful increase in economic activity. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company could be subject to any of the following risks, any of which could have a material, adverse effect on its business, financial condition, liquidity, and results of operations: the demand for the Bank’s products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; the Company’s allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect the Company’s net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to the Bank; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on the Company’s assets may decline to a greater extent than the decline in the Company’s  cost of interest-bearing liabilities, reducing its net interest margin and spread and reducing net income; if legislation is enacted or governmental or regulatory action is enacted limiting the amount of ATM fees or surcharges the Bank may receive or on its ability to charge overdraft or other fees, it could adversely impact the Company’s financial results; the Company’s cyber security risks are increased as the result of an increased use of the Bank’s online banking platform and an increase in the number of employees working remotely; and FDIC premiums may increase if the agency experiences additional resolution costs.

The impact of COVID-19 is likely to be felt over the next several quarters particularly as the term of loan modifications expire and borrowers return to a normal debt service schedule as well as the commencement of a repayment schedule for payments that were deferred. As such, significant adjustments to the Allowance for Loan Losses may be required as the full impact of COVID-19 on the Bank’s borrowers becomes known.

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

PART I

Item 1.  Business

The Company is a bank holding company headquartered in New York, New York and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Through its wholly owned bank subsidiary, Metropolitan Commercial Bank, a New York state chartered bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals primarily in the New York metropolitan area. The Company’s founding members, including the Chief Executive Officer, Mark DeFazio, recognized a need in the New York metropolitan area for a solutions-oriented, relationship bank focused on middle market companies and real estate entrepreneurs whose financial needs are often overlooked by larger financial institutions. The Bank was established in 1999 with the goal of helping these under-served clients build and sustain wealth. Its motto, “The Entrepreneurial Bank,” is a reflection of the Bank’s aspiration to develop a middle-market bank that shares the same entrepreneurial spirit of its clients. By combining the high-tech service and relationship-based focus of a community bank with an extensive suite of financial products and services, Metropolitan is well-positioned to continue to capitalize on the significant growth opportunities available in the New York metropolitan area.

In addition to traditional commercial banking products, the Bank offers corporate cash management and retail banking services and, through its Global Payments Group (“global payments business”), provides global payments infrastructure to its FinTech partners, which includes serving as an issuing bank for third-party debit card programs nationwide. The Bank has developed various deposit gathering strategies, which generate the funding necessary to operate without a large branch network. These activities, together with six strategically located banking centers, generate a stable source of deposits and a diverse loan portfolio with attractive risk-adjusted yields. As of December 31, 2020, the Company’s assets, loans, deposits and stockholders’ equity totaled $4.33 billion, $3.14 billion, $3.82 billion and $340.8 million, respectively.

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

Amendments to the SEC’s Smaller Reporting Company Definition

On June 28, 2018, the Securities Exchange Commission (“SEC”) adopted amendments to its regulations that raise the thresholds by which entities would be defined as a smaller reporting company (“SRC”), which permits reduced disclosure and later filing deadlines. The amendments to the SRC definition became effective on September 10, 2018. Under the new definition of SRC, a company with less than $250 million of public float will be eligible to provide reduced disclosures. Additionally, companies with less than $100 million in annual revenues and either no public float or a public float that is less than $700 million will also be eligible to provide reduced disclosures. A reporting company will determine whether it qualifies as an SRC annually as of the last business day of its second fiscal quarter. A company must reflect its SRC status in its Form 10-Q for the first fiscal quarter of the next year.

The Company qualified as an SRC for the 2020 fiscal year due to having a public float of less than $250 million as of June 30, 2020 and has elected to take advantage of certain exemptions allowed as an EGC and SRC. In addition, the Company has elected to use the extended transition period for complying with new or revised accounting standards as permitted by the JOBS Act.

Available Information

The SEC maintains an internet site, www.sec.gov, that contains the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments thereto, and other reports electronically filed with the SEC. The Company makes these documents filed with the SEC available free of charge through the Company’s website, www.mcbankny.com, by clicking the Investor Relations tab and selecting “Annual Reports & SEC Filings.” Information included on the Company’s website is not part of this Annual Report on Form 10-K.

Market Area

The Bank’s primary market consists primarily of the New York metropolitan area, specifically Manhattan and the outer boroughs, and Nassau County. This market is well-diversified and represents the largest market for middle market businesses in the country (defined as businesses with annual revenue of $5 million to $200 million). Middle-market businesses have changed in type, but not in substance, with respect to banking needs in recent decades following a commercial trend out of manufacturing and into services. This has been to the advantage of the middle-market business in the New York metropolitan area, which has continued to grow at a better than average pace relative to other metropolitan regions in the United States. In addition, the Bank’s global payments group issues prepaid debit cards to debit card program managers nationwide and administers global payment settlements for its FinTech partners globally.

The Bank operates six banking centers strategically located within close proximity to target clients. There are four banking centers in Manhattan, one in Brooklyn, New York, and one in Great Neck, Long Island. The 99 Park Avenue banking center, adjacent to the Company headquarters, is located at the center of one of the largest markets for bank deposits in the New York Metropolitan Statistical Area due to the abundance of corporate and high net worth clients. The Manhattan banking centers are centrally located in the heart of neighborhoods strongly identified with specific business sectors, with which the Bank has strong existing relationships. The Brooklyn banking center is in the active Boro Park neighborhood, which is home to many small- and medium-sized businesses, and where several important existing lending clients live and work. The banking center in Great Neck, Long Island represents a natural extension of the Bank’s efforts to establish a physical footprint in areas where many of its existing and prospective commercial clients are located, and also serves as a central hub for philanthropic and community events.

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

On-going relationships and tailored products

Management believes that the focus on servicing all aspects of the clients’ businesses, including cash management and lending solutions, positions the Bank to be able to provide a host of services designed to meet clients’ current and future needs. The Bank has the flexibility and commitment to create solutions tailored to the needs of each client. For example, the Bank entered the healthcare lending space in 2001 and built out processes, procedures, and customized infrastructure to support its clients in this industry. Management intends to continue leveraging the quality of its team, existing relationships and its client-centered approach to further grow its tailored banking solutions, build deeper relationships and increase penetration in its market area. Additionally, the Bank is always working to expand its team by attracting and developing individuals that embody its spirit as “The Entrepreneurial Bank.” This ensures that it continues to meet its high standard of excellence, which drives relationships and loan growth.

Strong deposit franchise

The strength of the Bank’s deposit franchise comes from its long-standing relationships with clients and the strong ties it has in its market area. The Bank provides commercial clients with convenient solutions such as remote deposit capture, business online banking and various other retail services and products. The Bank has also developed a diversified funding strategy, which affords it the opportunity to be less reliant on branches. Deposit funding is provided by the following deposit verticals:

1)	Borrowing clients – the Bank generates significant deposits from its borrowing clients. The Bank provides commercial clients with convenient solutions such as remote deposit capture, business online banking and various other retail services and products. The Bank expects to continue its success of converting lending clients into full retail clients and strategically expand its retail presence.
2)	Non-borrowing retail clients – these customers, located primarily in the New York City metropolitan area, need an efficient technology interface and the personal service of an experienced banker who can assist them in managing their day to day operations. Management believes that not every potential client of the Bank is in need of extensions of credit; instead, these clients require a bank that can assist in making them make them more efficient and competitive.
3)	Global payments business – the Bank is an active issuer of debit cards for third-party debit card programs and administers domestic and international digital payments settlements for its FinTech clients. Additionally, the Bank provides digital currency customers with a suite of cash management solutions; although, it does not have any digital assets or liabilities on its statement of financial condition. It is expected that the global payments business will continue to be a diverse source of low-cost deposits as the Bank continues to add new clients.

4)	Corporate cash management clients – the Bank provides corporate cash management services to clients who are in possession of or have discretion over large deposits such as, but not limited to, property management companies, title companies and bankruptcy trustees.

Products and Services

The Bank provides a comprehensive set of commercial and retail banking products and services customized to meet the needs of its clients. The Bank offers a broad range of lending products, primarily CRE and C&I loans.

Lending Products

The Bank’s CRE products include acquisition loans, loans to refinance or return borrower equity on income producing properties, renovation loans, loans on owner-occupied properties and construction loans. The Bank lends against a variety of asset classes, including multi-family, mixed use, retail, office, hospitality and warehouse.

The Bank’s C&I products consist primarily of working capital lines of credit secured by business assets, self-liquidating term loans generally made for acquisition of equipment and other long-lived company assets, trade finance and letters of credit. The majority of C&I loans carry the personal guarantee of the principals of the borrowing entity.

Commercial Real Estate

Non-owner-occupied CRE comprises the largest component of the Bank’s real estate loan portfolio. These mortgage loans are secured by mixed-use properties, office buildings, commercial condominium units, retail properties, hotels and warehouses. In underwriting these loans, the Bank generally relies on the income that is to be generated by the property as the primary means of repayment. However, the personal guarantee of the principals will frequently be required as a credit enhancement, particularly when the collateral property is in transition (i.e., under renovation and/or in the lease-up stage). A Phase I Environmental Report is generally required for all new CRE loans.

Loans are generally written for terms of three to five years, although loans with longer terms are occasionally written. Interest rates may be fixed or floating, and repayment schedules are generally based on a 25- to 30-year amortization schedule although interest only loans are also offered.

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

At December 31, 2020, $596.1 million, or 25.7% of the Bank’s real estate loan portfolio consisted of loans to the healthcare industry, of which $593.0 million, or 99.5%, of these loans were made to nursing and residential care facilities. These loans are made to borrowers with strong cash flows and the Bank generally obtains the personal guarantee of high net worth sponsors. The Bank has lenders who are well experienced in lending to the healthcare industry, and particularly to skilled nursing homes. They generally originate loans with very experienced operators who typically have over 1,000 beds under management. In addition to being secured by real estate, these loans are also secured by the assets of the operating company, and in almost all cases the credit facilities are personally guaranteed by principals of the company, who are typically high net worth individuals. The Bank also originates term loans to standalone medical facilities such as radiology and dialysis centers and medical practices, which are secured by the assets of the company and the personal guaranties of the physicians within the practice.

Multi-family

The multi-family loan portfolio consists of loans secured by multi-tenanted residential properties located in the New York City or the greater New York area. In underwriting multi-family loans, the Bank employs the same underwriting standards and procedures as are employed for non-owner occupied CRE.

During the second quarter of 2019, new and onerous rent regulations were signed into law by the State of New York. These new laws mostly impact rent stabilized units in the New York City boroughs. The new laws limit rent increases for rent stabilized multi-family properties, which may make it difficult for owners of these properties to offset increasing property expenses and generate excess cash flows. If expense growth exceeds revenue growth, the property may not generate sufficient cash flows to cover debt service.

The Bank analyzed its portfolio of stabilized multi-family loans, including free market or combinations of rent controlled and free market multi-family properties, to determine if any of the business plans of the properties could be adversely affected by the new regulations in a way that the Bank’s underwritten debt service coverage levels could be meaningfully lower than those which might ultimately be achieved. The Bank has concluded that the new New York City rent regulations had a very modest impact since the Bank’s multi-family loans are underwritten to current cash flows. The weighted average debt coverage ratio on rent-regulated stabilized multi-family properties was 1.8x at December 31, 2020. The properties had an average loan-to-value of 44.5% at December 31, 2020, which provides a cushion against potential declines in value.

Construction Loans

Construction lending involves additional risks when compared to permanent loans. These risks include completion risk, which is impacted by unanticipated delays and/or cost overruns, and market risk, i.e., the risk that market rental rates and/or market sales prices may decline before the project is completed. Therefore, only on a very selective basis will the Bank originate construction loans. These loans are both extensive renovation loans as well as ground-up construction. In all cases the owner/developer will have extensive construction experience, sufficient equity in the transaction (maximum loan to cost of 65%) and personal recourse on the loan. The Bank has established limits for construction lending as a percentage of risk-based capital.

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

At December 31, 2020, $218.7 million, or 37.0% of the Bank’s commercial and industrial loan portfolio consisted of loans to the healthcare industry, of which $103.5 million, or 47.3%, of these loans were made to nursing and residential care facilities. These loans are made to borrowers with strong cash flows and the Bank generally obtains the personal guarantee of high net worth sponsors. Within the C&I lending group, the Bank has lenders who are well experienced in lending to the healthcare industry, and particularly to skilled nursing homes. They generally originate loans with very experienced operators who typically have over 1,000 beds under management. In all cases these loans are secured by the assets of the operating company, and in almost all cases the credit facilities are personally guaranteed by principals of the company, who are typically high net worth individuals. The Bank also originates term loans to standalone medical facilities such as radiology and dialysis centers and medical practices, which are secured by the assets of the company and the personal guaranties of the physicians within the practice.

Consumer Loans

The Bank purchases consumer loans nationwide through a physician-focused finance company. The loans are made only to healthcare professionals who meet specific credit criteria, and all loans are independently underwritten by the Bank. The Bank also purchased consumer loans from a regional bank that offers student loan refinancing to individuals who are no longer students, but are now employed in their chosen professions. These individuals must also meet high credit standards and the Bank independently re-underwrites these loans. At December 31, 2020, consumer loans comprised 1.5% of the Bank’s loan portfolio. Beginning in 2019, the Bank had decided to no longer purchase or originate consumer loans; however, this may change in the future.

Deposit Products and Services

The Bank’s retail products and services are similar to those of mid-to-large competitive banks in its market, and include, but are not limited to, online banking, mobile banking, ACH, and remote deposit capture. The Bank has and will continue to make investments in technology to meet the needs of its customers.

Global Payments Business

The Bank administers domestic and international digital payment settlements on behalf of its FinTech clients, provides cash management solutions to its digital currency clients and serves as an issuing bank for third-party debit card programs nationwide. The Bank acts as the depository institution for the processing of credit and debit card payments made to various businesses. The Bank has designed products that enable clients to process electronic payments more easily and to better manage their risk of loss. These client accounts are a source of demand deposits and fee income. The Bank maintains a robust risk management program that is designed to ensure safe and sound operations in compliance with applicable laws, rules and guidance around its global payments products.

Corporate Cash Management Deposit Accounts

The Bank’s entrepreneurial approach has encouraged management to find alternatives to traditional retail bank services, such as corporate cash management deposit accounts. These accounts belong to clients who are in possession of or have discretion over large deposits such as, but not limited to, property management companies, title companies and bankruptcy trustees. The accounts provide a significant source of deposits. At December 31, 2020, deposits in these accounts amounted to $1.61 billion, which was 42.2% of total deposits. These accounts included money market accounts, demand accounts and other interest-bearing transaction accounts.

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

Allowance for Loan Losses

The Allowance for Loan Losses (“ALLL”) is established based on management’s evaluation of the probable incurred losses inherent in the Bank’s portfolio in accordance with Generally Accepted Accounting Principles (“GAAP”) and is comprised of both specific valuation allowances and general valuation allowances.

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

The general component of ALLL covers non-impaired loans and is based on historical loss experience adjusted for current qualitative factors. Loans not impaired but classified as substandard and special mention use a historical loss factor on a rolling two-year history of net losses. For unclassified loans, the historical loss experience is determined by portfolio class and is based on the actual loss history experienced by the Bank over the most recent two years. This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio class. These qualitative factors include consideration of the following: (1) changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; (2) changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; (3) changes in the trends in the type and volume and in terms of loans; (4) changes in the experience, ability, and depth of lending management and other relevant staff; (5) changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans; (6) changes in the quality of the Bank’s loan review system; (7) changes in the value of underlying collateral for collateral-dependent loans; (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (9) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

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

In June 2016, the FASB issued Accounting Standard Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts. This Accounting Standard Update will be effective January 1, 2023 for the Company. See “Risk Factors – Risks Related to Accounting Matters – The FASB issued an accounting standard update that will result in a significant change in how the Company recognizes credit losses, which may have a material impact on its financial condition or results of operations.”

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

Credit Risk Management

Underwriting

In evaluating each potential loan relationship, the Bank adheres to a disciplined underwriting evaluation process including but not limited to the following:

●	understanding the customer’s financial condition and ability to repay the loan;
●	verifying that the primary and secondary sources of repayment are adequate in relation to the amount and structure of the loan;
●	observing appropriate loan to value guidelines for collateral-secured loans;
●	identifying the customer’s level of experience in their business;
●	identifying macroeconomic and industry level trends;
●	maintaining targeted levels of diversification for the loan portfolio, both as to type of borrower and geographic location of collateral; and
●	ensuring that each loan is properly documented with perfected liens on collateral.

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

Loans to One Borrower

In accordance with loans-to-one-borrower regulations promulgated by the NYSDFS, the Bank is generally limited to lending no more than 15% of its capital stock, surplus fund and undivided profits to any one borrower or borrowing entity. This limit may be increased by an additional 10% for loans secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. To qualify for this additional 10%, the Bank must perfect a security interest in the collateral and the collateral must have a market value at all times of at least 100% of the loan amount that exceeds 15% of the Bank’s capital stock, surplus fund and undivided profits. At December 31, 2020, the Bank’s regulatory limit on loans-to-one borrower was $61.5 million.

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

Investments

The Bank’s investment objectives are primarily to provide and maintain liquidity, establish an acceptable level of interest rate risk and safely invest excess funds when demand for loans is weak. Subject to these primary objectives, the Bank also seeks to generate a favorable return. The Board of Directors has the overall responsibility for the investment portfolio, including approval of the Investment Policy. The Asset Liability Committee (“ALCO”) and management are responsible for implementation of the Bank’s investment policy and monitoring its investment performance. The ALCO reviews the status of its investment portfolio quarterly.

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

The large majority of its investments are classified as available-for-sale (“AFS”) and can be used to collateralize FHLBNY borrowings, FRB borrowings, public funds deposits or other borrowings. At December 31, 2020, the investment portfolio consisted primarily of residential and commercial mortgage-backed securities, U.S. Government Agency securities, and CRA mutual funds.

In the first quarter of 2020, the Company entered into an interest rate cap derivative contract as a part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate cap does not represent the amount exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the derivative contract. The interest rate subject to the cap is 30-day LIBOR.

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

As of December 31, 2020, the Bank did not have any borrowings from the FHLB or the FRB.

Human Capital Resources

As of December 31, 2020, the Company employed 189 individuals, nearly all of whom are full-time employees. This marks an increase of 19 employees, or approximately 10%, from December 31, 2019. Headcount growth to support our expanding businesses occurred in the Company’s Lending and Global Payments business lines as well as in the Operations, Technology and Risk Management groups. The Company employs a business model that combines high-touch service, new technologies and the relationship-based focus of a community bank with an extensive suite of banking and innovative financial services to businesses and individuals embracing the digital banking era.

Talent Acquisition and Retention. Management seeks to hire, develop, promote and retain well-qualified employees who are aligned with the Company’s business model and community. The Company’s selection and promotion processes are without bias and include the active recruitment of minorities and women; approximately 50% of employees are women and 50% are minorities. The New York City labor market is very competitive. To attract and retain talent, the Company offers a competitive, performance-based compensation program and a benefits plan that includes health care coverage, retirement benefits, life and disability insurance, wellness programs, paid time off and leave policies, including paid maternity/paternity leave.

Training and Development. The Company encourages and supports the growth and development of its employees and, whenever possible, seeks to fill positions by promotion and transfer from within the organization. The training and development of employees is a priority. All employees are required to do a minimum of 6.5 hours of compliance and technical training annually. Departments average an additional two hours per employee in additional training. The Company provides in-house training to employees on topics including leadership and professional development, cybersecurity, risk and compliance and technology.

Safety, Health and Welfare. The safety, health and wellness of our employees is a top priority. During the COVID-19 pandemic, the Bank continued to responsibly serve the needs of its customers while prioritizing the health and safety of employees. The Company identified the potential threat of COVID-19 in February 2020, activated its Pandemic Plan in March 2020, and had a fully remote workforce for its corporate office by early April 2020 as COVID-19 began to affect New York City, the Bank’s primary market. In September 2020, the Bank implemented its Return-to-Work Plan by bringing staff back incrementally subject to the recommended health protocols, with the objective of full return to premises in March 2021. The Pandemic Plan and Return-to-Work Plan incorporate guidance from the regulatory and health communities, defined by the Bank’s Business Continuity Response Team and the actions to be taken from the business lines up through the Board of Directors.

The Bank’s actions ensured the Bank’s uninterrupted operational effectiveness, while safeguarding the health and safety of customers and employees. The Bank’s branch network continues to serve the local community and its online platforms facilitate alternate methods for its customers to meet their financial needs. While COVID-19 has resulted in widespread disruption to the lives and businesses of the Bank’s customers and employees, the Bank’s Pandemic Plan has enabled the Bank to remain focused on assisting customers and ensuring that the Bank remains fully operational.

Subsidiaries

Metropolitan Commercial Bank is the sole subsidiary of Metropolitan Bank Holding Corp. and there are no subsidiaries of Metropolitan Commercial Bank.

Federal, State and Local Taxation

The following is a general description of material tax matters and does not purport to be a comprehensive review of the tax rules applicable to the Company.

For federal income tax purposes, the Company files a consolidated income tax return on a calendar year basis using the accrual method of accounting. The Company is subject to federal income taxation in the same manner as other corporations. For its 2020 taxable year, the Bank is subject to a maximum Federal income rate of 21%.

State and Local Taxation

The Company is subject to New York State and New York City income taxes on a consolidated basis.

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

Regulations of the Bank

Loans and Investments

State commercial banks have authority to originate and purchase any type of loan, including commercial, commercial real estate, residential mortgages or consumer loans. Aggregate loans by a state commercial bank to any single borrower or group of related borrowers are generally limited to 15% of the Bank’s capital stock, surplus fund and undivided profits, plus an additional 10% if secured by specified readily marketable collateral.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The Bank’s capital conservation buffer was at 2.5% of risk-weighted assets at December 31, 2020.

As a result of the Economic Growth Act, banking regulatory agencies adopted a revised definition of “well capitalized” for financial institutions and holding companies with assets of less than $10 billion and that are not determined to be ineligible by their primary federal regulator due to their risk profile (a “Qualifying Community Bank”). The new definition expanded the ways that a Qualifying Community Bank may meet its capital requirements and be deemed “well capitalized.” The new rule establishes a community bank leverage ratio (“CBLR”) equal to the tangible equity capital divided by the average total consolidated assets. Regulators have established the CBLR to be set at 8.5% through calendar year 2021 and 9% thereafter. The Coronavirus Aid, Relief, and Economic Security Act, signed into law in response to the Novel Coronavirus pandemic, temporarily reduced the CBLR to 8%.

A Qualifying Community Bank that maintains a leverage ratio greater than 9% is considered to be well capitalized and to have met generally applicable leverage capital requirements, generally applicable risk-based capital requirements, and any other capital or leverage requirements to which such financial institution or holding company is subject.

The Bank did not elect into the CBLR framework and at December 31, 2020, the Bank’s capital exceeded all applicable requirements.

Safety and Soundness Standards

Each federal banking agency, including the FRB, has adopted guidelines establishing general standards relating to, among other things, internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and information security standards. In general, the guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired, and require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. The FDIC also has issued guidance on risks banks may face from third-party relationships (e.g., relationships under which the third-party provides services to the bank). The guidance generally requires the Bank to perform adequate due diligence on the third-party, appropriately document the relationship, and perform adequate oversight and auditing, in order to the limit the risks to the Bank.

Prompt Corrective Regulatory Action

Federal law requires that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

State member banks that have insufficient capital are subject to certain mandatory and discretionary supervisory measures. For example, a bank that is “undercapitalized” (i.e., fails to comply with any regulatory capital requirement) is subject to growth, capital distribution (including dividend) and other limitations, and is required to submit a capital restoration plan; a holding company that controls such a bank is required to guarantee that the bank complies with the restoration plan. If an undercapitalized institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” A “significantly undercapitalized” bank is subject to additional restrictions. State member banks deemed by the FRB to be “critically undercapitalized” also may not make any payment of principal or interest on certain subordinated debt, extend credit for a highly leveraged transaction, or enter into any material transactions outside the ordinary course of business after 60 days of obtaining such status, and are subject to the appointment of a receiver or conservator within 270 days after obtaining such status.

The final rule that increased regulatory capital standards also adjusted the prompt corrective action tiers as of January 1, 2015 to conform to the new capital standards. The various categories now incorporate the newly adopted common equity Tier 1 capital requirement, an increase in the Tier 1 to risk-based assets requirement and other changes. Under the revised prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%.

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

Federal Reserve System

Under FRB regulations, the Bank is required to maintain reserves at the FRB against its transaction accounts, including checking and Negotiable Order of Withdrawal (“NOW”) accounts. The regulations currently require that banks maintain average daily reserves of 3% on aggregate transaction accounts over $16.3 million and up to $124.2 million and 10% against that portion of total transaction accounts in excess of $124.2 million. The first $16.3 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these requirements. The requirements are adjusted annually by the FRB and the FRB began paying interest on reserves in 2008.

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

Community Reinvestment Act and Fair Lending Laws

Federal Regulation

Under the CRA, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FRB to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching or merger) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent FRB examination during 2019, the Bank was rated “Satisfactory” with respect to its CRA compliance.

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

Among other things, Title III of the USA PATRIOT Act and the related regulations require:

●	Establishment of anti-money laundering compliance programs that includes policies, procedures, and internal controls; the designation of a BSA officer; a training program; and independent testing;
●	Filing of certain reports to Financial Crimes Enforcement Network and law enforcement that are designated to assist in the detection and prevention of money laundering and terrorist financing activities;
●	Establishment of a program specifying procedures for obtaining and maintaining certain records from customers seeking to open new accounts, including verifying the identity of customers;
●	In certain circumstances, compliance with enhanced due diligence policies, procedures and controls designed to detect and report money-laundering, terrorist financing and other suspicious activity;
●	Monitoring account activity for suspicious transactions; and
●	A heightened level of review for certain high-risk customers or accounts.

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

Consumer Finance Regulations

The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. In this regard, the CFPB has several rules that implement various provisions of the Dodd-Frank Act that were specifically identified as being enforced by the CFPB. While the Bank is subject to the CFPB regulations, because it has less than $10 billion in total consolidated assets, the FRB and the NYSDFS are responsible for examining and supervising the Bank’s compliance with these consumer financial laws and regulations. In addition, the Bank is subject to certain state laws and regulations designed to protect consumers.

Other Regulations

The Bank’s operations are also subject to federal laws applicable to credit transactions, such as:

●	The Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●	The Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
●	The Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	The Equal Credit Opportunity Act and other fair lending laws, prohibiting discrimination on the basis of race, religion, sex and other prohibited factors in extending credit;
●	The Fair Credit Reporting Act, governing the use of credit reports on consumers and the provision of information to credit reporting agencies;
●	Unfair or Deceptive Acts or Practices laws and regulations;
●	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
●	The Coronavirus Aid, Relief and Economic Security Act; and
●	The rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank are further subject to the:

●	The Truth in Savings Act, which specifies disclosure requirements with respect to deposit accounts;
●	The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●	The Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;
●	The Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
●	State unclaimed property or escheatment laws; and
●	Cybersecurity regulations, including but not limited to those implemented by NYSDFS.

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

The Company is likely to lose its EGC status on December 31, 2022 since that would the last day of the fiscal year of the Company following the fifth anniversary of the date of the first sale of the common equity securities of the Company pursuant to an effective registration statement under the Securities Act of 1933.

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

Risks Related to the COVD-19 Outbreak

The economic impact of the COVID-19 outbreak could adversely affect the Company’s financial condition and results of operations.

The Novel Coronavirus (“COVID-19”) pandemic has caused significant economic dislocation in the United States as many state and local governments have placed restrictions on businesses and residents. This has resulted in a slow-down in economic activity and a related increase in unemployment; and the stock markets have been highly volatile, and the value of bank stocks has been significantly impacted. In response to the COVID-19 outbreak, the Federal Reserve reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed legislation to provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of COVID-19 has caused the Bank to modify its business practices, including employee travel, implementing social-distancing protocols and requiring face coverings in public areas of Company facilities, and placing limitations on physical participation in meetings, events and conferences. The Bank may take further actions that may be required by government authorities or that the Bank determines are in the best interests of its employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on the Bank. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated resulting in a meaningful increase in economic activity. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Bank could be subject to any of the following risks, any of which could have a material, adverse effect on its business, financial condition, liquidity, and results of operations:

●	demand for the Bank’s products and services may decline, making it difficult to grow assets and income;
●	if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charge-offs and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

●	due to recent legislation and government action limiting foreclosure of real property and reduced governmental capacity to effect business transactions and property transfers, the Bank may have more difficulty taking possession of collateral supporting its loans, which may negatively impact its ability to minimize losses, which could adversely impact its financial results;
●	access to collateral for existing loans and new loan production may be difficult as a result of COVID-19 making it difficult to obtain, on a timely basis, appraisals on the collateral;
●	the Bank’s allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect its net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to the Bank;
●	as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on the Bank’s assets may decline to a greater extent than the decline in its cost of interest-bearing liabilities, reducing its net interest margin and spread and reducing net income;
●	if legislation is enacted or governmental or regulatory action is enacted limiting the amount of ATM fees or surcharges that the Bank may receive or on its ability to charge overdraft or other fees, it could adversely impact the Bank’s financial results;
●	the Bank’s cyber security risks are increased as the result of an increased use of the Bank’s online banking platform and an increase in the number of employees working remotely;
●	the Bank relies on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on it; and
●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Moreover, the Company’s future success and profitability substantially depends on the skills of its employees, including executive directors and officers, many of whom have held their positions with the Company for many years. The unanticipated loss or unavailability of key employees and/or a large number of employees due to the outbreak could harm the Company’s ability to operate or execute its business strategy. The Company may not be successful in finding and integrating suitable replacements in the event of such employee loss or unavailability.

Risks Related to Lending Activities

A substantial portion of the Bank’s loan portfolio consists of CRE, multi-family real estate loans and commercial loans, which have a higher degree of risk than other types of loans.

CRE, multi-family real estate and commercial loans are often larger and involve greater risks than other types of loans since payments on such loans are often dependent on the successful operation or development of the property or business involved. Accordingly, a downturn in the real estate market and/or a challenging business and economic environment may increase the Bank’s risk related to CRE, multi-family real estate and commercial loans. If the cash flows from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Further, due to the larger average size of such loans and that they are secured by collateral that is generally less readily-marketable as compared with other loan types, losses incurred on a small number of such loans could have a material adverse impact on the Bank’s financial condition and results of operations.

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

The Bank intends to increase its portfolio of commercial loans, including working capital lines of credit, equipment financing, healthcare and medical receivables, documentary letters of credit and standby letters of credit. These loans generally have more risk than one- to four-family residential mortgage loans and commercial loans secured by real estate. Since repayment of commercial loans depends on the successful management and operation of borrowers’ businesses, repayment of such loans can be affected by adverse conditions in the local and national economy. In addition, commercial loans generally have a larger average size as compared with other loans such as residential loans, and the collateral for commercial loans is generally less readily-marketable. The Bank’s plans to increase its portfolio of these loans could result in increased credit risk in the portfolio. An adverse development with respect to one loan or one credit relationship can expose the Bank to significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan or a commercial real estate loan.

If the allowance for loan losses is not sufficient to cover actual loan losses, earnings could decrease.

Loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Bank may experience significant credit losses, which could have a material adverse effect on its operating results. Various assumptions and judgments about the collectability of the loan portfolio are made, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many loans. In determining the amount of the allowance for loan losses, management reviews the quality of its loan portfolio and its loss and delinquency experience and evaluates industry trends and economic conditions.

The determination of the appropriate level of allowance is subject to judgment and requires the Bank to make significant estimates of current credit risks and future trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for loan losses may not cover losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. In addition, federal and state regulators periodically review the allowance for loan losses, the policies and procedures the Bank uses to determine the level of the allowance and the value attributed to non-performing loans or to real estate acquired through foreclosure. Such regulatory agencies may require an increase in the allowance for loan losses or the Bank to recognize loan charge-offs. Any significant increase in allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on the results of operations and financial condition. See “Risk Factors – Risk Factors – The FASB issued an accounting standard update that will result in a significant change in how the Company recognizes credit losses, which may have a material impact on its financial condition or results of operations.”

The performance of the Bank’s multi-family and mixed-use loans could be adversely impacted by regulation.

Multi-family and mixed-use loans generally involve a greater risk than one- to-four family residential loans because of legislation and government regulations involving rent control and rent stabilization, which are outside the control of the borrower or the Bank, and could impair the value of the security for the loan or the future cash flows of such properties. On June 14, 2019, the State of New York enacted legislation increasing restrictions on rent increases in a rent-regulated apartment building, including, among other provisions, (i) repealing the “vacancy bonus” and “longevity bonus,” which allowed a property owner to raise rents as much as 20% each time a rental unit became vacant, (ii) eliminating high-rent vacancy deregulation and high-income deregulation, which allowed a rental unit to be removed from rent stabilization once it crossed a statutory high-rent threshold and became vacant, or the tenant’s income exceeded the statutory amount in the preceding two years, and (iii) eliminating an exception that allowed a property owner who offered preferential rents to tenants to raise the rent to the full legal rent upon renewal. The legislation still permits a property owner to charge up to the full legal rent once the tenant vacates. As a result, it is possible that rental income on certain rent-regulated properties might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, etc.). At December 31, 2020, the Bank has $187.2 million of rent-regulated stabilized multi-family loans, which had a weighted-average loan-to-value of 44.5%, a weighted average debt coverage ratio of 1.8x and a weighted average debt yield of 12.2%.

Additionally, in order to provide meaningful support to homeowners struggling financially as a result of the COVID-19, several federal, state and local agencies have placed moratoriums on evictions and foreclosures within their respective jurisdictions.

As a result of these legislative and regulatory actions as well as previously existing laws and regulations, it is possible that, if the cash flows from a collateral property is reduced (e.g., if leases are not obtained or renewed; or rental income cannot be collected and a non-paying tenant cannot be replaced), a borrower’s ability to repay a loan and the value of the security for the loan may be impaired. Therefore, it may be more difficult to identify impaired multi-family and mixed-use loans before they become problematic than residential loans.

The Bank could be subject to environmental risks and associated costs on its foreclosed real estate assets, which could materially and adversely affect it.

A material portion of the Bank’s loan portfolio is comprised of loans collateralized by real estate. There is a risk that hazardous or toxic waste could be discovered on the properties that secure these loans. If the Bank acquires such properties as a result of foreclosure, it could be held responsible for the cost of cleaning up or removing this waste, and this cost could exceed the value of the underlying properties and materially and adversely affect the Bank’s financial condition and results of operation.

Risks Related to Economic Conditions

A downturn in economic conditions could cause deterioration in credit quality, which could depress net income and growth.

The Bank’s principal economic risk is the creditworthiness of its borrowers, which is affected by the strength of the relevant business market segment, local market conditions, and general economic conditions. The Bank’s loan portfolio includes many real estate secured loans, demand for which may decrease during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values and a slowdown in housing. If negative economic conditions develop in the New York market or the United States, the Bank could experience higher delinquencies and loan charge-offs, which would adversely affect its net income and financial condition. Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing real estate collateral, as well as the ultimate values obtained from disposition, could reduce earnings and adversely affect the Bank’s financial condition.

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

Risks Related to Market Interest Rates

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

When interest bearing liabilities mature or reprice more quickly, or to a greater degree, than interest earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly, or to a greater degree, than interest bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and the Bank’s ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect the Bank through, among other things, increased prepayments on its loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect the Bank’s net yield on interest earning assets, loan origination volume and overall results.

The Bank’s securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand.

Risk Related to the Bank’s Operations

A failure in the Bank’s operational systems or infrastructure, or those of third parties, could impair the Bank’s liquidity, disrupt its businesses, result in the unauthorized disclosure of confidential information, damage its reputation and cause financial losses.

The Bank’s operations rely on its computer systems, networks and third-party providers for the secure processing, storage and transmission of confidential and other sensitive customer information. The Bank’s business, and in particular, the debit card and cash management solutions business, is dependent on its ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets. These transactions, as well as the information technology services provided to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth and geographical reach of the Bank’s client base, developing and maintaining its operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. This is further exacerbated by the increased cybersecurity risks that exist during the COVID-19 pandemic.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The Bank’s future success will depend in part upon its ability to address the needs of its clients by using technology to provide products and services that will satisfy client demands for convenience as well as to provide secure electronic environments and create additional efficiencies in its operations as it continues to grow and expand its market area. The Bank continuously monitors its operational and technological capabilities and makes modifications and improvements when it believes it will be cost effective to do so. Many of the Bank’s larger competitors have substantially greater resources to invest in operational and technological infrastructure. As a result, competitors may be able to offer more convenient products than the Bank, which would put it at a competitive disadvantage.

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

Liquidity is essential to the Bank’s business. The Bank relies on its ability to generate deposits and effectively manage the repayment and maturity schedules of loans to ensure that there is adequate liquidity to fund its operations. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on liquidity. The Bank’s most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff, which are strongly influenced by such external factors as the direction of interest rates, local and national economic conditions, the availability and attractiveness of alternative investments and competing deposits. Further, the demand for the deposit products offered may be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income or the monetary policy of the FRB, regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, the Bank would lose a relatively low-cost source of funds, which would increase its funding costs and reduce net interest income. Any changes made to the rates offered on deposit products to remain competitive with other financial institutions may also adversely affect profitability and liquidity.

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and borrowings from the FHLB of New York. The Bank also has an available line of credit with FRBNY discount window. The Bank also may borrow funds from third-party lenders, such as other financial institutions. The Bank’s access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Bank directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of the Bank’s business activity as a result of a downturn in markets or by one or more adverse regulatory actions against the Bank.

Any decline in available funding could adversely impact the Bank’s ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as repaying borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition and results of operations.

Other Risks Related to the Bank’s Business

The Bank may be adversely impacted by the transition from LIBOR as a reference rate.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021, which is expected to be extended to June 30, 2023. In the U.S., the Alternative Reference Rates Committee of the FRB and the FRBNY identified the Secured Overnight Financing Rate (“SOFR”) as an alternative U.S. dollar reference interest rate.

The Bank has a significant number of loans, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change the Bank’s market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with customers could adversely impact the Bank’s reputation or could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Bank is exposed to the risks of natural disasters and global market disruptions.

The Bank handles a substantial volume of customer and other financial transactions every day. Its financial, accounting, data processing, check processing, electronic funds transfer, loan processing, online and mobile banking, automated teller machines, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond its control, including major physical infrastructure outages, natural disasters or events arising from local or larger scale political or social matters, including terrorist acts, pandemics, and cyber-attacks. Operational risk exposures could adversely impact the Company’s results of operations, liquidity and financial condition, and cause reputational harm.

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

Risks Related to the Bank’s Global Payments Business

The Bank faces intense competition in the global payments industry.

The global payments industry is highly competitive, continuously changing, highly innovative, and increasingly subject to regulatory scrutiny and oversight. Many areas in which the Bank competes evolve rapidly with innovative and disruptive technologies, shifting user preferences and needs, price sensitivity of merchants and consumers, and frequent introductions of new products and services. Competition also may intensify as new competitors emerge, businesses enter into business combinations and partnerships, and established companies in other segments expand to become competitive with various aspects of our business.

The Bank competes with a wide range of businesses, some of which are larger operationally and/or financially, have larger customer bases, greater brand recognition, longer operating histories, a dominant or more secure position, broader geographic scope, volume, scale, resources, and market share than the Bank, or offer products and services that the Bank does not offer, which may provide them significant competitive advantages. Some competitors may also be subject to less burdensome regulatory requirements or may be smaller or younger companies that may be more agile and effective in responding quickly to user needs, technological innovations, and legal and regulatory changes. These competitors may devote greater resources to the development, promotion, and sale of products and services, and/or offer lower prices or more effectively offer their own innovative programs, products, and services. If the Bank is not able to differentiate its products and services from those of its competitors, drive value for customers, or effectively and efficiently align its resources with its goals and objectives, the Bank may not be able to compete effectively in the market.

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

As the prepaid financial services industry evolves, consumers may find prepaid financial services to be less attractive than traditional or other financial services. If consumers do not continue or increase their usage of prepaid cards, including making changes in the way prepaid cards are loaded, the Bank’s operating revenues and prepaid card deposits may remain at current levels or decline. Any projected growth for the industry may not occur or may occur more slowly than estimated. If consumer acceptance of prepaid financial services does not continue to develop or develops more slowly than expected or if there is a shift in the mix of payment forms away from the Bank’s products and services, it could have a material adverse effect on the Bank’s financial position and results of operations.

Risks Related to Competitive Matters

The Bank operates in a highly competitive industry and faces significant competition from other financial institutions and financial services providers, the result of which may decrease growth or profits.

The Bank’s market area contains not only a large number of community and regional banks, but also a significant presence of the country’s largest commercial banks and the growing presence of FinTech financial services companies. The Bank competes with other state and national financial institutions, savings and loan associations, savings banks, credit unions and other companies offering financial services. Some of these competitors have a longer history of successful operations nationally and in the New York market area, greater ties to businesses expansive banking relationships, more established depositor bases, fewer regulatory constraints, better technology, and lower cost structures than the Bank does. Competitors with greater resources may possess an advantage through their ability to maintain numerous banking locations in more convenient sites, conduct more extensive promotional and advertising campaigns, or operate a more developed technology platform. Due to their size, many competitors may offer a broader range of products and services, as well as better pricing for certain products and services than the Bank can offer. Further, increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect the Bank’s ability to market its products and services.

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

Risks Related to Business Strategy

The Bank may not be able to grow and if it does, it may have difficulty managing that growth.

The Bank’s ability to grow depends, in part, upon its ability to expand its market share, successfully attract deposits, and identify loan and investment opportunities as well as opportunities to generate fee-based income. The Bank may not be successful in increasing the volume of loans and deposits at acceptable levels and upon terms it finds acceptable. The Bank may also not be successful in expanding its operations organically or through strategic acquisitions while managing the costs and implementation risks associated with this growth strategy.

The Bank expects to grow the number of employees and customers and the scope of its operations, but it may not be able to sustain its historical rate of growth or continue to grow its business at all. Its success will depend upon the ability of its officers and key employees to continue to implement and improve operational and other systems, to manage multiple, concurrent customer relationships, and to hire, train and manage employees. In the event that the Bank is unable to perform all these tasks and meet these challenges effectively, including continuing its operations, and consequently its earnings, could be adversely impacted.

Risks Related to Accounting Matters

Changes in accounting standards could materially impact the Company’s financial statements.

From time to time, the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. In addition, the bodies that interpret the accounting standards (such as banking regulators, outside auditors or management) may change their interpretations or positions on how these standards should be applied. These changes may be beyond the Company’s control, can be hard to predict, and can materially impact how it records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in it needing to revise or restate prior period financial statements. For more information on changes in accounting standards, see Note 3 to the audited financial statements in this Form 10-K.

The FASB issued an accounting standard update that will result in a significant change in how the

Company recognizes credit losses, which may have a material impact on its financial condition or results of operations.

In June 2016, the FASB issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, the Company will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity (“HTM”) debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the statement of financial condition and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, the Company expects that the adoption of the CECL model will materially affect how it determines allowance for loan losses and could require it to significantly increase the allowance. Moreover, the CECL model may create more volatility in the level of allowance for loan losses. If the Company is required to materially increase its level of allowance for loan losses for any reason, such increase could adversely affect its business, financial condition and results of operations.

The new CECL standard will become effective for the Company for fiscal years beginning January 1, 2023. The Company is currently evaluating the impact the CECL model will have on its accounting; however, it expects to recognize a one-time cumulative-effect adjustment to allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its financial condition or results of operations.

Risk Related to Laws and Regulation and Their Enforcement

The Company and the Bank’s business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment and the laws and regulations that govern it.

The Company and the Bank are subject to extensive examination, supervision and comprehensive regulation by various federal and state agencies that govern almost all aspects of their operations. These laws and regulations are not intended to protect the Company’s stockholders. Rather, these laws and regulations are intended to protect customers, depositors, the Deposit Insurance Fund and the overall financial stability of the U.S economy. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which the Company or the Bank can engage, limit the dividend or distributions that the Bank can pay to it, restrict the ability of institutions to guarantee its debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in capital than GAAP would require. Compliance with these laws and regulations is difficult and costly, and changes to these laws and regulations often impose additional compliance costs. Failure to comply with these laws and regulations could subject the Company or the Bank to restrictions on their business activities, fines and other penalties, the commencement of informal or formal enforcement actions against them, and other negative consequences, including reputational damage, any of which could adversely affect their business, financial condition, results of operations, capital base and the price of its securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive.

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

Federal and state regulatory agencies frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted: could expose it to additional costs, including increased compliance costs; impact the profitability of the Company’s business activities; require more oversight; or change certain of its business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads. These changes may also require the Company to invest significant management attention and resources to make any necessary changes to operations and could have an adverse effect on its business, financial condition and results of operations.

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

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. Recently, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company’s headquarters are located at 99 Park Avenue, New York, New York. The Company has six banking centers – four are in Manhattan, New York, one is in Brooklyn, New York and one is in Long Island, New York. The Company believes that current facilities at its branches are adequate to meet its present and foreseeable needs. In April 2019, the Company executed a lease agreement to expand the space occupied at its headquarters at 99 Park Ave., New York, New York. The Company took possession of the new space during the third quarter of 2019 and commenced renovations. The Company vacated its existing space and moved into the new office in July 2020.

As of December 31, 2020, each of the Company’s offices and banking centers are leased.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock are traded on the New York Stock Exchange under the symbol “MCB”. The approximate number of holders of record of the Company’s common stock as of March 4, 2021 was 95. The Company’s common stock began trading on the New York Stock Exchange on November 8, 2017. The Company has not declared any dividends to date.

The Company has not historically declared or paid cash dividends on its common stock and does not expect to pay dividends for the foreseeable future. Instead, the Company anticipates that its future earnings will be retained to support operations and to finance the growth and development of the business. Any future determination to pay dividends on the Company’s common stock will be made by its Board of Directors and will depend on a number of factors, including:

●	historical and projected financial condition, liquidity and results of operations;
●	the Company’s capital levels and requirements;
●	statutory and regulatory prohibitions and other limitations;
●	any contractual restriction on the Company’s ability to pay cash dividends, including pursuant to the terms of any of its credit agreements or other borrowing arrangements;
●	business strategy;

●	tax considerations;
●	alternative use of funds, such as for any potential acquisitions;
●	general economic conditions; and
●	other factors deemed relevant by the Board of Directors.

There were no sales of unregistered securities or repurchases of shares of common stock during the year ended December 31, 2020.

Item 6. Selected Financial Data

Selected Financial Data for this item is not required. Information regarding the Company’s financial condition, results of operations and ratios can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Company is a bank holding company headquartered in New York, New York and registered under the Bank Holding Company Act. Through its wholly owned bank subsidiary, Metropolitan Commercial Bank, a New York state chartered bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals in the New York metropolitan area.

The Bank’s primary lending products are commercial real estate loans, multi-family loans and commercial and industrial loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flows from operations of businesses. The Bank’s primary deposit products are checking, savings, and term deposit accounts, and its deposit accounts are insured by the FDIC under the maximum amounts allowed by law. In addition to traditional commercial banking products, the Bank offers corporate cash management and retail banking services and, through its global payments business, provides global payments infrastructure to its FinTech partners, which includes serving as an issuing bank for third-party debit card programs nationwide. The Bank has developed various deposit gathering strategies, which generate the funding necessary to operate without a large branch network. These activities, together with six strategically located banking centers, generate a stable source of deposits and a diverse loan portfolio with attractive risk-adjusted yields.

The Company is focused on organically growing and expanding its position in the New York metropolitan area. Through an experienced team of commercial relationship managers and its integrated, client-centric approach, the Bank has successfully demonstrated its ability to consistently grow market share by deepening existing client relationships and continually expanding its client base through referrals and seeking out alternatives to traditional retail banking products. The Bank has maintained a goal of converting many of its commercial lending clients into full retail relationship banking clients. Given the size of the market in which the Bank operates and its differentiated approach to client service, there is significant opportunity to continue its loan and deposit growth trajectory. By combining the high-tech service and relationship-based focus of a community bank with an extensive suite of financial products and services, Metropolitan is well-positioned to continue to capitalize on the significant growth opportunities available in the New York metropolitan area.

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

The Novel Coronavirus: The Novel Coronavirus pandemic (“COVID-19”) has caused significant economic dislocation in the United States as many state and local governments have placed restrictions on businesses and residents. While many regions in the United States have started to reopen in phases, this process has been protracted, especially in New York City, the Company’s primary market area. This has resulted in a slow-down in economic activity and a related increase in unemployment. In response to the COVID-19 outbreak, the Federal Reserve reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed legislation that provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of COVID-19 has caused the Bank to modify its business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. See “Impact of COVID-19 on the Bank” in this Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations for more information on the impact of COVID-19 on the Bank. See “Item 1A. Risk Factors” in this Report for further discussion on the risks to the Bank due to COVID-19.

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

Allowance for Loan Losses

The ALLL has been determined in accordance with GAAP. The Bank is responsible for the timely and periodic determination of the amount of the allowance required. Management believes that the ALLL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in the Bank’s portfolio for which certain losses are probable but not specifically identifiable.

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

Selected Financial Information

The following table includes selected financial information for the Company for the periods indicated:

	At or for the year ended December 31,
	2020	2019	2018
Performance Ratios
Return on average assets	1.02%	1.06%	1.31%
Return on average equity	12.31	10.66	10.18
Net interest spread (1)	2.83	2.55	2.74
Net interest margin (2)	3.26	3.46	3.70
Average interest-earning assets to average interest-bearing liabilities	189.28	179.97	245.30
Non-interest expense/average assets	1.93	2.11	2.23
Efficiency ratio	52.51	55.39	52.13
Average equity to average total asset ratio	8.30	9.93	12.86

Earnings per Share
Basic earnings per common share	$4.76	$3.63	$3.12
Diluted earnings per common share	4.66	3.56	3.06

Asset Quality Ratios
Non-Performing loans to total loans	0.20%	0.17%	0.02%
Allowance for loan losses to total loans	1.13	0.98	1.02
Non-performing loans to total assets	0.15	0.13	0.01
Allowance for loan losses to non-performing loans	554.19	584.73	NM
Allowance for loan losses to non-accrual loans	630.02	643.13	NM
Non-accrual loans to total loans	0.18	0.15	0.00
Ratio of net charge-offs (recoveries) to average loans outstanding in aggregate	0.01	(0.14)	0.06
Ratio of net charge-offs (recoveries) to average loans outstanding by loan segment:
Real Estate:
Commercial	—	—	0.01
Construction	—	—	—
Multi-Family	—	—	—
One-to-four family	—	—	—
Commercial and industrial	0.02	(0.86)	(0.37)
Consumer	0.43	0.45	0.42

Capital Ratios
Metropolitan Bank Holding Corp.
Tier 1 leverage ratio	8.46%	9.42%	13.72%
Common equity tier 1	10.07	10.10	13.22
Total risk-based capital ratio	12.75	12.52	16.90
Tier 1 risk-based capital ratio	10.88	11.03	14.57

Metropolitan Commercial Bank:
Tier 1 leverage ratio	9.05	10.07	14.73
Common equity tier 1	11.63	11.79	15.63
Total risk-based capital ratio	12.73	12.73	16.66
Tier 1 risk-based capital ratio	11.63	11.79	15.63

(1)	Determined by subtracting the weighted average cost of total interest-bearing liabilities from the weighted average yield on total interest-earning assets.
(2)	Determined by dividing net interest income by total average interest-earning assets.

NM – Not Meaningful

Discussion of Financial Condition

Summary

The Company had total assets of $4.33 billion at December 31, 2020, an increase of 29.0% from December 31, 2019. Total loans before deferred fees increased to $3.14 billion at December 31, 2020, as compared to $2.67 billion at December 31, 2019. The increase from December 31, 2019 primarily included increases of $358.4 million in CRE loans (including multi-family and construction loans) and $142.9 million in C&I loans, partially offset by net paydowns and amortization of $11.3 million and $25.5 million in one- to four-family and consumer loans, respectively. For the year ended December 31, 2020, the Bank’s loan production was $687.2 million, as compared to $1.1 billion for the twelve months ended December 31, 2019.

Total cash and cash equivalents were $864.3 million at December 31, 2020, an increase of 122.1% from December 31, 2019. The increases in cash and cash equivalents reflect the strong growth in deposits of $1.03 billion that exceeded growth in loans of $464.1 million for the twelve months ended December 31, 2020. Total securities, primarily those classified as AFS, were $271.2 million at December 31, 2020, an increase of 12.6% from December 31, 2019.

Total deposits increased by $1.03 billion, or 36.8%, to $3.82 billion at December 31, 2020 from $2.79 billion at December 31, 2019. The year-to-date increase in deposits was due to increases of $624.6 million in non-interest-bearing deposits to $1.72 billion at December 31, 2020, as compared to $1.09 billion at December 31, 2019 and $403.2 million in interest-bearing deposits to $2.10 billion at December 31, 2020, as compared to $1.70 billion at December 31, 2019. The increase in deposits was primarily due to growth in U.S. bankruptcy trustee and property management accounts, as well as deposit growth in the Bank’s retail network. Non-interest-bearing deposits were 44.9% of total deposits at December 31, 2020, as compared to 39.1% at December 31, 2019.

In September 2020, the Bank fully paid down its Federal Home Loan Bank (“FHLB”) advances, a decrease of $144.0 million from December 31, 2019.

Total stockholders’ equity was $340.8 million at December 31, 2020, as compared to $299.1 million at December 31, 2019. The increase of $41.7 million was primarily due to net income of $39.5 million for the year ended December 31, 2020.

Investments

The following table sets forth the stated maturities and weighted average yields of investment securities, excluding equity securities, at December 31, 2020 (dollars in thousands). The table does not include the effect of prepayments or scheduled principal amortization. The weighted average yield for each group of securities was weighted by the par value of the securities in the group. The par values were as of December 31, 2020. Tax exempt-securities, if any, were presented on tax-equivalent basis.

			More than One Year		More than Five
	One Year or Less		to Five Years		to Ten Years
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale
Residential mortgage securities	$—	—%	$528	2.37%	$21,170	1.28%
Commercial mortgage securities	—	—	386	0.76	8,222	2.09
U.S. Government agency securities	—	—	37,997	0.52	—	—
Total securities available for sale	$—	—%	$38,911	0.54%	$29,392	1.51%

Held-to-maturity
Residential mortgage-backed securities	$—	—%	$—	—%	$1,656	1.93%
Total securities held to maturity	$—	—%	$—	—%	$1,656	1.93%

	More than
	Ten Years		Total
		Weighted			Weighted
	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Value	Yield
Available-for-sale
Residential mortgage securities	$170,465	1.11%	$192,163	$194,688	1.13%
Commercial mortgage securities	23,981	1.39	32,589	33,492	1.56
U.S. Government agency securities	—	—	37,997	37,916	0.52
Total securities available for sale	$194,446	1.14%	$262,749	$266,096	1.09%

Held-to-maturity
Residential mortgage-backed securities	$1,104	1.41%	2,760	2,827	1.72%
Total securities held to maturity	$1,104	1.41%	$2,760	$2,827	1.72%

There were no securities pledged as collateral at December 31, 2020. There were $126.2 million of AFS securities pledged as collateral for certain deposits at December 31, 2019.

At December 31, 2020 and 2019, the Company’s securities portfolio primarily consisted of investment grade mortgage-backed securities and collateralized mortgage obligations issued by government agencies.

Other-Than-Temporary Impairment

Each reporting period, the Bank evaluates its AFS and HTM securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. Other-than-temporary impairment (“OTTI”) is required to be recognized if:  (1) the Bank intends to sell the security; (2) the Bank is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired securities that the Bank intends to sell, or more likely than not will be required to sell, the full amount of the impairment is recognized as OTTI, resulting in a realized loss that is a charged to earnings through a reduction in noninterest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes.

The unrealized losses of securities at December 31, 2020 and 2019 are primarily due to the changes in market interest rates subsequent to purchase. The Bank does not consider these securities to be other-than-temporarily impaired since the decline in market value is attributable to changes in interest rates and not credit quality. In addition, the Bank does not intend to sell and does not believe that it is more likely than not that it will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no impairment loss was recognized during the years ended December 31, 2020 or 2019.

Loans

Loans are the Bank’s primary interest-earning asset. The following tables set forth certain information about the loan portfolio and asset quality.

The following tables set forth certain information at December 31, 2020 regarding the dollar amount of loan contractual maturities during the periods indicated. The tables do not include any estimate of prepayments that significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below (in thousands).

	Commercial			One-to-four	Commercial	Consumer
	Real Estate	Construction	Multi-family	family	and industrial	loans	Total
Amount due to Mature During the Year Ending:
One year or less	$364,550	$17,919	$8,479	$—	$246,340	$242	637,530
One to five years	1,410,005	94,371	409,780	2,532	330,067	7,923	2,254,678
Five through 15 years	112,950	—	14,980	62,088	15,093	38,266	243,377
Greater than 15 years	—	—	—	6,734	—	—	6,734
Total	$1,887,505	$112,290	$433,239	$71,354	$591,500	$46,431	$3,142,319

The following table sets forth the dollar amount of loans at December 31, 2020 that are due after one year and have either fixed interest rates or floating interest rates (dollars in thousands):

	At December 31, 2020
	Fixed Rate Loans	% of Total Fixed Rate Loans	Floating Rate Loans	% of Total Floating Rate Loans	Total Loans
Real Estate:
Commercial	$1,012,384	58.9%	$510,571	64.8%	$1,522,955
Construction	—	—	94,371	12.0	94,371
Multi-family	398,285	23.2	26,475	3.4	424,760
One-to-four family	65,100	3.8	6,254	0.8	71,354
Commercial and industrial	220,130	12.8	125,030	15.9	345,160
Consumer	21,488	1.3	24,701	3.1	46,189
Total	$1,717,387	100.0%	$787,402	100.0%	$2,504,789

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

Non-accrual loans increased by $1.5 million to $5.6 million at December 31, 2020, as compared to $4.1 million at December 31, 2019, primarily due to the addition of one C&I loan, which was adversely affected by COVID-19, in the amount of $3.1 million, offset by a one-to-four family loan in the amount of $2.4 million, which was placed on non-accrual status in June 2019 and was taken off of non-accrual status following the borrower making current payments for six consecutive months since then. As of December 31, 2020, the Company had established a specific reserve of $2.8 million for the C&I loan.

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

The following tables set forth the allowance for loan losses allocated by loan category for the periods indicated (dollars in thousands):

	At December 31,
	2020			2019
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
	Allowance	to Total	to Total	Allowance	to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
Real Estate:
Commercial	$17,243	48.7%	60.0%	$15,317	58.3%	62.2%
Construction	1,593	4.5	3.6	411	1.6	1.2
Multi-family	2,661	7.5	13.8	2,453	9.3	14.0
One-to-four family	206	0.6	2.3	267	1.0	3.1
Commercial and industrial	12,123	34.2	18.8	7,070	26.9	16.8
Consumer	1,581	4.5	1.5	754	2.9	2.7
Total	$35,407	100.0%	100.0%	$26,272	100.0%	100.00%

Deposits

The tables below summarize the Bank’s deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2019 to December 31, 2020 and December 31, 2018 to December 31, 2019 (dollars in thousands):

	At December 31,
		Percentage		Percentage
		of total		of total
	2020	balance	2019	balance
Non-interest-bearing demand deposits	$1,715,042	44.9%	$1,090,479	39.1%
Money market	1,993,514	52.2	1,573,716	56.3
Savings accounts	17,895	0.5	16,204	0.6
Time deposits	92,062	2.4	110,375	4.0
Total	$3,818,513	100.00%	$2,790,774	100.0%

	2020 vs.2019	2020 vs.2019
	dollar	percentage
	Change	Change
Non-interest-bearing demand deposits	$624,563	57.3%
Money market	419,798	26.7
Savings accounts	1,691	10.4
Time deposits	(18,313)	(16.6)
Total	$1,027,739	36.8%

The tables below summarize the Bank’s average balances and average interest rate paid, by segment, for the periods indicated (dollars in thousands):

	At December 31,
	2020	Average Rate	2019	Average Rate
Non-interest-bearing demand deposits	$1,443,094	—%	$968,030	—%
Money market	1,782,031	0.52	1,229,955	1.85
Savings accounts	16,077	0.29	18,141	0.66
Time deposits	98,483	1.85	109,952	2.46
Total	$3,339,685	0.75%	$2,326,078	1.88%

As of December 31, 2020, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $3.33 billion. In addition, as of December 31, 2020, the aggregate amount of the Bank’s uninsured time deposits was $42.5 million. The following are scheduled maturities of time deposits greater than $250,000 as of December 31, 2020 (in thousands):

At December 31, 2020
Three months or less	$3,379
Over three months through six months	10,445
Over six months through one year	8,818
Over one year	19,830
Total	$42,472

Borrowings

FHLB Advances

At December 31, 2020, the Bank did not have any FHLB borrowings as all of the previous $144.0 million of advances matured in 2020. At December 31, 2020, the Bank had the ability to borrow a total of $499.8 million from the FHLB. It also had an available line of credit with the FRBNY discount window of $123.8 million.

Trust Preferred Securities Payable

On December 7, 2005, the Company established MetBank Capital Trust I, a Delaware statutory trust (“Trust I”). The Company received all of the common stock of Trust I in exchange for contributed capital of $310,000. Trust I issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust I’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust I, mature on December 9, 2035 and bear interest at a floating rate of 3-month LIBOR plus 1.85%. The Debentures became callable after five years. At December 31, 2020, the Debentures bore an interest rate of 2.09%.

On July 14, 2006, the Company established MetBank Capital Trust II, a Delaware statutory trust (“Trust II”). The Company received all of the common stock of Trust II in exchange for contributed capital of $310,000. Trust II issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust II’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures II”) issued by the Company. The Debentures II, the sole assets of Trust II, mature on October 7, 2036, and bear interest at a floating rate of 3-month LIBOR plus 2.00%. The Debentures II became callable after five years of issuance. At December 31, 2020, the Debentures II bore an interest rate of 2.24%.

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

In accordance with the terms of the subordinated notes, the interest rate from March 15, 2022 to the maturity date will reset quarterly to an interest rate per annum equal to the then current 3-month LIBOR (not less than zero) plus 426 basis points, payable quarterly in arrears.

The Company may redeem the subordinated notes beginning with the interest payment date of March 15, 2022 and on any scheduled interest payment date thereafter. The subordinated notes may be redeemed in whole or in part, at a redemption price equal to 100% of the principal amount of the subordinated notes plus any accrued and unpaid interest.

The terms of the trust preferred securities and subordinated notes payable will be impacted by the transition from LIBOR to an alternative U.S. dollar reference interest rate, potentially the SOFR, in 2022. On November 30, 2020, announcement by LIBOR’s administrator, the ICE Benchmark Administration (IBA), signaled to the market that USD LIBOR for the most liquid maturities is now likely to continue to be published until June 30, 2023; however, no definitive announcement has been made on this delay. Management is currently evaluating the impact of the transition on the trust preferred securities payable.

Secured Borrowings

The Bank has loan participation agreements with counterparties. The Bank is generally the servicer for these loans. If the transfer of the participation interest does not qualify for sale treatment under current accounting guidance, the amount of the loan transferred is recorded as a secured borrowing. There were $37.0 million in secured borrowings as of December 31, 2020 and $43.0 million as of December 31, 2019.

Discussion of the Results of Operations for the year ended December 31, 2020

Net Income

Net income increased $9.4 million to $39.5 million for 2020, as compared to $30.1 million for 2019. This increase was primarily due to a $27.3 million increase in net interest income and a $6.4 million increase in non-interest income, offset by a $5.3 million increase in provision for loan losses, a $14.5 million increase in non-interest expense and a $4.5 million increase in income tax expense.

Net Interest Income Analysis

Net interest income is the difference between interest earned on assets and interest incurred on liabilities. The following presents an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands). The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Yields and costs were derived by dividing income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Average balances were derived from daily balances over the periods indicated. Interest income included fees that management considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Non-accrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	Year ended December 31,
	2020			2019			2018
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Loans (1)	$2,888,180	$136,497	4.73%	$2,304,158	$117,124	5.08%	$1,604,624	$77,342	4.82%
Available-for-sale securities	192,472	3,108	1.59%	142,135	3,579	2.52%	28,482	608	2.13%
Held-to-maturity securities	3,282	59	1.77%	4,158	84	2.02%	4,987	104	2.06%
Equity investments	2,279	41	1.77%	2,231	50	2.23%	2,181	60	2.75%
Overnight deposits	732,130	2,546	0.35%	349,123	7,752	2.22%	268,636	5,042	1.88%
Other interest-earning assets	16,467	846	5.14%	22,275	1,191	5.35%	17,167	789	4.60%
Total interest-earning assets	3,834,810	$143,097	3.73%	2,824,080	129,780	4.60%	1,926,077	83,945	4.36%
Non-interest-earning assets	59,584			45,144			43,206
Allowance for loan and lease losses	(31,381)			(22,265)			(17,301)
Total assets	$3,863,013			$2,846,959			$1,951,982

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$1,798,109	$12,420	0.69%	$1,248,096	$22,824	1.83%	$600,334	$7,511	1.25%
Certificates of deposit	98,483	1,824	1.85%	109,952	2,709	2.46%	87,966	1,592	1.81%
Total interest-bearing deposits	1,896,592	14,244	0.75%	1,358,048	25,533	1.88%	688,300	9,103	1.32%
Borrowed funds	129,460	3,932	2.99%	211,145	6,637	3.10%	96,905	3,614	3.68%
Total interest-bearing liabilities	2,026,052	18,176	0.90%	1,569,193	32,170	2.05%	785,205	12,717	1.62%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,443,094			968,030			884,604
Other non-interest bearing liabilities	73,250			27,132			31,143
Total liabilities	3,542,396			2,564,355			1,700,952

Stockholders' Equity	320,617			282,604			251,030
Total liabilities and equity	$3,863,013			$2,846,959			$1,951,982

Net interest income		$124,921			$97,610			$71,228
Net interest rate spread (2)			2.83%			2.55			2.74
Net interest-earning assets	$1,808,758			$1,254,887			$1,140,872
Net interest margin (3)			3.26%			3.46			3.70

(3)	Amount includes deferred loan fees and non-performing loans.
(4)	Determined by subtracting the weighted average cost of total interest-bearing liabilities from the weighted average yield on total interest-earning assets.
(5)	Determined by dividing net interest income by total average interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume (in thousands).

	At December 31,
	2020 over 2019			2019 over 2018
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$28,054	$(8,681)	$19,373	$35,353	$4,429	$39,782
Available-for-sale securities	1,063	(1,534)	(471)	2,843	128	2,971
Held-to-maturity securities	(16)	(9)	(25)	(18)	(2)	(20)
Equity investments	1	(10)	(9)	1	(11)	(10)
Overnight deposits	4,449	(9,655)	(5,206)	1,682	1,028	2,710
Other interest-earning assets	(300)	(45)	(345)	260	142	402
Total interest-earning assets	$33,251	$(19,934)	$13,317	$40,121	$5,714	$45,835
Interest-bearing liabilities:
Money market and savings accounts	$7,463	$(17,867)	$(10,404)	$10,725	$4,588	$15,313
Certificates of deposit	(262)	(623)	(885)	457	660	1,117
Total deposits	7,201	(18,490)	(11,289)	11,182	5,248	16,430
Borrowed funds	(2,473)	(232)	(2,705)	3,656	(633)	3,023
Total interest-bearing liabilities	4,728	(18,722)	(13,994)	14,838	4,615	19,453
Change in net interest income	$28,523	$(1,212)	$27,311	$25,283	$1,099	$26,382

Net interest margin decreased 20 basis points to 3.26% for the year ended December 31, 2020 from 3.46% for 2019. Total average interest-earning assets increased $1.01 billion to $3.83 billion for 2020, as compared to $2.82 billion for 2019. The total yield on average interest-earning assets decreased 87 basis points to 3.73% for 2020, as compared to 4.60% for 2019. Average interest-bearing liabilities increased by $456.9 billion to $2.03 billion for 2020, as compared to $1.57 billion for 2019. The cost of interest-bearing liabilities decreased 115 basis points to 0.90% for 2020, as compared to 2.05% for 2019. Non-interest-bearing deposits accounted for 42% of total funding for 2020, as compared to 38% for 2019.

The decreases in net interest margin for 2020, as compared to 2019 was due to significantly lower market interest rates as well as an increase in the level of liquid assets and securities on the balance sheet, which earn lower yields than the Bank’s loan portfolio. The Bank was successful in growing deposits by $1.03 billion in 2020, which exceeded net loan growth. As a result, the average balance of overnight deposits grew by $383.0 million to $732.1 million for 2020, as compared to $349.1 million for 2019.  In addition, the average yield on overnight deposits was 0.35% for 2020, as compared to 2.22% for 2019, and the average balance of overnight deposits accounted for 19.1% and 12.4% of total average interest-earning assets for 2020 and 2019, respectively.

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

Interest Income

Interest income increased $13.3 million to $143.1 million for 2020, as compared to $129.8 million for 2019. This increase was primarily due to increases of $19.4 million in interest income on loans, partially offset by a $5.2 million decrease in interest on overnight deposits. The increase in interest income on loans was due to a $584.0 million increase in the average balance of loans to $2.89 billion, partially offset by a 35 basis point decrease in the average yield to 4.73% for 2020, as compared to an average balance of $2.30 billion and an average yield of 5.08% on loans for 2019. The increase in the average balance of loans reflects the Bank’s continued growth. The decrease in interest on overnight deposits was due to a 187 basis point decrease in the average yield on overnight deposits to 0.35% for 2020, partially offset by an increase of $383.0 million in the average balance of overnight deposits to $732.1 million for 2020, as compared to an average balance of $349.1 million and average yield of 2.22% on overnight deposits for 2019.

Interest Expense

Interest expense decreased $14.0 million to $18.2 million for 2020, as compared to $32.2 million for 2019. This decrease was due primarily to a $11.3 million decrease in interest on deposits and a $2.4 million decrease in interest on borrowings. The decrease in interest expense on deposits was primarily due to a 113 basis point decrease in the average cost of deposits to 0.75%, partially offset by a $538.5 million increase in the average balance of interest-bearing deposits to $1.90 billion for 2020, as compared to an average balance of $1.36 billion and an average cost of 1.88% for 2019. The growth in the average balance of deposits was due primarily to the development of the Bank’s new corporate cash management product offered to bankruptcy trustees, property management companies and others who have control of or discretion over large cash positions.

Interest expense on borrowings decreased primarily due to a decrease in the average balance of borrowings of $81.7 million to $129.5 million for 2020, as compared to $211.1 million for 2019, as well as a decrease of 11 basis points in the average cost to 2.99%, as compared to 3.10% for 2019. The Bank had $144.0 million of FHLB advances mature during 2020.

Provision for Loan Losses

The provision for loan losses for 2020 was $9.5 million, as compared to $4.2 million for 2019. The increase in the provision reflected the economic conditions driven by COVID-19 as well as the loan growth during 2020. In the first quarter of 2020, the Bank recorded $3.1 million in additional provision due to the economic downturn resulting from COVID-19. The required provision for loan losses for 2019 was reduced due to $4.3 million of recoveries related primarily to the recovery of medallion loans previously charged-off in 2017 and 2016.

Non-Interest Income

Non-interest income increased by $6.4 million to $17.0 million for 2020, as compared to $10.6 million for 2019, primarily due to a $3.3 million gain on the sale of securities and an increase of $2.8 million in global payments revenue. The gain on securities sales was due to the sale of $108.1 million of available-for-sale securities, which were sold to realize gains as market rates decreased and prepayment speeds were anticipated to increase. The increase in global payments revenue reflects the growth in the global payments business.

Non-Interest Expense

Non-interest expense increased $14.5 million to $74.5 million for 2020 as compared to $60.0 million for 2019. The increase was primarily due to increases in compensation and benefits, licensing fees and technology costs, and Bank premises and equipment costs.

Compensation and benefits increased $8.6 million to $39.8 million for 2020 as compared to $31.2 million for 2019. This increase was due primarily to an increase in total compensation in line with year-on-year loan growth and revenue generation as well as the increase in the number of full-time employees to 189 for 2020, as compared to 167 for 2019.

Licensing fees and technology costs increased $2.0 million to $13.0 million for 2020 as compared to $11.0 million for 2019. This increase was primarily due to increases in licensing fees related to certain corporate cash management deposits and technology costs. Licensing fees amounted to $9.7 million for 2020, an increase of $1.2 million over 2019. Average corporate cash management deposits related to these licensing fees amounted to $773.4 million for 2020, as compared to $375.3 million for 2019, primarily due to an increase in U.S. Bankruptcy Trustee deposit accounts. Technology costs were $3.4 million for 2020, an increase of $861,000 over 2019. The increase in technology costs was due to the growth of the business and its technology needs.

Bank premises and equipment was $8.3 million for 2020, an increase of $1.8 million over 2019, primarily due to the Company taking possession of and renovating new headquarters space. In addition, the Bank accelerated the amortization of $575,000 of leasehold improvements related to the Bank’s prior space at its headquarters in the first quarter of 2020.

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

The following is a table of off-balance sheet arrangements broken out by fixed and variable rate commitments for the periods indicated therein (in thousands):

	At December 31,
	2020		2019		2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Undrawn lines of credit	$19,024	$266,696	$17,204	$193,767	$7,737	$130,547
Letters of credit	34,264	—	47,743	—	34,351	—
	$53,288	$266,696	$64,947	$193,767	$42,088	$130,547

The following is a maturity schedule for the Company’s off-balance sheet arrangements at December 31, 2020 (in thousands):

	Total	2021	2022 - 2023	2024 - 2025	thereafter
Undrawn lines of credit	$285,720	$154,017	$114,641	$15,837	$1,225
Standby letters of credit	34,264	18,759	15,505	—	—
	$319,984	$172,776	$130,146	$15,837	$1,225

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

The Bank regularly reviews the need to adjust investments in liquid assets based upon an assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of the ALCO program. Excess liquid assets are invested generally in interest earning deposits and short- and intermediate-term securities.

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At December 31, 2020 and 2019, cash and cash equivalents totaled $864.3 million and $389.2 million, respectively. Securities classified as AFS, which provide additional sources of liquidity, totaled $266.1 million at December 31, 2020 and $234.9 million at December 31, 2019. There were no securities pledged as collateral at December 31, 2020. There were $126.2 million of AFS securities pledged as collateral for certain deposits at December 31, 2019.

At December 31, 2020, the Bank did not have any borrowing from the FHLB and had the ability to borrow $499.8 million from the FHLB. The Bank also had an available line of credit with the FRBNY discount window of $123.8 million.

The Bank has no material commitments or demands that are likely to affect its liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, the Company could access its borrowing capacity with the FHLB or obtain additional funds through brokered certificates of deposit.

Time deposits due within one year of December 31, 2020 totaled $51.3 million, or 1.3% of total deposits. Total time deposits were $92.1 million, or 2.4% of total deposits, at December 31, 2020.

The Bank’s primary investing activities are the origination and purchase of loans and the purchase of securities. During the year ended December 31, 2020, the Bank originated and purchased $687.2 million of loans and $234.4 million of securities. During the year ended December 31, 2019, the Bank originated and purchased $1.1 billion of loans and purchased $226.9 million of securities.

Financing activities consist primarily of activity in deposit accounts. Total deposits increased by $1.03 billion and $1.13 billion for the years ended December 31, 2020 and 2019, respectively. The Bank generates deposits from businesses and individuals through client referrals and other relationships and through its retail presence. The Bank has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds.

The Bank has loan participation agreements with counterparties. The Bank is generally the servicer for these loans. If the transfer of the participation interest does not qualify for sale treatment under current accounting guidance, the amount of the loan transferred is recorded as a secured borrowing. There were $37.0 million in secured borrowings as of December 31, 2020 and $43.0 million as of December 31, 2019.

Regulation

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At December 31, 2020 and December 31, 2019, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and the Bank review capital levels on a monthly basis. Below is a table of the Company and Bank’s capital ratios for the periods indicated:

	At December 31,		Minimum Ratio to be “Well Capitalized”	Minimum Ratio Required for Capital Adequacy Purposes
	2020	2019
The Company:
Tier 1 leverage ratio	8.5%	9.4%	N/A	4.0%
Common equity tier 1	10.1%	10.1%	N/A	4.5%
Tier 1 risk-based capital ratio	10.9%	11.0%	N/A	6.0%
Total risk-based capital ratio	12.7%	12.5%	N/A	8.0%

The Bank:
Tier 1 leverage ratio	9.0%	10.1%	5.0%	4.0%
Common equity tier 1	11.6%	11.8%	6.5%	4.5%
Tier 1 risk-based capital ratio	11.6%	11.8%	8.0%	6.0%
Total risk-based capital ratio	12.7%	12.7%	10.0%	8.0%

The banking regulatory agencies adopted a revised definition of “well capitalized” for financial institutions and holding companies with assets of less than $10 billion and that are not determined to be ineligible by their primary federal regulator due to their risk profile (a “Qualifying Community Bank”). The new definition expanded the ways that a Qualifying Community Bank may meet its capital requirements and be deemed “well capitalized.” The new rule establishes a community bank leverage ratio (“CBLR”) equal to the tangible equity capital divided by the average total consolidated assets. Regulators have established the CBLR to be set at 8.5% through calendar year 2021 and 9% thereafter. The CARES Act temporarily reduced the CBLR to 8%.

A Qualifying Community Bank that maintains a leverage ratio greater than 9% is considered to be well capitalized and to have met generally applicable leverage capital requirements, generally applicable risk-based capital requirements, and any other capital or leverage requirements to which such financial institution or holding company is subject.

The Bank did not elect into the CBLR framework and plans to continue to measure capital adequacy using the ratios in the table above. At December 31, 2020, the Bank’s capital exceeded all applicable requirements.

At both December 31, 2020 and December 31, 2019, total commercial real estate loans were 412.5% of risk-based capital.

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

On September 7, 2020, the Bank implemented its Return-to-Work Plan, which allowed for up to 50% of employees to return to work. The Bank has made available, at no cost to employees, on-site COVID-19 testing on a two-week schedule. Based on the success of the on-site testing program, the Bank has revised its Return-to-Work Plan to allow up to 75% of employees to return to work as of January 11, 2021 and 100% of employees to return to work as of March 1, 2021.  The Bank requires certain health protocols to be followed by all employees including, but not limited to, daily temperature checks prior to entering the common workspace, daily health certifications by employees, office cleaning measures, social distancing practices and the use of face coverings in all common areas.

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

Loan Portfolio and Deferrals

The Bank has taken several steps to assess the financial impact of COVID-19 on its business, including contacting customers to determine how their business was being affected and analyzing the impact of the virus on the different industries that the Bank serves.

Loan Portfolio: As of December 31, 2020, total loans consisted primarily of CRE, C&I and multi-family mortgage loans. At December 31, 2020, the Bank’s loan portfolio includes loans to the following industries (dollars in thousands):

	At December 31, 2020
	Balance	% of Total Loans

CRE (1)
Skilled Nursing Facilities	$596,082	19.0%
Multi-family	433,239	13.8%
Retail	215,311	6.9%
Mixed use	203,544	6.5%
Office	179,219	5.7%
Hospitality	132,921	4.2%
Construction	112,290	3.6%
Other	446,898	14.2%
Total CRE	$2,319,504	73.9%

C&I (2)
Healthcare	$115,229	3.7%
Skilled Nursing Facilities	103,469	3.3%
Finance & Insurance	113,339	3.6%
Wholesale	43,594	1.4%
Manufacturing	14,904	0.5%
Transportation	11,378	0.4%
Retail	4,269	0.1%
Recreation & Restaurants	6,912	0.2%
Other	153,259	4.9%
Total C&I	$566,353	17.9%

(1)	Commercial real estate, not including one-to-four family loans and participations
(2)	Net of premiums and overdraft adjustments

The largest concentration in the loan portfolio is to the healthcare industry, which amounted to $814.8 million, or 26.0% of total loans at December 31, 2020, including $699.6 million in loans to skilled nursing facilities (“SNF”). The

Bank has not noted any significant impact on SNF loans because of COVID-19 as the demand for nursing home beds remains strong.

Loan Deferrals: The Bank has been working with customers to address their needs during this pandemic. These deferrals were not considered TDRs under Section 4013 of the CARES Act. The following is a summary of loan modifications requested and in process as of December 31, 2020 (dollars in thousands):

	CRE		C&I		1-4 Family		Consumer		Total
Type of Deferral	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans

Defer monthly principal payments	$ 121,395	24	$—	—	$—	—	$—	—	$ 121,395	24
Full payment deferral	93,389	10	1,400	1	2,853	9	1,271	19	98,913	39
	$ 214,784	34	$1,400	1	$2,853	9	$1,271	19	$ 220,308	63

Loan deferrals were $220.3 million, or 7.0% of total loans, at December 31, 2020.

The following is a summary of the weighted average loan-to-value ratio (“LTV”) for CRE and 1-4 Family loan modifications requested and in process as of December 31, 2020 (dollars in thousands):

Industry	Total Deferrals	Weighted Average LTV

CRE:
Retail	$ 21,613	42.6%
Hospitality	75,839	50.8%
Office	12,339	28.1%
Mixed-Use	22,200	63.2%
Multifamily	53,912	15.7%
Warehouse	15,271	32.0%
Other	13,610	68.4%
Total CRE	214,784	40.9%
1-4 Family
Residential Real Estate	2,853	45.0%

Total	$ 217,637	41.0%

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

Based on current economic conditions, including the negative impact of COVID-19, and the Bank’s ALLL methodology, the total provision for loan losses for the year ended December 31, 2020 was $9.5 million.

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

Goodwill: The Company performed an impairment assessment and determined that no impairment of goodwill existed as of December 31, 2020.

Liquidity: During periods of economic stress, such as during the COVID-19 pandemic, the Bank closely monitors deposit trends and the Bank’s liquidity position. At December 31, 2020, deposits totaled $3.82 billion, an increase of $1.03 billion from total deposits of $2.79 billion at December 31, 2019. On December 31, 2020, total cash and cash equivalents amounted to $864.3 million, or 20.0% of total assets, and securities available for sale amounted to $266.1 million, or 6.1% of total assets. In addition, the Bank has available borrowing capacity of $499.8 million from the FHLB and an available line of credit of $123.8 million with the FRBNY. Management believes that the Bank has ample liquidity to address the COVID-19 uncertainties and remains vigilant in assessing its potential liquidity needs during this period.

Capital: At December 31, 2020, the Company and the Bank were considered well-capitalized. See regulatory ratios under the “Regulation” section herein.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

General

The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The Board of Directors has oversight of the Bank’s asset and liability management function, which is managed by the Bank’s ALCO. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That group also reviews liquidity, capital, deposit mix, loan mix and investment positions.

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

The Company manages its exposure to interest rates primarily by structuring its balance sheet in the ordinary course of business. The Bank generally originates fixed and floating rate loans with maturities of less than five years and the interest rate risk on these loans is offset by the cost of deposits, many of which generally pay interest based on a floating rate index. In the first quarter of 2020, the Bank entered into an interest rate cap derivative contract as part of its interest rate risk management strategy. The interest rate cap has a notional amount of $300 million and was designated as a cash flow hedge of certain deposits. The interest rate subject to the cap is 30-day LIBOR. Based upon the nature of operations, the Company is not subject to foreign exchange or commodity price risk and does not own any trading assets.

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

The table below shows the estimated impact on net interest income for the one-year period beginning December 31, 2020 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

Although the net interest income table below provides an indication of interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results. The following table indicates the sensitivity of projected annualized net interest income to the interest rate movements described above at December 31, 2020 (dollars in thousands):

At December 31, 2020
Change in Interest Rates (basis points)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
400	$159,725	25.24%
300	148,435	16.39
200	137,444	7.77
100	129,823	1.79
—	127,535	—
-100	127,783	0.19

Given the recent decreases in market interest rates, the Company did not model a 200 basis point decrease in interest rates at December 31, 2020.

The table above indicates that at December 31, 2020, in the event of a 200 basis point instantaneous increase in interest rates, the Company would experience an 7.77% increase in net interest income. In the event of a 100 basis point decrease in interest rates, it would experience a 0.19% increase in net interest income.

Economic Value of Equity Analysis

The Bank analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates.

The table below represents an analysis of interest rate risk as measured by the estimated changes in economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +300 and +400 basis points and -100 basis points) at December 31, 2020 (dollars in thousands):

		Estimated Increase (Decrease) in		EVE as a Percentage of Fair
		EVE		Value of Assets (3)
Change in					Increase
Interest Rates					(Decrease)
(basis points) (1)	Estimated EVE (2)	Dollars	Percent	EVE Ratio (4)	(basis points)
+400	$416,356	$82,897	24.86%	10.14	248.31
+300	398,807	65,348	19.60	9.57	192.02
+200	377,983	44,524	13.35	8.94	128.96
+100	356,446	22,987	6.89	8.30	64.60
—	333,459	—	—	7.65	—
-100	232,784	(100,675)	(30.19)	5.33	(232.83)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

Given the recent decreases in market interest rates, the Company did not model a 200 basis point decrease in interest rates at December 31, 2020.

The table above indicates that at December 31, 2020, in the event of a 100 basis point decrease in interest rates, the Bank would experience a 30.19% decrease in its economic value of equity. In the event of a 200 basis points increase in interest rates, it would experience an increase of 13.35% in economic value of equity.

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

For the Company’s consolidated financial statements, see index on page 64.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure

a)	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2020. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

b)	Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control over financial reporting is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with GAAP.

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

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2020 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as an Emerging Growth Company) to provide only management’s report in this annual report.

c)	Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2020 that had materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding the Company’s directors, executive officers and corporate governance is incorporated by reference to the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the SEC within 120 days of December 31, 2020. Specifically, the Company incorporates herein the information regarding its directors and executive officers included in the Proxy Statement under the headings “Proposal 1 — Election of Directors — Nominees and Continuing Directors,” “— Executive Officers Who Are Not Directors” and “— Delinquent Section 16(a)—Reports.”

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

The following table shows information at December 31, 2020 for all equity compensation plans under which shares of the Company’s common stock may be issued:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options and Restricted Stock Units	Weighted-Average Exercise Price of Outstanding Options and Restricted Stock Units

Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Number of Securities To be Issued Upon Exercise of Outstanding Options and Restricted Stock Units)

Equity Compensation Plans Approved By Security Holders	354,615	27.65	311,245
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	354,615	27.65	311,245

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Related Persons” and “Proposal 1 – Election of Directors – Board Independence” sections of the Company’s 2021 Proxy Statement are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Company’s 2021 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Financial Statements

See index to Consolidated Financial Statements on page 64.

Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under “Part II — Item 8. Financial Statements and Supplementary Data.”

Exhibits Required by Item 601 of SEC Regulation S-K

3.1	Certificate of Incorporation of Metropolitan Bank Holding Corp, as amended.(1)
3.2	Amended and Restated Bylaws of Metropolitan Bank Holding Corp.(2)
4.1	Form of Common Stock Certificate of Metropolitan Bank Holding Corp.(3)
4.2	Form of Class B Preferred Stock Certificate of Metropolitan Bank Holding Corp.(4)
4.3	Description of Securities of Metropolitan Bank Holding Corp.(5)
10.1	Registration Rights Agreement, dated June 21, 2016, between Metropolitan Bank Holding Corp. and Endicott Opportunity Partners IV, L.P.(6)
10.2	Amended and Restated Employment Agreement by and among Metropolitan Bank Holding Corp., Metropolitan Commercial Bank and Mark R. DeFazio(7)
10.3	Metropolitan Bank Holding Corp. 2009 Equity Incentive Plan(8)
10.4	First Amendment to 2009 Equity Incentive Plan(9)
10.5	Second Amendment to 2009 Equity Incentive Plan(10)
10.6	Metropolitan Commercial Bank Executive Annual Incentive Plan(11)
10.7	Form of Performance Restricted Share Unit Award Agreement(12)
10.8	Amendment One to Restricted Share Agreements between Metropolitan Bank Holding Corp and Grantee(13)
10.9	Form of Restricted Share Agreement(14)
10.10	Form of Stock Option Agreement(15)
10.11	Employment Agreement by and between Metropolitan Commercial Bank and Scott Lublin(16)
10.12	Metropolitan Bank Holding Corp. 2019 Equity Incentive Plan(17)
10.13	Change in Control Agreement between Metropolitan Bank Holding Corp., Metropolitan Commercial Bank and Nick Rosenberg(18)
10.14	Form of Restricted Stock Unit Award Agreement – 2019 Plan(19)
10.15	Form of Performance-Based Restricted Stock Award Agreement – 2019 Plan(20)
10.16	Form of Time-Based Restricted Stock Award Agreement – 2019 Plan(21)
10.17	Form of Incentive Stock Option Agreement – 2019 Plan(22)
10.18	Form of Non-Qualified Stock Option Agreement – 2019 Plan(23)
21.1	Subsidiaries of Registrant(24)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Inline Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2020 and 2019, (ii) the Consolidated Statements of Operation for the years ended December 31, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019 (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019, and (vi) the notes to the Consolidated Financial Statements

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333-220805).

(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 25, 2017 (File No. 333-220805).
(3)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333-220805).
(4)	Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333-220805).
(5)	Incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2020 (File No. 001-38282).
(6)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333-220805).
(7)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on January 8, 2020 (File No. 001-38282).
(8)	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333-220805).
(9)	Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282).
(10)	Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282).
(11)	Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 25, 2017 (File No. 333-220805).
(12)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2018 (File No. 001-38282).
(13)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2018 (File No. 001-38282).

(14) Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282).

(15) Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282).

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

(19) Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333-233465).

(20) Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333-233465).

(21) Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333-233465).

(22) Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333-233465).

(23) Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333-233465).

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

Metropolitan Bank Holding Corp.

Date: March 8, 2021	By:	/s/ Mark R. DeFazio
Mark R. DeFazio
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mark R. DeFazio	President, Chief Executive Officer and Director	March 8, 2021
Mark R. DeFazio	(Principal Executive Officer)

/s/ Gregory A. Sigrist	Executive Vice President and Chief Financial Officer	March 8, 2021
Gregory A. Sigrist	(Principal Financial and Accounting Officer)

/s/ William Reinhardt	Chairman of the Board	March 8, 2021
William Reinhardt

/s/ Dale C. Fredston	Director	March 8, 2021
Dale C. Fredston

/s/ David J. Gold	Director	March 8, 2021
David J. Gold

/s/ Harvey M. Gutman	Director	March 8, 2021
Harvey M. Gutman

/s/ Terence J. Mitchell	Director	March 8, 2021
Terence J. Mitchell

/s/ Robert C. Patent	Director	March 8, 2021
Robert C. Patent

/s/ Maria F. Ramirez	Director	March 8, 2021
Maria F. Ramirez

/s/ David M. Gavrin	Director	March 8, 2021
David M. Gavrin

/s/ Robert Usdan	Director	March 8, 2021
Robert Usdan

/s/ Anthony J. Fabiano	Director	March 8, 2021
Anthony J. Fabiano /s/ George J. Wolf, Jr.	Director	March 8, 2021
George J. Wolf, Jr.

Crowe LLP Independent Member Crowe Global

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of

Metropolitan Bank Holding Corp. and Subsidiary

New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Metropolitan Bank Holding Corp. and Subsidiary (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York
March 8, 2021

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar amounts in thousands, except per share data)

	December 31,	December 31,
	2020	2019
Assets
Cash and due from banks	$8,692	$8,116
Overnight deposits	855,613	381,104
Total cash and cash equivalents	864,305	389,220
Investment securities available for sale, at fair value, substantially restricted	266,096	234,942
Investment securities held to maturity (estimated fair value of $2,827 and $3,712 at December 31, 2020 and 2019, respectively)	2,760	3,722
Equity investments	2,313	2,224
Total securities	271,169	240,888
Other investments	11,597	21,437
Loans, net of deferred fees and unamortized costs	3,137,053	2,672,949
Allowance for loan losses	(35,407)	(26,272)
Net loans	3,101,646	2,646,677
Receivable from global payments business, net	27,259	11,581
Accrued interest receivable	13,249	8,862
Premises and equipment, net	13,475	12,100
Prepaid expenses and other assets	18,388	17,074
Goodwill	9,733	9,733
Total assets	$4,330,821	$3,357,572
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$1,715,042	$1,090,479
Interest-bearing deposits	2,103,471	1,700,295
Total deposits	3,818,513	2,790,774
Federal Home Loan Bank of New York advances	—	144,000
Trust preferred securities	20,620	20,620
Subordinated debt, net of issuance cost	24,657	24,601
Secured borrowings	36,964	42,972
Accounts payable, accrued expenses and other liabilities	61,645	23,556
Accrued interest payable	712	1,229
Prepaid third-party debit cardholder balances	26,923	10,696
Total liabilities	3,990,034	3,058,448

Commitments and Contingencies (See Note 11)

Class B preferred stock, $0.01 par value, authorized 2,000,000 shares, 272,636 issued and outstanding at December 31, 2020 and 2019	3	3
Common stock, $0.01 par value, 25,000,000 shares authorized, 8,295,272 and 8,312,918 shares issued and outstanding at December 31, 2020 and 2019, respectively	82	82
Additional paid in capital	218,899	216,468
Retained earnings	120,830	81,364
Accumulated other comprehensive loss, net of tax effect	973	1,207
Total stockholders’ equity	340,787	299,124
Total liabilities and stockholders’ equity	$4,330,821	$3,357,572

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share data)

	2020	2019
Interest and dividend income:
Loans, including fees	$136,497	$117,124
Securities:
Taxable	3,208	3,702
Tax-exempt	—	11
Money market funds and commercial paper	34	147
Overnight deposits	2,546	7,752
Other interest and dividends	812	1,044
Total interest income	$143,097	$129,780
Interest expense:
Deposits	14,244	25,533
Borrowed funds	1,742	4,118
Trust preferred securities interest expense	572	899
Subordinated debt interest expense	1,618	1,620
Total interest expense	18,176	32,170

Net interest income	124,921	97,610
Provision for loan losses	9,488	4,223
Net interest income after provision for loan losses	115,433	93,387

Non-interest income:
Service charges on deposit accounts	3,728	3,556
Global payments group revenue	8,464	5,643
Other service charges and fees	1,477	1,366
Unrealized gain on equity securities	48	64
Gain on sale of securities	3,286	—
Total non-interest income	17,003	10,629

Non-interest expense:
Compensation and benefits	$39,797	$31,242
Bank premises and equipment	8,340	6,530
Professional fees	4,122	3,427
Licensing fees and technology costs	13,040	10,992
Other expenses	9,219	7,764
Total non-interest expense	74,518	59,955

Net income before income tax expense	57,918	44,061
Income tax expense	18,452	13,927
Net income	$39,466	$30,134

Earnings per common share:
Basic earnings	$4.76	$3.63
Diluted earnings	$4.66	$3.56

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2020 and 2019

(Dollar amounts in thousands)

	2020	2019
Net income	$39,466	$30,134

Other comprehensive income:
Unrealized gain on securities available for sale:
Unrealized holding gain arising during the period	$4,877	$2,358
Reclassification adjustment for gain included in net income	(3,286)	—
Tax effect	(514)	(746)
Net of tax	$1,077	$1,612

Unrealized loss on cash flow hedges:
Unrealized holding loss arising during the period	$(1,925)	$—
Tax effect	614	—
Net of tax	$(1,311)	$—

Total other comprehensive (loss) income	$(234)	$1,612

Comprehensive income	$39,232	$31,746

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2020 and 2019

(Dollar amounts in thousands, except share data)

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount

Balance at January 1, 2019	272,636	$3	8,217,274	$82	$213,490	$51,415	$(473)	$264,517
ASU 2016-01 Accounting adjustment to opening retained earnings	—	—	—	—	—	(68)	68	—
ASU 2014-09 Accounting adjustment to opening retained earnings	—	—	—	—	—	(117)	—	(117)
Balance at January 1, 2019, as adjusted	272,636	3	8,217,274	82	213,490	51,230	(405)	264,400
Restricted stock, net of forfeiture	—	—	104,862	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	—	—	3,067	—	—	3,067
Repurchase of shares for tax withholding for restricted stock vesting			(9,218)		(89)	—	—	(89)
Net income	—	—	—	—	—	30,134	—	30,134
Other comprehensive income	—	—	—	—	—	—	1,612	1,612
Balance at December 31, 2019	272,636	$3	8,312,918	$82	$216,468	$81,364	$1,207	$299,124

Balance at January 1, 2020	272,636	$3	8,312,918	$82	$216,468	$81,364	$1,207	$299,124
Restricted stock, net of forfeiture	—	—	(3,298)	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	—	—	3,312	—	—	3,312
Repurchase of shares for tax withholding for restricted stock vesting	—	—	(14,348)	—	(881)	—	—	(881)
Net income	—	—	—	—	—	39,466	—	39,466
Other comprehensive income	—	—	—	—	—	—	(234)	(234)
Balance at December 31, 2020	272,636	3	8,295,272	82	218,899	120,830	973	340,787

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2020 and 2019

(Dollar amounts in thousands)

	2020	2019
Cash flows from operating activities:
Net income	$39,466	$30,134
Adjustments to reconcile net income to net cash:
Depreciation and amortization	2,538	1,613
Net amortization of premiums on securities and interest rate cap	2,009	543
Amortization of subordinated debt issuance costs	56	56
Provision for loan and lease losses	9,488	4,223
Employee and non-employee stock-based compensation	3,312	3,067
Net change in deferred loan fees	296	2,837
Deferred income tax benefit (expense)	290	(1,865)
Gain on sale of securities	(3,286)	—
Loss (gain) on sale of loans	190	(86)
Dividends earned on CRA fund	(41)	(50)
Unrealized gain of equity securities	(48)	(64)
Net change in:	—
Accrued interest receivable	(4,387)	(3,355)
Accounts payable, accrued expenses and other liabilities	38,089	5,117
Change in global payments balances	16,227	3,009
Change in accrued interest payable	(517)	(53)
Receivable from global payments, net	(15,678)	(1,860)
Prepaid expenses and other assets	(734)	(4,310)
Net cash provided by operating activities	87,270	38,956

Cash flows from investing activities:
Loan originations and payments, net	(464,685)	(777,181)
Loans purchased	(11,734)	(51,784)
Proceeds from the sale of loans held for sale	11,476	21,502
Redemptions of other investments	10,980	12,354
Purchases of other investments	(1,140)	(11,007)
Purchase of securities available for sale	(234,366)	(226,858)
Proceeds from calls of securities available for sale	30,000	1,065
Proceeds from sales of securities available for sale	111,422	—
Proceeds from paydowns and maturities of securities available for sale	64,973	23,136
Proceeds from paydowns of securities held to maturity	932	820
Purchase of derivative contract	(2,980)	—
Purchase of premises and equipment, net	(3,913)	(6,836)
Net cash used in investing activities	(489,035)	(1,014,789)

Cash flows from financing activities:
Redemption of common stock for tax withholdings for restricted stock vesting	(881)	(89)
Proceeds from FHLB advances	—	1,028,000
Repayments of FHLB advances	(144,000)	(1,069,000)
Proceeds from (repayments of) secured borrowings	(6,008)	42,972
Net increase in deposits	1,027,739	1,130,220
Net cash provided by financing activities	876,850	1,132,103

Increase in cash and cash equivalents	475,085	156,270
Cash and cash equivalents at the beginning of the period	389,220	232,950
Cash and cash equivalents at the end of the period	$864,305	$389,220

Supplemental information:
Cash paid for:
Interest	$18,693	$32,223
Income Taxes	$19,085	$15,185
Non-cash item:
Transfer of loans held for investment to held for sale	$1,716	$21,502

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

NOTE 1 — ORGANIZATION

Metropolitan Bank Holding Corp. (a New York corporation) (the “Company”) is a bank holding company whose principal activity is the ownership and management of Metropolitan Commercial Bank (the “Bank”), its wholly-owned subsidiary. The Bank’s primary market is the New York metropolitan area. The Bank offers a traditional range of commercial banking services to individuals and businesses. Its primary lending products are commercial real estate loans, multi-family loans, and commercial and industrial loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flows from operations of businesses. The Bank’s primary deposit products are checking, savings, and term deposit accounts, and its deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) under the maximum amounts allowed by law. The Bank commenced operations on June 22, 1999.

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

Securities:   Debt securities are classified as held-to-maturity (“HTM”) and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale (“AFS”) when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Equity securities with readily determinable fair value are carried at fair value, with change in fair value reported in net income.

On January 1, 2019, the Company adopted a new accounting standard for Financial Instruments (ASU 2016-01), which required equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Upon adoption, equity securities previously classified as AFS are presented separately on the balance sheet as equity securities. The amount of unrealized gain (loss), net of tax, related to these securities was reclassified from accumulated other

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

comprehensive income to retained earnings as of January 1, 2019. Upon adoption, the amendments related to equity securities without readily determinable fair values (including disclosure requirements) were applied prospectively to equity investments that existed at January 1, 2019.

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

Management evaluates AFS and HTM securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the statement of operations and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Accounts Receivable & Receivable from Global Payments Business, Net: Accounts receivables, net, primarily consist of the Bank’s in-transit items, trade receivables from global payments business and other receivables. Receivables from global payments business are predominantly government scheduled payments including financial assistance programs and pensions.

Revenue Recognition:  Most of the Company’s revenue is derived from interest income on loans. Any revenues from contracts with customers, which are not exempt from the accounting requirements under Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, are accounted for using the five-step method prescribed by the ASU. These revenue items are debit card income, service charges on deposit accounts and other service charges. In accordance with the ASU, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company applies the following five steps to properly recognize revenue: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Technology Costs: Technology costs are primarily comprised of licensing fees on certain deposit accounts held by bankruptcy trustees and are expensed as incurred. These accounts require the use of a software interface provided by a third party. Licensing fees amounted to $9.7 million and $8.5 million for 2020 and 2019, respectively. Bankruptcy accounts subject to the licensing fees amounted to $871.3 million and $865.8 million at December 31, 2020 and 2019, respectively.

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

For the years ended December 31, 2020 and 2019 (Continued)

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

A loan is considered to be impaired when it is probable that the Bank will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. All commercial and commercial real estate loans are individually evaluated for credit risk at least annually, and all classified loans are individually evaluated for impairment quarterly. Large groups of smaller balance homogenous loans such as residential real estate loans are collectively evaluated for impairment, and accordingly, are not separately evaluated for impairment disclosures unless an individual loan is classified.

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

When a loan is modified and concessions have been made to the original contractual terms, such as reductions in interest rate or deferral of interest or principal payments, due to the borrower’s financial condition, the modification is known as a troubled debt restructuring (“TDR”). TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Bank determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component of the allowance covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over a rolling two-year period. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: (1) changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; (2) changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; (3) changes in the trends in the type

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

and volume and in terms of loans; (4) changes in the experience, ability, and depth of lending management and other relevant staff; (5) changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans; (6) changes in the quality of the Bank’s loan review system; (7) changes in the value of underlying collateral for collateral-dependent loans; (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (9) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio. The following portfolio segments have been identified: Construction loans, Commercial Real Estate loans, Multi-Family loans, One-to-Four Family loans, Commercial & Industrial loans and Consumer loans.

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

Commercial Real Estate — Commercial real estate loans are secured by nonresidential real estate and generally have larger balances and involve a greater degree of risk than residential real estate loans. Repayment of commercial real estate loans depends on the cash flow of the borrower and the net operating income of the property, the borrower’s profitability, and the value of the underlying property. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the cash flows from the property. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. Commercial real estate is also subject to adverse market conditions that cause a decrease in market value or lease rates, obsolescence in location or function and market conditions associated with oversupply of units in a specific region.

Multi-family — Multi-family real estate loans are secured by real estate of five or more units and generally have larger balances and involve a greater degree of risk than residential real estate loans. Repayment of multi-family real estate loans depends on the cash flow analysis of the property, occupancy rates, and unemployment rates, combined with the net operating income of the property, the borrower’s profitability, and the value of the underlying property. Payments on these loans depend on successful operation and management of the properties, and repayment of such loans may be subject to adverse conditions in the real estate market or the economy.

One-to-Four Family — One-to-four family loans are generally made on the basis of the borrower’s ability to make repayment from his or her employment income or other income, and which are secured by real property whose value tends to be more easily ascertainable. Repayment of one-to-four family loans is subject to adverse employment conditions in the local economy leading to increased default rates and decreased market values, including from oversupply in a geographic area. In general, these loans depend on the borrower’s continuing financial stability and, therefore, are likely to be adversely affected by various factors, including job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

Commercial & Industrial — Commercial and industrial loans are generally of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Furthermore, any collateral securing such loans may depreciate over time, may be difficult to appraise, and may fluctuate in value.

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

Interest income on loans is accrued and credited to operations based upon the principal amounts outstanding. Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Delinquent status is based on the contractual terms of the loan. Any unpaid interest previously accrued on those loans is reversed from income. Interest payments received on such loans are applied as a reduction of the loan principal balance when the collectability of principal, wholly or partially, is in doubt. Interest payments received may be deferred on non-accrual loans in which the principal balance is deemed to be collectible. Interest income is recognized when all the principal and interest amounts contractually due are brought current and the loans are returned to accrual status.

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

The goodwill of $9.7 million is associated with a purchase of the prepaid third-party debit card business. The Company performed an impairment assessment and determined that no impairment of goodwill existed as of December 31, 2020 or 2019.

Stock-Based Compensation:   Compensation cost is recognized for stock options, restricted stock awards and restricted stock units, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of options. The market price of the Company’s common stock at the date of grant is used for restricted stock awards and restricted stock units. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with time-based vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

The Company also awards performance-based restricted stock units (“PRSUs”) to employees. The PRSUs are classified as either equity or liability, depending on certain criteria provided in ASC 718, Stock Based Compensation. This classification affects whether the measurement of fair value is fixed (i.e., measured only once) on the grant date or whether fair value will be remeasured each reporting period until settled. On the grant date, the estimate of equity-classified awards’ fair value would be fixed, the cumulative amount of previously recognized compensation cost would be adjusted, and the Company would no longer have to remeasure the award. If the award is liability-classified, the awards would continue to be marked to fair value each reporting period until settlement. The Company recognizes

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

compensation cost for awards with performance conditions if and when it concludes that it is probable that the performance conditions will be achieved. The Company assesses the probability of vesting (i.e. that the performance conditions will be met) at each reporting period and, if required, adjusts compensation cost based on its probability assessment.

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

Other Investments:   Other investments includes Federal Reserve Bank (“FRB”) stock, Federal Home Loan Bank (“FHLB”) stock and investments in the Solomon Hess SBA Loan Fund (“SBA Loan Fund”). Other investments also include a $1.0 million investment in The Disability Opportunity Fund, which is an equity equivalent investment to a community development financial institution. The investment was made by the Bank in 2018.The Bank is a member of the FRB and the FHLB systems. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FRB and FHLB stock are carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The investment in the SBA Loan Fund is recorded at cost and periodically evaluated for impairment. The Company held FRB and FHLB stock of $7.4 million and $2.7 million, respectively, as of December 31, 2020. $5.0 million of an SBA Loan Fund was called in the second quarter of 2020. As of December 31, 2019, the Company held FRB and FHLB stock of $7.3 million and $8.1 million, respectively, and an SBA Loan Fund investment of $5.0 million.

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

For the years ended December 31, 2020 and 2019 (Continued)

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

Comprehensive Income:   Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and unrealized gain (loss) and reclassification to earnings related to the cash flow hedges, which are also recognized as separate components of equity.

Restrictions on Cash:  Cash on hand or on deposit with the FRB was required to meet regulatory reserve and clearing requirements. Also included in cash was $9.5 million and $10.6 million of cash held in escrow and collateral accounts for third-party debit card program managers as of December 31, 2020 and 2019, respectively.

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

For the years ended December 31, 2020 and 2019 (Continued)

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

NOTE 3 — SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2016, the Financial Accounting Standards Board (“FASB”) deferred the effective date of the ASU by one year which means ASU 2014-09 was effective for the Company beginning January 1, 2019. The Company adopted the new revenue guidance as of January 1, 2019, using the five-step model prescribed by the ASU and described above. Management evaluated the Company’s revenue streams and recorded an adjustment to opening retained earnings of $117,000 in accordance with the modified retrospective method allowed by the ASU.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires companies that lease valuable assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. In

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

June 2020, the FASB approved a delay for the implementation of the ASU. Accordingly, the amendments in this update are effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Under ASU 2016-02, the Company will recognize a right-of-use asset and a lease obligation liability on the consolidated statement of financial condition, which will increase the Company’s assets and liabilities. The Company is evaluating other potential impacts of ASU 2016-02 on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. ASU 2016-2013 requires that financial institutions and other organizations will use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration. In October 2019, the FASB approved a delay for the implementation of the ASU. Accordingly, as an EGC, the Company’s effective date for the implementation of the ASU will be January 1, 2023. Management has established a committee to evaluate the impact of ASU 2016-13 on the Company’s financial statements. The Company expects to recognize a one-time cumulative adjustment to the allowance for loan losses as of the beginning of the reporting period in which the ASU takes effect but cannot yet determine the magnitude of the impact on the consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Management has established a committee to evaluate the impact of the transition from Libor on the business and consolidated financial statement, but cannot yet determine the magnitude of such impact.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

NOTE 4 — INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at December 31, 2020 and 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2020	Cost	Gains	Losses	Fair Value
Debt securities available for sale
Residential mortgage securities	$192,163	$2,599	$(74)	$194,688
Commercial mortgage securities	32,589	997	(94)	33,492
U.S. Government agency securities	37,997	—	(81)	37,916
Total securities available for sale	$262,749	$3,596	$(249)	$266,096

Held-to-Maturity Securities:
Residential mortgage securities	2,760	67	—	2,827
Total securities held to maturity	$2,760	$67	$—	$2,827

Equity investments:
CRA Mutual Fund	2,299	14	—	2,313
Total equity investment securities	$2,299	$14	$—	$2,313

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2019	Cost	Gains	Losses	Fair Value
Debt securities available for sale
Residential mortgage securities	$175,902	$1,478	$(117)	$177,263
Commercial mortgage securities	32,284	206	(18)	32,472
U.S. Government agency securities	25,000	207	—	25,207
Total securities available for sale	$233,186	$1,891	$(135)	$234,942

Held-to-Maturity Securities:
Residential mortgage securities	3,722	9	(19)	3,712
Total securities held to maturity	$3,722	$9	$(19)	$3,712

Equity investments:
CRA Mutual Fund	2,258	—	(34)	2,224
Total equity investment securities	$2,258	$—	$(34)	$2,224

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

The proceeds from sales and calls of securities during the years ended December 31, 2020 and 2019 were $141.4 million and $1.1 million, respectively. The following table summarizes the proceeds from sales and calls of securities and associated gains for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Proceeds	141,422	$1,065
Gross gains	3,286	$—
Tax impact	(1,036)	$—

The gains of $3.3 million in the table above resulted from sales of $108.1 million (amortized cost) of AFS securities in 2020. Proceeds from the sale were $111.4 million.

The following table summarizes, by contractual maturity, the amortized cost and fair value of debt securities at December 31, 2020 and 2019. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The table does not include the effect of principal repayments. Equity securities, primarily investment in mutual funds, have been excluded from the table. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately (in thousands):

	Held-to-Maturity		Available-for-Sale
At December 31, 2020	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
One to five years	—	—	37,997	37,916
Five to ten years	—	—	—	—
Due after ten years	—	—	—	—
Total	$—	$—	$37,997	$37,916

Residential mortgage securities	$2,760	2,827	192,163	194,688
Commercial mortgage securities	—	—	32,589	33,492
Total Securities	$2,760	$2,827	$262,749	$266,096

	Held-to-Maturity		Available-for-Sale
At December 31, 2019	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
One to five years	—	—	—	—
Five to ten years	—	—	25,000	25,207
Due after ten years	—	—	—	—
Total	$—	$—	$25,000	$25,207

Residential mortgage securities	$3,722	$3,712	$175,902	$177,263
Commercial mortgage securities	—	—	32,284	$32,472

Total Securities	$3,722	$3,712	$233,186	$234,942

There were no securities pledged as collateral at December 31, 2020. At December 31, 2019, there were $126.2 million of securities available for sale pledged as collateral for certain deposits.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

At December 31, 2020 and 2019, all of the mortgage-backed securities and collateralized mortgage obligations held by the Bank were issued by U.S. government-sponsored entities and agencies.

Securities with unrealized losses for the years ended December 31, 2020 and 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 months or more		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2020	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities available for sale
Residential mortgage securities	$33,734	$(74)	$—	$—	$33,734	$(74)
Commercial mortgage securities	12,314	(93)	385	(1)	12,699	(94)
U.S. Government agency securities	37,916	(81)	—	—	37,916	(81)
Total securities available for sale	$83,964	$(248)	$385	$(1)	$84,349	$(249)

Held-to-Maturity Securities:
Residential mortgage securities	$—	$—	$—	$—	$—	$—
Total securities held to maturity	$—	$—	$—	$—	$—	$—

Equity investments:
CRA Mutual Fund	$—	$—	$—	$—	$—	$—
Total equity investment securities	$—	$—	$—	$—	$—	$—

	Less than 12 Months		12 months or more		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2019	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities available for sale
Residential mortgage securities	$22,850	$(52)	$6,728	$(65)	$29,578	$(117)
Commercial mortgage securities	9,911	(18)	—	—	9,911	(18)
Total securities available for sale	$32,761	$(70)	$6,728	$(65)	$39,489	$(135)

Held-to-Maturity Securities:
Residential mortgage securities	$—	$—	$1,470	$(19)	$1,470	$(19)
Total securities held to maturity	$—	$—	$1,470	$(19)	$1,470	$(19)

Equity investments:
CRA Mutual Fund	$—	$—	$2,224	$(34)	$2,224	$(34)
Total equity investment securities	$—	$—	$2,224	$(34)	$2,224	$(34)

The unrealized losses of securities are primarily due to the changes in market interest rates subsequent to purchase. The Bank does not consider these securities to be other-than-temporarily impaired at December 31, 2020 or 2019 since the decline in market value was attributable to changes in interest rates and not credit quality. In addition, the Bank does not intend to sell and does not believe that it is more likely than not that it will be required to sell these investments until

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

there is a full recovery of the unrealized loss, which may be at maturity. As a result, no impairment loss was recognized during the years ended December 31, 2020 or 2019.

As of December 31, 2020 and 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

NOTE 5  — LOANS

Net loans consist of the following as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Real estate
Commercial	$1,887,505	$1,668,236
Construction	112,290	30,827
Multi-family	433,239	375,611
One-to-four family	71,354	82,670
Total real estate loans	2,504,388	2,157,344

Commercial and industrial	591,500	448,619
Consumer	46,431	71,956
Total loans	3,142,319	2,677,919
Deferred fees	(5,266)	(4,970)
Loans, net of deferred fees and unamortized costs	3,137,053	2,672,949
Allowance for loan losses	(35,407)	(26,272)
Balance at the end of the period	$3,101,646	$2,646,677

Included in commercial and industrial loans at December 31, 2020 are $3.8 million of Paycheck Protection Program loans.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

The following tables represent the changes in the allowance for loan losses for the years ended December 31, 2020 and 2019, by portfolio segment. The portfolio segments represent the categories that the Bank uses to determine its allowance for loan losses (in thousands):

	Commercial	Commercial			One-to-four
Year ended December 31, 2020	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$15,317	$7,070	$411	$2,453	$267	$754	$26,272
Provision (credit) for loan losses	1,926	5,165	1,182	208	(61)	1,068	9,488
Loans charged-off	—	(254)	—	—	—	(251)	(505)
Recoveries	—	142	—	—	—	10	152
Total ending allowance balance	$17,243	$12,123	$1,593	$2,661	$206	$1,581	$35,407

	Commercial	Commercial			One-to-four
Year ended December 31, 2019	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$9,037	$6,257	$625	$2,047	$228	$748	$18,942
Provision (credit) for loan losses	6,280	(2,678)	(214)	406	39	390	4,223
Loans charged-off	—	(798)	—	—	—	(389)	(1,187)
Recoveries	—	4,289	—	—	—	5	4,294
Total ending allowance balance	$15,317	$7,070	$411	$2,453	$267	$754	$26,272

Net charge-offs were $353,000 during the year ended December 31, 2020 and net recoveries were $3.1 million during the year ended December 31, 2019. Included in the net recoveries during the year ended December 31, 2019 were $4.3 million of recoveries related primarily to the recovery of medallion loans previously charged off in 2017 and 2016.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of December 31, 2020 and 2019 (in thousands):

	Commercial	Commercial			One-to-four
At December 31, 2020	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$3,662	$—	$—	$53	$1,203	$4,918
Collectively evaluated for impairment	17,243	8,461	1,593	2,661	153	378	30,489
Total ending allowance balance	$17,243	$12,123	$1,593	$2,661	$206	$1,581	$35,407
Loans:
Individually evaluated for impairment	$10,345	$4,192	$—	$—	$999	$2,197	$17,733
Collectively evaluated for impairment	1,877,160	587,308	112,290	433,239	70,355	44,234	3,124,586
Total ending loan balance	$1,887,505	$591,500	$112,290	$433,239	$71,354	$46,431	$3,142,319

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

	Commercial	Commercial			One-to-four
At December 31, 2019	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$805	$—	$—	$64	$311	$1,180
Collectively evaluated for impairment	15,317	6,265	411	2,453	203	443	25,092
Total ending allowance balance	$15,317	$7,070	$411	$2,453	$267	$754	$26,272
Loans:
Individually evaluated for impairment	$367	$1,047	$—	$—	$3,384	$728	$5,526
Collectively evaluated for impairment	1,667,869	447,572	30,827	375,611	79,286	71,228	2,672,393
Total ending loan balance	$1,668,236	$448,619	$30,827	$375,611	$82,670	$71,956	$2,677,919

The following tables present information related to loans determined to be impaired by class of loans as of and for the years ended December 31, 2020 and 2019 (in thousands):

	Unpaid Principal		Allowance for Loan	Average Recorded	Interest Income
At December 31, 2020	Balance	Recorded Investment	Losses Allocated	Investment	Recognized
With an allowance recorded:
One-to-four family	$610	$480	$53	$491	$19
Consumer	2,197	2,197	1,203	1,503	88
Commercial and industrial	4,192	4,192	3,662	3,456	—
Total	$6,999	$6,869	$4,918	$5,450	$107

Without an allowance recorded:
One-to-four family	666	$519	$—	$996	$20
Commercial real estate	10,345	10,345	—	2,360	38
Commercial and industrial	—	—	—	951	—
Total	$11,011	$10,864	$—	$4,307	$58

	Unpaid Principal		Allowance for Loan	Average Recorded	Interest Income
At December 31, 2019	Balance	Recorded Investment	Losses Allocated	Investment	Recognized
With an allowance recorded:
One-to-four family	$633	$503	$64	$411	$19
Consumer	731	728	311	311	13
Commercial and industrial	1,047	1,047	805	419	—
Total	$2,411	$2,278	$1,180	$1,141	$32

Without an allowance recorded:
One-to-four family	3,028	$2,881	$—	$2,063	$124
Commercial real estate	367	367	—	375	15
Total	$3,395	$3,248	$—	$2,438	$139

The recorded investment in loans excludes accrued interest receivable and loan origination fees. Interest income was recognized on a cash basis for impaired loans.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

Interest income that would have been recorded for the years ended December 31, 2020 and 2019, had non-accrual loans been current according to their original terms, was immaterial.

For a loan to be considered impaired, management determines after review whether it is probable that the Bank will be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified non-accrual loans, TDRs and any loans for which management believes that it is probable that the Bank will be unable to collect all amounts due, including both interest and principal, according to the contractual terms of the loan agreement. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

The following tables present the recorded investment in non-accrual loans, loans past due over 90 days and still accruing by class of loans as of December 31, 2020 and 2019 (in thousands):

At December 31, 2020	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial & industrial	$4,192	$—
One-to-four family	—	—
Consumer	1,428	769
Total	$5,620	$769

At December 31, 2019	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial & industrial	$1,047	$408
One-to-four family	2,345	—
Consumer	693	—
Total	$4,085	$408

All TDRs at December 31, 2020 and 2019 were performing in accordance with their structured terms.

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2020 and 2019 (in thousands):

			Greater
	30-59	60-89	than 90	Total past	Current
At December 31, 2020	Days	Days	days	due	loans	Total
Commercial real estate	$40	$9,984	$—	$10,024	$1,877,481	$1,887,505
Commercial & industrial	4,429	6,400	4,192	15,021	576,479	591,500
Construction	—	—	—	—	112,290	112,290
Multi-family	—	—	—	—	433,239	433,239
One-to-four family	2,908	—	—	2,908	68,446	71,354
Consumer	112	32	2,197	2,341	44,090	46,431
Total	$7,489	$16,416	$6,389	$30,294	$3,112,025	$3,142,319

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

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

Troubled Debt Restructurings

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and are classified as impaired. Included in impaired loans at December 31, 2020 and 2019 were loans modified as TDRs with a recorded investment of $1.4 million. The Company had allocated $53,000 and $81,000 of specific reserves to customers whose loan terms have been modified as TDRs as of December 31, 2020 and 2019, respectively. The Company has not committed to lend additional amounts as of December 31, 2020 and 2019 to customers with outstanding loans that are classified as TDRs.

The following tables present the recorded investment in TDRs by class of loans as of December 31, 2020 and 2019 (in thousands):

At December 31, 2020	Troubled Debt Restructuring
Commercial real estate	$361
One-to-four family	999
Total	$1,360

At December 31, 2019	Troubled Debt Restructuring
Commercial real estate	$367
One-to-four family	1,039
Consumer	35
Total	$1,441

There were no loans modified as a TDR during the year ended December 31, 2020. TDRs include loans with one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. Modifications involving a reduction of the stated interest rate and/or an extension of the maturity date were for a period of three to five years.

In 2020 and 2019, there were no TDRs for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
At December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$1,877,160	$361	$9,984	$—	$1,887,505
Commercial & industrial	583,809	3,499	—	4,192	591,500
Construction	112,290	—	—	—	112,290
Multi-family	433,239	—	—	—	433,239
Total	$3,006,498	$3,860	$9,984	$4,192	$3,024,534

		Special
At December 31, 2019	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$1,667,869	$367	$—	$—	$1,668,236
Commercial & industrial	446,612	—	960	1,047	448,619
Construction	30,827	—	—	—	30,827
Multi-family	375,611	—	—	—	375,611
Total	$2,520,919	$367	$960	$1,047	$2,523,293

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

For the years ended December 31, 2020 and 2019 (Continued)

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

As of December 31, 2020, the Company had 63 loan deferrals amounting to $220.3 million, or 7.0% of total loans, that were modified in accordance with the COVID-19 Guidance and the CARES Act. These loans, in accordance with COVID-19 guidance and the CARES Act, are not included in disclosures related to past due loans.

NOTE 6 — PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows as of December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Furniture and Equipment (useful life of 3 to 7 years)	$12,343	$9,961
Furniture and Equipment in Process	—	2,175
Leasehold Improvements (useful life of 3 to 10 years)	15,687	11,092
Leasehold Improvements in Process	—	3,768
Total Premises and Equipment	28,030	26,996
Less accumulated depreciation and amortization	(14,555)	(14,896)
Total Premises and Equipment, net	$13,475	$12,100

Depreciation and amortization expense amounted to $2.5 million and $1.6 for the years ended December 31, 2020 and 2019, respectively.

NOTE 7 — DEPOSITS

Deposits consisted of the following as of December 31, 2020 and 2019 (in thousands):

	At December 31,
	2020	2019

Noninterest bearing demand accounts	$1,715,042	$1,090,479
Money market	1,993,514	1,573,716
Savings accounts	17,895	16,204
Time Deposits:
Time deposits under $100,000	4,172	5,483
Time deposits $100,000 and over	87,890	104,892
Total deposits	$3,818,513	$2,790,774

Time deposits greater than $250,000 at December 31, 2020 and 2019 were $42.5 million and $61.4 million, respectively.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

The following are scheduled maturities of time deposits as of December 31, 2020 (in thousands):

At December 31,
2020
2021	$51,321
2022	26,466
2023	7,270
2024	3,175
2025	3,830
Total time deposits	$92,062

NOTE 8 — BORROWINGS

FHLB Advances: The Bank had no borrowings from the FHLB at December 31, 2020. The Bank had $144.0 million of FHLB borrowings at December 31, 2019, which matured during the year ended December 31, 2020 and had a fixed rate at rates from 1.86% to 2.09%, with a weighted average of 2.02%.

Each advance was payable at its maturity date, with a prepayment penalty for fixed rate advances. Advances are collateralized by mortgage loans under a blanket lien agreement in the amount of approximately $499.8 million and $437.8 million as of December 31, 2020 and 2019, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow a total of approximately $499.8 million as of December 31, 2020.

Trust Preferred Securities Payable:   On December 7, 2005, the Company established MetBank Capital Trust I, a Delaware statutory trust (“Trust I”). The Company received all of the common stock of Trust I in exchange for contributed capital of $310,000. Trust I issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust I’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust I, mature on December 9, 2035 and bear interest then at a floating rate of three-month LIBOR plus 1.85%. The Debentures are callable. The interest rates were 2.09% and 3.84% as of December 31, 2020 and 2019, respectively.

On July 14, 2006, the Company established MetBank Capital Trust II, a Delaware statutory trust (“Trust II”). The Company received all of the common stock of Trust II in exchange for contributed capital of $310,000. Trust II issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust II’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures II”) issued by the Company. The Debentures II, the sole assets of Trust II, mature on October 7, 2036, and bear interest at a floating rate of three-month LIBOR plus 2.00%. The Debentures II are callable. The interest rates were 2.24% and 3.99% as of December 31, 2020 and 2019, respectively.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

The investments in the common stock of Trust I and Trust II are included in other assets on the consolidated statements of financial condition. The subordinated debentures may be included in Tier 1 capital (with certain applicable limitations) under current regulatory guidelines and interpretations.

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

In accordance with the terms of the subordinated notes, the interest rate from March 15, 2022 to the maturity date resets quarterly to an interest rate per annum equal to the current three-month LIBOR (not less than zero) plus 426 basis points, payable quarterly in arrears.

The Company may redeem the subordinated notes beginning with the interest payment date of March 15, 2022 and on any scheduled interest payment date thereafter. The subordinated notes may be redeemed in whole or in part, at a redemption price equal to 100% of the principal amount of the subordinated notes plus any accrued and unpaid interest.

The terms of the trust preferred securities and subordinated debt may be impacted by the transition from LIBOR to an alternative U.S. dollar reference interest rate, potentially SOFR, in 2022. On November 30, 2020, announcement by LIBOR’s administrator, the ICE Benchmark Administration, signaled to the market that USD LIBOR for the most liquid maturities is now likely to continue to be published until June 30, 2023; however, no definitive announcement has been made on this delay. Management is currently evaluating the impact of the transition on the trust preferred securities payable.

NOTE 9 — INCOME TAXES

Income tax expense consisted of the following for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
(in thousands)	2020	2019
Current
Federal	$10,936	$9,222
State and local	7,226	6,570
Total current	18,162	15,792
Deferred
Federal	139	(845)
State and local	151	(1,020)
Total deferred	290	(1,865)
Total income tax expense	$18,452	$13,927

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

Deferred tax assets and liabilities consist of the following (in thousands):

	At December 31,
	2020	2019
Deferred tax assets:
Allowance for loan losses	$11,145	$8,303
Interest on nonaccrual loans	—	24
Off balance sheet reserves	57	57
Restricted stock	90	188
Tangible asset	14	17
Non-qualified stock options	292	294
Net unrealized loss on interest rate cap	564	—
Other	—	51
Total gross deferred tax assets	12,162	8,934
Deferred tax liabilities:
Depreciation and amortization	3,731	781
Net unrealized gain on securities available for sale	1,067	604
Pass-through income	59	69
Prepaid assets	355	341
Total gross deferred tax liabilities	5,212	1,795
Net deferred tax asset, included in other assets	$6,950	$7,139

The following is a reconciliation of the Company’s statutory federal income tax rate of 21% to its effective tax rate for the years ended December 31, 2020 and 2019 (in thousands):

	For the year ended December 31,
	2020		2019
	Tax expense/		Tax expense/
	(benefit)	Rate	(benefit)	Rate
Pretax income at statutory rates	$12,163	21.00%	$9,253	21.00%
State and local taxes, net of federal income tax benefit	5,828	10.06	4,385	9.95
Nondeductible expenses	457	0.79	430	0.97
Excess tax deduction on equity awards	(59)	(0.10)	(132)	(0.30)
Tax-exempt income, net	—	—	(2)	(0.00)
Other	63	0.11	(7)	(0.01)
Effective income tax expense/rate	$18,452	31.86%	$13,927	31.61%

Metropolitan Bank Holding Corp. and the Bank filed consolidated Federal, New York State and New York City tax returns in 2020 and 2019.

As of December 31, 2020 and 2019, there are no unrecognized tax benefits, and the Company does not expect this to significantly change in the next twelve months.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the State and City of New York. The Company is no longer subject to examination by the U.S. federal and state or local tax authorities for years prior to 2016.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

NOTE 10 — RELATED PARTY TRANSACTIONS

Deposits from principal officers, directors, and their affiliates at year-end 2020 and 2019 were $4.5 million and $566,000, respectively.

A promissory note of $780,000 was made to an executive officer of the Bank during 2016. The note has a fixed interest rate of 2.1% per annum (determined by reference to the 5-year LIBOR rate in effect on the note date, plus 100 basis points) and interest is payable on the last day of each calendar quarter. The note has a balloon payment term and the due date is August 15, 2021, with no prepayment penalty. The outstanding balance of the subject loan was $780,000 as of December 31, 2020 and 2019.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

The Company leases certain branch properties under operating leases. Approximate future minimum rental payments required under all non-cancellable operating leases, before considering renewal options that generally are present, were as follows (in thousands):

Year Ending December 31,
2021	$3,947
2022	3,877
2023	3,548
2024	3,506
2025	3,285
Thereafter (and through 2035)	23,417
$41,580

Total rent expense for the years ended December 31, 2020 and 2019 was $4.7 million and $3.8 million, respectively.

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

For the years ended December 31, 2020 and 2019 (Continued)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At December 31, 2020
Residential mortgage securities	$194,688	$—	$194,688	$—
Commercial mortgage securities	33,492	—	33,492	—
U.S. Government agency securities	37,916	—	37,916	—
CRA Mutual Fund	2,313	2,313	—	—
Derivative assets - interest rate cap	770	—	770	—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2019
Residential mortgage securities	$177,263	$—	$177,263	$—
Commercial mortgage securities	32,472	—	32,472	—
U.S. Government agency securities	25,207	—	25,207	—
CRA Mutual Fund	2,224	2,224	—	—

There were no transfers between Level 1 and Level 2 during 2020 or 2019.

There were no material assets measured at fair value on a non-recurring basis at December 31, 2020 or December 31, 2019.

The Bank has engaged an independent pricing service provider to provide the fair values of its financial assets and liabilities measured at amortized cost. This provider follows FASB’s exit pricing guidelines, as required by

ASU 2016-01, when calculating the fair market value.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

Carrying amount and estimated fair values of financial instruments at December 31, 2020 and 2019 were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2020	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Assets:
Cash and due from banks	$8,692	$8,692	$—	$—	$8,692
Overnight deposits	855,613	855,613	—	—	855,613
Securities available for sale	266,096	—	266,096	—	266,096
Securities held to maturity	2,760	—	2,827	—	2,827
Equity investments	2,313	2,313	—	—	2,313
Loans, net	3,101,646	—	—	3,094,998	3,094,998
Other investments
FRB Stock	7,381	N/A	N/A	N/A	N/A
FHLB Stock	2,718	N/A	N/A	N/A	N/A
SBA Loan Fund	—	N/A	N/A	N/A	N/A
Disability Fund	1,000	—	1,000	—	1,000
CRA - CD	498	498	—	—	498
Derivative assets - interest rate cap	770	—	770	—	770
Accrued interest receivable	13,249	—	414	12,835	13,249

Financial liabilities:
Non-interest-bearing demand deposits	$1,715,042	$1,715,042	$—	$—	$1,715,042
Money market and savings deposits	2,011,409	2,011,409	—	—	2,011,409
Time deposits	92,062	—	93,157	—	93,157
Federal Home Loan Bank of New York advances	—	—	—	—	—
Trust preferred securities payable	20,620	—	—	20,001	20,001
Subordinated debt, net of issuance cost	24,657	—	25,375	—	25,375
Accrued interest payable	712	7	591	114	712
Secured borrowings	36,964	—	36,964	—	36,964

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2019	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Assets:
Cash and due from banks	$8,116	$8,116	$—	$—	$8,116
Overnight deposits	381,104	381,104	—	—	381,104
Securities available for sale	234,942	—	234,942	—	234,942
Securities held to maturity	3,722	—	3,712	—	3,712
Equity investments	2,224	2,224	—	—	2,224
Loans, net	2,646,677	—	—	2,609,233	2,609,233
Other investments	—	—	—	—	—
FRB Stock	7,317	N/A	N/A	N/A	N/A
FHLB Stock	8,122	N/A	N/A	N/A	N/A
SBA Loan Fund	5,000	N/A	N/A	N/A	N/A
Disability Fund	500	—	500	—	500
CRA - CD	498	498			498
Accrued interest receivable	8,862	—	544	8,318	8,862

Financial Liabilities:
Non-interest-bearing demand deposits	$1,090,479	$1,090,479	$—	$—	$1,090,479
Money market and savings deposits	1,589,920	1,589,920	—	—	1,589,920
Time deposits	110,375	—	110,800	—	110,800
Federal Home Loan Bank of New York advances	144,000	—	144,229	—	144,229
Trust preferred securities payable	20,620	—	—	20,011	20,011
Subordinated debt, net of issuance cost	24,601	—	25,375	—	25,375
Accrued interest payable	1,229	14	1,009	206	1,229
Secured borrowings	42,972	—	42,972	—	42,972

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

At December 31, 2020, there were 311,251 shares issuable under the 2019 EIP. At December 31, 2019, there were 341,562 shares issuable under the 2009 Plan.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

Stock Options

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

There was no compensation cost related to non-vested stock options granted as of December 31, 2020 and 2019 as all stock options were vested.

A summary of the status of the Company’s stock option plan and the changes during the year is presented below:

	2020
		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding, beginning of year	231,000	$18.00
Granted	—	—
Exercised	—	—
Cancelled/forfeited	—	—
Outstanding, end of year	231,000	$18.00
Options vested and exercisable at year-end	231,000	$18.00

Aggregate intrinsic value of options outstanding at December 31, 2020		$4,220,370

Weighted average remaining contractual life (years)		3.38

The following table summarizes information about stock options outstanding at December 31, 2020:

	Options Outstanding
Range of Average	Number Outstanding at	Weighted Average	Weighted Average	Weighted average
Exercise Prices	December 31, 2020	Remaining Contractual Life	Exercise Price	intrinsic value
$10 – 20	231,000	3.38	$18.00	$18.27
$21 – 30	—	—	$—	$—
$10 – 30	231,000	3.38	$18.00	$18.27

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

Restricted Stock Awards and Units

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

Total compensation cost that has been charged against income for restricted stock grants was $1.5 million and $1.2 million for years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was $2.0 million of total unrecognized compensation expense related to the restricted stock grants. The cost is expected to be recognized over a weighted-average period of 1.68 years.

In addition, on January 1, 2019, 38,900 restricted shares in the aggregate were granted to members of the Board of Directors in lieu of retainer fees for three years of service. These shares vest one-third each year for three years beginning on January 1, 2019. Further, on October 1, 2020, 1,785 shares were granted to a new member of the Board of Directors, all of which vest in 2021. Total expense for these awards was $410,000 and $400,000 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was $440,000 of unrecognized expense related to Directors’ fees. The cost is expected to be recognized over a weighted-average period of 1.00 years.

The following table summarizes the changes in the Company’s non-vested restricted stock awards for the years ended December 31, 2020 and 2019.

	Year Ended December 31, 2020		Year Ended December 31, 2019
		Weighted Average		Weighted Average
	Number of Shares	Grant Date Fair Value	Number of Shares	Grant Date Fair Value

Outstanding, beginning of period	104,838	$29.86	53,957	$21.46
Granted	62,092	44.80	106,423	35.36
Forfeited	(31,781)	38.24	(1,561)	32.71
Vested	(58,860)	31.83	(53,981)	32.22
Outstanding at end of period	76,289	$37.01	104,838	$29.86

The total fair value of shares vested is $2.1 million and $2.4 for the years ended December 31, 2020 and 2019, respectively.

Performance-Based Restricted Stock Units

During 2018, the Company established a performance-based long term incentive award program under the 2009 Equity Incentive Plan. During 2018, 90,000 performance-based restricted stock units (“PRSUs”) were awarded under the program. PRSUs are eligible to be earned over a three-year performance period based on the Company’s relative performance on certain measurement goals that were established at the onset of the performance period. These awards were accounted for in accordance with guidance prescribed in ASC Topic 718, Compensation – Stock Compensation. These units will be granted at the end of the three-year performance period, provided the performance criteria have been met.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

The following table summarizes the changes in the Company’s non-vested PRSU awards for year ended December 31, 2020:

For the year ended
December 31, 2020

Weighted average service inception date fair value of award shares	$4,064,295
Minimum aggregate share payout	12,000
Maximum aggregate share payout	90,000
Likely aggregate share payout	90,000
Compensation expense recognized	$1,430,011

Total compensation cost that has been charged against income for this plan for both years ended December 31, 2020 and 2019 was $1.4 million. At December 31, 2020, these awards were fully expensed and are expected to be paid out at their maximum amount of 90,000 shares.

NOTE 15 — EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan for eligible employees. The contribution for any participant may not exceed the maximum amount allowable by law. Each year, the Company may elect to match a percentage of participant contributions. The Company may also elect each year to make additional discretionary contributions to the plan. The total contributions were $619,000 and $499,000 the years ended December 31, 2020 and 2019, respectively.

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

The Bank had outstanding the following off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31, 2020 and 2019 (in thousands):

	At December 31, 2020		At December 31, 2019
		Variable		Variable
	Fixed Rate	Rate	Fixed Rate	Rate
Undrawn lines of credit	$19,024	$266,696	$17,204	$193,767
Letters of credit	34,264	—	47,743	—
	$53,288	$266,696	$64,947	$193,767

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within two years. At both December 31, 2020 and 2019, the Bank’s fixed rate loan commitments are to make loans with interest rates ranging from 3.0% to 5.6% and maturities of one year or more. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Bank or other financial institutions and securities.

The Bank has letters of credit of $34.3 million and $47.7 million as of December 31, 2020 and 2019, respectively, for which the Bank has received collateral in the form of accounts of $26.9 million and $29.8 million as of December 31, 2020 and 2019, respectively.

NOTE 17 — REGULATORY CAPITAL

The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At December 31, 2020 and 2019, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and Bank review capital levels on a monthly basis.

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being fully phased in on January 1, 2019. The capital conservation buffer was 2.50% at December 31, 2020 and December 31, 2019. The net unrealized gain or loss on AFS securities is not included in the computation of the regulatory capital. The Company and the Bank meet all capital adequacy requirements, to which they are subject, as of December 31, 2020 and 2019.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2020 and 2019, the most recent regulatory notifications categorized the Bank and the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

The following is a summary of actual capital amounts and ratios as of December 31, 2020 and 2019, for the Company and the Bank compared to the requirements for minimum capital adequacy and classification as well capitalized. Actual and required capital amounts and ratios are presented below at year end (dollars in thousands):

						To be Well Capitalized
			For Capital Adequacy			under Prompt Corrective
	Actual		Purposes			Action Regulations
	Amount	Ratio	Amount		Ratio	Amount			Ratio
At December 31, 2020
Total capital (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$410,959	12.7%	$257,941	≥	8.0%	$	N/A	≥	N/A
Metropolitan Commercial Bank	$410,295	12.7%	$257,827	≥	8.0%		$322,284	≥	10.0%
Tier 1 common equity (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$324,592	10.1%	$145,092	≥	4.5%	$	N/A	≥	N/A
Metropolitan Commercial Bank	$374,712	11.6%	$145,028	≥	4.5%		$209,485	≥	6.5%
Tier 1 capital (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$350,714	10.9%	$193,456	≥	6.0%	$	N/A	≥	N/A
Metropolitan Commercial Bank	$374,712	11.6%	$193,370	≥	6.0%		$257,827	≥	8.0%
Tier 1 capital (to average assets)
Metropolitan Bank Holding Corp.	$350,714	8.5%	$165,767	≥	4.0%	$	N/A	≥	N/A
Metropolitan Commercial Bank	$374,712	9.0%	$165,704	≥	4.0%		$207,130	≥	5.0%

At December 31, 2019
Total capital (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$350,403	12.5%	$223,973	≥	8.0%	$	N/A	≥	N/A
Metropolitan Commercial Bank	$356,353	12.7%	$223,858	≥	8.0%		$279,823	≥	10.0%
Tier 1 common equity (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$282,646	10.1%	$125,985	≥	4.5%	$	N/A	≥	N/A
Metropolitan Commercial Bank	$329,905	11.8%	$125,920	≥	4.5%		$181,885	≥	6.5%
Tier 1 capital (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$308,769	11.0%	$167,980	≥	6.0%	$	N/A	≥	N/A
Metropolitan Commercial Bank	$329,905	11.8%	$167,894	≥	6.0%		$223,858	≥	8.0%
Tier 1 capital (to average assets)
Metropolitan Bank Holding Corp.	$308,769	9.4%	$131,087	≥	4.0%	$	N/A	≥	N/A
Metropolitan Commercial Bank	$329,905	10.1%	$131,000	≥	4.0%		$163,750	≥	5.0%

As a result of the recently enacted Economic Growth Act (the “Act”), banking regulatory agencies adopted a revised definition of “well capitalized” for financial institutions and holding companies with assets of less than $10 billion and that are not determined to be ineligible by their primary federal regulator due to their risk profile (a “Qualifying Community Bank”). The new definition expanded the ways that a Qualifying Community Bank may meet its capital requirements and be deemed “well capitalized.” The new rule establishes a community bank leverage ratio (“CBLR”) equal to the tangible equity capital divided by the average total consolidated assets. Regulators have established the CBLR to be set at 8.5% through calendar year 2021 and 9% thereafter. The CARES Act temporarily reduced the CBLR to 8%.

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

For the years ended December 31, 2020 and 2019 (Continued)

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

	Year Ended December 31,
	2020	2019
Basic
Net income per consolidated statements of income	$39,466	$30,134
Less: Earnings allocated to participating securities	(344)	(448)
Net income available to common stockholders	$39,122	$29,686

Weighted average common shares outstanding including participating securities	8,293,677	8,297,478
Less: Weighted average participating securities	(72,248)	(123,336)
Weighted average common shares outstanding	8,221,429	8,174,142

Basic earnings per common share	4.76	3.63

Diluted
Net income allocated to common stockholders	$39,122	$29,686

Weighted average common shares outstanding for basic earnings per common share	8,221,429	8,174,142
Add: Dilutive effects of assumed exercise of stock options	103,463	125,085
Add: Dilutive effects of assumed vesting of performance based restricted stock	73,552	39,914
Add: Dilutive effects of assumed vesting of restricted stock units	-
Average shares and dilutive potential common shares	8,398,444	8,339,141

Dilutive earnings per common share	$4.66	$3.56

At December 31, 2020, there were 33,615 restricted stock units that were anti-dilutive and, thus, not considered in computing diluted earnings per share. The Company did not have any restricted stock units in 2019. There were no stock options that were anti-dilutive and, thus, not considered in computing diluted earnings per common share for 2020 and 2019.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

NOTE 19 — PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the Company (parent company only) is as follows (in thousands):

Condensed Statements of Financial Condition

	At December 31,
	2020	2019
Assets
Cash and due from banks	$15	$1,836
Loans, net of allowance for loan losses	776	776
Investments	620	620
Investment in subsidiary bank, at equity	385,510	340,733
Other assets	22	1,106
Total assets	$386,943	$345,071

Liabilities and Stockholders’ Equity
Trust preferred securities payable	20,620	20,620
Subordinated debt payable, net of issuance costs	24,657	24,601
Other liabilities	879	726
Total liabilities	46,156	45,947

Stockholders’ equity:
Preferred stock	3	3
Common stock	82	82
Surplus	218,899	216,468
Retained earnings	120,830	81,364
Accumulated other comprehensive loss, net of tax	973	1,207
Total equity	340,787	299,124
Total liabilities and stockholders’ equity	$386,943	$345,071

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

Condensed Statements of Operation

	Year Ended December 31,
	2020	2019
Income:
Loans	$17	$17
Securities and money market funds	18	27
Total interest income	35	44
Interest expense:
Trust preferred securities payable	590	908
Subordinated debt interest expense	1,618	1,618
Total interest expense	2,208	2,526
Net interest expense	(2,173)	(2,482)
Provision for loan losses	—	—
Net interest income after provision for loan losses	(2,173)	(2,482)
Other expense	2,338	3,865
Loss before undistributed earnings of subsidiary bank	(4,511)	(6,347)
Equity in undistributed earnings of subsidiary bank	42,844	35,209
Income before income tax expense	38,333	28,862
Income tax benefit	1,133	1,272
Net income	$39,466	$30,134

Comprehensive income	$39,232	$31,746

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

Condensed Statement of Cash Flows

	Year Ended December 31,
	2020	2019
Cash Flows From Operating Activities:
Net income	$39,466	$30,134
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed earnings of subsidiary bank	(42,844)	(35,209)
Non-employee stock based compensation	410	400
Amortization of trust preferred issuance costs	56	56
Stock based compensation expense	2,902	2,667
Decrease (increase) in other assets	(1,084)	274
Increase (decrease) in other liabilities	154	56
Net cash used in operating activities	(940)	(1,622)

Cash Flows From Investing Activities:
Net cash used in Investing activities	—	—

Cash Flows From Financing Activities:
Redemption of common stock for tax withholdings for restricted stock vesting	(881)	(89)
Net cash provided by financing activities	(881)	(89)
Net (decrease) increase in cash and cash equivalents	(1,821)	(1,711)
Cash and cash equivalents, beginning of year	1,836	3,547
Cash and cash equivalents, end of year	$15	$1,836

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

NOTE 20 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in Accumulated Other Comprehensive Income (Loss) balances, net of tax effects at the dates indicated (in thousands):

	Year Ended December 31,
	2020	2019
Beginning balance	$1,207	$(473)
Cumulative effect of adopting new accounting standard ASU 2016-01, net of taxes	—	68
Beginning balance, as adjusted	1,207	(405)

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale
Unrealized holding gain (loss) arising during the period	$4,877	$2,358
Reclassification adjustment for gain included in net income	(3,286)	—
Tax effect	(514)	(746)
Net of tax	1,077	1,612

Unrealized loss on cash flow hedges
Unrealized holding loss arising during the period	$(1,925)	$—
Tax effect	614	—
Net of tax	$(1,311)	$—

Net current period other comprehensive income (loss)	$(234)	$1,612

Ending balance	$973	$1,207

The proceeds from sales and calls of securities during the years ended December 31, 2020 and December 31, 2019 were $141.4 million and $1.1 million, respectively. There was a gain of $3.3 million recognized on the sale of securities and there was no gain or loss associated with the call of securities in 2019. The following table shows the amounts reclassified out of each component of accumulated other comprehensive income for the gain on the sale of securities during the year ended December 31, 2020 (in thousands):

		Affected line item in the Consolidated
	Year Ended December 31, 2020	Statements of Operations
Realized gain on sale of available-for-sale securities	$3,286	Gain on sale of securities
Income tax benefit	(1,036)	Income tax expense
Total reclassifications, net of income tax	$2,250

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

NOTE 21 — UNAUDITED QUARTERLY FINANCIAL DATA

Selected Consolidated Quarterly Financial Data (dollars, except per share amounts, in thousands)

	2020 Quarter Ended
	December 31	September 30	June 30	March 31
Interest income	$36,862	$35,945	$34,223	$36,067
Interest expense	3,395	3,621	4,062	7,098
Net interest income	33,467	32,324	30,161	28,969
Provision for loan losses	1,795	1,137	1,766	4,790
Net interest income after provision for loan losses	31,672	31,187	28,395	24,179
Non-interest income	3,373	3,637	5,653	4,340
Non-interest expense	17,788	18,930	18,284	19,516
Income before income taxes	17,257	15,894	15,764	9,003
Income tax expense	5,482	5,111	4,953	2,906
Net income	$11,775	$10,783	$10,811	$6,097
Basic earnings per common share	$1.42	$1.30	$1.30	$0.73
Diluted earnings per common share	$1.39	$1.27	$1.28	$0.72

	2019 Quarter Ended
	December 31	September 30	June 30	March 31
Interest income	$36,466	$35,496	$30,828	$26,990
Interest expense	8,424	9,443	7,891	6,412
Net interest income	28,042	26,053	22,937	20,578
Provision for loan losses	2,300	2,004	1,950	(2,031)
Net interest income after provision for loan losses	25,742	24,049	20,987	22,609
Non-interest income	2,862	2,700	2,674	2,393
Non-interest expense	17,042	15,495	14,724	12,694
Income before income taxes	11,562	11,254	8,937	12,308
Income tax expense	3,699	3,571	2,880	3,777
Net income	$7,863	$7,683	$6,057	$8,531
Basic earnings per common share	$0.95	$0.92	$0.73	$1.03
Diluted earnings per common share	$0.93	$0.90	$0.71	$1.01

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019 (Continued)

NOTE 22 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, as of January 1, 2019. All of the Company’s revenue from contracts with customers that are in the scope of the accounting guidance are recognized in non-interest income. The following table presents the Company’s sources of non-interest income, within the scope of the ASU, for the year ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Service charges on deposit accounts	$3,728	$3,556
Global payments revenue	8,464	5,643
Other service charges and fees	1,477	1,366
Total	$13,669	$10,565

A description of the Company’s revenue streams accounted for under the accounting guidance follows:

Global payments revenue: The Bank serves as a debit card issuer to, and contracts with, various program managers to issue debit cards to support various products including, but not limited to, healthcare marketing, general purpose reloadable cards, payroll cards, disbursement of government payments, payment of federal benefits and E-Wallet and push payments for sellers in online marketplaces. The Bank earns initial set-up fees for these programs as well as fees for transactions processed. The Bank receives transaction data at the end of each month for debit card services rendered, at which time revenue is recognized.

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

The ASU provides the option to elect the modified retrospective method as a transition approach and the Bank has elected to use this method to comply with the new guidance under the ASU. Accordingly, the Company recorded an adjustment of $117,000 to the opening retained earnings for the year ended December 31, 2019 to reflect the change in accounting under the ASU.

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

For the years ended December 31, 2020 and 2019 (Continued)

Bank earns a portion of an FX conversion fee that the customer charges to process an FX conversion transaction. Revenue is recognized at the end of the month, once the customer has remitted the transaction information to the Bank.

NOTE 23 – DERIVATIVES

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

The interest rate cap had a notional amount of $300.0 million as of December 31, 2020 and was designated as a cash flow hedge of certain deposit liabilities of the Bank. The hedge was determined to be effective during the year ended December 31, 2020. The Company expects the hedge to remain effective during the remaining term of the contract.

The following table reflects the derivatives recorded on the balance sheet at December 31, 2020 (in thousands):

At December 31, 2020	Amount of Loss Recognized in OCI, net of tax		Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Interest rate caps related to customer deposits	$1,311	$	N/A	$—

The effect of cash flow hedge accounting on accumulated other comprehensive income at December 31, 2020 is as follows (in thousands):

At December 31, 2020	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate caps related to customer deposits	$300,000	$770
Total included in Other Assets	$300,000	$770