Form 10-Q
period 2021-03-31
Metropolitan Bank Holding Corp.
filed 2021-05-05
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

YES ☐     NO ☒

There were 8,343,736 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 3, 2021.

METROPOLITAN BANK HOLDING CORP.

Form 10-Q

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2021, and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. In addition, these factors include but are not limited to:

●	increases in competitive pressures among financial institutions or from non-financial institutions;
●	changes in the interest rate environment may reduce interest margins or affect the value of the Bank’s investments;
●	changes in deposit flows or loan demand may adversely affect the Bank’s business;
●	changes in accounting principles, policies or guidelines may cause the Company’s financial condition to be reported or perceived differently;
●	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which the Bank does business, or conditions in the securities markets or the banking industry may be less favorable than currently anticipated;
●	declines in real estate values in the Bank’s market area may adversely affect its loan production;
●	legislative or regulatory changes may adversely affect the Bank’s business;
●	applicable technological changes may be more difficult or expensive than anticipated;
●	system failures or cyber-security breaches of our information technology infrastructure or those of the Company’s third-party service providers;
●	the failure to maintain current technologies and to successfully implement future information technology enhancements;
●	the ability to retain key employees;
●	successful implementation or consummation of new business initiatives may be more difficult or expensive than anticipated;
●	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies non-performing assets and charge-offs and changes in the estimates of the adequacy of the allowance for loan losses;
●	difficulties associated with achieving or predicting expected future financial results; and
●	the potential impact on the Bank’s operations and customers resulting from natural or man-made disasters, wars, acts of terrorism, cyber-attacks and pandemics such as the Novel Coronavirus (“COVID-19”), as discussed below.

Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on the Company’s business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated, the hesitation regarding the vaccine and timing of inoculation against the virus and whether the gradual reopening of businesses will result in a meaningful increase in economic activity. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company could be subject to any of the following risks, any of which could have a material, adverse effect on its business, financial condition, liquidity, and results of operations: the demand for the Bank’s products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially remain reopened, and higher levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; the Company’s allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect the Company’s net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to the Bank; if legislation or governmental or regulatory action is enacted limiting the amount of ATM fees or surcharges the Bank may receive or on its ability to charge overdraft or other fees, it could adversely impact the Company’s financial results; the Company’s cyber security risks would be increased as the result of an increased use of the Bank’s online banking platform or an increase in the number of employees working remotely; and Federal Deposit Insurance Corporation (the “FDIC”) premiums may increase if the agency experiences additional resolution costs.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2021	2020
Assets
Cash and due from banks	$9,432	$8,692
Overnight deposits	1,125,589	855,613
Total cash and cash equivalents	1,135,021	864,305
Investment securities available for sale, at fair value	479,988	266,096
Investment securities held to maturity (estimated fair value of $2,557 and $2,827 at March 31, 2021 and December 31, 2020 respectively)	2,492	2,760
Equity investment securities	2,281	2,313
Total securities	484,761	271,169
Other investments	11,638	11,597
Loans, net of deferred fees and unamortized costs	3,237,664	3,137,053
Allowance for loan losses	(35,502)	(35,407)
Net loans	3,202,162	3,101,646
Receivables related to global payments group, net	38,356	27,259
Accrued interest receivable	13,982	13,249
Premises and equipment, net	13,756	13,475
Prepaid expenses and other assets	13,392	18,388
Goodwill	9,733	9,733
Total assets	$4,922,801	$4,330,821
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$2,167,899	$1,726,135
Interest-bearing deposits	2,258,818	2,103,471
Total deposits	4,426,717	3,829,606
Trust preferred securities	20,620	20,620
Subordinated debt, net of issuance cost	24,670	24,657
Secured borrowing	36,475	36,964
Accounts payable, accrued expenses and other liabilities	42,737	61,645
Accrued interest payable	563	712
Prepaid third-party debit cardholder balances	22,802	15,830
Total liabilities	$4,574,584	$3,990,034

Class B preferred stock, $0.01 par value, authorized 2,000,000 shares, 272,636 issued and outstanding at March 31, 2021 and December 31, 2020	$3	$3
Common stock, $0.01 par value, 25,000,000 shares authorized, 8,345,032 and 8,295,272 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	83	82
Additional paid in capital	217,384	218,899
Retained earnings	132,947	120,830
Accumulated other comprehensive income (loss), net of tax effect	(2,200)	973
Total stockholders’ equity	$348,217	$340,787
Total liabilities and stockholders’ equity	$4,922,801	$4,330,821

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2021	2020
Interest and dividend income:
Loans, including fees	$36,840	$32,827
Securities	771	1,372
Money market funds	—	30
Overnight deposits	344	1,593
Other interest and dividends	151	245
Total interest income	38,106	36,067
Interest expense:
Deposits	3,171	5,767
Borrowed funds	—	736
Trust preferred securities interest expense	108	190
Subordinated debt interest expense	405	405
Total interest expense	3,684	7,098

Net interest income	34,422	28,969
Provision for loan losses	950	4,790
Net interest income after provision for loan losses	33,472	24,179

Non-interest income:
Service charges on deposit accounts	1,065	1,081
Global payments group revenue	3,267	1,621
Other service charges and fees	304	627
Unrealized gain (loss) on equity securities	(41)	36
Gain on sale of securities	—	975
Total non-interest income	4,595	4,340

Non-interest expense:
Compensation and benefits	11,428	9,960
Bank premises and equipment	2,024	2,500
Professional fees	1,304	955
Licensing fees and technology costs	3,001	3,806
Other expenses	2,566	2,295
Total non-interest expense	20,323	19,516

Net income before income tax expense	17,744	9,003
Income tax expense	5,627	2,906
Net income	$12,117	$6,097

Earnings per common share:
Basic earnings	$1.46	$0.73
Diluted earnings	$1.43	$0.72

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three months ended March 31,
	2021	2020
Net Income	$12,117	$6,097

Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period	$(6,934)	$6,539
Reclassification adjustment for gain included in net income	—	(975)
Tax effect	2,210	(1,756)
Net of tax	$(4,724)	$3,808

Unrealized loss on cash flow hedges:
Unrealized holding gain (loss) arising during the period	$2,277	$(1,060)
Tax effect	(726)	334
Net of tax	$1,551	$(726)

Total other comprehensive income (loss)	$(3,173)	$3,082

Comprehensive Income	$8,944	$9,179

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For three months ended March 31, 2021 and 2020

(in thousands, except share data)

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	272,636	$3	8,295,272	$82	$218,899	$120,830	$973	$340,787
Restricted stock, net of forfeiture	—	—	93,281	1	—	—	—	1
Employee and non-employee stock-based compensation	—	—	—	—	586	—	—	586
Impact of shares for tax withholding for restricted stock vesting	—	—	(43,521)	—	(2,101)	—	—	(2,101)
Net income	—	—	—	—	—	12,117	—	12,117
Other comprehensive loss	—	—	—	—	—	—	(3,173)	(3,173)
Balance at March 31, 2021	272,636	$3	8,345,032	$83	$217,384	$132,947	$(2,200)	$348,217

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	272,636	$3	8,312,918	$82	$216,468	$81,364	$1,207	$299,124
Restricted stock, net of forfeiture	—	$—	(12,244)	$—	$—	$—	$—	$—
Employee and non-employee stock-based compensation	—	$—	—	$—	$812	$—	$—	$812
Impact of shares for tax withholding for restricted stock vesting	—	—	(5,873)	—	(579)	—	—	(579)
Net income	—	$—	—	$—	$—	$6,097	$—	$6,097
Other comprehensive income	—	$—	—	$—	$—	$—	$3,082	$3,082
Balance at March 31, 2020	272,636	$3	8,294,801	$82	$216,701	$87,461	$4,289	$308,536

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands, except share data)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$12,117	$6,097
Adjustments to reconcile net income to net cash:
Net depreciation amortization and accretion	1,272	1,203
Provision for loan losses	950	4,790
Net change in deferred loan fees	183	(270)
Income tax expense (benefit)	715	(1,423)
Gain on sale of available-for-sale securities	—	(975)
Employee and non-employee stock-based expense	586	812
Gain on sale of loans	—	(18)
Dividends earned on CRA fund	(9)	(12)
Unrealized (gain) loss of equity securities	41	(36)
Net change in:
Accrued interest receivable	(733)	(246)
Accounts payable, accrued expenses and other liabilities	(18,908)	2,678
Prepaid third-party debit cardholder balances	6,972	12,776
Accrued interest payable	(149)	(83)
Receivable from prepaid card programs, net	(11,097)	(6,949)
Prepaid expenses and other assets	7,958	2,471
Net cash provided by operating activities	(102)	20,815

Cash flows from investing activities:
Loan originations, purchases and payments, net of recoveries	(101,649)	(102,966)
Proceeds from loans sold	—	9,968
Redemptions of other investments	2	—
Purchases of other investments	(43)	(18)
Purchases of securities available for sale	(246,744)	—
Proceeds from calls of securities available for sale	—	5,000
Proceeds from sales of securities available for sale	—	20,975
Proceeds from paydowns and maturities of securities available for sale	25,243	15,438
Proceeds from paydowns and maturities of securities held to maturity	262	194
Purchase of derivative contract	—	(2,980)
Purchase of premises and equipment, net	(774)	(3,785)
Net cash used in investing activities	(323,703)	(58,174)

Cash flows from financing activities:
Proceeds from FHLB advances	50	—
Repayments of FHLB advances	(50)	—
Redemption of common stock for tax withholdings for restricted stock vesting	(2,101)	(579)
Payments of secured borrowings	(489)	(1,275)
Net increase in deposits	597,111	230,918
Net cash provided by financing activities	594,521	229,064

Increase in cash and cash equivalents	270,716	191,705
Cash and cash equivalents at the beginning of the period	864,305	390,723
Cash and cash equivalents at the end of the period	$1,135,021	$582,428

Supplemental information:
Cash paid for:
Interest	$3,833	$7,181
Income Taxes	$2,250	$1,850

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Metropolitan Bank Holding Corp., a New York corporation (the “Company”), is a bank holding company whose principal activity is the ownership and management of Metropolitan Commercial Bank (the “Bank”), its wholly-owned subsidiary. The Bank’s primary market is the New York metropolitan area. The Bank provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals.

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

NOTE 2 – BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“GAAP”) and predominant practices within the U.S. banking industry. All intercompany balances and transactions have been eliminated. The Unaudited Consolidated Financial Statements, which include the accounts of the Company and the Bank, have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q, Article 8 of Regulation S-X and predominant practices within the U.S. banking industry. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Unaudited Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements in conformity with GAAP, management has made estimates and assumptions based on available information. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods, and actual results could differ from those estimated. Information available which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers.

Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior-year net income or shareholders’ equity.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or for any other period.

The unaudited consolidated financial statements presented in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes to audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC.

NOTE 3 – SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

Pursuant to the Jumpstart Our Business Startups Act (“JOBS Act”), an Emerging Growth Company (“EGC”) is permitted to elect to adopt new accounting guidance using adoption dates of nonpublic entities. The Company elected delayed effective dates of recently issued accounting standards.

In February 2016, the FASB issued ASU 2016 02, Leases (Topic 842). ASU 2016 02 requires companies that lease valuable assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. In June 2020, the FASB approved a delay for the implementation of the ASU. Accordingly, the amendments in this update are effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Under ASU 2016 02, the Company will recognize a right-of-use asset and a lease obligation liability on the consolidated statement of financial condition, which will increase the Company’s assets and liabilities. The Company is evaluating other potential impacts of ASU 2016 02 on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016 13, Financial Instruments – Credit Losses (Topic 326), which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. ASU 2016-2013 requires that financial institutions and other organizations will use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on Available-For-Sale (“AFS”) debt securities and purchased financial assets with credit deterioration. In October 2019, the FASB approved a delay for the implementation of the ASU. Accordingly, as an EGC, the Company’s effective date for the implementation of the ASU will be January 1, 2023. Management has established a committee to evaluate the impact of ASU 2016 13 on the Company’s financial statements and begun the implementation of a third-party software to assist in the calculation of credit loss estimates under the ASU. The Company expects to recognize a one-time cumulative adjustment to the allowance for loan losses (“ALLL”) as of the beginning of the reporting period in which the ASU takes effect but cannot yet determine the magnitude of the impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017 04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard was effective for the Company beginning January 1, 2021 and did not have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020 04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR’) or another reference rate expected to be discontinued because of reference rate reform. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Management has established a working group to evaluate the impact of the transition from LIBOR on the Company and its consolidated financial statements. The working group has developed an inventory of impacted contracts and client relationships and is in the process of assessing LIBOR alternatives and how such alternatives may be implemented.

NOTE 4 - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available for sale and securities held to maturity at March 31, 2021 and December 31, 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At March 31, 2021	Cost	Gains	Losses	Fair Value
Debt securities available for sale:
Residential mortgage-backed securities	$368,776	$1,540	$(3,546)	$366,770
Commercial mortgage-backed securities	29,895	828	(271)	30,452
Asset-backed securities	5,002	—	(29)	4,973
U.S. Government agency	67,993	—	(1,570)	66,423
Securities issued by states and political subdivisions in the U.S	11,909	—	(539)	11,370
Total securities available for sale	$483,575	$2,368	$(5,955)	$479,988

Held-to-maturity securities:
Residential mortgage securities	$2,492	65	—	2,557
Total securities held-to-maturity	$2,492	$65	$—	$2,557

Equity investments:
CRA Mutual Fund	$2,308	—	(27)	2,281
Total non-trading equity investment securities	$2,308	$—	$(27)	$2,281

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2020	Cost	Gains	Losses	Fair Value
Debt securities available for sale:
Residential mortgage securities	$192,163	$2,599	$(74)	$194,688
Commercial mortgage securities	32,589	997	(94)	33,492
U.S. Government agency securities	37,997	—	(81)	37,916
Total securities available for sale	$262,749	$3,596	$(249)	$266,096

Held-to-maturity securities:
Residential mortgage securities	2,760	67	—	2,827
Total securities held to maturity	$2,760	$67	$—	$2,827

Equity investments:
CRA Mutual Fund	2,299	14	—	2,313
Total non-trading equity investment securities	$2,299	$14	$—	$2,313

For the three months ended March 31, 2021, there were no sales or calls of securities. There were calls and sales of $5.0 million and $21.0 million, at amortized cost, respectively, for the three months ended March 31, 2020. The proceeds from sales of securities and associated gains for the three months ended March 31, 2020 are as follows (in thousands):

Three months ended March 31,
2020
Proceeds	$20,975
Gross gains	$975
Tax impact	$(387)

Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately. The tables below summarize, by contractual maturity, the amortized cost and fair value of debt securities at March 31, 2021 and December 31, 2020. The table does not include the effect of principal repayments. Equity securities, primarily investment in mutual funds, have been excluded from the table. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately (in thousands):

	Held-to-Maturity		Available-for-Sale
At March 31, 2021	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
One to five years	—	—	47,993	47,092
Five to ten years	—	—	15,000	14,631
After ten years	—	—	16,909	16,070
Total	$—	$—	$79,902	$77,793

Residential mortgage securities	$2,492	$2,557	368,776	366,770
Commercial mortgage securities	—	—	29,895	30,452
Asset-backed securities	—	—	5,002	4,973
Total Securities	$2,492	$2,557	$483,575	$479,988

	Held-to-Maturity		Available-for-Sale
At December 31, 2020	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
One to five years	—	—	37,997	37,916
Five to ten years	—	—	—	—
Due after ten years	—	—	—	—
Total	$—	$—	$37,997	$37,916

Residential mortgage securities	$2,760	$2,827	$192,163	$194,688
Commercial mortgage securities	—	—	32,589	33,492
Total Securities	$2,760	$2,827	$262,749	$266,096

There were no securities pledged as collateral at March 31, 2021 or December 31, 2020.

At March 31, 2021 and December 31, 2020, all of the residential mortgage securities and commercial mortgage securities held by the Bank were issued by U.S. Government-sponsored entities and agencies.

Securities with unrealized/unrecognized losses at March 31, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
At March 31, 2021	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities available for sale:
Residential mortgage securities	$233,408	$(3,546)	$—	$—	$233,408	$(3,546)
Commercial mortgage securities	9,520	(270)	383	(1)	9,903	(271)
Asset-backed securities	4,974	(29)	—	—	4,974	(29)
U.S. Government agency securities	66,423	(1,570)	—	—	66,423	(1,570)
Securities issued by states and political subdivisions in the U.S	11,370	(539)	—	—	11,370	(539)
Total securities available for sale	$325,695	$(5,954)	$383	$(1)	$326,078	$(5,955)

Equity investments:
CRA Mutual Fund	$2,281	$(27)	$—	$—	$2,281	$(27)
Total equity investment securities	$2,281	$(27)	$—	$—	$2,281	$(27)

	Less than 12 Months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
At December 31, 2020	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities available for sale:
Residential mortgage securities	$33,734	(74)	-	-	33,734	(74)
Commercial mortgage securities	12,314	(93)	385	(1)	12,699	(94)
U.S. Government agency securities	37,916	(81)	—	—	37,916	(81)
Total securities available-for-sale	$83,964	$(248)	$385	$(1)	$84,349	$(249)

The unrealized losses on securities are primarily due to the changes in market interest rates subsequent to purchase. The Bank did not consider these securities to be other-than-temporarily impaired at March 31, 2021 or December 31, 2020 since the decline in market value was attributable to changes in interest rates and not credit quality. In addition, the Bank does not intend to sell and does not believe that it is more likely than not that it will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no impairment loss was recognized during the three months ended March 31, 2021 or for the year ended December 31, 2020.

At March 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans, net of deferred costs and fees, consist of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Real estate
Commercial	$1,981,218	$1,887,505
Construction	121,122	112,290
Multifamily	445,284	433,239
One-to-four family	66,481	71,354
Total real estate loans	2,614,105	2,504,388

Commercial and industrial	587,092	591,500
Consumer	41,916	46,431
Total loans	3,243,113	3,142,319
Deferred fees	(5,449)	(5,266)
Loans, net of deferred fees and unamortized costs	3,237,664	3,137,053
Allowance for loan losses	(35,502)	(35,407)
Balance at the end of the period	$3,202,162	$3,101,646

Included in commercial and industrial loans at March 31, 2021 and December 31, 2020 are $4.5 million and $3.8 million, respectively, of Paycheck Protection Program (“PPP”) loans.

The following tables present the activity in the ALLL by segment for the three months ended March 31, 2021 and 2020. The portfolio segments represent the categories that the Bank uses to determine its allowance for loan losses (in thousands):

	Commercial	Commercial		Multi	One-to-four
Three months ended March 31, 2021	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$17,243	$12,123	$1,593	$2,661	$206	$1,581	$35,407
Provision/(credit) for loan losses	1,098	(441)	114	71	(28)	136	950
Loans charged-off	—	(855)	—	—	—	—	(855)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$18,341	$10,827	$1,707	$2,732	$178	$1,717	$35,502

	Commercial	Commercial		Multi	One-to-four
Three months ended March 31, 2020	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$15,317	7,070	411	2,453	267	754	—	26,272
Provision/(credit) for loan losses	2,052	2,378	209	255	(64)	(40)	—	4,790
Loans charged-off	—	(13)	—	—	—	(188)	—	(201)
Recoveries	—	58	—	—	—	5	—	63
Total ending allowance balance	$17,369	$9,493	$620	$2,708	$203	$531		$30,924

Net charge-offs were $855,000 and $138,000 for the three months ended March 31, 2021 and 2020, respectively.

The following tables present the balance in the ALLL and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2021 and December 31, 2020 (in thousands):

	Commercial	Commercial		Multi	One-to-four
At March 31, 2021	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$2,814	$—	$—	$44	$1,379	$4,237
Collectively evaluated for impairment	18,341	8,013	1,707	2,732	134	338	31,265
Total ending allowance balance	$18,341	$10,827	$1,707	$2,732	$178	$1,717	$35,502
Loans:
Individually evaluated for impairment	$10,340	$3,337	$—	$—	$982	$2,128	$16,787
Collectively evaluated for impairment	1,970,878	583,755	121,122	445,284	65,499	39,788	3,226,326
Total ending loan balance	$1,981,218	$587,092	$121,122	$445,284	$66,481	$41,916	$3,243,113

	Commercial	Commercial		Multi	One-to-four
At December 31, 2020	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$3,662	$—	$—	$53	$1,203	$4,918
Collectively evaluated for impairment	17,243	8,461	1,593	2,661	153	378	30,489
Total ending allowance balance	$17,243	$12,123	$1,593	$2,661	$206	$1,581	$35,407
Loans:
Individually evaluated for impairment	$10,345	$4,192	$—	$—	$999	$2,197	$17,733
Collectively evaluated for impairment	1,877,160	587,308	112,290	433,239	70,355	44,234	3,124,586
Total ending loan balance	$1,887,505	$591,500	$112,290	$433,239	$71,354	$46,431	$3,142,319

The following tables present loans individually evaluated for impairment recognized as of March 31, 2021 and December 31, 2020 (in thousands):

	Unpaid Principal		Allowance for Loan
At March 31, 2021	Balance	Recorded Investment	Losses Allocated
With an allowance recorded:
One-to-four family	$598	$468	$44
Consumer	2,128	2,128	1,379
Commercial & industrial	4,192	3,337	2,814
Total	$6,918	$5,933	$4,237

Without an allowance recorded:
One-to-four family	$661	$514	$—
Commercial real estate	10,340	10,340	—
Commercial & industrial	—	—	—
Total	$11,001	$10,854	$—

	Unpaid Principal		Allowance for Loan
At December 31, 2020	Balance	Recorded Investment	Losses Allocated
With an allowance recorded:
One-to-four family	$610	480	53
Consumer	2,197	2,197	1,203
Commercial & industrial	4,192	4,192	3,662
Total	$6,999	$6,869	$4,918

Without an allowance recorded:
One-to-four family	666	519	—
Commercial real estate	10,345	10,345	—
Commercial & industrial	—	—	—
Total	$11,011	$10,864	$—

The recorded investment in loans excludes accrued interest receivable and loan origination fees.

The following tables present the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the three months ended March 31, 2021 and 2020 (in thousands):

	Average Recorded	Interest Income
Three months ended March 31, 2021	Investment	Recognized
With an allowance recorded:
One-to-four family	$474	8
Consumer	2,162	29
Commercial & industrial	3,669	—
Total	$6,305	$37

Without an allowance recorded:
One-to-four family	$516	$7
Commercial real estate	10,343	167
Commercial & industrial	96	—
Total	$10,955	$174

	Average Recorded	Interest Income
Three months ended March 31, 2020	Investment	Recognized
With an allowance recorded:
One-to-four family	$500	$5
Consumer	548	5
Commercial & industrial	1,047	—
Total	$2,095	$10

Without an allowance recorded:
One-to-four family	$1,706	$7
Commercial real estate	365	4
Commercial & industrial	2,377
Total	$4,448	$11

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

The following tables present the recorded investment in non-accrual loans and loans past due over 90 days and still accruing, by class of loans, as of March 31, 2021 and December 31, 2020 (in thousands):

At March 31, 2021	Non-accrual	Loans Past Due Over 90 Days Still Accruing
Commercial & industrial	$3,337	$—
Consumer	1,523	604
Total	$4,860	$604

At December 31, 2020	Non-accrual	Loans Past Due Over 90 Days Still Accruing
Commercial & industrial	$4,192	$—
Consumer	1,428	769
Total	$5,620	$769

Interest income that would have been recorded for the three months ended March 31, 2021 and 2020 had non-accrual loans been current according to their original terms was immaterial.

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2021 and December 31, 2020 (in thousands):

			Greater
	30-59	60-89	than 90	Total past	Current
At March 31, 2021	Days	Days	days	due	loans	Total
Commercial real estate	$3,360	$—	$—	$3,360	$1,977,858	$1,981,218
Commercial & industrial	3,941	6,400	3,337	13,678	573,414	587,092
Construction	—	—	—	—	121,122	121,122
Multifamily	—	—	—	—	445,284	445,284
One-to-four family	—	—	—	—	66,481	66,481
Consumer	48	21	2,127	2,196	39,720	41,916
Total	$7,349	$6,421	$5,464	$19,234	$3,223,879	$3,243,113

			Greater
	30-59	60-89	than 90	Total past	Current
At December 31, 2020	Days	Days	days	due	loans	Total
Commercial real estate	$40	$9,984	$—	$10,024	$1,877,481	$1,887,505
Commercial & industrial	4,429	6,400	4,192	15,021	576,479	591,500
Construction	—	—	—	—	112,290	112,290
Multifamily	—	—	—	—	433,239	433,239
One-to-four family	2,908	—	—	2,908	68,446	71,354
Consumer	112	32	2,197	2,341	44,090	46,431
Total	$7,489	$16,416	$6,389	$30,294	$3,112,025	$3,142,319

Troubled Debt Restructurings

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired.

Included in impaired loans at March 31, 2021 and December 31, 2020 were $1.3 million and $1.4 million, respectively, of loans modified as TDRs. The Bank allocated specific reserves amounting to $44,000 and $53,000 for TDRs as of March 31, 2021 and December 31, 2020, respectively. There were no loans modified as a TDR during the three months ended March 31, 2021 or the year ended December 31, 2020. The Bank has not committed to lend additional amounts as of March 31, 2021 to customers with outstanding loans that are classified as TDRs. During the three months ended March 31, 2021 and March 31, 2020 there were no payment defaults on any loans previously identified as TDRs. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

The following tables present the recorded investment in TDRs by class of loans as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Troubled debt restructurings:
Real Estate:
Commercial real estate	$356	$361
One-to-four family	982	999
Total troubled debt restructurings	$1,339	$1,360

All TDRs at March 31, 2021 and December 31, 2020 were performing in accordance with their restructured terms.

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

Loans not meeting the criteria above are considered to be pass-rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans as of March 31, 2021 and December 31, 2020 is as follows (in thousands):

		Special
At March 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$1,970,878	$356	$9,984	$—	$1,981,218
Commercial & industrial	580,256	3,499	—	3,337	587,092
Construction	121,122	—	—	—	121,122
Multifamily	445,284	—	—	—	445,284
Total	$3,117,540	$3,855	$9,984	$3,337	$3,134,716

		Special
At December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$1,877,160	$361	$9,984	$—	$1,887,505
Commercial & industrial	583,809	3,499	—	4,192	591,500
Construction	112,290	—	—	—	112,290
Multi-family	433,239	—	—	—	433,239
Total	$3,006,498	$3,860	$9,984	$4,192	$3,024,534

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

As of March 31, 2021, the Company had 30 loans amounting to $65.3 million, or 2.1% of total loans, that were modified in accordance with the COVID-19 Guidance and the CARES Act. As of March 31, 2021, principal payment deferrals were $37.4 million, or 1.2% of total loans, while full payment deferrals were $27.9 million, or 0.9% of total loans.

NOTE 6 – EARNINGS PER SHARE

The computation of basic and diluted earnings per share is shown below (dollars in thousands, except share data):

	Three months ended March 31,
	2021	2020
Basic
Net income per consolidated statements of income	$12,117	$6,097
Less: Earnings allocated to participating securities	(55)	(65)
Net income available to common stockholders	$12,062	$6,032

Weighted average common shares outstanding including participating securities	8,313,660	8,304,205
Less: Weighted average participating securities	(37,486)	(88,246)
Weighted average common shares outstanding	8,276,174	8,215,959

Basic earnings per common share	$1.46	$0.73

Diluted
Net income allocated to common stockholders	$12,062	$6,032

Weighted average common shares outstanding for basic earnings per common share	8,276,174	8,215,959
Add: Dilutive effects of assumed exercise of stock options	141,145	131,159
Add: Dilutive effects of assumed vesting of performance based restricted stock units	—	65,664
Average shares and dilutive potential common shares	8,417,319	8,412,782

Dilutive earnings per common share	$1.43	$0.72

All stock options and performance based restricted stock units were considered in computing diluted earnings per common share for the three months ended March 31, 2021 and 2020. 108,178 restricted stock units were not considered in the calculation of diluted earnings per share as their inclusion would be anti-dilutive for the three months ended March 31, 2021.

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

A summary of the status of the Company’s stock options and the changes during the three months ended March 31, 2021 is presented below:

	Three Months Ended March 31, 2021
	Number of	Weighted Average
	Options	Exercise Price

Outstanding, beginning of period	231,000	$18.00
Granted	—	—
Exercised	—	—
Cancelled/forfeited	—	—
Outstanding, end of period	231,000	$18.00
Options vested and exercisable at end of period	231,000	$18.00

Weighted average remaining contractual life (years)		3.13

There was no unrecognized compensation cost related to stock options at March 31, 2021 or December 31, 2020.

There was no compensation cost related to stock options for the three months ended March 31, 2021 and 2020.

The following table summarizes information about stock options outstanding at March 31, 2021:

	At March 31, 2021
Range of Average		Weighted Average	Weighted Average	Weighted Average
Exercise Prices	Number Outstanding at	Remaining Contractual Life	Exercise Price	Intrinsic Price per Share
$10 – 20	231,000	3.13	$18.00	$32.36
$10 – 30	231,000	3.13	$18.00	$32.36

There were no stock options exercised during the three months ended March 31, 2021.

Restricted Stock Awards and Restricted Stock Units

The Company issued restricted stock awards under the 2009 Plan and restricted stock units under the 2019 EIP (collectively, “restricted stock grants”) to certain key personnel. Each restricted stock grant vests based on the vesting schedule outlined in the restricted stock grant agreement. Restricted stock grants are subject to forfeiture if the holder is not employed by the Company on the vesting date.

In the first quarter of 2021, 78,582 restricted stock units were issued to certain key personnel. One-third of these shares vest each year for three years beginning on March 1, 2022.

Total compensation cost that has been charged against income for restricted stock grants was $476,000 and $354,000 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $5.7 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.46 years.

Additionally, on January 1, 2019, 38,900 restricted shares were granted to members of the Board of Directors in lieu of retainer fees for three years of service. One-third of these shares vest each year for three years beginning on December 31,

2019. In the fourth quarter of 2020, 1,785 shares were granted to a new member of the Board of Directors, all of which will vest in the fourth quarter of 2021. Total expense for these awards was $110,000 and $100,000 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $330,000 of unrecognized expense related to these grants. The cost is expected to be recognized over a weighted-average period of 0.75 years.

The following table summarizes the changes in the Company’s restricted stock grants for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
		Weighted Average
	Number of Shares	Grant Date Fair Value

Outstanding, beginning of period	76,289	$37.01
Granted	78,582	50.80
Forfeited	(739)	48.80
Vested	(12,728)	28.25
Outstanding at end of period	141,404	$45.40

The total fair value of shares vested was $360,000 for the three months ended March 31, 2021.

Performance Based Stock Awards

During the first quarter of 2018, the Company established a long-term incentive award program under the 2009 Plan. For each award, Performance Restricted Share Units (“PRSUs”) are eligible to be earned over a three-year performance period based on personal performance and the Company’s relative performance, in each case, as compared to certain measurement goals that were established at the onset of the performance period. These awards were accounted for in accordance with guidance prescribed in ASC Topic 718, Compensation – Stock Compensation. 90,000 PRSUs were awarded under the program. The PRSUs were earned at the end of the three-year period and vested in the first quarter of 2021. There was no compensation cost that has been charged against income for these PRSUs for the three months ended March 31, 2021 since the entire expense of the grants was charged against income over the three-year performance period. Total compensation cost that has been charged against income for this program was $358,000 for the three months ended March 31, 2020.

No PRSUs were granted in the first quarter of 2021.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at March 31, 2021 and December 31, 2020. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Assets and Liabilities Measured on a Recurring Basis

Assets measured on a recurring basis are limited to the Bank’s AFS securities portfolio, equity investments and an interest rate cap derivative contract. The AFS portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Equity investments are carried at estimated fair value with changes in fair value reported as unrealized gain/(loss) on the statement of operations. The interest rate cap derivative contract is carried at estimated fair value with changes in fair value reported as accumulated other comprehensive income or loss in shareholders’ equity. The fair values for substantially all of these assets are obtained monthly from an independent nationally recognized pricing service. On a quarterly basis, the Bank assesses the reasonableness of the fair values obtained for the AFS portfolio by reference to a second independent nationally recognized pricing service. Based on the nature of these securities, the Bank’s independent pricing service provides prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in the Bank’s portfolio. Various modeling techniques are used to determine pricing for the Bank’s mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, the Bank obtains the models, inputs and assumptions utilized by its pricing service and reviews them for reasonableness.

There are no liabilities that are measured on a recurring basis.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At March 31, 2021
Residential mortgage-backed securities	$366,770	$—	$366,770	$—
Commercial mortgage-backed securities	30,452	—	30,452	—
Asset-backed securities	4,973	—	4,973	—
U.S. Government agency	66,423	—	66,423	—
Securities issued by states and political subdivisions in the U.S	11,370	—	11,370	—
CRA Mutual Fund	2,281	2,281	—	—
Derivative assets - interest rate cap	2,962	—	2,962	—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2020
Residential mortgage securities	$194,688	$—	$194,688	$—
Commercial mortgage securities	33,492	—	33,492	—
U.S. Government agency securities	37,916	—	37,916	—
CRA Mutual Fund	2,313	2,313	—	—
Derivative assets - interest rate cap	770	—	770	—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2021 and 2020.

There were no material assets measured at fair value on a non-recurring basis at March 31, 2021 or December 31, 2020.

The Bank has engaged an independent pricing service provider to provide the fair values of its financial assets and liabilities measured at amortized cost. This provider follows FASB’s exit pricing guidelines, as required by

ASU 2016-01, when calculating the fair market value.

Carrying amount and estimated fair values of financial instruments at March 31, 2021 and December 31, 2020 were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At March 31, 2021	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$9,432	$9,432	$—	$—	$9,432
Overnight deposits	1,125,589	1,125,589	—	—	1,125,589
Securities available for sale	479,988	—	479,988	—	479,988
Securities held to maturity	2,492	—	2,557	—	2,557
Equity investments	2,281	2,281	—	—	2,281
Loans, net	3,202,162	—	—	3,224,617	3,224,617
Other investments
FRB Stock	7,422	N/A	N/A	N/A	N/A
FHLB Stock	2,718	N/A	N/A	N/A	N/A
Disability Fund	1,000	—	1,000	—	1,000
CRA - CD	498	498	—	—	498
Derivative assets - interest rate cap	2,962	—	2,962	—	2,962
Accrued interest receivable	13,982	—	615	13,367	13,982

Financial liabilities:
Non-interest-bearing demand deposits	$2,167,899	$2,167,899	$—	$—	$2,167,899
Money market and savings deposits	2,173,460	2,173,460	—	—	2,173,460
Time deposits	85,358	—	86,228	—	86,228
Trust preferred securities payable	20,620	—	—	20,003	20,003
Subordinated debt, net of issuance cost	24,670	—	25,500	—	25,500
Accrued interest payable	563	5	446	112	563
Secured borrowings	36,475	—	36,982	—	36,982

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2020	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$8,692	$8,692	$—	$—	$8,692
Overnight deposits	855,613	855,613	—	—	855,613
Securities available for sale	266,096	—	266,096	—	266,096
Securities held to maturity	2,760	—	2,827	—	2,827
Equity investments	2,313	2,313	—	—	2,313
Loans, net	3,101,646	—	—	3,094,998	3,094,998
Other investments
FRB Stock	7,381	N/A	N/A	N/A	N/A
FHLB Stock	2,718	N/A	N/A	N/A	N/A
Disability Fund	1,000	—	1,000	—	1,000
CRA - CD	498	498	—	—	498
Derivative assets - interest rate cap	770		770	—	770
Accrued interest receivable	13,249	—	414	12,835	13,249

Financial liabilities:
Non-interest-bearing demand deposits	$1,726,135	$1,726,135	$—	$—	$1,726,135
Money market and savings deposits	2,011,409	2,011,409	—		2,011,409
Time deposits	92,062	—	93,157	—	93,157
Trust preferred securities payable	20,620	—	—	20,001	20,001
Subordinated debt, net of issuance cost	24,657	—	25,375	—	25,375
Accrued interest payable	712	7	591	114	712
Secured borrowings	36,964	—	36,964	—	36,964

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents changes in Accumulated Other Comprehensive Income (loss), net of tax, for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended
	March 31,
	2021	2020
Beginning balance	$973	$1,207

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale
Unrealized holding gain (loss) arising during the period	$(6,934)	$6,539
Reclassification adjustment for gain included in net income	—	(975)
Tax effect	2,210	(1,756)
Net of tax	$(4,724)	$3,808

Unrealized gain (loss) on cash flow hedges
Unrealized holding gain (loss) arising during the period	$2,277	$(1,060)
Tax effect	(726)	334
Net of tax	$1,551	$(726)

Net current period other comprehensive income (loss)	$(3,173)	$3,082

Ending balance	$(2,200)	$4,289

There were no amounts related to the gain on the sale of securities that were reclassified out of accumulated other comprehensive income during the three months ended March 31, 2021. The following table shows the amounts reclassified out of each component of accumulated other comprehensive income for the gain on the sale of securities during the three months ended March 31, 2020 (in thousands):

Three months ended March 31,
2020
Proceeds	$20,975
Gross gains	$975
Tax impact	$(387)

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

The following off-balance-sheet financial instruments, whose contract amounts represent credit risk, are outstanding at March 31, 2021 and December 31, 2020 (in thousands):

	At March 31, 2021		At December 31, 2020
		Variable		Variable
	Fixed Rate	Rate	Fixed Rate	Rate
Undrawn lines of credit	$20,805	$272,649	$19,024	$266,696
Letters of credit	47,623	—	34,264	—
Total	$68,428	$272,649	$53,288	$266,696

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within two years. At March 31, 2021, the Bank’s fixed rate loan commitments had interest rates ranging from 3.0% to 5.6% and the Bank’s variable rate loan commitments had interest rates ranging from 2.0% to 8.3%, with a maturity of one year or more. At December 31, 2020, the Bank’s fixed rate loan commitments had interest rates ranging from 3.0% to 5.6% and the Bank’s variable rate loan commitments had interest rates ranging from 2.0% to 8.3%, with a maturity of one year or more. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Bank or other financial institutions and securities.

The Bank’s stand-by letters of credit amounted to $47.6 million and $34.3 million as of March 31, 2021 and December 31, 2020, respectively. The Bank’s stand-by letters of credit are collateralized by interest-bearing accounts of $39.5 million and $26.9 million as of March 31, 2021 and December 31, 2020, respectively. The stand-by letters of credit mature within one year.

NOTE 11 – REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers that are in the scope of ASU 2014-09, Revenue from Contracts with Customers are recognized in non-interest income. The following table presents the Company’s revenue from contracts with customers for the three months ended March 31, 2021 and March 31, 2020 (in thousands):

	Three months ended March 31,
	2021	2020
Service charges on deposit accounts	$1,065	$1,081
Global payment group revenue	3,267	1,621
Other service charges and fees	304	627
Total	$4,636	$3,329

A description of the Company’s revenue streams accounted for under the accounting guidance follows:

Global payments group revenue: The Bank offers corporate cash management and retail banking services and, through its Global Payments Group (“global payments business”), provides global payments infrastructure to its FinTech partners, which includes serving as an issuing bank for third-party debit card programs nationwide. The Bank earns initial set-up fees for these programs as well as fees for transactions processed. The Bank receives transaction data at the end of each month for services rendered, at which time revenue is recognized.

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

The interest rate cap had a notional amount of $300.0 million as of March 31, 2021 and was designated as a cash flow hedge of certain deposit liabilities of the Bank. The hedge was determined to be highly effective during the three months ended March 31, 2021. The Company expects the hedge to remain highly effective during the remaining term of the contract.

The following table reflects the derivatives recorded on the balance sheet at March 31, 2021 (in thousands):

At March 31, 2021	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate caps related to customer deposits	$300,000	$2,962
Total included in Other Assets	$300,000	$2,962

The effect of cash flow hedge accounting on accumulated other comprehensive income at March 31, 2021 is as follows (in thousands):

At March 31, 2021	Amount of Loss Recognized in OCI, net of tax		Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income

Interest rate caps related to customer deposits	$1,551	$	N/A	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Background

The Company is a bank holding company headquartered in New York, New York and registered under the Bank Holding Company Act of 1956, as amended. Through its wholly owned bank subsidiary, Metropolitan Commercial Bank, a New York state chartered bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals in the New York metropolitan area.

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

The Company is focused on organically growing and expanding its position in the New York metropolitan area. Through an experienced team of commercial relationship managers and its integrated, client-centric approach, the Bank has successfully demonstrated its ability to consistently grow market share by deepening existing client relationships and continually expanding its client base through referrals and seeking out alternatives to traditional retail banking products. The Bank has maintained a goal of converting many of its commercial lending clients into full retail relationship banking clients. Given the size of the market in which the Bank operates and its differentiated approach to client service, there is significant opportunity to continue its loan and deposit growth trajectory. By combining the high-tech service and relationship-based focus of a community bank with an extensive suite of financial products and services, the Company is well-positioned to continue to capitalize on the significant growth opportunities available in the New York metropolitan area.

Recent Events

In April 2019, the Company executed a lease agreement to expand the space occupied at its headquarters at 99 Park Ave., New York, New York. The Company took possession of the new space during the first quarter of 2020 and commenced renovations, which were completed during the first quarter of 2021. When the Company took possession of the new space, rent expense increased by $615,000 a quarter. The Company vacated its previous space in July 2020. As a result, beginning in August 2020, the Company has ceased rent payments on the former space resulting in a reduction of rent expense of approximately $195,000 per quarter.

The Novel Coronavirus

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home beginning in April 2020. While many regions in the United States have started to reopen in phases, this process has been protracted, especially in New York City, the Company’s primary market area. In response to the COVID-19 outbreak, the Federal Reserve reduced the benchmark fed funds rate to a target range of 0% to 0.25%. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed legislation that provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. See “Cautionary Note Regarding Forward-Looking Statements” and risk factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and SEC on March 8, 2021.

Critical Accounting Policies

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

On September 7, 2020, the Bank implemented its Return-to-Work Plan, which allowed for up to 50% of employees to return to work, at which time the Bank had made available, at no cost to employees, on-site COVID-19 testing on a 2-week schedule. Based on the success of the on-site testing program, the Bank had revised its Return-to-work Plan to allow 100% of employees to return to work as of March 1, 2021 and increased the frequency of the on-site testing schedule to weekly. The Bank is monitoring conditions in New York City and the surrounding areas and will continue to revise the Return-to-Work Plan, as necessary.  The Bank requires certain health protocols to be followed by all employees including, but not limited to, daily temperature checks prior to entering the common workspace, daily health certifications by employees, office cleaning measures, social distancing practices and the use of face coverings in all common areas.  In addition, starting in the latter half of May 2021, the Bank will host a webinar with a physician to answer any questions on the pros and cons of the COVID-19 vaccine to employees who may have hesitations about getting vaccinated.

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

Loan Portfolio: As of March 31, 2021, total loans consisted primarily of commercial real estate loans (“CRE”), commercial and industrial loans (“C&I”) and multi-family mortgage loans. At March 31, 2021, the Bank’s loan portfolio includes loans to the following industries (dollars in thousands):

	March 31, 2021
	Balance	% of Total Loans

CRE (1)
Skilled Nursing Facilities	$631,403	19.5%
Multi-family	445,284	13.8%
Retail	230,303	7.1%
Mixed use	208,605	6.4%
Office	186,501	5.8%
Hospitality	148,103	4.6%
Construction	121,122	3.7%
Other	539,827	16.7%
Total CRE	$2,511,148	77.6%

C&I (2)
Healthcare	$115,373	3.6%
Skilled Nursing Facilities	96,174	3.0%
Finance & Insurance	145,341	4.5%
Wholesale	30,631	0.9%
Manufacturing	14,771	0.5%
Transportation	4,203	0.1%
Retail	4,200	0.1%
Recreation & Restaurants	5,925	0.2%
Other	155,661	4.8%
Total C&I	$572,279	17.7%

(1)	Commercial real estate, not including participations
(2)	Net of PPP loans, premiums and overdraft adjustments

The largest concentration in the loan portfolio is to the healthcare industry, which amounted to $843.0 million, or 26.0% of total loans at March 31, 2021, including $727.6 million in loans to skilled nursing facilities (“SNF”). The Bank has not noted any significant impact on SNF loans because of COVID-19 as the demand for nursing home beds remains strong and cash flows have not been significantly affected.

Loan Deferrals: The Bank has been working with customers to address their needs during the pandemic. The following is a summary of loan modifications requested and in process as of March 31, 2021 (dollars in thousands):

	CRE		1-4 Family		Consumer		Total
Type of Modification	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans

Defer monthly principal payments	$37,406	5	$—	—	$—	—	$37,406	5
Full payment deferral	25,611	4	1,131	4	1,140	17	27,882	25
	$63,017	9	$1,131	4	$1,140	17	$65,288	30

Full payment deferrals decreased 71.8% in the first quarter of 2021 to $27.9 million, or 0.9% of the total loan portfolio, as of March 31, 2021, while principal payment deferrals decreased 69.2% in the first quarter of 2021 to $37.4 million, or 1.2% of the total loan portfolio, at March 31, 2021.

The following is a summary of the weighted average loan-to-value ratio (“LTV”) for CRE and 1-4 Family loan modifications requested and in process as of March 31, 2021 (dollars in thousands):

Industry	Total Modifications	Weighted Average LTV

CRE:
Hospitality	40,552	59.7%
Mixed-Use	11,900	68.5%
Other	10,565	62.2%
Total CRE	$63,017	61.8%
1-4 Family
Residential Real Estate	$1,131	46.8%

Total	$64,148	61.5%

Allowance for Loan Losses:  Management continues to monitor the impact of COVID-19, particularly as the term of loan modifications expire and borrowers return to a normal debt service schedule, as well as the commencement of a repayment schedule for payments that were deferred.  As such, significant adjustments to the ALLL may be required as the full impact of COVID-19 on the Bank’s borrowers becomes known.

The Bank has not yet adopted ASU No. 2016-13, Financial Instruments – Credit Losses, which requires the measurement of all expected credit losses (“CECL”) for financial assets. The Bank is required to implement CECL by January 1, 2023. The Bank is currently developing CECL models and evaluating its potential impact on the Bank’s ALLL.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

The Company had total assets of $4.92 billion at March 31, 2021, an increase of 13.7% from December 31, 2020. Total loans before deferred fees increased to $3.24 billion at March 31, 2021, as compared to $3.14 billion at December 31, 2020. The increase in total loans from December 31, 2020 was due primarily to an increase of $114.6 million in commercial real estate (“CRE”) loans, including construction and multifamily loans, offset by net paydowns and amortization of $4.9 million in 1-4 family loans, $4.5 million in consumer loans and $4.4 million in commercial and industrial (“C&I”) loans.

Total cash and cash equivalents was $1.14 billion at March 31, 2021, an increase of 31.3% from December 31, 2020. The increase in cash and cash equivalents reflect the growth in deposits of $597.1 million that exceeded growth in loans of $100.6 million for the first quarter of 2021. Total securities, primarily those classified as AFS, was $484.8 million at March 31, 2021, an increase of 78.8% from December 31, 2020.

Total deposits increased to $4.43 billion at March 31, 2021, up 15.6% from $3.83 billion at December 31, 2020. The increase in deposits for the first quarter of 2021 was due to increases of $441.8 million in non-interest-bearing deposits and $155.3 million in interest-bearing deposits, resulting from increases across most deposit verticals. Interest-bearing deposits comprised of $2.16 billion of money market accounts, which increased by $161.9 million, and $85.4 million of time deposits, which decreased by $6.7 million. Non-interest-bearing deposits were 49.0% of total deposits at March 31, 2021, as compared to 45.1% at December 31, 2020.

Total stockholders’ equity increased $7.4 million to $348.2 million at March 31, 2021, as compared to $340.8 million at December 31, 2020. The increase was primarily due to net income of $12.1 million for the three months ended March 31, 2021 and a $1.6 million net increase in the fair value of an interest rate cap derivative, which qualified as a cash flow hedge, offset by net decreases of $4.7 million in the fair value of AFS securities and $1.6 million in additional paid-in-capital related to stock-based employee compensation.

The Company and the Bank meet all the requirements to be considered “Well-Capitalized” under applicable regulatory guidelines.  At March 31, 2021, total CRE loans were 426.5% of risk-based capital, as compared to 412.5% at December 31, 2020.

Investment Securities

At March 31, 2021 and December 31, 2020, the Company’s securities portfolio primarily consisted of investment grade securities. There were no securities pledged as collateral at March 31, 2021 or December 31, 2020.

Loans

For the first quarter of 2021, the Bank’s loan production was $235.7 million, as compared to $152.6 for the first quarter of 2020, respectively.

Asset Quality

Non-Performing Assets

Non-performing assets consist of non-accrual loans, accruing loans that are 90 days or more past due, consumer loans placed in forbearance with payments past due over 90 days and still accruing, non-accrual TDRs, and other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure. Non-performing loans exclude TDRs that are accruing and have been performing in accordance with the terms of their restructure agreement for at least six months.  In accordance with the COVID-19 Guidance, non-performing loans do not include loan modifications that are due over 90 days due to COVID-19. See “Note 4 – Loans and Allowance for Loan Losses – COVID-19 Loan Deferrals.”

At March 31, 2021 and December 31, 2020, the Bank had no non-performing TDRs and no foreclosed real estate. The past due status on all loans is based on the contractual terms of the loan. It is generally the Bank’s policy that a loan 90 days past due be placed on non-accrual status unless factors exist that would eliminate the need to place a loan on this status. A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. At the time loans are placed on non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed. All payments received on non-accrual loans are generally applied to principal. Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Bank expects to receive all of its original principal and interest. In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept on non-accrual status until the entire principal balance has been recovered.

Interest income that would have been recorded for the three months ended March 31, 2021 and 2020, had non-accrual and TDR loans been current according to their original terms, was immaterial.

The table below sets forth key asset quality ratios as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Asset quality ratios:
Non-Performing loans to total loans	0.17%	0.20%
Allowance for loan losses to total loans	1.10	1.13
Non-performing loans to total assets	0.11	0.15
Allowance for loan losses to non-performing loans	649.74	554.19
Allowance for loan losses to non-accrual loans	730.49	630.02
Non-accrual loans to total loans	0.15	0.18
Ratio of net charge-offs (recoveries) to average loans outstanding in aggregate	0.01	0.01
Ratio of net charge-offs (recoveries) to average loans outstanding by loan segment:	—	—
Real Estate:	—	—
Commercial	—	—
Construction	—	—
Multi-Family	—	—
One-to-four family	—	—
Commercial and industrial	0.14	0.02
Consumer	—	0.43

Non-Performing Loans

Non-performing loans were $5.5 million at March 31, 2021, a decrease of $925,000 from $6.4 million at December 31, 2020. The decrease was primarily due to the charge-off of two C&I loans in the amount of $855,000, all of which was reserved for at December 31, 2020.

Non-performing assets were 0.17% of total assets at March 31, 2021, as compared to 0.20% of total assets at December 31, 2020.

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

Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. The Company had no non-performing TDRs at March 31, 2021 or December 31, 2020. The Bank had $1.3 million and $1.4 million of TDRs as of March 31, 2021 and December 31, 2020, respectively. These loans were performing in accordance with their restructured terms.

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

The ALLL was $35.5 million at March 31, 2021, as compared to $35.4 million at December 31, 2020. The ratio of ALLL to total loans was 1.10% at March 31, 2021, as compared to 1.13% at December 31, 2020. The increase in the ALLL was driven by a $950,000 provision for loan losses due primarily to loan growth, offset by an $855,000 charge-off.

Net charge-offs for the three months ended March 31, 2021 and 2020 were $855,000 and $138,000, respectively. The charge-off of $855,000 was related to one C&I loan that was fully reserved at December 31, 2020.

Deposits

The tables below summarize the Bank’s deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2020 to March 31, 2021 (dollars in thousands):

	At March 31, 2021	At December 31, 2020	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$2,167,899	$1,726,135	$441,764	25.6%
Money market	2,155,440	1,993,514	161,926	8.1
Savings accounts	18,020	17,895	125	0.7
Time deposits	85,358	92,062	(6,704)	(7.3)
Total	$4,426,717	$3,829,606	$597,111	15.6

As of March 31, 2021, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $2.17 billion. In addition, as of March 31, 2021, the aggregate amount of the Bank’s uninsured time deposits was $42.7 million. The following table presents the scheduled maturities of time deposits greater than $250,000 as of March 31, 2021 (in thousands):

At March 31, 2021
Three months or less	$10,947
Over three months through six months	6,629
Over six months through one year	6,342
Over one year	18,793
Total time deposits greater than $250,000	42,711

The Company’s primary deposit strategy is to fund the Bank with stable deposits. The increase in deposits for the first quarter of 2021 was due to increases of $441.8 million in non-interest-bearing deposits and $155.3 million in interest-bearing deposits, resulting from increases across most deposit verticals. Interest-bearing deposits comprised of $2.16 billion of money market accounts, which increased by $161.9 million, and $85.4 million of time deposits, which decreased by $6.7 million. Non-interest-bearing deposits were 49.0% of total deposits at March 31, 2021, as compared to 45.1% at December 31, 2020.

The strength of the Bank’s deposit franchise comes from its long-standing relationships with clients and the strong ties it has in its market area. The Bank provides commercial clients with convenient solutions such as remote deposit capture, business online banking and various other retail services and products. The Bank has also developed a diversified funding strategy, which affords it the opportunity to be less reliant on branches. Deposit verticals include borrowing clients, non-borrowing clients, global payment business deposits and corporate cash management clients.

Borrowings

At March 31, 2021, the Bank had available borrowing capacity of $459.8 million from the FHLB and an available line of credit of $123.5 million with the Federal Reserve Bank of New York (“FRBNY”). At December 31, 2020, the Bank had an available borrowing capacity of $499.8 million from the FHLB and an available line of credit of $123.8 million with the FRBNY. The Bank had no borrowings outstanding from the FHLB or FRBNY at March 31, 2021 or December 31, 2020.

On December 7, 2005, the Company established MetBank Capital Trust I, a Delaware statutory trust (“Trust I”). The Company owns all of the common capital securities of Trust I in exchange for contributed capital of $310,000. Trust I issued $10 million of preferred securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust I’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust I, mature on December 9, 2035 and bear interest at a floating rate of 3-month LIBOR plus 1.85%. The Debentures became callable after five years. At March 31, 2021, the Debentures bore an interest rate of 2.09%.

On July 14, 2006, the Company established MetBank Capital Trust II, a Delaware statutory trust (“Trust II”). The Company owns all of the common securities of Trust II in exchange for contributed capital of $310,000. Trust II issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust II’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures II”) issued by the Company. The Debentures II, the sole assets of Trust II, mature on October 7, 2036, and bear interest at a floating rate of 3-month LIBOR plus 2.00%. The Debentures II became callable after five years of issuance. At March 31, 2021, the Debentures II bore an interest rate of 2.24%.

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

Secured Borrowings

The Bank has loan participation agreements with counterparties. The Bank is generally the servicer for these loans. If the transfer of the participation interest does not qualify for sale treatment under current accounting guidance, the amount of the loan transferred is recorded as a secured borrowing. There were $36.5 million and $37.0 million in secured borrowings as of March 31, 2021 and December 31, 2020, respectively.

Results of Operations

Net income increased $6.0 million to $12.1 million for the first quarter of 2021, as compared to $6.1 million for the first quarter of 2020. This increase was due primarily to increases of $5.4 million in net interest income, and a $3.8 million decrease in provision for loan losses for the first quarter of 2021, as compared to the first quarter of 2020, partially offset by a $807,000 increase in non-interest expense and a $2.7 million increase in income tax expense.

Net Interest Income

Net interest income increased $5.4 million to $34.4 million for first quarter of 2021, as compared to $29.0 million for the first quarter of 2020, primarily due to an increase of $1.21 billion in average balances of interest-earning assets for the first quarter of 2021, as compared to the first quarter of 2020, which was partially offset by a $259.1 million increase in average balances of interest-bearing liabilities for the first quarter of 2021, as compared to the first quarter of 2020.

	Three months ended March 31,
	2021			2020
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/Rate (annualized)	Average Outstanding Balance	Interest	Yield/Rate (annualized)
Assets:
Interest-earning assets:
Loans (1)	$3,187,450	$36,840	4.67%	$2,705,710	$32,827	4.85%
Available-for-sale securities	330,451	752	0.91%	219,883	1,343	2.42%
Held-to-maturity securities	2,623	11	1.71%	3,622	17	1.86%
Equity investments - non-trading	2,302	8	1.39%	2,263	12	2.10%
Overnight deposits	1,100,690	344	0.13%	470,638	1,593	1.36%
Other interest-earning assets	11,610	151	5.27%	21,441	275	5.07%
Total interest-earning assets	4,635,126	38,106	3.32%	3,423,557	36,067	4.22%
Non-interest-earning assets	69,894			57,567
Allowance for loan and lease losses	(35,969)			(26,789)
Total assets	$4,669,051			$3,454,335

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market, savings and other interest-bearing accounts	$2,058,611	$2,907	0.57%	$1,638,362	$5,171	1.27%
Certificates of deposit	86,902	264	1.23%	104,067	596	2.30%
Total interest-bearing deposits	2,145,513	3,171	0.60%	1,742,429	5,767	1.33%
Borrowed funds	45,282	513	4.53%	189,226	1,331	2.78%
Total interest-bearing liabilities	2,190,795	3,684	0.68%	1,931,655	7,098	1.48%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	2,067,539			1,157,270
Other non-interest-bearing liabilities	63,932			58,923
Total liabilities	4,322,266			3,147,848

Stockholders' Equity	346,785			306,487
Total liabilities and equity	$4,669,051			$3,454,335

Net interest income		$34,422			$28,969
Net interest rate spread (2)			2.64%			2.74%
Net interest-earning assets	$2,444,331			$1,491,902
Net interest margin (3)			3.00%			3.38%
Total cost of funds (4)			0.35%			0.92%
(1)	Amount includes deferred loan fees and non-performing loans.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.
(4)	Determined by dividing annualized interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

Net interest margin decreased by 38 basis points to 3.00% for the first quarter of 2021 as compared to the first quarter of 2020, primarily due to increased overnight deposits driven by deposit growth. Loans and overnight deposits were 69% and 24% of the asset mix, respectively, and yielded 4.67% and 0.13%, respectively, for the first quarter of 2021, as compared to being 79% and 14% of the asset mix, respectively, and yielding 4.85% and 1.36%, respectively, for the first quarter of 2020. The decrease in the net interest margin was partially offset by a decrease in the average cost of interest-bearing liabilities primarily due to the interest rate cuts of 150 basis points by the Federal Reserve in March 2020 and due to the change in the composition of the deposit portfolio with an increase in average non-interest-bearing deposits and a decrease in average interest-bearing deposits.

Interest Income

Interest income increased $2.0 million to $38.1 million for the first quarter of 2021, as compared to $36.1 million for the first quarter of 2020. This increase was due primarily to increases of $4.0 million in interest income on loans, partially offset by a decrease of $591,000 in interest on AFS securities, and a $1.2 million decrease in interest on overnight deposits.

The increase in interest income on loans was due to a $481.7 million increase in the average balance of loans to $3.19 billion for the first quarter of 2021, as compared to an average balance of $2.71 billion for the first quarter of 2020; partially offset by a decrease of 18 basis points in average loan yield to 4.67% for the first quarter of 2021, as compared to 4.85% for the first quarter of 2020.

The decrease in interest on AFS securities was due to a decrease of 151 basis points in the average yield on AFS securities to 0.91% for first quarter of 2021, as compared to 2.42% for first quarter of 2020; partially offset by an increase of $110.6 million in the average balance of AFS securities to $330.5 million for the first quarter of 2021, as compared to $219.9 million for the first quarter of 2020.

The decrease in interest on overnight deposits was due a decrease of 123 basis points in the average yield on overnight deposits to 0.13% for the first quarter of 2021, as compared to 1.36% for the first quarter of 2020. The impact of the decrease in the average yield was offset by an increase of $630.0 million in the average balance of overnight deposits to $1.10 billion for the first quarter of 2021, as compared to $470.6 million for first quarter of 2020.

Interest Expense

Interest expense decreased $3.4 million to $3.7 million for the first quarter of 2021, as compared to $7.1 million for the first quarter of 2020. The decrease was due to a decrease of $2.6 million in interest on deposits and a $818,000 decrease in interest on borrowings. The decrease in interest expense on deposits was primarily due to a decrease of 73 basis points in the average cost of deposits to 0.60% for the first quarter of 2021, as compared to 1.33% for the first quarter of 2020. The impact of this decrease was partially offset by a $403.1 million increase in the average balance of interest-bearing deposits to $2.15 billion for the first quarter of 2021, as compared to an average balance of $1.74 billion for the first quarter of 2020. Interest expense on borrowings decreased primarily due to a decrease of $143.9 million in the average balance of borrowings to $45.3 million for the first quarter of 2021, as compared to $189.2 million for the first quarter of 2020, driven by repayment of $40 million and $104.0 million of FHLB advances in the second and third quarters of 2020, respectively.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2021 was $950,000, a decrease of $3.8 million from the first quarter of 2020. This was primarily due to the $3.1 million provision related to COVID-19 that was recorded in the first quarter of 2020.

Non-Interest Income

Non-interest income for the first quarter of 2021 increased by $255,000, as compared to the first quarter of 2020. The increase was primarily due to an increase of $1.6 million of global payments revenue, which included $600,000 of contractual fees; partially offset by a gain of $975,000 recognized on sale of AFS securities in the first quarter of 2020.

Non-Interest Expense

Non-interest expense increased $807,000 for the first quarter of 2021, as compared to the first quarter of 2020 primarily due to an increase in compensation and benefits cost due to addition of 21 full-time employees along with annual salary adjustments and increases in other expenses in line with business expansion, partially offset by a reduction in premises and equipment related to completion of the corporate office move and reduced licensing fees given the LIBOR and Federal Funds rate reduction.

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

At March 31, 2021, the Bank had $293.5 million in loan commitments in the form of unused lines of credit. It also had $47.6 million in standby letters of credit at March 31, 2021. At December 31, 2020, the Bank had $285.7 million in loan commitments outstanding and $34.3 million in standby letters of credit.

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

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At March 31, 2021 and December 31, 2020, cash and cash equivalents totaled $1.14 billion and $864.3 million, respectively.  Securities classified as AFS and equity investments, which provide additional sources of liquidity, totaled $482.3 million at March 31, 2021 and $268.4 million at December 31, 2020. There were no securities pledged as collateral at March 31, 2021 or December 31, 2020.

The Bank has no material commitments or demands that are likely to affect its liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, the Bank could access its borrowing capacity with the FHLB or obtain additional funds through brokered certificates of deposit.

Time deposits due within one year of March 31, 2021 totaled $35.7 million, or 0.8% of total deposits. Total time deposits were $85.4 million or 1.9% of total deposits at March 31, 2021. Time deposits due within one year of December 31, 2020 totaled $51.3 million, or 1.3% of total deposits. Total time deposits were $92.1 million or 2.4% of total deposits at December 31, 2020.

The Bank’s primary investing activities are the origination, and to a lesser extent, purchase, of loans and the purchase of securities. For the first quarter of 2021, the Bank’s loan production was $235.7 million, as compared to $152.6 for the first quarter of 2020.

Financing activities consisted primarily of activity in deposit accounts. Total deposits increased to $4.43 billion at March 31, 2021, up 15.6% from $3.83 billion at December 31, 2020. The increase in deposits for the first quarter of 2021 was due to increases of $441.8 million in non-interest-bearing deposits and $155.3 million in interest-bearing deposits, resulting from increases across most deposit verticals. Interest-bearing deposits comprised of $2.16 billion of money market accounts, which increased by $161.9 million, and $85.4 million of time deposits, which decreased by $6.7 million. Non-interest-bearing deposits were 49.0% of total deposits at March 31, 2021, as compared to 45.1% at December 31, 2020.

Regulation

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At March 31, 2021 and December 31, 2020, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and the Bank review capital levels on a monthly basis.

	At March 31, 2021	At December 31, 2020	Minimum Ratio to be “Well Capitalized”	Minimum Ratio Required for Capital Adequacy Purposes

The Company:
Tier 1 leverage ratio	7.8%	8.5%	N/A	4.0%
Common equity tier 1	9.9%	10.1%	N/A	4.5%
Tier 1 risk-based capital ratio	10.7%	10.9%	N/A	6.0%
Total risk-based capital ratio	12.4%	12.7%	N/A	8.0%

The Bank
Tier 1 leverage ratio	8.2%	9.0%	5.0%	4.0%
Common equity tier 1	11.3%	11.6%	6.5%	4.5%
Tier 1 risk-based capital ratio	11.3%	11.6%	8.0%	6.0%
Total risk-based capital ratio	12.4%	12.7%	10.0%	8.0%

At March 31, 2021, total commercial real estate loans were 426.5% of risk-based capital, as compared to 412.5% at December 31, 2020.

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

The following table shows the estimated impact on net interest income for the one-year period beginning March 31, 2021 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

Although the net interest income table below provides an indication of interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results. The following table indicates the sensitivity of projected annualized net interest income to the interest rate movements described above at March 31, 2021 (dollars in thousands):

At March 31, 2021
Change in Interest Rates (basis points)	Net Interest Income Year 1 Forecast	Year 1 Change from Forecast
400	$178,735	33.09%
300	166,211	23.77
200	153,588	14.37
100	141,606	5.45
—	134,292	—
-100	132,468	(1.36)

Given the low market interest rates, the Company did not model a 200 basis point decrease in interest rates at March 31, 2021.

The table above indicates that at March 31, 2021, in the event of a 200 basis points increase in interest rates, the Company would experience a 14.37% increase in net interest income. In the event of a 100 basis points decrease in interest rates, it would experience a 1.36% decrease in net interest income.

Economic Value of Equity Analysis

The Bank analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates.

The table below represents an analysis of interest rate risk as measured by the estimated changes in economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +300 and +400 basis points and -100 basis points) at March 31, 2021 (dollars in thousands):

		Estimated Increase (Decrease) in		EVE as a Percentage of Fair
		EVE		Value of Assets (3)
Change in					Increase
Interest Rates					(Decrease)
(basis points) (1)	Estimated EVE (2)	Dollars	Percent	EVE Ratio (4)	(basis points)
+400	$538,309	$73,021	15.69%	11.54	216
+300	526,249	60,961	13.10	11.11	173
+200	510,446	45,158	9.71	10.61	123
+100	489,446	24,158	5.19	10.01	63
—	465,288	—	—	9.38	—
-100	356,623	(108,665)	(23.35)	7.14	(224)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from the Company’s liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

Given the low market interest rates, the Company did not model a 200 basis point decrease in interest rates at March 31, 2021.

The table above indicates that at March 31, 2021, in the event of a 100 basis points decrease in interest rates, the Company would experience a 224 basis points decrease in its economic value of equity. In the event of a 200 basis points increase in interest rates, it would experience an increase of 123 basis points in economic value of equity.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and the Chief Financial Officer, who is the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2021. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various pending and threatened legal actions relating to the conduct of its normal business activities. In the opinion of management, as of March 31, 2021, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to the Company’s financial condition, results of operations, and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of Metropolitan Bank Holding Corp, as amended (1)
3.2

Certificate of Amendment to the Certificate of Incorporation of Metropolitan Bank Holding Corp. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 12, 2021 (File No. 333-254197)).

3.3	Amended and Restated Bylaws of Metropolitan Bank Holding Corp.
31.1	Certification of the Principal Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Principal Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Principal Executive Officer of the Corporation and the Principal Financial Officer of the Corporation.

101	INS XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation Linkbase

101	DEF XBRL Taxonomy Extension Definition Linkbase

101	LAB XBRL Taxonomy Extension Label Linkbase

101	PRE XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from Metropolitan Bank Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL
(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333 220805).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: May 5, 2021	By:	/s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: May 5, 2021	By:	/s/ Gregory A. Sigrist

Gregory A. Sigrist

Executive Vice President and Chief Financial Officer