Form 10-Q
period 2021-06-30
Metropolitan Bank Holding Corp.
filed 2021-08-04
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

YES ☐     NO ☒

There were 8,344,193 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 2, 2021.

METROPOLITAN BANK HOLDING CORP.

Form 10-Q

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2021, and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. In addition, these factors include but are not limited to:

●	increases in competitive pressures among financial institutions or from non-financial institutions;
●	changes in the interest rate environment, including the impact of interest rate reform that applies to transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued, may reduce interest margins or affect the value of the Company’s investments;
●	changes in deposit flows or loan demand may adversely affect the Company’s business;
●	changes in accounting principles, policies or guidelines may cause the Company’s financial condition to be reported or perceived differently;
●	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which the Company does business, or conditions in the securities markets or the banking industry may be less favorable than currently anticipated;
●	declines in real estate values in the Company’s market area may adversely affect its loan production;
●	legislative or regulatory changes or actions may adversely affect the Company’s business;
●	applicable technological changes may be more difficult or expensive than anticipated;
●	system failures or cyber-security breaches of our information technology infrastructure or those of the Company’s third-party service providers;
●	the failure to maintain current technologies and to successfully implement future information technology enhancements;
●	the ability to retain key employees;
●	successful implementation or consummation of new business initiatives may be more difficult or expensive than anticipated;
●	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies non-performing assets and charge-offs and changes in the estimates of the adequacy of the allowance for loan losses;
●	difficulties associated with achieving or predicting expected future financial results; and

●	the potential impact on the Company’s operations and customers resulting from natural or man-made disasters, wars, acts of terrorism, cyber-attacks and pandemics such as the Coronavirus (“COVID-19”), as discussed below.

Further, given its ongoing and dynamic nature, including the rate of vaccine acceptance and the development of new variants, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and whether the continued reopening of businesses will result in a meaningful increase in economic activity. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially reopen, and higher levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; our cyber security risks may increase if a significant number of our employees are forced to working remotely; and FDIC premiums may increase if the agency experiences additional resolution costs. Forward-looking statements speak only as of the date of this release. We do not undertake any obligation to update or revise any forward-looking statement.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$29,651	$8,692
Overnight deposits	1,689,614	855,613
Total cash and cash equivalents	1,719,265	864,305
Investment securities available for sale, at fair value	543,769	266,096
Investment securities held to maturity (estimated fair value of $2,285 and $2,827 at June 30, 2021 and December 31, 2020 respectively)	2,222	2,760
Equity investment securities	2,291	2,313
Total securities	548,282	271,169
Other investments	11,989	11,597
Loans, net of deferred fees and unamortized costs	3,449,490	3,137,053
Allowance for loan losses	(37,377)	(35,407)
Net loans	3,412,113	3,101,646
Receivables from global payments business, net	40,091	27,259
Accrued interest receivable	14,424	13,249
Premises and equipment, net	13,337	13,475
Prepaid expenses and other assets	17,959	18,388
Goodwill	9,733	9,733
Total assets	$5,787,193	$4,330,821
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$2,794,136	$1,726,135
Interest-bearing deposits	2,494,137	2,103,471
Total deposits	5,288,273	3,829,606
Trust preferred securities	20,620	20,620
Subordinated debt, net of issuance cost	24,684	24,657
Secured borrowing	36,449	36,964
Accounts payable, accrued expenses and other liabilities	30,598	61,645
Accrued interest payable	1,773	712
Prepaid third-party debit cardholder balances	21,201	15,830
Total liabilities	$5,423,598	$3,990,034

Class B preferred stock, $0.01 par value, authorized 2,000,000 shares, 272,636 issued and outstanding at June 30, 2021 and December 31, 2020	$3	$3
Common stock, $0.01 par value, 25,000,000 shares authorized, 8,344,193 and 8,295,272 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	83	82
Additional paid in capital	219,098	218,899
Retained earnings	146,283	120,830
Accumulated other comprehensive income (loss), net of tax effect	(1,872)	973
Total stockholders’ equity	$363,595	$340,787
Total liabilities and stockholders’ equity	$5,787,193	$4,330,821

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF Operations (unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans, including fees	$39,234	$32,983	$76,074	$65,811
Securities:
Taxable	1,168	636	1,904	2,008
Tax-exempt	52	—	87	—
Money market funds	—	4	—	34
Overnight deposits	442	374	786	1,967
Other interest and dividends	154	226	305	471
Total interest income	41,050	34,223	79,156	70,291
Interest expense:
Deposits	3,565	2,915	6,736	8,682
Borrowed funds	—	583	—	1,319
Trust preferred securities interest expense	107	159	215	349
Subordinated debt interest expense	405	405	809	809
Total interest expense	4,077	4,062	7,760	11,159

Net interest income	36,973	30,161	71,396	59,132
Provision for loan losses	1,875	1,766	2,825	6,556
Net interest income after provision for loan losses	35,098	28,395	68,571	52,576

Non-interest income:
Service charges on deposit accounts	1,349	803	2,414	1,883
Global payments group revenue	3,628	2,108	6,894	3,729
Other service charges and fees	566	411	868	1,036
Unrealized gain (loss) on equity securities	4	19	(36)	55
Gain on sale of securities	609	2,312	609	3,286
Total non-interest income	6,156	5,653	10,749	9,989

Non-interest expense:
Compensation and benefits	11,211	10,058	22,638	20,017
Bank premises and equipment	2,000	1,887	4,024	4,387
Professional fees	2,003	882	3,306	1,837
Licensing fees and technology costs	3,514	3,460	6,515	7,265
Other expenses	2,961	1,997	5,528	4,291
Total non-interest expense	21,689	18,284	42,011	37,797

Net income before income tax expense	19,565	15,764	37,309	24,768
Income tax expense	6,229	4,953	11,856	7,860
Net income	$13,336	$10,811	$25,453	$16,908

Earnings per common share:
Basic earnings	$1.59	$1.30	$3.06	$2.04
Diluted earnings	$1.55	$1.28	$2.98	$2.00

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net Income	$13,336	$10,811	$25,453	$16,908

Other comprehensive income:
Unrealized gain (loss) on securities available for sale:
Unrealized holding gains (loss) arising during the period	1,667	(1,428)	(5,267)	5,110
Reclassification adjustment for gains included in net income	(609)	(2,312)	(609)	(3,286)
Tax effect	(348)	1,179	1,865	(577)
Net of tax	710	(2,561)	(4,011)	1,247

Unrealized gain (loss) on cash flow hedges:
Unrealized holding gain (loss) arising during the period	(562)	(817)	1,715	(1,877)
Tax effect	180	258	(549)	592
Net of tax	(382)	(559)	1,166	(1,285)

Total other comprehensive income (loss)	328	(3,120)	(2,845)	(38)

Comprehensive Income	$13,664	$7,691	$22,608	$16,870

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended June 30, 2021 and 2020

(in thousands, except share data)

	Preferred				Additional
	Stock,		Common		Paid-in	Retained	AOCI
	Class B		Stock		Capital	Earnings	Gain/(Loss)	Total
	Shares	Amount	Shares	Amount
Balance at April 1, 2021	272,636	$3	8,345,032	$83	$217,384	$132,947	$(2,200)	$348,217
Restricted stock, net of forfeiture	—	—	(191)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,859	—	—	1,859
Impact of shares for tax withholding for restricted stock vesting	—	—	(649)	—	(145)	—	—	(145)
Net income	—	—	—	—	—	13,336	—	13,336
Other comprehensive income (loss)	—	—	—	—	—	—	328	328
Balance at June 30, 2021	272,636	$3	8,344,192	$83	$219,098	$146,283	$(1,872)	$363,595

	Preferred				Additional
	Stock,		Common		Paid-in	Retained	AOCI
	Class B		Stock		Capital	Earnings	Gain/(Loss)	Total
	Shares	Amount	Shares	Amount
Balance at April 1, 2020	272,636	$3	8,294,801	$82	$216,701	$87,461	$4,289	$308,536
Restricted stock, net of forfeiture	—	$—	—	$—	$—	$—	$—	$—
Stock-based compensation	—	$—	—	$—	$942	$—	$—	$942
Net income	—	$—	—	$—	$—	$10,811	$—	$10,811
Other comprehensive income (loss)	—	$—	—	$—	$—	$—	$(3,120)	$(3,120)
Balance at June 30, 2020	272,636	$3	8,294,801	$82	$217,643	$98,272	$1,169	$317,169

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the six months ended June 30, 2021 and 2020

(in thousands, except share data)

	Preferred				Additional
	Stock,		Common		Paid-in	Retained	AOCI
	Class B		Stock		Capital	Earnings	Gain/(Loss)	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	272,636	$3	8,295,272	$82	$218,899	$120,830	$973	$340,787
Restricted stock, net of forfeiture	—	—	93,090	1	—	—	—	1
Stock-based compensation	—	—	—	—	2,445	—	—	2,445
Impact of shares for tax withholding for restricted stock vesting	—	—	(44,170)	—	(2,246)	—	—	(2,246)
Net income	—	—	—	—	—	25,453	—	25,453
Other comprehensive income (loss)	—	—	—	—	—	—	(2,845)	(2,845)
Balance at June 30, 2021	272,636	$3	8,344,192	$83	$219,098	$146,283	$(1,872)	$363,595

	Preferred				Additional
	Stock,		Common		Paid-in	Retained	AOCI
	Class B		Stock		Capital	Earnings	Gain/(Loss)	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	272,636	$3	8,312,918	$82	$216,468	$81,364	$1,207	$299,124
Restricted stock, net of forfeiture	—	—	(12,244)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,754	—	—	1,754
Impact of shares for tax withholding for restricted stock vesting	—	—	(5,873)	—	(579)	—	—	(579)
Net income	—	—	—	—	—	16,908	—	16,908
Other comprehensive income (loss)	—	—	—	—	—	—	(38)	(38)
Balance at June 30, 2020	272,636	$3	8,294,801	$82	$217,643	$98,272	$1,169	$317,169

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands)

c
	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$25,453	$16,908
Adjustments to reconcile net income to net cash:
Net depreciation amortization and accretion	2,383	1,969
Provision for loan losses	2,825	6,556
Net change in deferred loan fees	1,070	48
Income tax expense (benefit)	546	(4)
Gain on sale of available-for-sale securities	(609)	(3,286)
Stock-based compensation expense	2,445	1,754
Gain on sale of loans	—	(18)
Dividends earned on CRA fund	(14)	(23)
Unrealized (gain) loss of equity securities	36	(55)
Net change in:
Accrued interest receivable	(1,175)	(2,286)
Accounts payable, accrued expenses and other liabilities	(31,047)	11,224
Change in global payments balances	5,371	20,661
Accrued interest payable	1,061	(30)
Receivable from global payments, net	(12,832)	(19,542)
Prepaid expenses and other assets	2,743	7,960
Net cash provided by operating activities	(1,744)	41,836

Cash flows from investing activities:
Loan originations, purchases and payments, net of recoveries	(314,362)	(229,646)
Proceeds from loans sold	—	9,968
Redemptions of other investments	5	6,800
Purchases of other investments	(397)	(1,094)
Purchases of securities available for sale	(382,793)	(94,180)
Proceeds from calls of securities available for sale	—	5,000
Proceeds from sales of securities available for sale	43,241	111,422
Proceeds from paydowns and maturities of securities available for sale	55,327	27,933
Proceeds from paydowns and maturities of securities held to maturity	525	388
Purchase of derivative contract	—	(2,980)
Purchase of premises and equipment, net	(748)	(4,353)
Net cash used in investing activities	(599,202)	(170,742)

Cash flows from financing activities:
Proceeds from FHLB advances	100	—
Repayments of FHLB advances	(100)	(40,000)
Redemption of common stock for tax withholdings for restricted stock vesting	(2,246)	(579)
Payments of secured borrowings	(515)	(1,024)
Net increase in deposits	1,458,667	603,965
Net cash provided by financing activities	1,455,906	562,362

Increase in cash and cash equivalents	854,960	433,456
Cash and cash equivalents at the beginning of the period	864,305	389,220
Cash and cash equivalents at the end of the period	$1,719,265	$822,676

Supplemental information:
Cash paid for:
Interest	$6,699	$11,189
Income Taxes	$8,735	$3,500

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

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or for any other period.

The unaudited consolidated financial statements presented in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes to audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC.

NOTE 3 – SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

Pursuant to the Tax Cuts and Jobs Act (“JOBS Act”), an Emerging Growth Company (“EGC”) is provided the option to adopt new or revised accounting standards that may be issued by the FASB or the Securities and Exchange Commission either (i) within the same periods as those otherwise applicable to non-EGCs or (ii) within the same time periods as private companies. The Company elected delayed effective dates of recently issued accounting standards. As permitted by the JOBS Act, so long as it qualifies as an EGC, the Company will take advantage of some of the reduced regulatory and reporting requirements that are available to it, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

The Company is likely to lose its EGC status on December 31, 2022 since that would be the last day of the fiscal year of the Company following the fifth anniversary of the date of the first sale of the common equity securities of the Company pursuant to an effective registration statement under the Securities Act of 1933.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires companies that lease assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. Under ASU 2016-02, the Company will recognize a right-of-use asset and a lease obligation liability on the consolidated statement of financial condition, which will increase the Company’s assets and liabilities. The Company is required to implement ASU 2016-02 by December 31, 2022 and is currently evaluating the potential impact on its consolidated financial statements.

The Bank has not yet adopted ASU No. 2016-13, Financial Instruments – Credit Losses, which requires the measurement of all expected credit losses (“CECL”) for financial assets. The Bank is required to implement CECL by December31, 2022 upon the loss of EGC status. The Bank is currently developing CECL models and evaluating its potential impact on the Bank’s Allowance for Loan and Lease Losses (“ALLL”).

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard was effective for the Company beginning December 31, 2022 and did not have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications at the instrument level as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Subsequently, in January 2021 the FASB issued ASU 2021-01. The amendments in this ASU clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Management has established a working group to evaluate the impact of the transition from LIBOR on the Company and its consolidated financial statements. The working group has developed an inventory of impacted contracts and client relationships and is in the process of assessing LIBOR alternatives and how such alternatives may be implemented.

NOTE 4 - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available for sale (“AFS”) and securities held to maturity at June 30, 2021 and December 31, 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At June 30, 2021	Cost	Gains	Losses	Fair Value
Debt securities available for sale:
Residential mortgage-backed securities	$442,818	$1,248	$(2,911)	$441,155
Commercial mortgage-backed securities	18,733	286	(200)	18,819
Asset-backed securities	4,880	—	(32)	4,848
U.S. Government agency	67,994	—	(740)	67,254
Securities issued by states and political subdivisions in the U.S	11,873	4	(184)	11,693
Total securities available-for-sale	$546,298	$1,538	$(4,067)	$543,769

Held-to-maturity securities:
Residential mortgage securities	$2,222	63	—	2,285
Total securities held-to-maturity	$2,222	$63	$—	$2,285

Equity investments:
CRA Mutual Fund	$2,314	—	(23)	2,291
Total non-trading equity investment securities	$2,314	$—	$(23)	$2,291

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2020	Cost	Gains	Losses	Fair Value
Debt securities available for sale:
Residential mortgage-backed securities	$192,163	$2,599	$(74)	$194,688
Commercial mortgage-backed securities	32,589	997	(94)	33,492
U.S. Government agency	37,997	—	(81)	37,916
Total securities available-for-sale	$262,749	$3,596	$(249)	$266,096

Held-to-maturity securities:
Residential mortgage securities	2,760	67	—	2,827
Total securities held-to-maturity	$2,760	$67	$—	$2,827

Equity investments:
CRA Mutual Fund	2,299	14	—	2,313
Total non-trading equity investment securities	$2,299	$14	$—	$2,313

For the three and six months ended June 30, 2021 there were sales of $42.6 million, at amortized cost, of AFS securities. For the three months ended June 30, 2020, there were sales of $88.1 million, at amortized cost, of available-for-sale securities. There were sales and calls of $108.1 million and $5.0 million, at amortized cost, respectively, for the six months ended June 30, 2020. The proceeds from sales and calls of securities and associated gains for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Proceeds	$43,241	$90,447	$43,241	$116,422
Gross gains	$609	$2,312	$609	$3,286
Tax impact	$(195)	$(729)	$(195)	$(1,036)

Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately. The tables below summarize, by contractual maturity, the amortized cost and fair value of debt securities at June 30, 2021 and December 31, 2020. The table does not include the effect of principal repayments. Equity securities, primarily investment in mutual funds, have been excluded from the table. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately (in thousands):

	Held-to-Maturity		Available-for-Sale
At June 30, 2021	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
One to five years	—	—	47,994	47,507
Five to ten years	—	—	15,000	14,857
After ten years	—	—	16,873	16,583
Total	$—	$—	$79,867	$78,947

Residential mortgage securities	$2,222	$2,285	442,818	441,155
Commercial mortgage securities	—	—	18,733	18,819
Asset-backed securities	—	—	4,880	4,848
Total Securities	$2,222	$2,285	$546,298	$543,769

	Held-to-Maturity		Available-for-Sale
At December 31, 2020	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
One to five years	—	—	37,997	37,916
Five to ten years	—	—	—	—
Due after ten years	—	—	—	—
Total	$—	$—	$37,997	$37,916

Residential mortgage securities	$2,760	$2,827	$192,163	$194,688
Commercial mortgage securities	—	—	32,589	33,492
Total Securities	$2,760	$2,827	$262,749	$266,096

There were no securities pledged as collateral at June 30, 2021 or December 31, 2020.

At June 30, 2021 and December 31, 2020, all of the residential mortgage securities and commercial mortgage securities held by the Bank were issued by U.S. Government-sponsored entities and agencies.

Securities with unrealized/unrecognized losses at June 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
At June 30, 2021	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities available for sale:
Residential mortgage securities	$321,427	$(2,911)	$—	$—	$321,427	$(2,911)
Commercial mortgage securities	15,428	(199)	381	(1)	15,809	(200)
Asset-backed securities	4,848	(32)	—	—	4,848	(32)
U.S. Government agency securities	67,254	(740)	—	—	67,254	(740)
Securities issued by states and political subdivisions in the U.S	7,811	(184)	—	—	7,811	(184)
Total securities available for sale	$416,768	$(4,066)	$381	$(1)	$417,149	$(4,067)

Equity investments:
CRA Mutual Fund	$—	$—	$2,291	$(23)	$2,291	$(23)
Total equity investment securities	$—	$—	$2,291	$(23)	$2,291	$(23)

	Less than 12 Months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
At December 31, 2020	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities available for sale:
Residential mortgage-backed securities	$33,734	(74)	-	-	33,734	(74)
Commercial mortgage-backed securities	12,314	(93)	385	(1)	12,699	(94)
U.S. Government agency securities	37,916	(81)	—	—	37,916	(81)
Total securities available-for-sale	$83,964	$(248)	$385	$(1)	$84,349	$(249)

The unrealized losses on securities are primarily due to the changes in market interest rates subsequent to purchase. The Bank did not consider these securities to be other-than-temporarily impaired at June 30, 2021 or December 31, 2020 since the decline in market value was attributable to changes in interest rates and not credit quality. In addition, the Bank does not intend to sell and does not believe that it is more likely than not that it will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no impairment loss was recognized during the six months ended June 30, 2021 or for the year ended December 31, 2020.

At June 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans, net of deferred costs and fees, consist of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Real estate
Commercial	$2,186,308	$1,887,505
Construction	139,992	112,290
Multifamily	426,716	433,239
One-to-four family	63,833	71,354
Total real estate loans	2,816,849	2,504,388

Commercial and industrial	600,845	591,500
Consumer	38,132	46,431
Total loans	3,455,826	3,142,319
Deferred fees	(6,336)	(5,266)
Loans, net of deferred fees and unamortized costs	3,449,490	3,137,053
Allowance for loan losses	(37,377)	(35,407)
Balance at the end of the period	$3,412,113	$3,101,646

Included in commercial and industrial loans at June 30, 2021 and December 31, 2020 are $4.3 million and $3.8 million, respectively, of Paycheck Protection Program (“PPP”) loans.

The following tables present the activity in the ALLL by segment for the three and six months ended June 30, 2021 and 2020. The portfolio segments represent the categories that the Bank uses to determine its allowance for loan losses (in thousands):

	Commercial	Commercial		Multi	One-to-four
Three months ended June 30, 2021	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$18,341	$10,827	$1,707	$2,732	$178	$1,717	$35,502
Provision/(credit) for loan losses	1,958	(282)	265	(114)	(9)	57	1,875
Loans charged-off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$20,299	$10,545	$1,972	$2,618	$169	$1,774	$37,377

	Commercial	Commercial		Multi	One-to-four
Three months ended June 30, 2020	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$17,369	9,493	620	2,708	203	531	30,924
Provision/(credit) for loan losses	1,321	(204)	121	31	39	458	1,766
Loans charged-off	—	(159)	—	—	—	(33)	(192)
Recoveries	—	2	—	—	—	5	7
Total ending allowance balance	$18,690	$9,132	$741	$2,739	$242	$961	$32,505

	Commercial	Commercial		Multi	One-to-four
Six months ended June 30, 2021	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$17,243	$12,123	$1,593	$2,661	$206	$1,581	$35,407
Provision/(credit) for loan losses	3,056	(723)	379	(43)	(37)	193	2,825
Loans charged-off	—	(855)	—	—	—	—	(855)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$20,299	$10,545	$1,972	$2,618	$169	$1,774	$37,377

	Commercial	Commercial		Multi	One-to-four
Six months ended June 30, 2020	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$15,317	$7,070	$411	$2,453	$267	$754	$26,272
Provision/(credit) for loan losses	3,373	2,174	330	286	(25)	418	6,556
Loans charged-off	—	(172)	—	—	—	(221)	(393)
Recoveries	—	60	—	—	—	10	70
Total ending allowance balance	$18,690	$9,132	$741	$2,739	$242	$961	$32,505

Net charge-offs were zero and $185,000 for the three months ended June 30, 2021 and 2020, respectively. Net charge-offs were $855,000 and $323,000 for the six months ended June 30, 2021 and 2020, respectively.

The following tables present the balance in the ALLL and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2021 and December 31, 2020 (in thousands):

	Commercial	Commercial		Multi	One-to-four
At June 30, 2021	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated	$—	$2,814	$—	$—	$41	$1,465	$4,320
Collectively evaluated	20,299	7,731	1,972	2,618	128	309	33,057
Total ending allowance balance	$20,299	$10,545	$1,972	$2,618	$169	$1,774	$37,377
Loans:
Individually evaluated	$10,336	$3,337	$—	$—	$970	$2,154	$16,797
Collectively evaluated	2,175,972	597,508	139,992	426,716	62,863	35,978	3,439,029
Total ending loan balance	$2,186,308	$600,845	$139,992	$426,716	$63,833	$38,132	$3,455,826

	Commercial	Commercial		Multi	One-to-four
At December 31, 2020	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated	$—	$3,662	$—	$—	$53	$1,203	$4,918
Collectively evaluated	17,243	8,461	1,593	2,661	153	378	30,489
Total ending allowance balance	$17,243	$12,123	$1,593	$2,661	$206	$1,581	$35,407
Loans:
Individually evaluated	$10,345	$4,192	$—	$—	$999	$2,197	$17,733
Collectively evaluated	1,877,160	587,308	112,290	433,239	70,355	44,234	3,124,586
Total ending loan balance	$1,887,505	$591,500	$112,290	$433,239	$71,354	$46,431	$3,142,319

The following tables present loans individually evaluated for impairment recognized as of June 30, 2021 and December 31, 2020 (in thousands):

	Unpaid Principal		Allowance for Loan
At June 30, 2021	Balance	Recorded Investment	Losses Allocated
With an allowance recorded:
One-to-four family	$591	$461	$41
Consumer	2,154	2,154	1,465
Commercial & industrial	4,192	3,337	2,814
Total	$6,937	$5,952	$4,320

Without an allowance recorded:
One-to-four family	$656	$509	$—
Commercial real estate	10,336	10,336	—
Commercial & industrial	—	—	—
Total	$10,992	$10,845	$—

	Unpaid Principal		Allowance for Loan
At December 31, 2020	Balance	Recorded Investment	Losses Allocated
With an allowance recorded:
One-to-four family	$610	480	53
Consumer	2,197	2,197	1,203
Commercial & industrial	4,192	4,192	3,662
Total	$6,999	$6,869	$4,918

Without an allowance recorded:
One-to-four family	666	519	—
Commercial real estate	10,345	10,345	—
Commercial & industrial	—	—	—
Total	$11,011	$10,864	$—

The recorded investment in loans excludes accrued interest receivable and loan origination fees.

The following tables present the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Average Recorded	Interest Income
Three months ended June 30, 2021	Investment	Recognized
With an allowance recorded:
One-to-four family	$465	4
Consumer	2,140	29
Commercial & industrial	3,145	—
Total	$5,750	$33

Without an allowance recorded:
One-to-four family	$511	$7
Commercial real estate	10,339	37
Commercial & industrial	192	—
Total	$11,042	$44

	Average Recorded	Interest Income
Three months ended June 30, 2020	Investment	Recognized
With an allowance recorded:
One-to-four family	$494	$3
Consumer	1,147	27
Commercial & industrial	3,765	—
Total	$5,406	$30

Without an allowance recorded:
One-to-four family	$528	$-
Commercial real estate	363	-
Commercial & industrial	2,377	-
Total	$3,268	$-

	Average Recorded	Interest Income
Six months ended June 30, 2021	Investment	Recognized
With an allowance recorded:
One-to-four family	$470	$12
Consumer	2,159	58
Commercial & industrial	3,494	-
Total	$6,123	$70

Without an allowance recorded:
One-to-four family	$514	$13
Commercial real estate	10,341	204
Commercial & industrial	128	-
Total	$10,983	$217

	Average Recorded	Interest Income
Six months ended June 30, 2020	Investment	Recognized
With an allowance recorded:
One-to-four family	$497	$8
Consumer	1,008	31
Commercial & industrial	2,859	—
Total	$4,364	$39

Without an allowance recorded:
One-to-four family	$1,312	$10
Commercial real estate	364	4
Total	$1,676	$14

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

The following tables present the recorded investment in non-accrual loans and loans past due over 90 days and still accruing, by class of loans, as of June 30, 2021 and December 31, 2020 (in thousands):

At June 30, 2021	Non-accrual	Loans Past Due Over 90 Days Still Accruing
Commercial & industrial	$3,337	$—
Consumer	1,560	594
Total	$4,897	$594

At December 31, 2020	Non-accrual	Loans Past Due Over 90 Days Still Accruing
Commercial & industrial	$4,192	$—
Consumer	1,428	769
Total	$5,620	$769

Interest income that would have been recorded for the three and six months ended June 30, 2021 and 2020 had non-accrual loans been current according to their original terms was immaterial.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2021 and December 31, 2020 (in thousands):

			Greater
	30-59	60-89	than 90	Total past	Current
At June 30, 2021	Days	Days	days	due	loans	Total
Commercial real estate	$9,984	$—	$—	$9,984	$2,176,324	$2,186,308
Commercial & industrial	8,044	9,959	3,337	21,340	579,505	600,845
Construction	—	—	—	—	139,992	139,992
Multifamily	—	—	—	—	426,716	426,716
One-to-four family	—	—	—	—	63,833	63,833
Consumer	34	26	2,154	2,214	35,918	38,132
Total	$18,062	$9,985	$5,491	$33,538	$3,422,288	$3,455,826

			Greater
	30-59	60-89	than 90	Total past	Current
At December 31, 2020	Days	Days	days	due	loans	Total
Commercial real estate	$40	$9,984	$—	$10,024	$1,877,481	$1,887,505
Commercial & industrial	4,429	6,400	4,192	15,021	576,479	591,500
Construction	—	—	—	—	112,290	112,290
Multifamily	—	—	—	—	433,239	433,239
One-to-four family	2,908	—	—	2,908	68,446	71,354
Consumer	112	32	2,197	2,341	44,090	46,431
Total	$7,489	$16,416	$6,389	$30,294	$3,112,025	$3,142,319

Troubled Debt Restructurings

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired.

Included in impaired loans at June 30, 2021 and December 31, 2020 were $1.3 million and $1.4 million, respectively, of loans modified as TDRs. The Bank allocated specific reserves amounting to $41,000 and $53,000 for TDRs as of June 30, 2021 and December 31, 2020, respectively. There were no loans modified as a TDR during the three and six months ended June 30, 2021 or 2020. The Bank has not committed to lend additional amounts as of June 30, 2021 to customers with outstanding loans that are classified as TDRs. During the six months ended June 30, 2021 and June 30, 2020 there were no payment defaults on any loans previously identified as TDRs. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

The following tables present the recorded investment in TDRs by class of loans as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Troubled debt restructurings:
Real Estate:
Commercial real estate	$352	$361
One-to-four family	970	999
Total troubled debt restructurings	$1,322	$1,360

All TDRs at June 30, 2021 and December 31, 2020 were performing in accordance with their restructured terms.

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

Loans not meeting the criteria above are considered to be pass-rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans as of June 30, 2021 and December 31, 2020 is as follows (in thousands):

		Special
At June 30, 2021	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$2,175,972	$352	$9,984	$—	$2,186,308
Commercial & industrial	593,314	4,194	—	3,337	600,845
Construction	139,992	—	—	—	139,992
Multifamily	426,716	—	—	—	426,716
Total	$3,335,994	$4,546	$9,984	$3,337	$3,353,861

		Special
At December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$1,877,160	$361	$9,984	$—	$1,887,505
Commercial & industrial	583,809	3,499	—	4,192	591,500
Construction	112,290	—	—	—	112,290
Multi-family	433,239	—	—	—	433,239
Total	$3,006,498	$3,860	$9,984	$4,192	$3,024,534

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

As of June 30, 2021, the Company had 16 loans amounting to $48.3 million, or 1.4% of total loans, that were modified in accordance with the COVID-19 Guidance and the CARES Act. As of June 30, 2021, principal payment deferrals were $37.3 million, or 1.1% of total loans, while full payment deferrals were $11.0 million, or 0.3% of total loans.

NOTE 6 – EARNINGS PER SHARE

The computation of basic and diluted earnings per share is shown below (dollars in thousands, except share data):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Basic
Net income per consolidated statements of income	$13,336	$10,811	$25,453	$16,908
Less: Earnings allocated to participating securities	(84)	(95)	(106)	(164)
Net income available to common stockholders	$13,252	$10,716	$25,347	$16,744

Weighted average common shares outstanding including participating securities	8,343,946	8,294,801	8,329,003	8,299,503
Less: Weighted average participating securities	(31,712)	(73,053)	(34,599)	(80,650)
Weighted average common shares outstanding	8,312,234	8,221,748	8,294,404	8,218,853

Basic earnings per common share	$1.59	$1.30	$3.06	$2.04

Diluted
Net income available to common stockholders	$13,252	$10,716	$25,347	$16,744

Weighted average common shares outstanding for basic earnings per common share	8,312,234	8,221,748	8,294,404	8,218,853
Add: Dilutive effects of assumed exercise of stock options	162,674	74,597	153,545	108,905
Add: Dilutive effects of assumed vesting of performance based restricted stock units	38,495	63,105	31,613	63,756
Add: Dilutive effects of assumed vesting of restricted stock units	30,071	—	17,383	—
Average shares and dilutive potential common shares	8,543,474	8,359,450	8,496,945	8,391,514

Dilutive earnings per common share	$1.55	$1.28	$2.98	$2.00

All stock options and performance based restricted stock units were considered in computing diluted earnings per common share for the three and six months ended June 30, 2021 and 2020. 105,424 restricted stock units were not considered in the calculation of diluted earnings per share as their inclusion would be anti-dilutive for the three and six months ended June 30, 2021.

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

A summary of the status of the Company’s stock options and the changes during the six months ended June 30, 2021 is presented below:

	Six Months Ended June 30, 2021
	Number of	Weighted Average
	Options	Exercise Price

Outstanding, beginning of period	231,000	$$18.0
Granted	—	—
Exercised	—	—
Cancelled/forfeited	—	—
Outstanding, end of period	231,000	$18.00
Options vested and exercisable at end of period	231,000	$18.00

Weighted average remaining contractual life (years)		2.88

There was no unrecognized compensation cost related to stock options at June 30, 2021 or December 31, 2020.

There was no compensation cost related to stock options for the six months ended June 30, 2021 and 2020.

The following table summarizes information about stock options outstanding at June 30, 2021:

	At June 30, 2021
Range of Average		Weighted Average	Weighted Average	Weighted Average
Exercise Prices	Number Outstanding at	Remaining Contractual Life	Exercise Price	Intrinsic Price per Share
$10 – 30	231,000	2.88	$18.00	$42.22

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

In the first quarter of 2021, 78,582 restricted stock units were issued to certain key personnel. One-third of these shares vest each year for three years beginning on March 1, 2022. In the second quarter of 2021, no restricted stock units were issued.

Total compensation cost that has been charged against income for restricted stock grants was $811,000 and $484,000 for the three months ended June 30, 2021 and 2020, respectively. Total compensation cost that has been charged against income for restricted stock grants was $1,287,000 and $839,000 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was $4.8 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.28 years.

On January 1, 2019, 38,900 restricted shares were granted to members of the Board of Directors in lieu of retainer fees for three years of service. One-third of these shares vest each year for three years beginning on December 31, 2019. In the fourth quarter of 2020, 1,785 shares were granted to a new member of the Board of Directors, all of which will vest in the fourth quarter of 2021. Total expense for these awards was $90,000 and $100,000 for the three months ended June 30, 2021 and 2020, respectively. Total expense for these awards was $200,000 for the six months ended June 30, 2021 and 2020. As of June 30, 2021 there was $200,000 of unrecognized expense related to these grants. The remaining unamortized cost is expected to be recognized over a weighted-average period of 0.50 years.

The following table summarizes the changes in the Company’s restricted stock grants for the six months ended June 30, 2021:

	Six Months Ended June 30, 2021
		Weighted Average
	Number of Shares	Grant Date Fair Value

Outstanding, beginning of period	76,289	$$37.01
Granted	78,582	$50.80
Forfeited	(3,682)	$43.29
Vested	(14,489)	$30.45
Outstanding at end of period	136,700	$46.38

The total fair value of shares vested was approximately $441,000 for the six months ended June 30, 2021.

Performance Based Stock Awards

During the first quarter of 2018, the Company established a long-term incentive award program under the 2009 Plan. For each award, Performance Restricted Share Units (“PRSUs”) were eligible to be earned over a three-year performance period based on personal performance and the Company’s relative performance, in each case, as compared to certain measurement goals that were established at the onset of the performance period. These awards were accounted for in accordance with guidance prescribed in ASC Topic 718, Compensation – Stock Compensation. 90,000 PRSUs were awarded under the program. These PRSUs were earned at the end of the three-year period and vested in the first quarter of 2021.

During the second quarter of 2021, the Company established a long-term incentive award program under the 2019 Plan. The PRSUs are earned ratably over a three-year performance period based on personal performance and the Company’s relative performance, in each case, as compared to certain measurement goals that were established at the onset of the performance period. These awards are accounted for in accordance with the guidance prescribed in ASC Topic 718. 90,000 PRSUs were awarded under the program.

June 30, 2021

Weighted average service inception date fair value of award share	$5,721,300
Minimum aggregate share payout	9,000
Maximum aggregate share payout	90,000
Likely aggregate share payout	90,000

Total compensation cost that has been charged against income for this plan was $476,000 and $358,000 for the three months ended June 30, 2021 and 2020, respectively. Total compensation cost that has been charged against income for this plan was $941,000 and $715,000 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at June 30, 2021 and December 31, 2020. AFS Securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At June 30, 2021
Residential mortgage-backed securities	$441,155	$—	$441,155	$—
Commercial mortgage-backed securities	18,819	—	18,819	—
Asset-backed securities	4,848	—	4,848
U.S. Government agency	67,254	—	67,254
Securities issued by states and political subdivisions in the U.S	11,693	—	11,693
CRA Mutual Fund	2,291	2,291	—	—
Derivative assets - interest rate cap	$2,314	$—	$2,314	$—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2020
Residential mortgage securities	$194,688	$—	$194,688	$—
Commercial mortgage securities	33,492	—	33,492	—
U.S. Government agency securities	37,916	—	37,916	—
CRA Mutual Fund	2,313	2,313	—	—
Derivative assets - interest rate cap	$770	$—	$770	$—

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2021 and 2020.

There were no material assets measured at fair value on a non-recurring basis at June 30, 2021 or December 31, 2020.

The Bank has engaged an independent pricing service provider to provide the fair values of its financial assets and liabilities measured at amortized cost. This provider follows FASB’s exit pricing guidelines, as required by

ASU 2016-01, when calculating fair market values.

Carrying amounts and estimated fair values of financial instruments at June 30, 2021 and December 31, 2020 were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At June 30, 2021	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$29,651	$29,651	$—	$—	$29,651
Overnight deposits	1,689,614	1,689,614	—	—	1,689,614
Securities available for sale	543,769	—	543,769	—	543,769
Securities held to maturity	2,222	—	2,285	—	2,285
Equity investments	2,291	2,291	—	—	2,291
Loans, net	3,412,113	—	—	3,427,297	3,427,297
Other investments
FRB Stock	7,423	N/A	N/A	N/A	N/A
FHLB Stock	3,070	N/A	N/A	N/A	N/A
Disability Fund	1,000	—	1,000	—	1,000
Time deposits at banks	498	498	—	—	498
Interest rate cap derivative	2,314	—	2,314	—	2,314
Accrued interest receivable	14,424	—	715	13,709	14,424

Financial liabilities:
Non-interest-bearing demand deposits	$2,794,136	$2,794,136	$—	$—	$2,794,136
Money market and savings deposits	2,410,893	2,410,893	—	—	2,410,893
Time deposits	83,244	—	83,950	—	83,950
Trust preferred securities payable	20,620	—	—	20,003	20,003
Subordinated debt, net of issuance cost	24,684	—	25,500	—	25,500
Accrued interest payable	1,773	5	1,658	110	1,773
Secured borrowings	36,449		36,449	—	36,449

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2020	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$8,692	$8,692	$—	$—	$8,692
Overnight deposits	855,613	855,613	—	—	855,613
Securities available for sale	266,096	—	266,096	—	266,096
Securities held to maturity	2,760	—	2,827	—	2,827
Equity investments	2,313	2,313	—	—	2,313
Loans, net	3,101,646	—	—	3,094,998	3,094,998
Other investments
FRB Stock	7,381	N/A	N/A	N/A	N/A
FHLB Stock	2,718	N/A	N/A	N/A	N/A
Disability Fund	1,000	—	1,000	—	1,000
CRA - CD	498	498	—	—	498
Interest rate cap derivative	770	—	770	—	770
Accrued interest receivable	13,249	—	414	12,835	13,429

Financial liabilities:
Non-interest-bearing demand deposits	$1,726,135	$1,726,135	$—	$—	$1,726,135
Money market and savings deposits	2,011,409	2,011,409	—	—	2,011,409
Time deposits	92,062	—	93,157	—	93,157
Trust preferred securities payable	20,620	—	—	20,011	20,011
Subordinated debt, net of issuance cost	24,657	—	25,375	—	25,375
Accrued interest payable	712	7	591	114	712
Secured borrowings	36,964		36,964	—	36,964

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the amounts reclassified out of each component of accumulated other comprehensive income for the gain on the sale and calls of securities during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Proceeds	$43,241	$90,447	$43,241	$116,422
Gross gains	$609	$2,312	$609	$3,286
Tax impact	$(195)	$(729)	$(195)	$(1,036)

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

The following off-balance-sheet financial instruments, whose contract amounts represent credit risk, are outstanding at June 30, 2021 and December 31, 2020 (in thousands):

	At June 30, 2021		At December 31, 2020
		Variable		Variable
	Fixed Rate	Rate	Fixed Rate	Rate
Undrawn lines of credit	$32,087	$283,391	$19,024	$266,696
Letters of credit	51,404	—	34,264	—
Total	$83,491	$283,391	$53,288	$266,696

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within two years. At June 30, 2021, the Bank’s fixed rate loan commitments had interest rates ranging from 3.0% to 5.6% and the Bank’s variable rate loan commitments had interest rates ranging from 2.0% to 6.6%, with a maturity of one year or more. At December 31, 2020, the Bank’s fixed rate loan commitments had interest rates ranging from 3.0% to 5.6% and the Bank’s variable rate loan commitments had interest rates ranging from 2.0% to 8.3%, with a maturity of one year or more. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Bank or other financial institutions and securities.

The Bank’s stand-by letters of credit amounted to $51.4 million and $34.3 million as of June 30, 2021 and December 31, 2020, respectively. The Bank’s stand-by letters of credit are collateralized by interest-bearing accounts of $36.8 million and $26.9 million as of June 30, 2021 and December 31, 2020, respectively. The stand-by letters of credit mature within one year.

NOTE 11 – REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers that are in the scope of ASU 2014-09, Revenue from Contracts with Customers are recognized in non-interest income. The following table presents the Company’s revenue from contracts with customers for the three and six months ended June 30, 2021 and June 30, 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Service charges on deposit accounts	$1,349	$803	$2,414	$1,883
Global payment group revenue	3,628	2,108	6,894	3,729
Other service charges and fees	566	411	868	1,036
Total	$5,543	$3,322	$10,176	$6,648

A description of the Company’s revenue streams accounted for under the accounting guidance is as follows:

Global payment group revenue: The Bank offers corporate cash management and retail banking services and, through its Global Payments Group (“global payments business”), provides global payments infrastructure to its FinTech partners, which includes serving as an issuing bank for third-party debit card programs nationwide. The Bank earns initial set-up fees for these programs as well as fees for transactions processed. The Bank receives transaction data at the end of each month for services rendered, at which time revenue is recognized.

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

The interest rate cap had a notional amount of $300.0 million as of June 30, 2021 and was designated as a cash flow hedge of certain deposit liabilities of the Bank. The hedge was determined to be highly effective during the three and six months ended June 30, 2021 and 2020. The Company expects the hedge to remain highly effective during the remaining term of the contract.

The following table reflects the derivatives recorded on the balance sheet at June 30, 2021 (in thousands):

At June 30, 2021	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate caps related to customer deposits	$300,000	$2,314
Total included in Other Assets	$300,000	$2,314

The effect of cash flow hedge accounting on accumulated other comprehensive income at June 30, 2021 is as follows (in thousands):

At June 30, 2021	Amount of Loss Recognized in OCI, net of tax		Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income

Interest rate caps related to customer deposits	$1,166	$	N/A	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Background

The Company is a bank holding company headquartered in New York, New York and registered under the Bank Holding Company Act of 1956, as amended. Through its wholly owned bank subsidiary, Metropolitan Commercial Bank (the “Bank”), a New York state chartered bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals in the New York metropolitan area.

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

The Company is focused on organically growing and expanding its position in the New York metropolitan area and the growth of its New York based customers and their businesses as they expand in other states. Through an experienced team of commercial relationship managers and its integrated, client-centric approach, the Bank has successfully demonstrated its ability to consistently grow market share by deepening existing client relationships and continually expanding its client base through referrals and seeking out alternatives to traditional retail banking products. The Bank has maintained a goal of converting many of its commercial lending clients into full retail relationship banking clients. Given the size of the market in which the Bank operates and its differentiated approach to client service, there is significant opportunity to continue its loan and deposit growth trajectory. By combining the high-tech service and relationship-based focus of a community bank with an extensive suite of financial products and services, the Company is well-positioned to continue to capitalize on the significant growth opportunities available in the New York metropolitan area.

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

The Coronavirus

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home beginning in March 2020. While many regions in the United States have started to reopen, this process has been protracted, especially in New York City, the Company’s primary market area and is uneven across different states and industries. In response to the COVID-19 outbreak, the Federal Reserve reduced the benchmark fed funds rate to a target range of 0% to 0.25%. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed legislation that provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. See “Cautionary Note Regarding Forward-Looking Statements” and risk factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and SEC on March 8, 2021.

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

Although management evaluates available information to determine the adequacy of the ALLL, the level of allowance is an estimate which is subject to significant judgment and short-term change. Because of uncertainties associated with local economic, operating, regulatory and other conditions, the impact of the COVID-19 pandemic, collateral values and future cash flows of the loan portfolio, it is possible that a material change could occur in the ALLL in the near term. The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, the Company may ultimately incur losses that vary from management’s current estimates. Adjustments to the ALLL will be reported in the period such adjustments become known or can be reasonably estimated. All loan losses are charged to the ALLL when the loss actually occurs or when the collectability of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. As a result of such examinations the Bank may need to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

For more information regarding the change in the ALLL due to COVID-19, see “Impact of COVID-19 on the Bank – Financial Impact – Loan Portfolio and Modifications  – Allowance for Loan Losses.”

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

The Company is likely to lose its EGC status on December 31, 2022 since that would be the last day of the fiscal year of the Company following the fifth anniversary of the date of the first sale of the common equity securities of the Company pursuant to an effective registration statement under the Securities Act of 1933. The Company is preparing for the transition in status and compliance with the applicable regulations and accounting pronouncements.

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

On September 7, 2020, the Bank implemented its Return-to-Work Plan, which allowed for up to 50% of employees to return to work, at which time the Bank had made available, at no cost to employees, on-site COVID-19 testing on a two week schedule. Based on the success of the on-site testing program, the Bank revised its Return-to-work Plan to allow 100% of employees to return to work as of March 1, 2021 and increased the frequency of the on-site testing schedule to weekly. The Bank continues to monitor conditions and guidance in New York City and the surrounding areas and will revise its Return-to-Work Plan if necessary, in accordance with its Pandemic Plan. The Bank encourages its employees to be fully vaccinated.

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

Loan Portfolio: As of June 30, 2021, total loans consisted primarily of commercial real estate loans (“CRE”), commercial and industrial loans (“C&I”) and multi-family mortgage loans. At June 30, 2021, the Bank’s commercial loan portfolio includes loans to the following industries (dollars in thousands):

	June 30, 2021
	Balance	% of Total Loans

CRE (1)
Skilled Nursing Facilities	$722,501	20.9%
Multi-family	426,716	12.4%
Retail	240,352	7.0%
Mixed use	227,897	6.6%
Office	192,554	5.6%
Hospitality	158,331	4.6%
Construction	139,992	4.1%
Other	608,223	17.6%
Total CRE	$2,716,566	78.8

C&I (2)
Healthcare	$98,049	2.8%
Skilled Nursing Facilities	100,494	2.9%
Finance & Insurance	159,432	4.6%
Wholesale	35,056	1.0%
Manufacturing	16,769	0.5%
Transportation	8,291	0.2%
Retail	4,200	0.1%
Recreation & Restaurants	6,000	0.2%
Other	151,262	4.4%
Total C&I	$579,552	16.7%

(1)	Commercial real estate, not including participations
(2)	Net of PPP loans, premiums and overdraft adjustments

The largest concentration in the loan portfolio is to the healthcare industry, which amounted to $921.0 million, or 26.7% of total loans at June 30, 2021, including $823.0 million in loans to skilled nursing facilities (“SNF”). Approximately 87.8% of the SNF loans are in the CRE portfolio, which have an average LTV of 74%, and the borrowers are primarily in “certificate of need” states, which limits the supply of beds and supports stable occupancy rates. The Bank is working closely with SNF’s and has not noted any significant impact on SNF loans because of COVID-19 as the demand for nursing home beds remains strong and cash flows have not been significantly affected.

Loan Deferrals: The Bank has been working with customers to address their needs during the pandemic. The following is a summary of loan modifications requested and that remain on deferral as of June 30, 2021 (dollars in thousands):

	CRE		C&I		1-4 Family		Consumer		Total
		Number of		Number of		Number of		Number of		Number of
Type of Modification	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans

Defer monthly principal payments	$37,331	5	$—	—	$—	—	$—	—	$37,331	5
Reduce monthly principal payments	—	—	—	—	—	—	—	—	-	-
Full payment deferral	9,747	1	—	—	437	1	771	9	10,955	11
Remove interest rate floor	—	—	—	—	—	—	—	—	—	—
Allow the use of reserve accounts	—	—	—	—	—	—	—	—	-	-
Cease escrowing for tax payments	—	—	—	—	—	—	—	—	-	-
Interest rate reduction	—	—	—	—	—	—	—	—	-	-
	$47,078	6	$—	—	$437	1	$771	9	$48,286	16

Full payment deferrals decreased $16.9 million in the second quarter of 2021 to $11.0 million, or 0.3% of the total loan portfolio, as of June 30, 2021. Principal only deferrals remained steady at $37.3 million or 1.1% of total loans as of the same date.

The following is a summary of the weighted average loan-to-value ratio (“LTV”) for CRE and 1-4 Family loan modifications requested and that remain in process as of June 30, 2021 (dollars in thousands):

Industry	Total Modifications	Weighted Average LTV

CRE:
Hospitality	40,552	59.7%
Other	6,526	51.9%
Total CRE	$47,078	58.6%
1-4 Family
Residential Real Estate	$437	32.0%

Total	$47,515	58.6%

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

The Bank has not yet adopted ASU No. 2016-13, Financial Instruments – Credit Losses, which requires the measurement of all expected credit losses (“CECL”) for financial assets. The Bank is required to implement CECL by December 31, 2022. The Bank is currently developing CECL models and evaluating its potential impact on the Bank’s ALLL.

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

The Company had total assets of $5.8 billion at June 30, 2021, an increase of 33.7% from 4.3 billion December 31, 2020. Total loans net of deferred fees increased to $3.4 billion at June 30, 2021, as compared to $3.1 billion at December 31, 2020. The increase in total loans from December 31, 2020 was due primarily to an increase of $312 million in commercial real estate (“CRE”) loans, including construction and multifamily loans and $9 million in commercial and industrial (“C&I”) loans due to new loan production.

Total cash and cash equivalents was $1.7 billion at June 30, 2021, an increase of 98.9% from $864.3 million at December 31, 2020. The increase in cash and cash equivalents reflected the growth in deposits of $1.5 billion that exceeded growth in loans of $312.4 million for the six months ended June 30, 2021.

Loans were $3.4 billion at June 30, 2021, an increase of approximately $300 million from $3.1 at December 31, 2020 driven primarily by loan production of approximately $500 million, offset by payoffs of approximately $200 million.

Total securities, primarily those classified as AFS, was $548 million at June 30, 2021, an increase of 102% from December 31, 2020. At June 30, 2021 and December 31, 2020, the Company’s securities portfolio primarily consisted of investment grade securities. There were no securities pledged as collateral at June 30, 2021.

Total deposits increased to $5.3 billion at June 30, 2020, up 38% from $3.8 billion at December 31, 2020. The increase in deposits for the second quarter was due to increases of $1.1 billion in non-interest-bearing deposits and $390.7 million in interest-bearing deposits, resulting from increases across most deposit verticals. Interest-bearing deposits were comprised of $2.4 billion of money market accounts, which increased by $402 million, and $83.2 million of time deposits, which decreased by $8.8 million. Non-interest-bearing deposits were 53% of total deposits at June 30, 2021, as compared to 45% at December 31, 2020.

Total stockholders’ equity increased $22.8 million to $363.6 million at June 30, 2021, as compared to $340.8 million at December 31, 2020. The increase was primarily due to net income of $25.5 million for the six months ended June 30, 2021, a $1.2 million net increase in the fair value of an interest rate cap derivative, which qualified as a cash flow hedge,  and $0.2 million in additional paid-in-capital related to stock-based employee compensation net of shares withheld for tax withholding, offset by a net decrease of $4.0 million in the fair value of AFS securities.

The Company and the Bank meet all the requirements to be considered “Well-Capitalized” under applicable regulatory guidelines.  At June 30, 2021, total CRE loans were 442.6% of risk-based capital, as compared to 412.5% at December 31, 2020.

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

At June 30, 2021 and December 31, 2020, the Bank had no non-performing TDRs and no foreclosed real estate. The past due status on all loans is based on the contractual terms of the loan. It is generally the Bank’s policy that a loan 90 days past due be placed on non-accrual status unless factors exist that would eliminate the need to place a loan on this status. A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. At the time loans are placed on non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed. All payments received on non-accrual loans are generally applied to principal. Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Bank expects to receive all of its original principal and interest. In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept on non-accrual status until the entire principal balance has been recovered.

Interest income that would have been recorded for the three months ended June 30, 2021 and 2020, had non-accrual and TDR loans been current according to their original terms, was immaterial.

The table below sets forth key asset quality ratios as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Asset quality ratios
Non-performing loans to total loans	0.16%	0.20%
Allowance for loan losses to total loans	1.08	1.13
Non-performing loans to total assets	0.09	0.15
Allowance for loan losses to non-performing loans	680.70	554.19
Allowance for loan losses to non-accrual loans	763.26	630.02
Non-accrual loans to total loans	0.14	0.18
Ratio of net charge-offs to average loans outstanding in aggregate	0.03	0.01

Non-Performing Loans

Non-performing loans were $5.5 million at June 30, 2021, a decrease of $900,000 from $6.4 million at December 31, 2020. The decrease was primarily due to the charge-off of two C&I loans in the amount of $855,000, all of which was reserved for at December 31, 2020.

Non-performing loans were 0.16% of total loans at June 30, 2021, as compared to 0.20% of total assets at December 31, 2020.

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

Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. The Company had no non-performing TDRs at June 30, 2021 or December 31, 2020. The Bank had $1.3 million and $1.4 million of TDRs as of June 30, 2021 and December 31, 2020, respectively. These loans were performing in accordance with their restructured terms.

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

The ALLL was $37.4 million at June 30, 2021, as compared to $35.4 million at December 31, 2020. The ratio of ALLL to total loans was 1.08% at June 30, 2021, as compared to 1.13% at December 31, 2020. The increase in the ALLL was driven by a $2.8 million provision for loan losses due primarily to loan growth.

Net charge-offs for the three months ended June 30, 2021 and 2020 were zero and $185,000, respectively. Net charge-offs for the six months ended June 30, 2021 and 2020 were $855,000 and $323,000.

Deposits

The tables below summarize the Bank’s deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2020 to June 30, 2021 (dollars in thousands):

	At June 30, 2021	At December 31, 2020	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$2,794,136	$1,726,135	$1,068,001	61.9%
Money market	2,395,345	1,993,514	401,831	20.2
Savings accounts	15,548	17,895	(2,347)	(13.1)
Time deposits	83,244	92,062	(8,818)	(9.6)
Total	$5,288,273	$3,829,606	$1,458,667	38.1

As of June 30, 2021, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $2.53 billion. In addition, as of June 30, 2021, the aggregate amount of the Bank’s uninsured time deposits was $39.9 million. The following table presents the scheduled maturities of time deposits greater than $250,000 as of June 30, 2021 (in thousands):

At June 30, 2021
Three months or less	$500
Over three months through six months	10,075
Over six months through one year	18,692
Over one year	10,618
Total time deposits greater than $250,000	39,885

The Company’s primary deposit strategy is to fund the Bank with stable deposits. The increase in deposits for the second quarter of 2021 was due to increases of $1,068 million in non-interest-bearing deposits and $391 million in interest-bearing deposits, resulting from increases across most deposit verticals. Interest-bearing deposits comprised of $2.4 billion of money market accounts, which increased by $402 million, $83 million of time deposits, which decreased by $9 million and $16 million of savings accounts which decreased $2 million. Non-interest-bearing deposits were 52.8% of total deposits at June 30, 2021, as compared to 45.0% at December 31, 2020.

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

Borrowings

At June 30, 2021, the Bank had available borrowing capacity of $461.1 million from the FHLB and an available line of credit of $121.2 million with the Federal Reserve Bank of New York (“FRBNY”). At December 31, 2020, the Bank had an available borrowing capacity of $499.8 million from the FHLB and an available line of credit of $123.8 million with the FRBNY. The Bank had no borrowings outstanding from the FHLB or FRBNY at June 30, 2021 or December 31, 2020.

On December 7, 2005, the Company established MetBank Capital Trust I, a Delaware statutory trust (“Trust I”). The Company owns all of the common capital securities of Trust I in exchange for contributed capital of $310,000. Trust I issued $10 million of preferred securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust I’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust I, mature on December 9, 2035 and bear interest at a floating rate of 3-month LIBOR plus 1.85%. The Debentures became callable after five years. At June 30, 2021, the Debentures bore an interest rate of 2.03%.

On July 14, 2006, the Company established MetBank Capital Trust II, a Delaware statutory trust (“Trust II”). The Company owns all of the common securities of Trust II in exchange for contributed capital of $310,000. Trust II issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust II’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures II”) issued by the Company. The Debentures II, the sole assets of Trust II, mature on October 7, 2036, and bear interest at a floating rate of 3-month LIBOR plus 2.00%. The Debentures II became callable after five years of issuance. At June 30, 2021, the Debentures II bore an interest rate of 2.18%.

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

The terms of the trust preferred securities and subordinated notes payable will be impacted by the transition from LIBOR to an alternative U.S. dollar reference interest rate, potentially the SOFR, in 2022. On November 30, 2020 an announcement by LIBOR’s administrator, the ICE Benchmark Administration (IBA), signaled to the market that USD LIBOR for the most liquid maturities is now likely to continue to be published until June 30, 2023; however, no definitive announcement has been made on this delay. Management is currently evaluating the impact of the transition on the trust preferred securities payable.

Secured Borrowings

The Bank has loan participation agreements with counterparties. The Bank is generally the servicer for these loans. If the transfer of the participation interest does not qualify for sale treatment under current accounting guidance, the amount of the loan transferred is recorded as a secured borrowing. There were $36.4 million and $37.0 million in secured borrowings as of June 30, 2021 and December 31, 2020, respectively.

Results of Operations

Net income increased $2.5 million to $13.3 million for the second quarter of 2021, as compared to $10.8 million for the second quarter of 2020. This increase was due primarily to increases of $6.8 million in net interest income  after provision for loan losses for the second quarter of 2021 offset by an increase in non-interest expense of 3.4 million due to additional full-time employees along with annual salary adjustments and increases in professional fees in line with business and volume growth for the second quarter of 2021.

Net income increased $8.5 million to $25.5 million for the six months ended June 30, 2021, as compared to $16.9 million for the six months ended June 30, 2020. This increase was primarily due to an increase of $12.3 million in net interest income, a $0.7 million increase in non-interest income and a $3.7 decrease in provision for loan losses, offset by a $4.2 million increase in non-interest expense and a $4 million increase in income tax expense

Net Interest Income

Net interest income increased $6.8 million to $37.0 million for second quarter of 2021, as compared to $30.2 million for the second quarter of 2020. The increase was primarily due to an increase of $1.7 billion in average balances of interest-earning assets for the second quarter of 2021, as compared to the second quarter of 2020. This was partially offset by a $423 million increase in average balances of interest-bearing liabilities for the second quarter of 2021, as compared to the second quarter of 2020.

Net interest income increased $12.3 million to $71.4 million for the six months ended June 30, 2021, as compared to $59.1 million for the six months ended June 30, 2020. The increase was primarily due to an increase of $1.4 billion in average balances of interest-earning assets for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This was partially offset by a $340.1 million increase in average balances of interest-bearing liabilities for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

	Three months ended June 30,
	2021				2020

(dollars in thousands)	Average Outstanding Balance	Interest	Yield/Rate (annualized)		Average Outstanding Balance	Interest	Yield/Rate (annualized)
Assets:
Interest-earning assets:
Loans (1)	$3,334,762	$39,234	4.65%		$2,827,154	$32,983	4.68%
Available-for-sale securities	487,147	1,204	0.98%		138,944	609	1.73%
Held-to-maturity securities	2,348	9	1.52%		3,423	16	1.85%
Equity investments - non-trading	2,309	7	1.20%		2,274	11	1.91%
Overnight deposits	1,612,187	442	0.11%		794,377	374	0.19%
Other interest-earning assets	11,985	154	5.15%		18,485	230	4.92%
Total interest-earning assets	5,450,738	41,050	2.98%		3,784,657	34,223	3.62%
Non-interest-earning assets	90,287				59,014
Allowance for loan and lease losses	(36,339)				(31,446)
Total assets	$5,504,686				$3,812,225

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market, savings and other interest-bearing accounts	$2,314,791	$3,348	0.58%		$1,764,742	$2,437	0.56%
Certificates of deposit	83,606	217	1.04%		97,688	478	1.97%
Total interest-bearing deposits	2,398,397	3,565	0.60%		1,862,430	2,915	0.63%
Borrowed funds	45,296	512	4.47%		158,471	1,147	2.86%
Total interest-bearing liabilities	2,443,693	4,077	0.67%		2,020,901	4,062	0.81%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	2,603,198				1,398,438
Other non-interest-bearing liabilities	100,698				78,159
Total liabilities	5,147,589				3,497,498

Stockholders' Equity	357,097				314,727
Total liabilities and equity	$5,504,686				$3,812,225

Net interest income		$36,973				$30,161
Net interest rate spread (2)			2.31%				2.81%
Net interest-earning assets	$3,007,045				$1,763,756
Net interest margin (3)			2.68%				3.19%
Ratio of interest earning assets to interest bearing liabilities			2.23	x			1.87	x

(1)	Amount includes deferred loan fees and non-performing loans.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

	Six months ended June 30,
	2021				2020
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/Rate (annualized)		Average Outstanding Balance	Interest	Yield/Rate (annualized)
Assets:
Interest-earning assets:
Loans (1)	$3,263,309	$76,074	4.67%		$2,766,432	$65,811	4.77%
Available-for-sale securities	409,895	1,956	0.95%		179,414	1,953	2.15%
Held-to-maturity securities	2,485	20	1.60%		3,522	33	1.85%
Equity investments - non-trading	2,306	15	1.29%		2,268	22	1.92%
Overnight deposits	1,357,851	786	0.12%		632,507	1,967	0.63%
Other interest-earning assets	11,799	305	5.21%		19,963	505	5.00%
Total interest-earning assets	5,047,645	79,156	3.14%		3,604,106	70,291	3.91%
Non-interest-earning assets	77,662				58,291
Allowance for loan and lease losses	(36,155)				(29,117)
Total assets	$5,089,152				$3,633,280

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market, savings and other interest-bearing accounts	$2,188,333	$6,254	0.58%		$1,704,075	$7,608	0.90%
Certificates of deposit	85,245	482	1.14%		100,877	1,074	2.14%
Total interest-bearing deposits	2,273,578	6,736	0.60%		1,804,952	8,682	0.97%
Borrowed funds	45,289	1,024	4.50%		173,849	2,477	2.82%
Total interest-bearing liabilities	2,318,867	7,760	0.67%		1,978,801	11,159	1.13%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	2,335,924				1,275,332
Other non-interest-bearing liabilities	82,416				68,540
Total liabilities	4,737,207				3,322,673

Stockholders' Equity	351,945				310,607
Total liabilities and equity	$5,089,152				$3,633,280

Net interest income		$71,396				$59,132
Net interest rate spread (2)			2.47%				2.78%
Net interest-earning assets	$2,728,778				$1,625,305
Net interest margin (3)			2.83%				3.29%
Ratio of interest earning assets to interest bearing liabilities			2.18	x			1.82	x

(1)	Amount includes deferred loan fees and non-performing loans.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

Net Interest Margin

Net interest margin decreased by 51 basis points to 2.68% for the second quarter of 2021 as compared to the second quarter of 2020, primarily due to increased overnight deposits driven by deposit growth. Loans and overnight deposits were 61% and 30% of the asset mix, respectively, and yielded 4.65% and 0.11%, respectively, for the second quarter of 2021, as compared to being 75% and 21% of the asset mix, respectively, and yielding 4.68% and 0.19%, respectively, for the second quarter of 2020. The decrease in the net interest margin was partially offset by a decrease in the average cost of interest-bearing liabilities of 0.14% primarily due to the interest rate cuts by the Federal Reserve in March 2020 and due to the change in the composition of the deposit portfolio with an increase in average non-interest-bearing deposits.

Net interest margin decreased by 46 basis points to 2.83% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to increased overnight deposits driven by deposit growth. Loans and overnight deposits were 64% and 27% of the asset mix, respectively, and yielded 4.67% and 0.12%, respectively, for the six months ended June 30, 2021, as compared to being 77% and 18% of the asset mix, respectively, and yielding 4.77% and 0.63%, respectively, for the six months ended June 30, 2020. The decrease in the net interest margin was partially offset by a decrease in the average cost of interest-bearing liabilities of 46 basis points primarily due to the interest rate cuts by the Federal Reserve in March 2020 and due to the change in the composition of the deposit portfolio with an increase in average non-interest-bearing deposits.

Interest Income

Interest income increased $6.8 million to $41.1 million for the second quarter of 2021, as compared to $34.2 million for the second quarter of 2020. This increase was due primarily to increases of $6.2 million in interest income on loans.

The increase in interest income on loans was due to a $507.6 million increase in the average balance of loans to $3.33 billion for the second quarter of 2021, as compared to an average balance of $2.83 billion for the second quarter of 2020; partially offset by a decrease of 3 basis points in average loan yield to 4.65% for the second quarter of 2021, as compared to 4.68% for the second quarter of 2020.

The increase in interest on overnight deposits was due to an increase of $817.8 million in the average balance of overnight deposits to $1.6 billion for the second quarter of 2021, as compared to $794.4 million for the second quarter of 2020. This increase was partially offset by a decrease of 8 basis points in the average yield on overnight deposits to 0.11% for the second quarter of 2021, as compared to 0.19% for the second quarter of 2020.

Interest income increased $8.9 million to $79.2 million for the six months ended June 30, 2021, as compared to $70.3 million for the six months ended June 30, 2020. This increase was due primarily to an increase of $10.3 million in interest income on loans partially offset by a $1.2 million decrease in interest on overnight deposits.

The increase in interest income on loans was due to a $496.8 million increase in the average balance of loans to $3.26 billion for the six months ended June 30, 2021, as compared to an average balance of $2.77 billion for the six months ended June 30, 2020. The impact of the increase in the average balance of loans was partially offset by a decrease of 10 basis points in the average loan yield to 4.67% for the six months ended June 30, 2021, as compared to 4.77% for the six months ended June 30, 2020.

The decrease in interest on overnight deposits was due a decrease of 51 basis points in the average yield on overnight deposits to 0.12% for the six months ended June 30, 2021, as compared to 0.63% for the six months ended June 30, 2020. This was offset by an increase of $725.3 million in the average balance of overnight funds to $1.36 billion for the six months ended June 30, 2021, as compared to $632.5 million for the six months ended June 30, 2020.

Interest Expense

Interest expense remained constant at $4.1 million for the second quarter of 2021 as compared to the second quarter of 2020. Interest on deposits increased $650,000 offset by a $635,000 decrease in interest on borrowings.

The increase in interest on deposits was primarily due to a $536.0 million increase in the average balance of interest-bearing deposits to $2.4 billion for the second quarter of 2021, as compared to an average balance of $1.9 billion for the second quarter of 2020, partially offset by a decrease of 3 basis points in the average cost of deposits to 0.60% for the second quarter of 2021, as compared to 0.63% for the second quarter of 2020. The decrease in interest expense on borrowings was primarily due to a $113.2 million decrease in the average balance of borrowings to $45.3 million for the second quarter of 2021, as compared to $158.5 million for the second quarter of 2020, driven by repayment of $104.0 million of FHLB advances in the second half of 2020.

Interest expense decreased $3.4 million to $7.8 million for the six months ended June 30, 2021, as compared to $11.2 million for the six months ended June 30, 2020. The decrease was due to a decrease of $1.9 million in interest on deposits and a $1.5 million decrease in interest on borrowings. The decrease in interest expense on deposits was primarily due to a decrease of 37 basis points in the average cost of deposits to 0.60% for the six months ended June 30, 2021, as compared to 0.97% for the six months ended June 30, 2020. The impact of this decrease was partially offset by a $469 million increase in the average balance of interest-bearing deposits to $2.27 billion for the six months ended June 30, 2021, as compared to an average balance of $1.80 billion for the six months ended June 30, 2020. Interest expense on borrowings decreased primarily due to a $129 million decrease in the average balance of borrowed funds to $45.3 million for the six months ended June 30, 2021, as compared to $173.9 million for the six months ended June 30, 2020. This decrease was partially offset by an increase of 1.68% in the average cost of borrowings to 4.50% for the six months ended June 30, 2021, as compared to 2.82% for the six months ended June 30, 2020.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2021 was $1.9 million, an increase of $100,000 from the second quarter of 2020 primarily due to loan growth. The provision for loan losses for the six months ended June 30, 2021 was $2.8 million, a decrease of $3.7 million from the six months ended June 30, 2020 primarily due to $3.1 million of additional provision in the six months ended June 30, 2020 in consideration of the potential economic impact of COVID-19.

Non-Interest Income

Non-interest income for the second quarter of 2021 increased by $0.5 million, as compared to the second quarter of 2020. The increase was primarily due to an increase of $1.5 million in Global Payments Group revenue and an increase of $0.5 million in service charges and fees in line with business growth, and an increase in other of $0.2 million, offset by a reduction in recognized gains on sales of securities of $1.7 million.

Non-interest income increased $0.7 million, to $10.7 million for the six months ended June 30, 2021, as compared to $10.0 million for the six months ended June 30, 2020. This increase was due primarily to increases an increase of $3.2 million in global payments revenue in line with business growth partially offset by a $2.7 million decrease in gain on sale of securities.

Non-Interest Expense

Non-interest expense increased $3.4 million for the second quarter of 2021, as compared to the second quarter of 2020. Non-interest expense increased $4.2 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020.  Drivers for both the three and six months ended June 30, 2021 included an increase in compensation and benefits cost due to additional full-time employees along with annual salary adjustments and increases in professional fees in line with business and volume growth, partially offset by reduced licensing fees given the LIBOR rate reduction.

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

At June 30, 2021, the Bank had $315.5 million in loan commitments in the form of unused lines of credit. It also had $51.4 million in standby letters of credit at June 30, 2021. At December 31, 2020, the Bank had $285.7 million in loan commitments outstanding and $34.3 million in standby letters of credit.

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

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At June 30, 2021 and December 31, 2020, cash and cash equivalents totaled $1.7 billion and $864.3 million, respectively.  Securities classified as AFS and equity investments, which provide additional sources of liquidity, totaled $546.1 million at June 30, 2021 and $268.4 million at December 31, 2020. There were no securities pledged as collateral at June 30, 2021 or December 31, 2020.

The Bank has no material commitments or demands that are likely to affect its liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, the Bank could access its borrowing capacity with the FHLB or obtain additional funds through brokered certificates of deposit.

Time deposits due within one year of June 30, 2021 totaled $49.9 million, or 0.01% of total deposits. Total time deposits were $83.2 million or 1.57% of total deposits at June 30, 2021. Time deposits due within one year of December 31, 2020 totaled $51.3 million, or 1.3% of total deposits. Total time deposits were $92.1 million or 2.4% of total deposits at December 31, 2020.

The Bank’s primary investing activities are the origination, and to a lesser extent, purchase, of loans and the purchase of securities. For the second quarter of 2021, the Bank’s loan production was $265.4 million, as compared to $177.3 million for the second quarter of 2020.

Financing activities consisted primarily of activity in deposit accounts. Total deposits increased to $5.3 billion at June 30, 2021, up 38.1% from $3.8 billion at December 31, 2020. The increase in deposits for the second quarter of 2021 was due to increases of $1.1 billion in non-interest-bearing deposits and $390 million in interest-bearing deposits, resulting from increases across most deposit verticals. Interest-bearing deposits comprised of $2.4 billion of money market accounts, which increased by $401.8 million, and $83.2 million of time deposits, which decreased by $8.8 million. Non-interest-bearing deposits were 52.8% of total deposits at June 30, 2020, as compared to 45.1% at December 31, 2020.

Regulation

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At June 30, 2021 and December 31, 2020, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and the Bank review capital levels on a monthly basis.

	At June 30, 2021	At December 31, 2020	Minimum Ratio to be “Well Capitalized”	Minimum Ratio Required for Capital Adequacy Purposes

The Company:
Tier 1 leverage ratio	6.8%	8.5%	N/A	4.0%
Common equity tier 1	9.7%	10.1%	N/A	4.5%
Tier 1 risk-based capital ratio	10.5%	10.9%	N/A	8.0%
Total risk-based capital ratio	12.2%	12.7%	N/A	6.0%

The Bank
Tier 1 leverage ratio	7.3%	9.0%	5.0%	4.0%
Common equity tier 1	11.1%	11.6%	6.5%	4.5%
Tier 1 risk-based capital ratio	11.1%	11.6%	8.0%	6.0%
Total risk-based capital ratio	12.2%	12.7%	10.0%	8.0%

At June 30, 2021, total commercial real estate loans were 442.6% of risk-based capital, as compared to 412.5% at December 31, 2020.

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

The following table shows the estimated impact on net interest income for the one-year period beginning June 30, 2021 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

Although the net interest income table below provides an indication of interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results. The following table indicates the sensitivity of projected annualized net interest income to the interest rate movements described above at June 30, 2021 (dollars in thousands):

At June 30, 2021
Change in Interest Rates (basis points)	Net Interest Income Year 1 Forecast	Year 1 Change from Forecast
400	$209,471	43.68%
300	192,106	31.77
200	174,642	19.79
100	157,942	8.34
—	145,787	—
-100	142,871	(2.00)

Given the low market interest rates, the Company did not model a 200 basis point decrease in interest rates at June 30, 2021.

The table above indicates that at June 30, 2021, in the event of a 200 basis points increase in interest rates, the Company would experience a 19.79% increase in net interest income. In the event of a 100 basis points decrease in interest rates, it would experience a 2.00% decrease in net interest income.

Economic Value of Equity Analysis

The Bank analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates.

The table below represents an analysis of interest rate risk as measured by the estimated changes in economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +300 and +400 basis points and -100 basis points) at June 30, 2021 (dollars in thousands):

		Estimated Increase (Decrease) in		EVE as a Percentage of Fair
		EVE		Value of Assets (3)
Change in					Increase
Interest Rates					(Decrease)
(basis points) (1)	Estimated EVE (2)	Dollars	Percent	EVE Ratio (4)	(basis points)
+400	$590,720	$163,224	38.18%	10.73	338
+300	560,497	133,001	31.11	10.04	269
+200	524,691	97,195	22.74	9.27	192
+100	483,539	56,043	13.11	8.42	107
—	427,496	—	—	7.35	—
-100	265,957	(161,539)	(37.79)	4.54	(281)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from the Company’s liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

Given the low market interest rates, the Company did not model a 200 basis point decrease in interest rates at June 30, 2021.

The table above indicates that at June 30, 2021, in the event of a 100 basis points decrease in interest rates, the Company would experience a 281 basis points decrease in its economic value of equity. In the event of a 200 basis points increase in interest rates, it would experience an increase of 192 basis points in economic value of equity.

The preceding simulation analyses do not represent a forecast of actual results and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary, prepayment/refinancing levels, the varying impact of interest rate changes on caps and floors embedded in adjustable-rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables will likely deviate from those assumed.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and the Chief Financial Officer, who is the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2021. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various pending and threatened legal actions relating to the conduct of its normal business activities. In the opinion of management, as of June 30, 2021, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to the Company’s financial condition, results of operations, and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1

Certificate of Incorporation of Metropolitan Bank Holding Corp, as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333-220805).

3.2

Certificate of Amendment to the Certificate of Incorporation of Metropolitan Bank Holding Corp. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 12, 2021 (File No. 333-254197)).

3.3

Amended and Restated Bylaws of Metropolitan Bank Holding Corp. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2021 (File No. 001-38282)).

10.1

Metropolitan Commercial Bank Amended and Restated Executive Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2021 (File No. 001-38282)).

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

101	INS XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation Linkbase

101	DEF XBRL Taxonomy Extension Definition Linkbase

101	LAB XBRL Taxonomy Extension Label Linkbase

101	PRE XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from Metropolitan Bank Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: August 4, 2021	By:	/s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: August 4, 2021	By:	/s/ Gregory A. Sigrist

Gregory A. Sigrist

Executive Vice President and Chief Financial Officer