Form 10-Q
period 2021-09-30
Metropolitan Bank Holding Corp.
filed 2021-11-03
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

YES ☐     NO ☒

There were 10,644,192 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of November 1, 2021.

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

Further, given its ongoing and dynamic nature, including the rate of vaccine acceptance and the development of new variants, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and whether the continued reopening of businesses will result in a meaningful increase in economic activity. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially reopen, and higher levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; our cyber security risks may increase if a significant number of our employees are forced to work remotely; and FDIC premiums may increase if the agency experiences additional resolution costs.

The Company’s ability to predict results or the actual effects of its plans or strategies is inherently uncertain. As such, forward-looking statements can be affected by inaccurate assumptions made or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect conditions only as of the date of this filing. Forward-looking statements speak only as of the date of this document. The Company undertakes no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, except as required by the law.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$32,660	$8,692
Overnight deposits	1,824,820	855,613
Total cash and cash equivalents	1,857,480	864,305
Investment securities available for sale, at fair value	603,168	266,096
Investment securities held to maturity (estimated fair value of $2,074 and $2,827 at September 30, 2021 and December 31, 2020 respectively)	2,017	2,760
Equity investment securities, at fair value	2,289	2,313
Total securities	607,474	271,169
Other investments	11,998	11,597
Loans, net of deferred fees and unamortized costs	3,603,288	3,137,053
Allowance for loan losses	(38,121)	(35,407)
Net loans	3,565,167	3,101,646
Receivable from global payments business, net	48,302	27,259
Accrued interest receivable	13,504	13,249
Premises and equipment, net	14,031	13,475
Prepaid expenses and other assets	13,565	18,388
Goodwill	9,733	9,733
Total assets	$6,141,254	$4,330,821
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$2,803,823	$1,726,135
Interest-bearing deposits	2,653,746	2,103,471
Total deposits	5,457,569	3,829,606
Trust preferred securities	20,620	20,620
Subordinated debt, net of issuance cost	24,698	24,657
Secured borrowing	35,559	36,964
Accounts payable, accrued expenses and other liabilities	38,129	61,645
Accrued interest payable	448	712
Prepaid third-party debit cardholder balances	21,577	15,830
Total liabilities	$5,598,600	$3,990,034

Class B preferred stock, $0.01 par value, authorized 2,000,000 shares, 272,636 shares issued and outstanding at September 30, 2021 and December 31, 2020	$3	$3
Common stock, $0.01 par value, 25,000,000 shares authorized, 10,644,192 and 8,295,272 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	106	82
Additional paid in capital	382,922	218,899
Retained earnings	162,498	120,830
Accumulated other comprehensive income (loss), net of tax	(2,875)	973
Total stockholders’ equity	$542,654	$340,787
Total liabilities and stockholders’ equity	$6,141,254	$4,330,821

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF Operations (unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans, including fees	$42,730	$34,844	$118,803	$100,655
Securities:
Taxable	1,418	606	3,322	2,615
Tax-exempt	51	—	138	—
Money market funds	—	—	—	34
Overnight deposits	666	299	1,453	2,266
Other interest and dividends	153	196	457	666
Total interest income	45,018	35,945	124,173	106,236
Interest expense:
Deposits	3,716	2,681	10,452	11,364
Borrowed funds	—	423	—	1,742
Trust preferred securities	105	112	320	461
Subordinated debt	405	405	1,214	1,214
Total interest expense	4,226	3,621	11,986	14,781

Net interest income	40,792	32,324	112,187	91,455
Provision for loan losses	490	1,137	3,315	7,693
Net interest income after provision for loan losses	40,302	31,187	108,872	83,762

Non-interest income:
Service charges on deposit accounts	1,671	863	4,085	2,747
Global Payments Group revenue	3,615	2,572	10,509	6,301
Other service charges and fees	614	202	1,484	1,238
Unrealized gain (loss) on equity securities	(9)	—	(45)	55
Gain on sale of securities	—	—	609	3,286
Total non-interest income	5,891	3,637	16,642	13,627

Non-interest expense:
Compensation and benefits	11,269	9,944	33,907	29,962
Bank premises and equipment	2,038	2,111	6,063	6,498
Professional fees	1,877	1,221	5,183	3,058
Licensing fees and technology costs	3,291	2,960	9,806	10,226
Other expenses	3,509	2,694	9,036	6,984
Total non-interest expense	21,984	18,930	63,995	56,728

Net income before income tax expense	24,209	15,894	61,519	40,661
Income tax expense	7,994	5,111	19,851	12,971
Net income	$16,215	$10,783	$41,668	$27,690

Earnings per common share:
Basic earnings	$1.82	$1.30	$4.89	$3.34
Diluted earnings	$1.77	$1.27	$4.76	$3.27

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net Income	$16,215	$10,783	$41,668	$27,690

Other comprehensive income:
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period	$(1,321)	$100	(6,587)	5,210
Reclassification adjustment for gains included in net income	—	—	(609)	(3,286)
Tax effect	415	(43)	2,279	(620)
Net of tax	$(906)	$57	$(4,917)	$1,304

Unrealized gain (loss) on cash flow hedges:
Unrealized holding gain (loss) arising during the period	$(143)	$(218)	1,572	(2,095)
Tax effect	46	76	(503)	668
Net of tax	$(97)	$(142)	1,069	(1,427)

Total other comprehensive income (loss)	$(1,003)	$(85)	$(3,848)	$(123)

Comprehensive Income	$15,212	$10,698	$37,820	$27,567

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For three months ended September 30, 2021 and 2020

(in thousands, except share data)

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Balance at July 1, 2021	272,636	$3	8,344,192	$83	$219,098	$146,283	$(1,872)	$363,595
Issuance of common stock	—	—	2,300,000	23	162,664	—	—	162,687
Stock based compensation	—	—	—	—	1,160	—	—	1,160
Net income	—	—	—	—	—	16,215	—	16,215
Other comprehensive income (loss)	—	—	—	—	—	—	(1,003)	(1,003)
Balance at September 30, 2021	272,636	$3	10,644,192	$106	$382,922	$162,498	$(2,875)	$542,654

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Balance at July 1, 2020	272,636	$3	8,294,801	$82	$217,643	$98,272	$1,169	$317,169
Restricted stock, net of forfeiture	—	—	(4,732)	—	735	—	—	735
Stock based compensation	—	—	(590)	—	(18)	—	—	(18)
Net income	—	—	—	—	—	10,783	—	10,783
Other comprehensive income (loss)	—	—	—	—	—	—	(85)	(85)
Balance at September 30, 2020	272,636	$3	8,289,479	$82	$218,360	$109,055	$1,084	$328,584

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the nine months ended September 30, 2021 and 2020

(in thousands, except share data)

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	272,636	$3	8,295,272	$82	$218,899	$120,830	$973	$340,787
Issuance of common stock	—	—	2,300,000	23	162,664	—	—	162,687
Restricted stock, net of forfeiture	—	—	93,090	1	—	—	—	1
Stock based compensation	—	—	—	—	3,605	—	—	3,605
Impact of shares for tax withholding for restricted stock vesting	—	—	(44,170)	—	(2,246)	—	—	(2,246)
Net income	—	—	—	—	—	41,668	—	41,668
Other comprehensive income (loss)	—	—	—	—	—	—	(3,848)	(3,848)
Balance at September 30, 2021	272,636	$3	10,644,192	$106	$382,922	$162,498	$(2,875)	$542,654

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	272,636	$3	8,312,918	$82	$216,468	$81,364	$1,207	$299,124
Restricted stock, net of forfeiture	—	—	(16,976)	—	—	1	—	1
Stock based compensation	—	—	—	—	2,489	—	—	2,489
Impact of shares for tax withholding for restricted stock vesting	—	—	(6,463)	—	(597)	—	—	(597)
Net income	—	—	—	—	—	27,690	—	27,690
Other comprehensive income (loss)	—	—	—	—	—	—	(123)	(123)
Balance at September 30, 2020	272,636	$3	8,289,479	$82	$218,360	$109,055	$1,084	$328,584

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$41,668	$27,690
Adjustments to reconcile net income to net cash:
Net depreciation amortization and accretion	3,327	4,178
Provision for loan losses	3,315	7,693
Net change in deferred loan fees	1,855	278
Income tax expense (benefit)	1,029	43
Gain on sale of available-for-sale securities	(609)	(3,286)
Stock-based compensation expense	3,605	2,489
Gain on sale of loans	—	(18)
Dividends earned on CRA fund	(21)	(32)
Unrealized (gain) loss on equity securities	45	(55)
Net change in:
Accrued interest receivable	(255)	(3,662)
Accounts payable, accrued expenses and other liabilities	(23,516)	13,458
Change in global payments balances	5,747	19,873
Accrued interest payable	(264)	(750)
Receivable from global payments, net	(20,542)	(19,656)
Prepaid expenses and other assets	6,408	8,239
Net cash provided by (used in) operating activities	21,792	56,482

Cash flows from investing activities:
Loan originations, purchases and payments, net of recoveries	(468,691)	(327,194)
Proceeds from loans sold	—	9,968
Redemptions of other investments	5	11,480
Purchases of other investments	(405)	(1,140)
Purchases of securities available for sale	(475,777)	(127,730)
Proceeds from calls of securities available for sale	—	30,000
Proceeds from sales of securities available for sale	43,241	111,422
Proceeds from paydowns and maturities of securities available for sale	87,151	43,069
Proceeds from paydowns and maturities of securities held to maturity	725	650
Purchase of derivative contract	—	(2,980)
Purchase of premises and equipment, net	(1,842)	(6,850)
Net cash provided by (used in) investing activities	(815,593)	(259,305)

Cash flows from financing activities:
Issuance of Common Stock	162,664	—
Proceeds from FHLB advances	100	—
Repayments of FHLB advances	(100)	(144,000)
Impact of common stock for tax withholdings for restricted stock vesting	(2,246)	(597)
Repayments of secured borrowings	(1,405)	(10,748)
Net increase in deposits	1,627,963	736,852
Net cash provided by (used in) financing activities	1,786,976	581,507

Increase (decrease) in cash and cash equivalents	993,175	378,684
Cash and cash equivalents at the beginning of the period	864,305	389,220
Cash and cash equivalents at the end of the period	$1,857,480	$767,904

Supplemental information:
Cash paid for:
Interest	$12,250	$15,531
Income Taxes	$15,015	$7,235

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Metropolitan Bank Holding Corp., a New York corporation (the “Company”), is a bank holding company whose principal activity is the ownership and management of Metropolitan Commercial Bank (the “Bank”), its wholly-owned subsidiary. The Company’s primary market is the New York metropolitan area. The Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals.

The Company’s primary lending products are commercial real estate loans, multi-family loans and commercial and industrial loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flows from operations of businesses.

The Company’s primary deposit products are checking, savings, and term deposit accounts, and its deposit accounts are insured by the FDIC under the maximum amounts allowed by law. In addition to traditional commercial banking products, the Company offers corporate cash management and retail banking services and, through its Global Payments Group (“global payments business”), provides Banking-as-a-Service to its fintech partners, which includes serving as an issuing bank for third-party managed debit card programs nationwide and providing other financial infrastructure, including cash settlement and custodian deposit services.

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

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or for any other period.

The unaudited consolidated financial statements presented in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC.

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

The Company is likely to lose its EGC status on December 31, 2022, since that would be the last day of the fiscal year of the Company following the fifth anniversary of the date of the first sale of common equity securities of the Company pursuant to an effective registration statement under the Securities Act of 1933.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires companies that lease assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. Under ASU 2016-02, the Company will recognize a right-of-use asset and a lease obligation liability on the consolidated statement of financial condition, which will increase the Company’s assets and liabilities. The Company is required to implement ASU 2016-02 by December 31, 2022, and is currently evaluating the potential impact on its consolidated financial statements.

The Company has not yet adopted ASU No. 2016-13, Financial Instruments – Credit Losses, which requires the measurement of all current expected credit losses (“CECL”) for financial assets. The Company is required to implement CECL by December 31, 2022. The Company is currently developing CECL models and evaluating its potential impact on the Company’s Allowance for Loan and Lease Losses (“ALLL”).

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard was effective for the Company beginning January 1, 2021, and did not have a material impact on its consolidated financial statements.

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

NOTE 4 - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of debt securities available for sale (“AFS”), debt securities held to maturity (“HTM”) and equity investments at September 30, 2021 and December 31, 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At September 30, 2021	Cost	Gains	Losses	Fair Value
Debt securities available for sale:
Residential mortgage securities	$504,167	$1,123	$(3,859)	$501,431
Commercial mortgage securities	18,270	249	(263)	18,256
Asset-backed securities	4,750	—	(17)	4,733
U.S. Government agency	67,994	—	(763)	67,231
Securities issued by states and political subdivisions in the U.S	11,836	—	(319)	11,517
Total securities available-for-sale	$607,017	$1,372	$(5,221)	$603,168

Held-to-maturity securities:
Residential mortgage securities	$2,017	57	—	2,074
Total securities held-to-maturity	$2,017	$57	$—	$2,074

Equity investments:
CRA Mutual Fund	$2,320	—	(31)	2,289
Total non-trading equity investment securities	$2,320	$—	$(31)	$2,289

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2020	Cost	Gains	Losses	Fair Value
Debt securities available for sale:
Residential mortgage securities	$192,163	$2,599	$(74)	$194,688
Commercial mortgage securities	32,589	997	(94)	33,492
U.S. Government agency	37,997	—	(81)	37,916
Total securities available-for-sale	$262,749	$3,596	$(249)	$266,096

Held-to-maturity securities:
Residential mortgage securities	2,760	67	—	2,827
Total securities held-to-maturity	$2,760	$67	$—	$2,827

Equity investments:
CRA Mutual Fund	2,299	14	—	2,313
Total non-trading equity investment securities	$2,299	$14	$—	$2,313

For the three months ended September 30, 2021, there were no sales of AFS securities. For the nine months ended September 30, 2021, there were sales of $42.6 million, at amortized cost, of AFS securities. For the three months ended September 30, 2020, there were calls of $25.0 million, at amortized cost of AFS securities. There were sales and calls of $108.1 million and $30.0 million, at amortized cost, respectively, for the nine months ended September 30, 2020. The proceeds from sales and calls of AFS securities and associated gains for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Proceeds	$—	$25,000	$43,241	$141,422
Gross gains	$—	$—	$609	$3,286
Tax impact	$—	$—	$(195)	$(1,036)

The tables below summarize, by contractual maturity, the amortized cost and fair value of debt securities at September 30, 2021 and December 31, 2020. The table does not include the effect of principal repayments. Equity securities, primarily investment in mutual funds, have been excluded from the table. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately (in thousands):

	Held-to-Maturity		Available-for-Sale
At September 30, 2021	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
One to five years	—	—	47,994	47,475
Five to ten years	—	—	15,000	14,832
After ten years	—	—	16,836	16,441
Total	$—	$—	$79,830	$78,748

Residential mortgage securities	$2,017	$2,074	504,167	501,431
Commercial mortgage securities	—	—	18,270	18,256
Asset-backed securities	—	—	4,750	4,733
Total Securities	$2,017	$2,074	$607,017	$603,168

	Held-to-Maturity		Available-for-Sale
At December 31, 2020	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
One to five years	—	—	37,997	37,916
Five to ten years	—	—	—	—
Due after ten years	—	—	—	—
Total	$—	$—	$37,997	$37,916

Residential mortgage securities	$2,760	$2,827	$192,163	$194,688
Commercial mortgage securities	—	—	32,589	33,492
Total Securities	$2,760	$2,827	$262,749	$266,096

There were no securities pledged as collateral at September 30, 2021 or December 31, 2020.

At September 30, 2021 and December 31, 2020, all of the residential mortgage securities and commercial mortgage securities held by the Company were issued by U.S. Government-sponsored entities and agencies.

Debt securities with unrealized/unrecognized losses at September 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
At September 30, 2021	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities available for sale:
Residential mortgage securities	$315,184	$(3,859)	$—	$—	$315,184	$(3,859)
Commercial mortgage securities	14,919	(263)	379	—	15,298	(263)
Asset-backed securities	4,733	(17)	—	—	4,733	(17)
U.S. Government agency securities	39,546	(451)	27,685	(312)	67,231	(763)
Securities issued by states and political subdivisions in the U.S	11,517	(319)	—	—	11,517	(319)
Total securities available for sale	$385,899	$(4,909)	$28,064	$(312)	$413,963	$(5,221)

	Less than 12 Months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
At December 31, 2020	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities available for sale:
Residential mortgage securities	$33,734	(74)	-	-	33,734	(74)
Commercial mortgage securities	12,314	(93)	385	(1)	12,699	(94)
U.S. Government agency securities	37,916	(81)	—	—	37,916	(81)
Total securities available-for-sale	$83,964	$(248)	$385	$(1)	$84,349	$(249)

The unrealized losses on securities are primarily due to the changes in market interest rates subsequent to purchase. The Company did not consider these securities to be other-than-temporarily impaired at September 30, 2021 or December 31, 2020 since the decline in market value was attributable to changes in interest rates and not credit quality. In addition, the Company does not intend to sell and does not believe that it is more likely than not that it will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no impairment loss was recognized during the nine months ended September 30, 2021 or for the year ended December 31, 2020.

At September 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans, net of deferred costs and fees, consist of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Real estate
Commercial	$2,378,074	$1,887,505
Construction	150,144	112,290
Multifamily	374,555	433,239
One-to-four family	61,266	71,354
Total real estate loans	2,964,039	2,504,388

Commercial and industrial	611,303	591,500
Consumer	35,067	46,431
Total loans	3,610,409	3,142,319
Deferred fees	(7,121)	(5,266)
Loans, net of deferred fees and unamortized costs	3,603,288	3,137,053
Allowance for loan losses	(38,121)	(35,407)
Balance at the end of the period	$3,565,167	$3,101,646

Included in commercial and industrial loans at September 30, 2021 and December 31, 2020 are $2.5 million and $3.8 million, respectively, of Paycheck Protection Program (“PPP”) loans.

The following tables present the activity in the ALLL by segment for the three and nine months ended September 30, 2021 and 2020. The portfolio segments represent the categories that the Company uses to determine its ALLL (in thousands):

	Commercial	Commercial		Multi	One-to-four
Three months ended September 30, 2021	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$20,299	$10,545	$1,972	$2,618	$169	$1,774	$37,377
Provision/(credit) for loan losses	1,169	(440)	129	(331)	(13)	(24)	490
Loans charged-off	—	—	—	—	—	(54)	(54)
Recoveries	—	308	—	—	—	—	308
Total ending allowance balance	$21,468	$10,413	$2,101	$2,287	$156	$1,696	$38,121

	Commercial	Commercial		Multi	One-to-four
Three months ended September 30, 2020	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$18,690	9,132	741	2,739	242	961	32,505
Provision/(credit) for loan losses	(1,611)	2,104	706	(215)	(61)	214	1,137
Loans charged-off	—	(82)	—	—	—	—	(82)
Recoveries	—	54	—	—	—	—	54
Total ending allowance balance	$17,079	$11,208	$1,447	$2,524	$181	$1,175	$33,614

	Commercial	Commercial		Multi	One-to-four
Nine months ended September 30, 2021	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$17,243	$12,123	$1,593	$2,661	$206	$1,581	$35,407
Provision/(credit) for loan losses	4,225	(1,163)	508	(374)	(50)	169	3,315
Loans charged-off	—	(855)	—	—	—	(54)	(909)
Recoveries	—	308	—	—	—	—	308
Total ending allowance balance	$21,468	$10,413	$2,101	$2,287	$156	$1,696	$38,121

	Commercial	Commercial		Multi	One-to-four
Nine months ended September 30, 2020	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$15,317	$7,070	$411	$2,453	$267	$754	$26,272
Provision/(credit) for loan losses	1,762	4,278	1,036	71	(86)	632	7,693
Loans charged-off	—	(254)	—	—	—	(221)	(475)
Recoveries	—	114	—	—	—	10	124
Total ending allowance balance	$17,079	$11,208	$1,447	$2,524	$181	$1,175	$33,614

Net recoveries for the three months ended September 30, 2021 were $254,000. Net charge-offs for the three months ended September 30, 2020 were $28,000.  Net charge-offs for the nine months ended September 30, 2021 and 2020 were $601,000 and $351,000, respectively.

The following tables present the balance in the ALLL and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2021 and December 31, 2020 (in thousands):

	Commercial	Commercial		Multi	One-to-four
At September 30, 2021	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$2,814	$—	$—	$33	$1,430	$4,277
Collectively evaluated for impairment	21,468	7,599	2,101	2,287	123	266	33,844
Total ending allowance balance	$21,468	$10,413	$2,101	$2,287	$156	$1,696	$38,121
Loans:
Individually evaluated for impairment	$10,333	$3,145	$—	$—	$958	$2,125	$16,561
Collectively evaluated for impairment	2,367,741	608,158	150,144	374,555	60,308	32,942	3,593,848
Total ending loan balance	$2,378,074	$611,303	$150,144	$374,555	$61,266	$35,067	$3,610,409

	Commercial	Commercial		Multi	One-to-four
At December 31, 2020	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$3,662	$—	$—	$53	$1,203	$4,918
Collectively evaluated for impairment	17,243	8,461	1,593	2,661	153	378	30,489
Total ending allowance balance	$17,243	$12,123	$1,593	$2,661	$206	$1,581	$35,407
Loans:
Individually evaluated for impairment	$10,345	$4,192	$—	$—	$999	$2,197	$17,733
Collectively evaluated for impairment	1,877,160	587,308	112,290	433,239	70,355	44,234	3,124,586
Total ending loan balance	$1,887,505	$591,500	$112,290	$433,239	$71,354	$46,431	$3,142,319

The following tables present loans individually evaluated for impairment recognized as of September 30, 2021 and December 31, 2020 (in thousands):

	Unpaid Principal		Allowance for Loan
At September 30, 2021	Balance	Recorded Investment	Losses Allocated
With an allowance recorded:
One-to-four family	$584	$454	$33
Consumer	2,125	2,125	1,430
Commercial & industrial	3,145	3,145	2,814
Total	$5,854	$5,724	$4,277

Without an allowance recorded:
One-to-four family	$651	$504	$—
Commercial real estate	10,333	10,333	—
Commercial & industrial	—	—	—
Total	$10,984	$10,837	$—

	Unpaid Principal		Allowance for Loan
At December 31, 2020	Balance	Recorded Investment	Losses Allocated
With an allowance recorded:
One-to-four family	$610	$480	$53
Consumer	2,197	2,197	1,203
Commercial & industrial	4,192	4,192	3,662
Total	$6,999	$6,869	$4,918

Without an allowance recorded:
One-to-four family	$666	$519	$—
Commercial real estate	10,345	10,345	—
Commercial & industrial	—	—	—
Total	$11,011	$10,864	$—

The recorded investment in loans excludes accrued interest receivable and loan origination fees.

The following tables present the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Average Recorded	Interest Income
Three months ended September 30, 2021	Investment	Recognized
With an allowance recorded:
One-to-four family	$458	$4
Consumer	2,103	26
Commercial & industrial	3,145	—
Total	$5,706	$30

Without an allowance recorded:
One-to-four family	$506	$7
Commercial real estate	10,335	2
Commercial & industrial	96	—
Total	$10,937	$9

	Average Recorded	Interest Income
Three months ended September 30, 2020	Investment	Recognized
With an allowance recorded:
One-to-four family	$488	$5
Consumer	2,112	27
Commercial & industrial	5,497	—
Total	$8,097	$32

Without an allowance recorded:
One-to-four family	$524	$3
Commercial real estate	363	-
Total	$887	$3

	Average Recorded	Interest Income
Nine months ended September 30, 2021	Investment	Recognized
With an allowance recorded:
One-to-four family	$466	$16
Consumer	2,132	84
Commercial & industrial	3,407	-
Total	$6,005	$100

Without an allowance recorded:
One-to-four family	$511	$20
Commercial real estate	10,339	207
Commercial & industrial	96	-
Total	$10,946	$227

	Average Recorded	Interest Income
Nine months ended September 30, 2020	Investment	Recognized
With an allowance recorded:
One-to-four family	$494	$13
Consumer	1,330	58
Commercial & industrial	3,272	—
Total	$5,096	$71

Without an allowance recorded:
One-to-four family	$1,115	$13
Commercial real estate	364	4
Commercial and industrial	1,188	—
Total	$2,667	$17

For a loan to be considered impaired, management determines whether it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified non-accrual loans and troubled debt restructurings (“TDRs”). Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

For discussion on modification of loans to borrowers impacted by COVID-19, refer to the “COVID-19 Loan Modifications” section herein.

The following tables present the recorded investment in non-accrual loans and loans past due over 90 days and still accruing, by class of loans, as of September 30, 2021 and December 31, 2020 (in thousands):

At September 30, 2021	Non-accrual	Loans Past Due Over 90 Days Still Accruing
Commercial real estate	$9,984	$—
Commercial & industrial	3,145	—
Consumer	1,674	573
Total	$14,803	$573

At December 31, 2020	Non-accrual	Loans Past Due Over 90 Days Still Accruing
Commercial & industrial	$4,192	$—
Consumer	1,428	769
Total	$5,620	$769

Interest income that would have been recorded for the three and nine months ended September 30, 2021 and 2020 had non-accrual loans been current according to their original terms was immaterial.

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2021 and December 31, 2020 (in thousands):

			90
	30-59	60-89	Days and	Total past	Current
At September 30, 2021	Days	Days	Greater	due	loans	Total
Commercial real estate	$—	$—	$9,984	$9,984	$2,368,090	$2,378,074
Commercial & industrial	92	—	3,145	3,237	608,066	611,303
Construction	—	—	—	—	150,144	150,144
Multifamily	—	—	—	—	374,555	374,555
One-to-four family	—	—	—	—	61,266	61,266
Consumer	43	—	2,247	2,290	32,777	35,067
Total	$135	$—	$15,376	$15,511	$3,594,898	$3,610,409

			90
	30-59	60-89	Days and	Total past	Current
At December 31, 2020	Days	Days	Greater	due	loans	Total
Commercial real estate	$40	$9,984	$—	$10,024	$1,877,481	$1,887,505
Commercial & industrial	4,429	6,400	4,192	15,021	576,479	591,500
Construction	—	—	—	—	112,290	112,290
Multifamily	—	—	—	—	433,239	433,239
One-to-four family	2,908	—	—	2,908	68,446	71,354
Consumer	112	32	2,197	2,341	44,090	46,431
Total	$7,489	$16,416	$6,389	$30,294	$3,112,025	$3,142,319

Troubled Debt Restructurings

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired.

Included in impaired loans at September 30, 2021 and December 31, 2020 were $1.3 million and $1.4 million, respectively, of loans modified as TDRs. The Company allocated specific reserves amounting to $33,000 and $53,000 for TDRs as of September 30, 2021 and December 31, 2020, respectively. There were no loans modified as a TDR during the three and nine months ended September 30, 2021 or 2020. The Company has not committed to lend additional amounts as of September 30, 2021 to customers with outstanding loans that are classified as TDRs. During the nine months ended September 30, 2021 and September 30, 2020 there were no payment defaults on any loans previously identified as TDRs. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed pursuant to the Company’s internal underwriting policy.

The following tables present the recorded investment in TDRs by class of loans as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Troubled debt restructurings:
Real Estate:
Commercial real estate	$349	$361
One-to-four family	958	999
Total troubled debt restructurings	$1,307	$1,360

All TDRs at September 30, 2021 and December 31, 2020 were performing in accordance with their restructured terms.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Except for one-to-four family loans and consumer loans, the Company analyzes loans individually by classifying the loans as to credit risk at least annually. For one-to-four family loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan, which was previously presented. An analysis is performed on a quarterly basis for loans classified as special mention, substandard or doubtful. The Company uses the following definitions for risk ratings:

Special Mention - Loans classified as special mention have a potential weakness that deserves management’s attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

Substandard - Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values highly questionable and improbable.

Loans not meeting the criteria above are considered to be pass-rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans as of September 30, 2021 and December 31, 2020 is as follows (in thousands):

		Special
At September 30, 2021	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$2,367,741	$349	$9,984	$—	$2,378,074
Commercial & industrial	603,963	4,195	—	3,145	611,303
Construction	150,144	—	—	—	150,144
Multifamily	374,555	—	—	—	374,555
Total	$3,496,403	$4,544	$9,984	$3,145	$3,514,076

		Special
At December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$1,877,160	$361	$9,984	$—	$1,887,505
Commercial & industrial	583,809	3,499	—	4,192	591,500
Construction	112,290	—	—	—	112,290
Multi-family	433,239	—	—	—	433,239
Total	$3,006,498	$3,860	$9,984	$4,192	$3,024,534

COVID-19 Loan Modifications

On March 22, 2020, the banking regulators and the FASB issued guidance to financial institutions who were working with borrowers affected by COVID-19 (“COVID-19 Guidance”). The COVID-19 Guidance indicated that regulatory agencies will not criticize institutions for working with borrowers and will not direct banks to automatically categorize all COVID-19 related loan modifications as TDRs. In addition, the COVID-19 Guidance noted that modification or deferral programs mandated by the federal or a state government related to COVID-19 would not be in the scope of Accounting Standards Codification Subtopic 310-40 – Receivables – Troubled Debt Restructurings by Creditors (“ASC 310-40”), such as state programs that require all institutions within that state to suspend mortgage payments for a specified period.

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

As of September 30, 2021, the Company had 10 loans amounting to $49.1 million, or 1.4% of total loans, that were modified in accordance with the COVID-19 Guidance and the CARES Act. As of September 30, 2021, principal payment deferrals were $39.2 million, or 1.1% of total loans, while full payment deferrals were $10.0 million, or 0.3% of total loans.

NOTE 6  — STOCKHOLDERS’ EQUITY

During the quarter ended September 30, 2021, the Company raised $172.5 million of capital through the issuance of 2.3 million shares of its common stock at a price of $75 per share, resulting in net proceeds of $162.7 million. The offering increased the Company’s shares of common stock outstanding from 8.3 million shares to 10.6 million shares.

At September 30, 2021, the Company also has outstanding 272,636 shares of its Series F, Class B non-voting preferred stock, par value, $0.01 per share. The stock is subordinate and junior to all indebtedness of the Company and to all other series of preferred stock of the Company. The holder of the Series F, Class B preferred stock is entitled to receive ratable dividends only if and when dividends are concurrently declared and payable on the shares of common shares. In connection with the issuance of additional shares of common stock of the Company, the holder of the Series F, Class B Preferred Stock has the right to exchange shares of Series F, Class B preferred stock for shares of the Company’s common stock to allow it to maintain the percent ownership of the outstanding common stock of the Company it owned immediately prior to the issuance of the additional shares of common stock by the Company.

NOTE 7 – EARNINGS PER SHARE

The computation of basic and diluted earnings per share is shown below (dollars in thousands, except share data):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Basic
Net income per consolidated statements of income	$16,215	$10,783	$41,668	$27,690
Less: Earnings allocated to participating securities	(508)	(89)	(568)	(255)
Net income available to common stockholders	$15,707	$10,694	$41,100	$27,435

Weighted average common shares outstanding including participating securities	8,897,910	8,291,068	8,518,639	8,296,701
Less: Weighted average participating securities	(278,937)	(68,198)	(116,045)	(76,499)
Weighted average common shares outstanding	8,618,973	8,222,870	8,402,594	8,220,202

Basic earnings per common share	$1.82	$1.30	$4.89	$3.34

Diluted
Net income allocated to common stockholders	$15,707	$10,694	$41,100	$27,435

Weighted average common shares outstanding for basic earnings per common share	8,618,973	8,222,870	8,402,594	8,220,202
Add: Dilutive effects of assumed exercise of stock options	173,909	92,269	161,932	103,737
Add: Dilutive effects of assumed vesting of performance based restricted stock units	53,571	78,072	41,932	68,116
Add: Dilutive effects of assumed vesting of restricted stock units	46,651	—	29,939	—
Average shares and dilutive potential common shares	8,893,104	8,393,211	8,636,397	8,392,055

Dilutive earnings per common share	$1.77	$1.27	$4.76	$3.27

All stock options and performance based restricted stock units were considered in computing diluted earnings per common share for the three and nine months ended September 30, 2021 and 2020. 188,906 restricted stock units were not considered in the calculation of diluted earnings per share as their inclusion would be anti-dilutive for the three and nine months ended September 30, 2021.

The Company began treating the Class B preferred stock as a participating security during the third quarter of 2021 and the impact was immaterial.

NOTE 8 - STOCK COMPENSATION PLAN

Equity Incentive Plan

On May 28, 2019, the Company’s 2019 Equity Incentive Plan (the “2019 EIP”) was approved by stockholders of the Company. Under the 2019 EIP, the maximum number of shares of stock that may be delivered to participants in the form of restricted stock, restricted stock units and stock options, including incentive stock options (“ISO”) and non-qualified stock options, is 340,000, plus any awards that are forfeited under the 2009 Equity Incentive Plan (the “2009 Plan”) after the effective date of the 2019 EIP, which was May 28, 2019. Under the 2009 Plan, there are 468,382 shares that are subject to outstanding and/or unexercised awards that have been granted and, if forfeited after May 28, 2019, such shares will be available to be granted under the 2019 EIP. The 628,719 shares that were unauthorized and unissued under the 2009 Plan have expired and may not be granted (and such shares of stock did not roll over to the 2019 EIP).

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

A summary of the status of the Company’s stock options and the changes during the nine months ended September 30, 2021 is presented below:

	Nine Months Ended September 30, 2021
	Number of	Weighted Average
	Options	Exercise Price

Outstanding, beginning of period	231,000	$18.00
Granted	—	—
Exercised	—	—
Cancelled/forfeited	—	—
Outstanding, end of period	231,000	$18.00
Options vested and exercisable at end of period	231,000	$18.00

Weighted average remaining contractual life (years)		2.63

There was no unrecognized compensation cost related to stock options at September 30, 2021 or December 31, 2020.

There was no compensation cost related to stock options for the nine months ended September 30, 2021 or 2020.

The following table summarizes information about stock options outstanding at September 30, 2021:

	At September 30, 2021
Range of Average		Weighted Average	Weighted Average	Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Intrinsic Price per Share
$10 – 30	231,000	2.63	$18.00	$66.30

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

In the first quarter of 2021, 78,582 restricted stock units were issued to certain key personnel. One-third of these shares vest each year for three years beginning on March 1, 2022. In the second and third quarters of 2021, no restricted stock units were issued.

Total compensation cost that has been charged against income for restricted stock grants was $1.1 million and $277,000 for the three months ended September 30, 2021 and 2020, respectively. Total compensation cost that has been charged against income for restricted stock grants was $2.3 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was $3.9 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.07 years.

On January 1, 2019, 38,900 restricted shares were granted to members of the Board of Directors in lieu of retainer fees for three years of service. One-third of these shares vest each year for three years from December 31, 2019. In the fourth quarter of 2020, 1,785 shares were granted to a new member of the Board of Directors, all of which will vest in the fourth quarter of 2021. Total expense for these awards was $100,000 for both the three months ended September 30, 2021 and 2020. Total expense for these awards was $300,000 for the nine months ended September 30, 2021 and 2020. As of September 30, 2021 there was $100,000 of unrecognized expense related to these grants. The remaining unamortized cost is expected to be recognized over a weighted-average period of 0.25 years.

The following table summarizes the changes in the Company’s restricted stock grants for the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
		Weighted Average
	Number of Shares	Grant Date Fair Value

Outstanding, beginning of period	76,289	$38.66
Granted	168,582	57.23
Forfeited	(10,200)	48.09
Vested	(14,489)	30.45
Outstanding at end of period	220,182	$52.98

The total fair value of shares vested was approximately $441,197 for the nine months ended September 30, 2021.

Performance Based Stock Units

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

September 30, 2021

Weighted average service inception date fair value of award shares	$5,721,300
Minimum aggregate share payout	9,000
Maximum aggregate share payout	90,000
Likely aggregate share payout	90,000

Total compensation cost that has been charged against income for these programs was $481,000 and $358,000 for the three months ended September 30, 2021 and 2020, respectively. Total compensation cost that has been charged against income for these programs was $1.4 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at September 30, 2021 and December 31, 2020. AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Assets and Liabilities Measured on a Recurring Basis

Assets measured on a recurring basis are limited to the Company’s AFS securities portfolio, equity investments and an interest rate cap derivative contract. The AFS portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Equity investments are carried at estimated fair value with changes in fair value reported as “unrealized gain/(loss)” on the statements of operations. The interest rate cap derivative contract is carried at estimated fair value with changes in fair value reported as accumulated other comprehensive income or loss in shareholders’ equity. The fair values for substantially all of these assets are obtained monthly from an independent nationally recognized pricing service. On a quarterly basis, the Company assesses the reasonableness of the fair values obtained for the AFS portfolio by reference to a second independent nationally recognized pricing service. Based on the nature of these securities, the Company’s independent pricing service provides prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in the Company’s portfolio. Various modeling techniques are used to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, the Company obtains the models, inputs and assumptions utilized by its pricing service and reviews them for reasonableness.

There are no liabilities that are measured on a recurring basis.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At September 30, 2021
Residential mortgage-backed securities	$501,431	$—	$501,431	$—
Commercial mortgage-backed securities	18,256	—	18,256	—
Asset-backed securities	4,733	—	4,733
U.S. Government agency	67,231	—	67,231
Securities issued by states and political subdivisions in the U.S	11,517	—	11,517
CRA Mutual Fund	2,289	2,289	—	—
Derivative assets - interest rate cap	2,086	—	2,086	—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2020
Residential mortgage securities	$194,688	$—	$194,688	$—
Commercial mortgage securities	33,492	—	33,492	—
U.S. Government agency securities	37,916	—	37,916	—
CRA Mutual Fund	2,313	2,313	—	—
Derivative assets - interest rate cap	770	—	770	—

There were no transfers between Level 1 and Level 2 during the three months ended September 30, 2021 and 2020.

There were no material assets measured at fair value on a non-recurring basis at September 30, 2021 or December 31, 2020.

The Company has engaged an independent pricing service provider to provide the fair values of its financial assets and liabilities measured at amortized cost. This provider follows FASB’s exit pricing guidelines, as required by

ASU 2016-01, when calculating fair market values.

Carrying amounts and estimated fair values of financial instruments carried at amortized cost at September 30, 2021 and December 31, 2020 were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At September 30, 2021	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$32,660	$32,660	$—	$—	$32,660
Overnight deposits	1,824,820	1,824,820	—	—	1,824,820
Securities available for sale	603,168	—	603,168	—	603,168
Securities held to maturity	2,017	—	2,074	—	2,074
Equity investments	2,289	2,289	—	—	2,289
Loans, net	3,565,167	—	—	3,592,347	3,592,347
Other investments
FRB Stock	7,430	N/A	N/A	N/A	N/A
FHLB Stock	3,070	N/A	N/A	N/A	N/A
Disability Fund	1,000	—	1,000	—	1,000
Time deposits at banks	498	498	—	—	498
Interest rate cap derivative	2,086	—	2,086	—	2,086
Accrued interest receivable	13,504	—	717	12,787	13,504

Financial liabilities:
Non-interest-bearing demand deposits	$2,803,823	$2,803,823	$—	$—	$2,803,823
Money market and savings deposits	2,571,707	2,571,707	—	—	2,571,707
Time deposits	82,039	—	82,610	—	82,610
Trust preferred securities payable	20,620	—	—	20,002	20,002
Subordinated debt, net of issuance cost	24,698	—	25,438	—	25,438
Accrued interest payable	448	3	337	108	448
Secured Borrowings	35,559	0	35,559	0	35,559

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2020	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$8,692	$8,692	$—	$—	$8,692
Overnight deposits	855,613	855,613	—	—	855,613
Securities available for sale	266,096	—	266,096	—	266,096
Securities held to maturity	2,760	—	2,827	—	2,827
Equity investments	2,313	2,313	—	—	2,313
Loans, net	3,101,646	—	—	3,094,998	3,094,998
Other investments
FRB Stock	7,381	N/A	N/A	N/A	N/A
FHLB Stock	2,718	N/A	N/A	N/A	N/A
Disability Fund	1,000	—	1,000	—	1,000
CRA - CD	498	498	—	—	498
Interest rate cap derivative	770	—	770	—	770
Accrued interest receivable	13,249	—	414	12,835	13,429

Financial liabilities:
Non-interest-bearing demand deposits	$1,726,135	$1,726,135	$—	$—	$1,726,135
Money market and savings deposits	2,011,409	2,011,409	—	—	2,011,409
Time deposits	92,062	—	93,157	—	93,157
Trust preferred securities payable	20,620	—	—	20,011	20,011
Subordinated debt, net of issuance cost	24,657	—	25,375	—	25,375
Accrued interest payable	712	7	591	114	712
Secured borrowing	36,964	—	36,964	—	36,964

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the amounts reclassified out of each component of accumulated other comprehensive income for the gain on the sale and calls of securities during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Proceeds	$—	$25,000	$43,241	$141,422
Gross gains	$—	$—	$609	$3,286
Tax impact	$—	$—	$(195)	$(1,036)

NOTE 11 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The following off-balance-sheet financial instruments, whose contract amounts represent credit risk, are outstanding at September 30, 2021 and December 31, 2020 (in thousands):

	At September 30, 2021		At December 31, 2020
		Variable		Variable
	Fixed Rate	Rate	Fixed Rate	Rate
Undrawn lines of credit	$41,217	$316,594	$19,024	$266,696
Letters of credit	51,534	—	34,264	—
Total	$92,751	$316,594	$53,288	$266,696

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within two years. At September 30, 2021, the Company’s fixed rate loan commitments had interest rates ranging from 3.0% to 5.6% and the Company’s variable rate loan commitments had interest rates ranging from 1.8% to 7.3%, with a maturity of one year or more. At December 31, 2020, the Company’s fixed rate loan commitments had interest rates ranging from 3.0% to 5.6% and the Company’s variable rate loan commitments had interest rates ranging from 2.0% to 8.3%, with a maturity of one year or more. The amount of collateral obtained, if any, by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Company or other financial institutions and securities.

The Company’s stand-by letters of credit amounted to $51.5 million and $34.3 million as of September 30, 2021 and December 31, 2020, respectively. The Company’s stand-by letters of credit are collateralized by interest-bearing accounts of $37.3 million and $26.9 million as of September 30, 2021 and December 31, 2020, respectively. The stand-by letters of credit mature within one year.

NOTE 12 – REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers that are in the scope of ASU 2014-09, Revenue from Contracts with Customers are recognized in non-interest income. The following table presents the Company’s revenue from contracts with customers for the nine months ended September 30, 2021 and September 30, 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Service charges on deposit accounts	$1,671	$863	$4,085	$2,747
Global Payments Group revenue	3,615	2,572	10,509	6,301
Other service charges and fees	614	202	1,484	1,238
Total	$5,900	$3,637	$16,078	$10,286

A description of the Company’s revenue streams accounted for under the accounting guidance is as follows:

Global payment group revenue: The Company offers corporate cash management and retail banking services and, through its global payments business, provides Banking-as-a-Service to its fintech partners. The Company earns initial set-up fees for these programs as well as fees for transactions processed. The Company receives transaction data at the end of each month for services rendered, at which time revenue is recognized.

Service charges on deposit accounts: The Company offers business and personal retail products and services, which include, but are not limited to, online banking, mobile banking, ACH, and remote deposit capture. A standard deposit contract exists between the Company and all deposit customers. The Company earns fees from its deposit customers for transaction-based services (such as ATM use fees, stop payment charges, statement rendering, and ACH fees), account maintenance, and overdraft services. Transaction-based fees are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Other service charges: The primary component of other service charges relates to foreign exchange (“FX”) conversion fees. The Company outsources FX conversion for foreign currency transactions to correspondent banks. The Company earns a portion of an FX conversion fee that the customer charges to process an FX conversion transaction. Revenue is recognized at the end of the month, once the customer has remitted the transaction information to the Company.

NOTE 13 – DERIVATIVES

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

The interest rate cap had a notional amount of $300.0 million as of September 30, 2021 and was designated as a cash flow hedge of certain deposit liabilities of the Company. The hedge was determined to be highly effective during the three and nine months ended September 30, 2021. The Company expects the hedge to remain highly effective during the remaining term of the contract.

The following table reflects the notional amount and fair value (included in the “Prepaid expenses and other assets” line item on the statements of financial condition) at September 30, 2021 (in thousands):

	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate caps related to customer deposits	$300,000	$2,086

The effect of cash flow hedge accounting on accumulated other comprehensive income for the nine months ended September 30, 2021, is as follows (in thousands):

	Amount of Loss Recognized in OCI, net of tax		Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income

Interest rate caps related to customer deposits	$1,069	$	N/A	$—

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

The Company’s primary lending products are commercial real estate loans, multi-family loans and commercial and industrial loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flows from operations of commercial enterprises. The Company’s primary deposit products are checking, savings, and term deposit accounts, and its deposit accounts are insured by the FDIC under the maximum amounts allowed by law. In addition to traditional commercial banking products, the Company offers corporate cash management and retail banking services and, through its global payments business, provides Banking-as-a-Service to its fintech partners, which includes serving as an issuing bank for third-party managed debit card programs nationwide and providing other financial infrastructure, including cash settlement and custodian deposit services. The Company has developed various deposit gathering strategies, which generate the funding necessary to operate without a large branch network. These activities, together with six strategically located banking centers, generate a stable source of deposits and a diverse loan portfolio with attractive risk-adjusted yields.

The Company is focused on organically growing and expanding its position in the New York metropolitan area and the growth of its New York based customers and their businesses as they expand in other states. Through an experienced team of commercial relationship managers and its integrated, client-centric approach, the Company has successfully demonstrated its ability to consistently grow market share by deepening existing client relationships and continually expanding its client base through referrals and seeking out alternatives to traditional retail banking products. The Company has maintained a goal of converting many of its commercial lending clients into full retail relationship banking clients. Given the size of the market in which the Company operates and its differentiated approach to client service, there is significant opportunity to continue its loan and deposit growth trajectory. By combining the high-tech service and relationship-based focus of a community bank with an extensive suite of financial products and services, the Company is well-positioned to continue to capitalize on the significant growth opportunities available in the New York metropolitan area.

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

During the quarter ended September 30, 2021 the ompany raised $172.5 million of capital through the issuance of 2.3 million shares of its common stock at a price of $75 per share, resulting in net proceeds of $162.7 million.

The Coronavirus

The COVID-19 pandemic caused significant economic dislocation in the United States as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home beginning in March 2020. While many regions in the United States have reopened in varying degrees, this process has been protracted, especially in New York City, the Company’s primary market area and is uneven across different states and industries. In response to the COVID-19 outbreak, the Federal Reserve reduced the benchmark fed funds rate to a target range of 0% to 0.25%. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed legislation that provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. See “Cautionary Note Regarding Forward-Looking Statements” and risk factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and SEC on March 8, 2021.

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

Allowance for Loan Losses (“ALLL”)

The ALLL has been determined in accordance with U.S. generally accepted accounting principles. The Company is responsible for the timely and periodic determination of the amount of the allowance required. Management believes that the ALLL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in the Company’s portfolio for which certain losses are probable but not specifically identifiable.

Although management evaluates available information to determine the adequacy of the ALLL, the level of allowance is an estimate which is subject to significant judgment and short-term change. Because of uncertainties associated with local economic, operating, regulatory and other conditions, the impact of the COVID-19 pandemic, collateral values and future cash flows of the loan portfolio, it is possible that a material change could occur in the ALLL in the near term. The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, the Company may ultimately incur losses that vary from management’s current estimates. Adjustments to the ALLL will be reported in the period such adjustments become known and can be reasonably estimated. All loan losses are charged to the ALLL when the loss actually occurs or when the collectability of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. As a result of such examinations the Company may need to recognize additions to the ALLL based on their judgments about information available to them at the time of such examination.

For more information regarding the change in the ALLL due to COVID-19, see “Impact of COVID-19 on the Company – Financial Impact – Loan Portfolio and Modifications  – Allowance for Loan Losses.”

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

The Company will lose its EGC status on December 31, 2022 since that would be the last day of the fiscal year of the Company following the fifth anniversary of the date of the first sale of the common equity securities of the Company pursuant to an effective registration statement under the Securities Act of 1933. The Company is preparing for the transition in status and compliance with the applicable regulations and accounting pronouncements.

Impact of COVID-19 on the Company

Operational Readiness

The Company identified the potential threat of COVID-19 in February 2020, activated its Pandemic Plan in March 2020, and had a fully remote workforce for its corporate office by early April 2020 as COVID-19 began to affect New York City, the Company’s primary market. The activation of the established Pandemic Plan allowed the Company to react in a disciplined manner to a rapidly changing situation.

On September 7, 2020, the Company implemented its Return-to-Work Plan, which allowed for up to 50% of employees to return to work, at which time the Company had made available, at no cost to employees, on-site COVID-19 testing on a two week schedule. Based on the success of the on-site testing program, the Company revised its Return-to-work Plan to allow 100% of employees to return to work as of March 1, 2021 and increased the frequency of the on-site testing schedule to weekly. The Company continues to monitor conditions and guidance in New York City and the surrounding areas and will revise its Return-to-Work Plan if necessary, in accordance with its Pandemic Plan. The Company encourages its employees to be fully vaccinated.

The Company’s actions ensured, and continue to ensure, the Company’s uninterrupted operational effectiveness, while safeguarding the health and safety of its customers and employees. The Pandemic Plan and Return-to-Work Plan incorporate guidance from the regulatory and health communities, as implemented and monitored by the Company’s Business Continuity Response Team. The Bank’s branch network continues to serve the local community and its online platforms facilitate alternate methods for its customers to meet their financial needs. While COVID-19 has resulted in widespread disruption to the lives and businesses of the Company’s customers and employees, the Company’s Pandemic Plan has enabled the Company to remain focused on assisting customers and ensuring that the Company remains fully operational.

Financial Impact

Loan Portfolio and Modifications

The Company has taken several steps to assess the financial impact of COVID-19 on its business, including contacting customers to determine how their business was being affected and analyzing the impact of the virus on the different industries that the Company serves.

Loan Portfolio: As of September 30, 2021, total loans consisted primarily of commercial real estate loans (“CRE”), commercial and industrial loans (“C&I”) and multi-family mortgage loans. At September 30, 2021, the Company’s commercial loan portfolio includes loans to the following industries (dollars in thousands):

	September 30, 2021
	Balance	% of Total Loans

CRE (1)
Skilled Nursing Facilities	$762,316	21.2%
Multi-family	374,555	10.4%
Retail	235,447	6.5%
Mixed use	282,381	7.8%
Office	192,042	5.3%
Hospitality	164,011	4.6%
Construction	150,144	4.2%
Other	706,318	19.6%
Total CRE	$2,867,214	79.6%

C&I (2)
Healthcare	$111,359	3.1%
Skilled Nursing Facilities	98,489	2.7%
Finance & Insurance	165,910	4.6%
Wholesale	28,315	0.8%
Manufacturing	14,496	0.4%
Transportation	4,203	0.1%
Retail	75,952	2.1%
Recreation & Restaurants	5,903	0.2%
Other	90,641	2.5%
Total C&I	$595,268	16.5%

(1)	Commercial real estate, not including participations
(2)	Net of PPP loans, premiums and overdraft adjustments

The largest concentration in the loan portfolio is to the healthcare industry, which amounted to $972.2 million, or 26.9% of total loans at September 30, 2021, including $860.8 million in loans to skilled nursing facilities (“SNF”). Approximately 88.6% of the SNF loans are in the CRE portfolio, which have an average LTV of 64.8%, and the borrowers are primarily in “certificate of need” states, which limits the supply of beds and supports stable occupancy rates. The Company is working closely with SNF’s and has not noted any significant impact on our SNF loans because of COVID-19 as the demand for nursing home beds remains strong and cash flows have not been significantly affected.

Loan Deferrals: The Company has been working with customers to address their needs during the pandemic. The following is a summary of loan modifications requested and that remain on deferral as of September 30, 2021 (dollars in thousands):

	CRE		Consumer		Total
		Number of		Number of		Number of
Type of Modification	Balance	Loans	Balance	Loans	Balance	Loans

Defer monthly principal payments	$39,153	6	$—	—	$39,153	6
Full payment deferral	9,747	1	238	3	9,985	4
	$48,900	7	$238	3	$49,138	10

Full payment deferrals were $10.0 million, or 0.3% of total loans as of September 30, 2021. Principal only deferrals were $39.2 million, or 1.1% of total loans, as of September 30, 2021.

The following is a summary of the weighted average loan-to-value ratio (“LTV”) for CRE loan modifications requested and that remain in process as of September 30, 2021 (dollars in thousands):

Industry	Total Modifications	Weighted Average LTV

CRE:
Retail	$—	0.0%
Hospitality	30,568	61.1%
Office	—	0.0%
Mixed-Use	11,881	68.3%
Multifamily	—	0.0%
Warehouse	—	0.0%
Other	6,451	75.8%
Total	$48,900	64.8%

Allowance for Loan Losses:  Management continues to monitor the impact of COVID-19, particularly as the term of loan modifications expire and borrowers return to a normal debt service schedule, as well as the commencement of a repayment schedule for payments that were deferred.  As such, significant adjustments to the ALLL may be required if COVID-19 further impacts the Company’s borrowers.

The Company has not yet adopted ASU No. 2016-13, Financial Instruments – Credit Losses, which requires the measurement of all current expected credit losses (“CECL”) for financial assets. The Company is required to implement CECL by December 31, 2022. The Company is currently developing CECL models and evaluating its potential impact on the Company’s ALLL.

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

The Company had total assets of $6.1 billion at September 30, 2021, an increase of 41.8% from $4.3 billion at December 31, 2020. Total loans, net of deferred fees, increased to $3.6 billion at September 30, 2021, as compared to $3.1 billion at December 31, 2020. The increase in total loans from December 31, 2020 was due primarily to an increase of $459.7 million in commercial real estate (“CRE”) loans and $19.8 million in commercial and industrial (“C&I”) loans due to new loan production.

Total cash and cash equivalents were $1.9 billion at September 30, 2021, an increase of 114.9% from $864.3 million at December 31, 2020. The increase in cash and cash equivalents reflected the growth in deposits of $1.6 billion that exceeded growth in loans of $466.2 million for the nine months ended September 30, 2021.

Loans were $3.6 billion at September 30, 2021, an increase of $466.2 million from $3.1 billion at December 31, 2020 driven primarily by loan production of approximately $814.1 million, offset by payoffs of approximately $333.1 million.

Total securities, primarily those classified as AFS, were $607.5 million at September 30, 2021, an increase of 124.0% from December 31, 2020. At September 30, 2021 and December 31, 2020, the Company’s securities portfolio primarily consisted of investment grade securities. There were no securities pledged as collateral at September 30, 2021.

Total deposits increased to $5.5 billion at September 30, 2021, up 42.5% from $3.8 billion at December 31, 2020. The increase in deposits for the third quarter was due to increases of $1.1 billion in non-interest-bearing deposits and $550.3 million in interest-bearing deposits. Interest-bearing deposits were comprised of $2.5 billion of money market accounts, which increased by $556.1 million, and $82.0 million of time deposits, which decreased by $10.0 million. Non-interest-bearing deposits were 51.4% of total deposits at September 30, 2021, as compared to 45.1% at December 31, 2020.

Total stockholders’ equity increased $201.9 million to $542.7 million at September 30, 2021, as compared to $340.8 million at December 31, 2020. The increase was primarily due to net proceeds from the secondary offering of $162.7 million and net income of $41.7 million for the nine months ended September 30, 2021, offset by a net decrease in accumulated other comprehensive income of $3.8 million due to a net unrealized loss related to AFS securities and derivatives.

The Company and the Bank meet all the requirements to be considered “Well-Capitalized” under applicable regulatory guidelines.  At September 30, 2021, total CRE loans were 349.1% of risk-based capital, as compared to 412.5% at December 31, 2020.

Asset Quality

Non-Performing Assets

Non-performing assets consist of non-accrual loans, accruing loans that are 90 days or more past due, consumer loans placed in forbearance with payments past due over 90 days and still accruing, non-accrual TDRs, and other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure. Non-performing loans exclude TDRs that are accruing and have been performing in accordance with the terms of their restructure agreement for at least six months.  In accordance with the COVID-19 Guidance, non-performing loans do not include loan modifications that are due over 90 days due to COVID-19. See “Note 5 – Loans and Allowance for Loan Losses – COVID-19 Loan Deferrals.”

At September 30, 2021 and December 31, 2020, the Company had no non-performing TDRs and no foreclosed real estate. The past due status on all loans is based on the contractual terms of the loan. It is generally the Company’s policy that a loan 90 days past due be placed on non-accrual status unless factors exist that would eliminate the need to place a loan on this status. A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. At the time loans are placed on non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed. All payments received on non-accrual loans are generally applied to principal. Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Company expects to receive all of its original principal and interest. In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept on non-accrual status until the entire principal balance has been recovered.

Interest income that would have been recorded for the three months ended September 30, 2021 and 2020, had non-accrual and TDR loans been current according to their original terms, was immaterial.

The table below sets forth key asset quality ratios as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Asset quality ratios:
Non-Performing loans to total loans	0.43%	0.20%
Allowance for loan losses to total loans	1.06	1.13
Non-performing loans to total assets	0.25	0.15
Allowance for loan losses to non-performing loans	247.92	554.19
Allowance for loan losses to non-accrual loans	257.51	630.02
Non-accrual loans to total loans	0.41	0.18
Ratio of year-to-date net charge-offs (recoveries) to average loans outstanding in aggregate	0.02	0.01

Non-Performing Loans

Non-performing loans were $15.4 million at September 30, 2021, an increase of $9.0 from $6.4 million at December 31, 2020. The increase was primarily due to a CRE loan with a balance of $10.0 million becoming 90 days past due during the period.

Non-performing loans were 0.43% of total loans at September 30, 2021, as compared to 0.20% of total loans at December 31, 2020.

Troubled Debt Restructurings

The Company works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Company has modified the terms of select loans to maximize their collectability. The modified loans are considered TDRs under current accounting guidance unless the loan was modified pursuant to the COVID-19 Guidance or the CARES Act (see “Note 5 – Loans and Allowance for Loan Losses – COVID-19 Loan Modifications”).

Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. The Company had no non-performing TDRs at September 30, 2021 or December 31, 2020. The Company had $1.3 million and $1.4 million of TDRs as of September 30, 2021 and December 31, 2020, respectively. These loans were performing in accordance with their restructured terms.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.

The majority of the Company’s impaired loans are secured and measured for impairment based on collateral evaluations. It is the Company’s policy to obtain updated appraisals, by independent third parties, on loans secured by real estate at the time a loan is determined to be impaired. An impairment measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allowance or charge-off. In determining the amount of any specific allowance or charge-off, the Company will make adjustments to reflect the estimated costs to sell the property. Upon receipt and review of the updated appraisal, an additional measurement is performed to determine if any further adjustments to the ALLL are necessary. Impaired loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allowance or recognition of additional charge-offs. Non-real estate collateral may be valued using (i) an appraisal, (ii) net book value of the collateral per the borrower’s financial statements, or (iii) accounts receivable aging reports, that may be adjusted based on management’s knowledge of the client and client’s business. If market conditions warrant, future appraisals are obtained for both real estate and non-real estate collateral.

Allowance for Loan Losses

The ALLL is an amount that management believes is adequate to absorb probable incurred losses on existing loans. The ALLL is established based on management’s evaluation of the probable incurred losses inherent in the Company’s portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances.

The ALLL was $38.1 million at September 30, 2021, as compared to $35.4 million at December 31, 2020. The ratio of ALLL to total loans was 1.06% at September 30, 2021, as compared to 1.13% at December 31, 2020. The increase in the ALLL was primarily due to loan growth .

Net recoveries for the three months ended September 30, 2021 were $254,000. Net charge-offs for the three months ended September 30, 2020 were $28,000. Net charge-offs for the nine months ended September 30, 2021 and 2020 were $601,000 and $351,000, respectively.

Deposits

The tables below summarize the Company’s deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2020 to September 30, 2021 (dollars in thousands):

	At September 30, 2021	At December 31, 2020	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$2,803,823	$1,726,135	$1,077,688	62.4%
Money market	2,549,622	1,993,514	556,108	27.9
Savings accounts	22,085	17,895	4,190	23.4
Time deposits	82,039	92,062	(10,023)	(10.9)
Total	$5,457,569	$3,829,606	$1,627,963	42.5

As of September 30, 2021, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $2.70 billion. In addition, as of September 30, 2021, the aggregate amount of the Company’s uninsured time deposits was $40.2 million. The following table presents the scheduled maturities of time deposits greater than $250,000 as of September 30, 2021 (in thousands):

At September 30, 2021
Three months or less	$3,663
Over three months through six months	6,802
Over six months through one year	20,144
Over one year	9,547
Total time deposits greater than $250,000	$40,156

The Company’s primary deposit strategy is to fund the Company with stable deposits. The increase in deposits for the third quarter of 2021 was due to increases of $1.1 billion in non-interest-bearing deposits and $550.3 million in interest-bearing deposits, resulting from increases across most deposit verticals. Interest-bearing deposits comprised of $2.5 billion of money market accounts, which increased by $556.1 million, $82.0 million of time deposits, which decreased by $10.0 million and $22.1 million of savings accounts which increased $4 million. Non-interest-bearing deposits were 51.4% of total deposits at September 30, 2021, as compared to 45.1% at December 31, 2020.

The strength of the Company’s deposit franchise comes from its long-standing relationships with clients and the strong ties it has in its market area. The Company provides commercial clients with convenient solutions such as remote deposit capture, business online banking and various other retail services and products. The Company has also developed a diversified funding strategy, which affords it the opportunity to be less reliant on branches. Deposit verticals include borrowing clients, non-borrowing clients, global payment business deposits and corporate cash management clients.

Borrowings

At September 30, 2021, the Company had available borrowing capacity of $528.9 million from the FHLB and an available line of credit of $116.9 million with the Federal Reserve Bank of New York (“FRBNY”). At December 31, 2020, the Company had an available borrowing capacity of $499.8 million from the FHLB and an available line of credit of $123.8 million with the FRBNY. The Company had no borrowings outstanding from the FHLB or FRBNY at September 30, 2021 or December 31, 2020.

On December 7, 2005, the Company established MetBank Capital Trust I, a Delaware statutory trust (“Trust I”). The Company owns all of the common capital securities of Trust I in exchange for contributed capital of $310,000. Trust I issued $10 million of preferred securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust I’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust I, mature on December 9, 2035 and bear interest at a floating rate of three-month LIBOR plus 1.85%. The Debentures became callable after five years of issuance. At September 30, 2021, the Debentures bore an interest rate of 1.98%.

On July 14, 2006, the Company established MetBank Capital Trust II, a Delaware statutory trust (“Trust II”). The Company owns all of the common securities of Trust II in exchange for contributed capital of $310,000. Trust II issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust II’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures II”) issued by the Company. The Debentures II, the sole assets of Trust II, mature on October 7, 2036, and bear interest at a floating rate of three-month LIBOR plus 2.00%. The Debentures II became callable after five years of issuance. At September 30, 2021, the Debentures II bore an interest rate of 2.13%.

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

The terms of the trust preferred securities and subordinated notes payable will be impacted by the transition from LIBOR to an alternative U.S. dollar reference interest rate, potentially the Secured Overnight Borrowing Rate (“SOFR”), in 2022. In March 2021, an announcement by LIBOR’s administrator, the ICE Benchmark Administration, signaled to the market that USD LIBOR for the most liquid maturities is now likely to continue to be published until June 30, 2023; however, no definitive announcement has been made on this delay. Management is currently evaluating the impact of the transition on the trust preferred securities payable.

Secured Borrowings

The Company has loan participation agreements with counterparties. The Company is generally the servicer for these loans. If the transfer of the participation interest does not qualify for sale treatment under current accounting guidance, the amount of the loan transferred is recorded as a secured borrowing. There were $35.6 million and $37.0 million in secured borrowings as of September 30, 2021 and December 31, 2020, respectively.

Results of Operations

Net income increased $5.4 million to $16.2 million for the third quarter of 2021, as compared to $10.8 million for the third quarter of 2020. This increase was due primarily to an increase of $9.1 million in net interest income after provision for loan losses. This was offset by an increase in non-interest expense of $3.1 million driven by an increase in compensation and benefits costs due to additional full-time employees and increases in professional fees, technology and licensing costs in line with business and volume growth, partially offset by reduced licensing fees given the LIBOR rate reduction.

Net income increased $14.0 million to $41.7 million for the nine months ended September 30, 2021, as compared to $27.7 million for the nine months ended September 30, 2020. This increase was primarily due to an increase of $25.1 million in net interest income after provision for loan losses and a $3.0 million increase in non-interest income, offset by a $7.3 million increase in non-interest expense and a $6.9 million increase in income tax expense

Net Interest Income

Net interest income increased $8.5 million for the third quarter of 2021 to $40.8 million, as compared to $32.3 million for the third quarter of 2020. This increase was primarily due to an increase of $1.9 billion in the average balances of interest-earning assets for the third quarter of 2021 as compared to the third quarter of 2020. This was partially offset by a $587.7 million increase in the average balance of interest-bearing liabilities for the third quarter of 2021, as compared to the third quarter of 2020.

Net interest income increased $20.7 million for the nine months ended September 30, 2021 to $112.2 million, as compared to $91.5 million for the nine months ended September 30, 2020. The increase was primarily due to an increase of $1.6 billion in the average balances of interest-earning assets for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This was partially offset by a $423.8 million increase in the average balances of interest-bearing liabilities for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

	Three months ended September 30,
	2021				2020
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/Rate (annualized)		Average Outstanding Balance	Interest	Yield/Rate (annualized)
Assets:
Interest-earning assets:
Loans (1)	$3,566,852	$42,730	4.65%		$2,946,359	$34,844	4.66%
Available-for-sale securities	538,115	1,454	1.06%		180,698	582	1.26%
Held-to-maturity securities	2,120	9	1.66%		3,181	14	1.71%
Equity investments - non-trading	2,316	6	1.01%		2,284	10	1.63%
Overnight deposits	1,738,102	666	0.15%		854,737	299	0.14%
Other interest-earning assets	11,991	153	5.06%		14,680	196	5.22%
Total interest-earning assets	5,859,496	45,018	2.99%		4,001,939	35,945	3.54%
Non-interest-earning assets	95,181				57,545
Allowance for loan and lease losses	(38,129)				(33,118)
Total assets	$5,916,548				$4,026,366

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market, savings and other interest-bearing accounts	$2,501,757	$3,524	0.56%		$1,818,436	$2,258	0.49%
Certificates of deposit	82,628	192	0.92%		97,685	423	1.72%
Total interest-bearing deposits	2,584,385	3,716	0.57%		1,916,121	2,681	0.56%
Borrowed funds	45,309	510	4.40%		125,841	940	2.92%
Total interest-bearing liabilities	2,629,694	4,226	0.64%		2,041,962	3,621	0.71%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	2,814,335				1,583,037
Other non-interest-bearing liabilities	77,732				76,491
Total liabilities	5,521,761				3,701,490

Stockholders' Equity	394,787				324,876
Total liabilities and equity	$5,916,548				$4,026,366

Net interest income		$40,792				$32,324
Net interest rate spread (2)			2.35%				2.83%
Net interest-earning assets	$3,229,802				$1,959,977
Net interest margin (3)			2.70%				3.18%
Ratio of interest earning assets to interest bearing liabilities			2.23	x			1.96	x
(1)	Amount includes deferred loan fees and non-performing loans.
(2)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

	Nine months ended September 30,
	2021				2020
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/Rate (annualized)		Average Outstanding Balance	Interest	Yield/Rate (annualized)
Assets:
Interest-earning assets:
Loans (1)	$3,365,602	$118,803	4.70%		$2,826,845	$100,655	4.75%
Available-for-sale securities	453,105	3,409	0.99%		179,845	2,536	1.85%
Held-to-maturity securities	2,362	30	1.67%		3,408	47	1.81%
Equity investments - non-trading	2,309	21	1.20%		2,274	32	1.85%
Overnight deposits	1,485,994	1,453	0.13%		707,125	2,266	0.43%
Other interest-earning assets	11,864	457	5.15%		18,189	700	5.06%
Total interest-earning assets	5,321,236	124,173	3.11%		3,737,686	106,236	3.79%
Non-interest-earning assets	83,582				58,040
Allowance for loan and lease losses	(36,820)				(30,461)
Total assets	$5,367,998				$3,765,265
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market, savings and other interest-bearing accounts	$2,294,311	$9,779	0.57%		$1,742,611	$9,867	0.76%
Certificates of deposit	84,363	673	1.07%		99,805	1,497	2.00%
Total interest-bearing deposits	2,378,674	10,452	0.59%		1,842,416	11,364	0.82%
Borrowed funds	45,296	1,534	4.47%		157,729	3,417	2.85%
Total interest-bearing liabilities	2,423,970	11,986	0.66%		2,000,145	14,781	0.99%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	2,496,791				1,378,512
Other non-interest-bearing liabilities	80,838				71,210
Total liabilities	5,001,599				3,449,867

Stockholders' Equity	366,399				315,398
Total liabilities and equity	$5,367,998				$3,765,265

Net interest income		$112,187				$91,455
Net interest rate spread (2)			2.45%				2.80%
Net interest-earning assets	$2,897,266				$1,737,541
Net interest margin (3)			2.81%				3.26%
Ratio of interest earning assets to interest bearing liabilities			2.20	x			1.87	x

(1)	Amount includes deferred loan fees and non-performing loans.
(2)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

Net Interest Margin

Net interest margin decreased by 48 basis points to 2.70% for the third quarter of 2021, as compared to 3.18% for the third quarter of 2020, primarily due to increased low yielding overnight deposits driven by deposit growth and lower yields on securities; partially offset by a decrease of 7 basis points in the average cost of interest-bearing liabilities driven by the lower rate environment.

Net interest margin decreased by 45 basis points to 2.81% for the nine months ended September 30, 2021, as compared to 3.26% for the nine months ended September 30, 2020, primarily due to increased low-yielding overnight deposits driven by deposit growth; partially offset by a decrease of 33 basis points in the average cost of interest-bearing liabilities driven by the lower rate environment.

Interest Income

Interest income increased $9.1 million to $45.0 million for the third quarter of 2021, as compared to $35.9 million for the third quarter of 2020. This increase was due primarily to an increase of $7.9 million in interest income on loans.

The increase in interest income on loans was due to a $620.5 million increase in the average balance of loans to $3.57 billion for the third quarter of 2021, as compared to an average balance of $2.95 billion for the third quarter of 2020; partially offset by a decrease of 1 basis point in average loan yield to 4.65% for the third quarter of 2021, as compared to 4.66% for the third quarter of 2020.

The increase in interest on overnight deposits was due to an increase of $883.4 million in the average balance of overnight deposits to $1.74 billion for the third quarter of 2021, as compared to $854.7 million for the third quarter of 2020 and an increase of 1 basis point in the average yield on overnight deposits to 15 basis points for the third quarter of 2021, as compared to 0.14% for the third quarter of 2020.

Interest income increased $17.9 million to $124.2 million for the nine months ended September 30, 2021, as compared to $106.2 million for the nine months ended September 30, 2020. This increase was due primarily to an increase of $18.1 million in interest income on loans.

The increase in interest income on loans was due to a $538.7 million increase in the average balance of loans to $3.37 billion for the nine months ended September 30, 2021, as compared to an average balance of $2.83 billion for the nine months ended September 30, 2020. The impact of the increase in the average balance of loans was partially offset by a decrease of 5 basis points in the average loan yield to 4.70% for the nine months ended September 30, 2021, as compared to 4.75% for the nine months ended September 30, 2020.

The decrease in interest on overnight deposits was due a decrease of 30 basis points in the average yield on overnight deposits to 13 basis points for the nine months ended September 30, 2021, as compared to 43 basis points for the nine months ended September 30, 2020. This was offset by an increase of $778.9 million in the average balance of overnight funds to $1.49 billion for the nine months ended September 30, 2021, as compared to $707.1 million for the nine months ended September 30, 2020.

Interest Expense

Interest expense increased $605,000 to $4.2 million for the third quarter of 2021 as compared to the third quarter of 2020. Interest on deposits increased $1.0 million offset by a $430,000 decrease in interest on borrowings.

The increase in interest on deposits was primarily due to a $668.3 million increase in the average balance of interest-bearing deposits to $2.58 billion for the third quarter of 2021, as compared to an average balance of $1.92 billion for the third quarter of 2020, and an increase of 1 basis point in the average cost of deposits to 57 basis points for the third quarter of 2021, as compared to 56 basis points for the third quarter of 2020. The decrease in interest expense on borrowings was primarily due to a $80.5 million decrease in the average balance of borrowings to $45.3 million for the third quarter of 2021, as compared to $125.8 million for the third quarter of 2020, driven by repayment of $144 million of FHLB advances in 2020.

Interest expense decreased $2.8 million to $12.0 million for the nine months ended September 30, 2021, as compared to $14.8 million for the nine months ended September 30, 2020. The decrease was due to a decrease of $912,000 in interest on deposits and a $1.9 million decrease in interest on borrowings. The decrease in interest expense on deposits was primarily due to a decrease of 23 basis points in the average cost of deposits to 59 basis points for the nine months ended September 30, 2021, as compared to 82 basis points for the nine months ended September 30, 2020. The impact of this decrease was partially offset by a $536.3 million increase in the average balance of interest-bearing deposits to $2.38 billion for the nine months ended September 30, 2021, as compared to an average balance of $1.84 billion for the nine months ended September 30, 2020. Interest expense on borrowings decreased primarily due to a $112.4 million decrease in the average balance of borrowed funds to $45.3 million for the nine months ended September 30, 2021, as compared to $157.7 million for the nine months ended September 30, 2020. This decrease was partially offset by an increase of 1.62% in the average cost of borrowings to 4.47% for the nine months ended September 30, 2021, as compared to 2.85% for the nine months ended September 30, 2020.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2021 was $490,000, a decrease of $647,000 from the third quarter of 2020 which reflected the impact of net recoveries during the current quarter and improving economic conditions, offset by loan growth. The provision for loan losses for the nine months ended September 30, 2021 was $3.3 million, a decrease of $4.4 million from the nine months ended September 30, 2020 primarily due to additional provision in the nine months ended September 30, 2020 in consideration of the potential economic impact of COVID-19.

Non-Interest Income

Non-interest income for the third quarter of 2021 increased by $2.3 million, as compared to the third quarter of 2020. The increase was primarily due to an increase of $1.0 million of Global Payments Group revenue and an increase of $1.2 million in service charges and fees.

Non-interest income for the nine months ended September 30, 2021 increased by $3.0 million, as compared to the nine months ended September 30, 2020. The increase was primarily due to an increase of $4.2 million of Global Payments Group revenue and an increase of $1.6 million in service charges and fees, offset by a $2.7 million decrease in gain on sale of securities.

Non-Interest Expense

Non-interest expense increased $3.1 million, as compared to the third quarter of 2020. Non-interest expense increased $7.3 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.  Drivers for both the three and nine months ended September 30, 2021 included an increase in compensation and benefits cost due to additional full-time employees along with annual salary adjustments and increases in professional fees in line with business and volume growth, partially offset by reduced licensing fees given the LIBOR rate reduction.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss is represented by the contractual amount of the instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

At September 30, 2021, the Company had $357.8 million in loan commitments in the form of unused lines of credit. It also had $51.5 million in standby letters of credit at September 30, 2021. At December 31, 2020, the Company had $285.7 million in loan commitments outstanding and $34.3 million in standby letters of credit.

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

The Company regularly reviews the need to adjust its investments in liquid assets based upon its assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At September 30, 2021 and December 31, 2020, cash and cash equivalents totaled $1.9 billion and $864.3 million, respectively.  Securities classified as AFS and equity investments, which provide additional sources of liquidity, totaled $605.5 million at September 30, 2021 and $268.4 million at December 31, 2020. There were no securities pledged as collateral at September 30, 2021 or December 31, 2020.

During the quarter ended September 30, 2021, the Company raised $172.5 million of capital through the issuance of 2.3 million shares of its common stock at a price of $75 per share, resulting in net proceeds of $162.7 million.

The Company has no material commitments or demands that are likely to affect its liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, the Company could access its borrowing capacity with the FHLB or obtain additional funds through brokered certificates of deposit.

Time deposits due within one year of September 30, 2021 totaled $30.6 million, or 0.6% of total deposits. Total time deposits were $82.0 million, or 1.5% of total deposits, at September 30, 2021. Time deposits due within one year of December 31, 2020 totaled $51.3 million, or 1.3% of total deposits. Total time deposits were $92.1 million, or 2.4%, of total deposits, at December 31, 2020.

The Company’s primary investing activities are the origination, and to a lesser extent, purchase, of loans and the purchase of securities. For the third quarter of 2021, the Company’s loan production was $313 million, as compared to $183.3 million for the third quarter of 2020.

Financing activities consisted primarily of activity in deposit accounts. Total deposits increased to $5.5 billion at September 30, 2021, up 42.5% from $3.8 billion at December 31, 2020. The increase in deposits for the nine months ended September 30, 2021 was due to increases of $1.1 billion in non-interest-bearing deposits and $550.2 million in interest-bearing deposits, resulting from increases across most deposit verticals. Interest-bearing deposits were comprised of $2.5 billion of money market accounts, which increased by $556.1 million, and $82.0 million of time deposits, which decreased by $10.0 million. Non-interest-bearing deposits were 51.4% of total deposits at September 30, 2021, as compared to 45.1% at December 31, 2020.

Regulation

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At September 30, 2021 and December 31, 2020, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and the Bank review capital levels on a monthly basis.

	At September 30, 2021	At December 31, 2020	Minimum Ratio to be “Well Capitalized”	Minimum Ratio Required for Capital Adequacy Purposes

The Company:
Tier 1 leverage ratio	9.4%	8.5%	N/A	4.0%
Common equity tier 1	14.1%	10.1%	N/A	4.5%
Tier 1 risk-based capital ratio	14.8%	10.9%	N/A	8.0%
Total risk-based capital ratio	16.5%	12.7%	N/A	6.0%

The Bank
Tier 1 leverage ratio	9.3%	9.0%	5.0%	4.0%
Common equity tier 1	14.6%	11.6%	6.5%	4.5%
Tier 1 risk-based capital ratio	14.6%	11.6%	8.0%	6.0%
Total risk-based capital ratio	15.6%	12.7%	10.0%	8.0%

At September 30, 2021, total commercial real estate loans were 349.1% of risk-based capital, as compared to 412.5% at December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General. The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The Board of Directors has oversight of the Company’s asset and liability management function, which is managed by the Company’s Asset/Liability Management Committee (“ALCO”). The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That group also reviews liquidity, capital, deposit mix, loan mix and investment positions.

Interest Rate Risk. As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most assets and liabilities, and the fair value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

The Company manages its exposure to interest rates primarily by structuring its balance sheet in the ordinary course of business. Based upon the nature of operations, the Company is not subject to foreign exchange or commodity price risk and does not own any trading assets.

Income At-Risk. The Company analyzes its sensitivity to changes in interest rates through a net interest income simulation model. It estimates what net interest income would be for a one-year period based on current interest rates, and then calculates what the net interest income would be for the same period under different interest rate assumptions. For modeling purposes, the Company reclassifies licensing fees on corporate cash management accounts from non-interest expense to interest expense since the fees are indexed to certain market interest rates. In the first quarter of 2020, the Company entered into an interest rate cap derivative contract as part of its interest rate risk management strategy. The interest rate cap has a notional amount of $300 million and was designated as a cash flow hedge of certain deposits. The interest rate subject to the cap is 30-day LIBOR.

The following table shows the estimated impact on net interest income for the one-year period beginning September 30, 2021 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

Although the net interest income table below provides an indication of interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results. The following table indicates the sensitivity of projected annualized net interest income to the interest rate movements described above at September 30, 2021 (dollars in thousands):

At September 30, 2021
Change in Interest Rates (basis points)	Net Interest Income Year 1 Forecast	Year 1 Change from Forecast
400	$212,924	38.19%
300	194,724	26.38
200	176,802	14.74
100	162,234	5.29
—	154,084	—
-100	148,478	(3.64)

Given the low market interest rates, the Company did not model a 200 basis point decrease in interest rates at September 30, 2021.

The table above indicates that at September 30, 2021, in the event of a 200 basis points increase in interest rates, the Company would experience a 14.74% increase in net interest income. In the event of a 100 basis points decrease in interest rates, it would experience a 3.64% decrease in net interest income.

Economic Value of Equity Analysis

The Company analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates.

The table below represents an analysis of interest rate risk as measured by the estimated changes in economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +300 and +400 basis points and -100 basis points) at September 30, 2021 (dollars in thousands):

		Estimated Increase (Decrease) in		EVE as a Percentage of Fair
		EVE		Value of Assets (3)
Change in					Increase
Interest Rates					(Decrease)
(basis points) (1)	Estimated EVE (2)	Dollars	Percent	EVE Ratio (4)	(basis points)
+400	$788,807	$137,053	21.03%	13.51	298
+300	763,463	111,709	17.14	12.89	236
+200	732,462	80,708	12.38	12.19	166
+100	698,637	46,883	7.19	11.45	92
—	651,754	—	—	10.54	—
-100	487,553	(164,201)	(25.19)	7.83	(271)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from the Company’s liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

Given the low market interest rates, the Company did not model a 200 basis point decrease in interest rates at September 30, 2021.

The table above indicates that at September 30, 2021, in the event of a 100 basis point decrease in interest rates, the Company would experience a 271 basis point decrease in its economic value of equity. In the event of a 200 basis point increase in interest rates, it would experience an increase of 166 basis points in economic value of equity.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and the Chief Financial Officer, who is the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2021. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various pending and threatened legal actions relating to the conduct of its normal business activities. In the opinion of management, as of September 30, 2021, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to the Company’s financial condition, results of operations, and liquidity.

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

101	INS XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation Linkbase

101	DEF XBRL Taxonomy Extension Definition Linkbase

101	LAB XBRL Taxonomy Extension Label Linkbase

101	PRE XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from Metropolitan Bank Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: November 3, 2021	By:	/s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: November 3, 2021	By:	/s/ Gregory A. Sigrist

Gregory A. Sigrist

Executive Vice President and Chief Financial Officer