Form 10-K
period 2021-12-31
Metropolitan Bank Holding Corp.
filed 2022-03-10
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ⌧   NO ◻

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2021, as reported by the New York Stock Exchange, was approximately $475.0 million.

As of March 7, 2022, there were issued and outstanding 10,931,697 shares of the Registrant’s Common Stock.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders (Part III).

GLOSSARY OF COMMON TERMS AND ACRONYMS

AFS	Available-for-sale	FHLBNY	Federal Home Loan Bank of New York
ALCO	Asset Liability Committee	FRB	Federal Reserve Bank
ALLL	Allowance for loan and lease losses	FRBNY	Federal Reserve Bank of New York
ASU	Accounting Standards Update	FX	Foreign exchange
BaaS	Banking-as-a-Service	GAAP	U.S. Generally accepted accounting principles
Bank	Metropolitan Commercial Bank	HTM	Held-to-maturity
BHC Act	Bank Holding Company Act of 1956, as amended	ISO	Incentive stock option
BSA	Bank Secrecy Act	JOBS Act	The Jumpstart Our Business Startups Act
C&I	Commercial and Industrial	LIBOR	London Inter-Bank Offered Rate
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	LTV	Loan-to-value
CECL	Current Expected Credit Loss	MBS	Mortgage-backed securities
CFPB	Consumer Financial Protection Bureau	NYSDFS	New York State Department of Financial Services
Company	Metropolitan Bank Holding Corp.	OCC	Office of the Comptroller of the Currency
Coronavirus	COVID-19	OTTI	Other-than-temporary impairment
CRA	Community Reinvestment Act	PPP	Paycheck Protection Program
CRE	Commercial real estate	PRSU	Performance Restricted Share Units
CRE Guidance	Commercial Real Estate Lending, Sound Risk Management Practices	SEC	U.S. Securities and Exchange Commission
DIF	Deposit Insurance Fund	SOFR	Secured Overnight Financing Rate
EGC	Emerging Growth Company	SRC	Smaller reporting company
EVE	Economic value of equity	TDR	Troubled debt restructuring
FASB	Financial Accounting Standards Board	USD	U.S. Dollar
FDIC	Federal Deposit Insurance Corporation

NOTE ABOUT FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K may contain certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Annual Report on Form 10-K that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under Item 1A. “Risk Factors” and as described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. In addition, these factors include but are not limited to:

●	increases in competitive pressures among financial institutions or from non-financial institutions;
●	changes in the interest rate environment, including the impact of interest rate reform that applies to transactions that reference LIBOR, may reduce interest margins or affect the value of the Company’s investments;
●	changes in deposit flows or loan demand may adversely affect the Company’s business;
●	changes in accounting principles, policies or guidelines may cause the Company’s financial condition to be reported or perceived differently;
●	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which the Company does business, or conditions in the securities markets or the banking industry may be less favorable than currently anticipated;
●	declines in real estate values in the Company’s market area may adversely affect its loan production;
●	legislative, tax or regulatory changes or actions may adversely affect the Company’s business;
●	technological changes may be more difficult or expensive than anticipated;
●	system failures or cyber-security breaches of our information technology infrastructure or those of the Company’s third-party service providers or those of our fintech partners for which we provide global payments infrastructure;
●	the failure to maintain current technologies and to successfully implement future information technology enhancements;
●	the ability to attract or retain key employees;
●	successful implementation or consummation of new business initiatives may be more difficult or expensive than anticipated;
●	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies, non-performing assets and charge-offs and changes in the estimates of the adequacy of the ALLL;
●	difficulties associated with achieving or predicting expected future financial results; and
●	the potential impact on the Company’s operations and customers resulting from natural or man-made disasters, wars, acts of terrorism, cyber-attacks and pandemics such as COVID-19, as discussed below.

Further, given its ongoing and dynamic nature, including the rate of vaccine acceptance and the development of new variants, it is difficult to predict the continued impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy worsens, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our ALLL may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; our cyber security risks may increase if a significant number of our employees are forced to work remotely; and FDIC premiums may increase if the agency experiences additional resolution costs.

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

PART I

Item 1.  Business

The Company is a bank holding company headquartered in New York, New York and registered under the BHC Act. Through its wholly owned bank subsidiary, Metropolitan Commercial Bank, a New York state chartered bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals primarily in the New York metropolitan area. The Company’s founding members, including its Chief Executive Officer, Mark DeFazio, recognized a need in the New York metropolitan area for a solutions-oriented, relationship bank focused on middle market companies and real estate entrepreneurs whose financial needs are often overlooked by larger financial institutions. The Bank was established in 1999 with the goal of helping these under-served clients build and sustain wealth. Its motto, “The Entrepreneurial Bank,” is a reflection of the Bank’s aspiration to develop a middle-market bank that shares the same entrepreneurial spirit as its clients. By combining the high-tech service and relationship-based focus of a community bank with an extensive suite of financial products and services, the Company is well-positioned to continue to capitalize on the significant growth opportunities available in the New York metropolitan area. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout this Form 10-K.

In addition to traditional commercial banking products, the Company offers corporate cash management and retail banking services, and is an established leader in BaaS through its Global Payments Group (“global payments business”). The Global Payments Group provides global payments infrastructure to its fintech partners, which includes serving as an issuing bank for third-party debit card programs nationwide and providing other financial infrastructure, including cash settlement and custodian deposit services. The Company has developed various deposit gathering strategies, which generate the funding necessary to operate without a large branch network. These activities, together with six strategically located banking centers, generate a stable source of deposits and a diverse loan portfolio with attractive risk-adjusted yields. As of December 31, 2021, the Company’s assets, loans, deposits and stockholders’ equity totaled $7.1 billion, $3.7 billion, $6.4 billion and $557.0 million, respectively.

As a bank holding company, the Company is subject to the supervision of the Board of Governors of the Federal Reserve System. The Company is required to file with the FRB reports and other information regarding its business operations and the business operations of its subsidiaries. As a state-chartered bank that is a member of the FRB, the Bank is subject to FDIC regulations as well as primary supervision, periodic examination and regulation by the NYSDFS as the state regulator and by the FRB as its primary federal regulator.

Amendments to the SEC’s Smaller Reporting Company Definition

In 2018, the SEC adopted amendments to its regulations that raise the thresholds by which entities would be defined as a SRC, which permits reduced disclosure and later filing deadlines. Under the new definition of SRC, a company with less than $250 million of public float will be eligible to provide reduced disclosures. Additionally, companies with less than $100 million in annual revenues and either no public float or a public float that is less than $700 million will also be eligible to provide reduced disclosures. A reporting company will determine whether it qualifies as a SRC annually as of the last business day of its second fiscal quarter. A company must reflect its SRC status in its Form 10-Q for the first fiscal quarter of the next year.

The Company qualified as a SRC for the 2021 fiscal year due to having a public float of less than $250 million as of June 30, 2020 and has elected to take advantage of certain exemptions allowed as an EGC and SRC. See “Business – Emerging Growth Company Status. However, the Company exceeded the $250 million public float threshold as of June 30, 2021 and accordingly will no longer qualify as a SRC beginning with its Form 10-Q for the quarter ending March 31, 2022. In addition, the Company has elected to use the extended transition period for complying with new or revised accounting standards as permitted by the JOBS Act.

Available Information

The SEC maintains an internet site, www.sec.gov, that contains the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments thereto, and other reports electronically filed with the SEC. The Company makes these documents filed with the SEC available free of charge through the Company’s website, www.mcbankny.com, by clicking the Investor Relations tab and selecting “SEC Filings” under the “Filings & Financials” tab. Information included on the Company’s website is not part of this Annual Report on Form 10-K.

Market Area

The Company’s primary market includes the New York metropolitan area, specifically Manhattan and the outer boroughs, and Nassau County. This market is well-diversified and represents the largest market for middle market businesses in the country (defined as businesses with annual revenue of $5 million to $200 million). Middle-market businesses have changed in type, but not in substance, with respect to banking needs in recent decades following a commercial trend out of manufacturing and into services. This has been to the advantage of the middle-market business in the New York metropolitan area, which has continued to grow at a better than average pace relative to other metropolitan regions in the United States. In addition, the Company’s Global Payments Group issues prepaid debit cards to debit card program managers nationwide and administers global payment settlements for its fintech partners globally.

The Company operates six banking centers strategically located within close proximity to target clients. There are four banking centers in Manhattan, one in Brooklyn, New York, and one in Great Neck, Long Island. The 99 Park Avenue banking center, adjacent to the Company headquarters, is located at the center of one of the largest markets for bank deposits in the New York Metropolitan Statistical Area due to the abundance of corporate and high net worth clients. The Manhattan banking centers are centrally located in the heart of neighborhoods strongly identified with specific business sectors, with which the Company has strong existing relationships. The Brooklyn banking center is in the active Boro Park neighborhood, which is home to many small- and medium-sized businesses, and where several important existing lending clients live and work. The banking center in Great Neck, Long Island represents a natural extension of the Company’s efforts to establish a physical footprint in areas where many of its existing and prospective commercial clients are located, and also serves as a central hub for philanthropic and community events.

Competitors

The bank and non-bank financial services industry in the Company’s markets and surrounding areas is highly competitive. The Company competes with a wide range of regional and national banks located in its market areas as well as non-bank commercial finance companies on a nationwide basis. The Company faces competition in both lending and attracting funds as well as merchant processing services from commercial banks, savings associations, credit unions, consumer finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, non-bank lenders, government agencies and certain other non-financial institutions. Many of these competitors have higher lending limits and more assets, capital and resources than the Company, and may be able to conduct more intensive and broader-based promotional efforts to reach both commercial and individual customers. Competition for deposit products can depend heavily on pricing because of the ease with which customers can transfer deposits from one institution to another.

The Company’s primary market consists of the New York metropolitan area, specifically Manhattan and the outer boroughs, and Nassau County. The Company’s market area has a diversified economy typical of most urban population centers, with the majority of employment provided by services, wholesale/retail trade, finance/insurance/real estate (“FIRE”), technology companies and construction. The services industry accounts for the largest employment sector across the two primary market area counties, while wholesale/retail trade accounts for the second largest employment sector in Nassau and New York Counties. FIRE is the third largest employment sector in New York County.

Accessibility, tailored product offerings, disciplined underwriting and differentiated execution create a unique opportunity for the Company to distinguish itself in the market of its target clients, which the Company views as under-served by today’s global financial services industry. Establishing banking centers in close proximity to a “critical mass” of its clients has advanced the Company’s ability to retain and grow deposits, provided opportunities to deepen client relationships, and enhance franchise value.

Business Strategy

The Company’s strategy is to continue to build a relationship-oriented commercial bank by organically growing its existing client relationships and developing new long-term clients. The Company focuses on New York metropolitan area middle-market businesses with annual revenues of $200 million or less and New York metropolitan area real estate entrepreneurs with a net worth of $5 million or more. The Company originates and services CRE and C&I loans of generally between $2 million and $20 million, which it believes is an under-served segment of the market. Management believes that the Company is positioned in a market area offering significant growth opportunities. As it grows, the Company plans to continue its success in converting many of its lending clients into full retail relationships.

The Company differentiates itself in the marketplace by offering excellent service, competitive products, innovative solutions, access to senior management, and an ability to make lending decisions in a timely manner combined with certainty of execution. The Company’s lending team has developed industry expertise that enables it to better understand its clients’ businesses and differentiates it from other banks in the market.

On-going relationships and tailored products

Management believes that the focus on servicing all aspects of the clients’ businesses, including cash management and lending solutions, positions the Company to be able to provide a host of services designed to meet clients’ current and future needs. The Company has the flexibility and commitment to create solutions tailored to the needs of each client. For example, the Company entered the healthcare lending space in 2001 and built out processes, procedures, and customized infrastructure to support its clients in this industry. Management intends to continue leveraging the quality of its team, existing relationships and its client-centered approach to further grow its tailored banking solutions, build deeper relationships and increase penetration in its market area. Additionally, the Company is always working to expand its team by attracting and developing individuals that embody its spirit as “The Entrepreneurial Bank.” This ensures that it continues to meet its high standard of excellence, which drives relationships and loan growth.

Strong deposit franchise

The strength of the Company’s deposit franchise comes from its long-standing relationships with clients and the strong ties it has in its market area. The Company provides commercial clients with convenient solutions such as remote deposit capture, business online banking and various other retail services and products. The Company has also developed a diversified funding strategy, which affords it the opportunity to be less reliant on branches. Deposit funding is provided by the following deposit verticals:

1)	Borrowing clients – The Company generates significant deposits from its borrowing clients. The Company provides commercial clients with convenient solutions such as remote deposit capture, business online banking and various other retail services and products. The Company expects to continue its success of converting lending clients into full retail clients and strategically expand its retail presence.
2)	Non-borrowing retail clients – These customers, located primarily in the New York City metropolitan area, need an efficient technology interface and the personal service of an experienced banker who can assist them in managing their day to day operations. Management believes that not every potential client of the Company is in need of extensions of credit; instead, these clients require a bank that can assist in making them more efficient and competitive.
3)	Global payments business – The Company is an active issuer of debit cards for third-party debit card programs and administers domestic and international digital payments settlements for its fintech clients. Additionally, the Company provides digital currency customers with a suite of cash management solutions. However, the Company does not have any digital assets or liabilities on its statement of financial condition. It is expected that the global payments business will continue to be a diverse source of low-cost deposits as the Company continues to add new clients.
4)	Corporate cash management clients – The Company provides corporate cash management services to clients who are in possession of or have discretion over large deposits such as, but not limited to, property management companies, title companies and bankruptcy trustees.

Products and Services

The Company provides a comprehensive set of commercial and retail banking products and services customized to meet the needs of its clients. The Company offers a broad range of lending products, primarily CRE and C&I loans.

Lending Products

The Company’s CRE products include acquisition loans, loans to refinance or return borrower equity on income producing properties, renovation loans, loans on owner-occupied properties and construction loans. The Company lends against a variety of asset classes, including multi-family, mixed use, retail, office, hospitality and warehouse.

The Company’s C&I products consist primarily of working capital lines of credit secured by business assets, self-liquidating term loans generally made for the acquisition of equipment and other long-lived company assets, trade finance and letters of credit. The majority of C&I loans carry the personal guarantee of the principals of the borrowing entity.

Commercial Real Estate

Non-owner occupied CRE comprises the largest component of the Company’s real estate loan portfolio. These mortgage loans are secured by mixed-use properties, office buildings, commercial condominium units, retail properties, hotels and warehouses. In underwriting these loans, the Company generally relies on the income generated by the property as the primary means of repayment. However, the personal guarantee of the principals will frequently be required as a credit enhancement, particularly when the collateral property is in transition (i.e., under renovation and/or in the lease-up stage). A Phase I Environmental Report is generally required for all new CRE loans.

Loans are generally written for terms of three to five years, although loans with longer terms are occasionally written. Interest rates may be fixed or floating, and repayment schedules are generally based on a 25- to 30-year amortization schedule although interest only loans are also offered.

Factors considered in the underwriting include: the stability of the projected cash flows from the real estate based on operating history, tenancy, and current rental market conditions; development and property management experience of the principals; financial wherewithal of the principals, including an analysis of global cash flows; and credit history of the principals. Maximum LTVs range from 50% to 75%, depending on the property type. The minimum debt coverage ratio is 1.20x, with higher coverage required for hospitality and special use properties.

At December 31, 2021, $856.0 million, or 30.1% of the Company’s real estate loan portfolio consisted of loans to the healthcare industry, all of which were made to nursing and residential care facilities. These loans are made to borrowers with strong cash flows and the Company generally obtains the personal guarantee of high net worth sponsors. The Company has lenders who are well experienced in lending to the healthcare industry, and particularly to skilled nursing homes. They generally originate loans with very experienced operators who typically have over 1,000 beds under management. In addition to being secured by real estate, these loans are also generally secured by the assets of the operating company, and in almost all cases the credit facilities are personally guaranteed by principals of the company, who are typically high net worth individuals. The Company also originates term loans to standalone medical facilities such as radiology and dialysis centers and medical practices, which are secured by the assets of the company and the personal guaranties of the sponsors/owners of the practice.

Multi-family

The multi-family loan portfolio consists of loans secured by multi-tenanted residential properties primarily located in the New York City or the greater New York area. In underwriting multi-family loans, the Company employs the same underwriting standards and procedures as are employed for non-owner occupied CRE.

During the second quarter of 2019, new rent regulations were signed into law by the State of New York. These laws mostly impact rent stabilized units in the New York City boroughs. The laws limit rent increases for rent stabilized multi-family properties, which may make it difficult for owners of these properties to offset increasing property expenses and generate excess cash flows. If expense growth exceeds revenue growth, the property may not generate sufficient cash flows to cover debt service. See “Risk Factors – Risk Relating to Lending Activities – The performance of the Company’s multi-family and mixed-use loans could be adversely impacted by regulation.”

The Company analyzed its portfolio of rent-stabilized multi-family loans, including free market or combinations of rent controlled and free market multi-family properties, to determine if any of the business plans of the properties could be adversely affected by the new regulations in a way that the Company’s underwritten debt service coverage levels could be meaningfully lower than those which might ultimately be achieved. The Company has concluded that the recent New York City rent regulations had a very modest impact on its rent-stabilized multi-family loan portfolio because the Company’s multi-family loans are underwritten to current cash flows. The weighted average debt coverage ratio on rent-regulated stabilized multi-family properties was 2.12x at December 31, 2021. The properties had an average LTV of 33.9% at December 31, 2021, which provides a cushion against potential declines in value.

Construction Loans

Construction lending involves additional risks when compared to permanent loans. These risks include completion risk, which is impacted by unanticipated delays and/or cost overruns, and market risk, i.e., the risk that market rental rates and/or market sales prices may decline before the project is completed. Therefore, the Company only originates construction loans on a very selective basis. The types of construction loans the Company may originate are both extensive renovation loans as well as ground-up construction loans. At December 31, 2021, construction loans comprised 4.0% of the Company’s loan portfolio. In all cases the owner/developer will have extensive construction experience, sufficient equity in the transaction (maximum loan to cost of 65%) and personal recourse on the loan. The Company has established limits for construction lending as a percentage of risk-based capital.

Commercial and Industrial Loans

C&I credit facilities are made to a wide range of industries. The principals of the companies have extensive experience in acquiring and operating their business. The industries include healthcare with a specialty in skilled nursing facilities, auto leasing firms, wholesalers, manufacturers and importers and exporters of a wide range of products. The loans are secured by the assets of the company including accounts receivable, inventory and equipment and, in most cases, are personally guaranteed. Collateral may also include owner-occupied real estate. The Company targets companies that have $200 million of revenues or less.

The Company’s lines of credit are generally reviewed on an annual basis. Term loans typically have terms of two to five years and are also reviewed on an annual basis. The credit facilities may be made with either fixed or floating rates.

C&I loans are subject to risk factors that are unique to each business. In underwriting these loans, the Company seeks to gain an understanding of each client’s business in order to accurately assess the reliability of the company’s cash flows. The Company lends to borrowers who are well capitalized, and have an established track record in their business, with predictable growth and cash flows.

At December 31, 2021, $207.6 million, or 31.7% of the Company’s C&I loan portfolio, consisted of loans to the healthcare industry, of which $101.9 million, or 49.1%, of these loans were made to nursing and residential care facilities. These loans are made to borrowers with strong cash flows and the Company generally obtains the personal guarantee of high net worth sponsors. Within the C&I lending group, the Company has lenders who are well experienced in lending to the healthcare industry, and particularly to skilled nursing homes. They generally originate loans with very experienced operators who typically have over 1,000 beds under management. In all cases these loans are secured by the assets of the operating company, and in almost all cases the credit facilities are personally guaranteed by principals of the company, who are typically high net worth individuals. The Company also originates term loans to standalone medical facilities such as radiology and dialysis centers and medical practices, which are secured by the assets of the company and the personal guaranties of the sponsors/owners of the practice.

Deposit Products and Services

The Company’s retail products and services are similar to those of mid-to-large competitive banks in its market, and include, but are not limited to, online banking, mobile banking, ACH, and remote deposit capture. The Company has and will continue to make investments in technology to meet the needs of its customers.

Global Payments Business

The Company administers domestic and international digital payment settlements on behalf of its fintech clients, provides cash management solutions to its digital currency clients and serves as an issuing bank for third-party debit card programs nationwide. The Company acts as the depository institution for the processing of credit and debit card payments made to various businesses.  The Company has designed products that enable clients to process electronic payments more easily and to better manage their risk of loss. These client accounts are a source of demand deposits and fee income. The Company maintains a robust risk management program that is designed to ensure safe and sound operations in compliance with applicable laws, rules and guidance around its global payments products.

Corporate Cash Management Deposit Accounts

The Company’s entrepreneurial approach has encouraged management to find alternatives to traditional retail bank services, such as corporate cash management deposit accounts. These accounts belong to clients who are in possession of or have discretion over large deposits such as, but not limited to, property management companies, title companies and bankruptcy trustees. The accounts provide a significant source of deposits. At December 31, 2021, deposits in these accounts amounted to $2.2 billion, which was 33.9% of total deposits. These accounts included money market accounts, demand accounts and other interest-bearing transaction accounts.

Asset Quality

Non-Performing Assets

Non-performing assets consist of non-accrual loans, consumer loans placed in forbearance with payments past due over 90 days and still accruing, and non-accrual TDRs. Non-performing loans exclude TDRs that are accruing and have been performing in accordance with the terms of their restructure agreement for at least six months. Non-performing loans also exclude loan modifications that were not considered TDRs under the CARES Act. See NOTE 2 - BASIS OF PRESENTATION - Loans and Allowance for Loan Losses to the Company’s consolidated financial statements in this Form 10-K.

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

Allowance for Loan Losses

The ALLL is maintained at an amount management deems adequate to cover probable incurred credit losses. In determining the level to be maintained, management evaluates many factors, including current economic trends, industry experience, historical loss experience, loan concentrations, the borrower’s ability to repay and repayment performance and estimated collateral values. Loan losses are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for non-impaired loans is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over a rolling two-year period. This actual loss experience is supplemented with other qualitative and economic factors based on the risks present for each portfolio segment. These qualitative and economic factors include economic and business conditions, the nature and volume of the portfolio, and lending terms and volume and severity of past due loans.

A loan is considered to be impaired when it is probable that the Company will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

If a loan is impaired, impairment is measured at the present value of estimated future cash flows using the loan’s effective interest rate or at the fair value of collateral if repayment is expected solely from the collateral. The majority of the Company’s impaired loans are secured and measured for impairment based on collateral valuations. An impairment measurement is performed based upon the most recent appraisal on file. In determining the amount of any impairment, the Company will make adjustments to reflect the estimated costs to sell the collateral. It is the Company’s policy to obtain updated appraisals by independent third parties on loans secured by real estate at the time a loan is determined to be impaired. Upon receipt and review of the updated appraisal, an additional impairment measurement is performed. Impaired loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions have occurred that would impact the impairment measurement. Non-real estate collateral may be valued using (i) an appraisal, (ii) net book value of the collateral per the borrower’s financial statements, or (iii) accounts receivable aging reports, that may be adjusted based on management’s knowledge of the client and client’s business. If market conditions warrant, future appraisals are obtained for both real estate and non-real estate collateral.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts. The Company is required to implement the ASU by January 1, 2023. See “Risk Factors – Risks Related to Accounting Matters – The FASB issued an accounting standard update that will result in a significant change in how the Company recognizes credit losses, which may have a material impact on its financial condition or results of operations.”

Troubled Debt Restructurings

The Company works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Company modifies the terms of certain loans to maximize their collectability. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs under current accounting guidance. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.

Credit Risk Management

The Company controls credit risk both through disciplined underwriting of each transaction, as well as active credit management processes and procedures to manage risk and minimize loss throughout the life of a transaction. It seeks to maintain a broadly diversified loan portfolio in terms of type of customer, type of loan product, geographic area and industries in which business customers are engaged. The Company has developed tailored underwriting criteria and credit management processes for each of the various loan product types it offers customers.

Underwriting

In evaluating each potential loan relationship, the Company adheres to a disciplined underwriting evaluation process including, but not limited to the following:

●	understanding the customer’s financial condition and ability to repay the loan;
●	verifying that the primary and secondary sources of repayment are adequate in relation to the amount and structure of the loan;
●	observing appropriate LTV guidelines for collateral-dependent loans;
●	identifying the customer’s level of experience in their business;
●	identifying macroeconomic and industry level trends;
●	maintaining targeted levels of diversification for the loan portfolio, both as to type of borrower and geographic location of collateral; and
●	ensuring that each loan is properly documented and liens are perfected on collateral.

Loan Approval Authority

The Company’s lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by its Board of Directors and management. The Company has established several levels of lending authority that have been delegated by the Board of Directors to the Credit Committee and other personnel in accordance with the Lending Authority in the Commercial Loan Policy. Authority limits are based upon the individual loan size and the total exposure of the borrower and are conditioned on the loan conforming to the policies contained in the Commercial Loan Policy. All loans over $7.5 million go to the Credit Committee for approval. The Credit Committee is comprised of Board members and the Company’s Chief Executive Officer. There are four Board members who are permanent members of the Credit Committee; and a minimum of two other Board members rotate quarterly. Loans less than $7.5 million are approved by management subject to individual officer approval limits. However, for all group relationships with total exposure in excess of 20% of risk-based capital, approval of the Credit Committee will be required for loans of any size; except that a loan will not require Credit Committee approval if the loan request is no greater than 10% of the relationship, to a maximum of $1 million, whereby Lending Officers approval will be required.

Any loan policy exceptions are fully disclosed to the approving authority.

Loans to One Borrower

In accordance with loans-to-one-borrower regulations promulgated by the NYSDFS, the Company is generally limited to lending no more than 15% of its capital stock, surplus fund and undivided profits to any one borrower or borrowing entity. Management understands the importance of concentration risk and continuously monitors the Company’s loan portfolio to ensure that risk is balanced between such factors as loan type, industry, geography, collateral, structure, maturity and risk rating, among other things. The Company’s Commercial Loan Policy establishes detailed concentration limits and sub-limits by loan type and geography.

Ongoing Credit Risk Management

In addition to the underwriting process described above, the Company performs ongoing risk monitoring and reviews processes for all credit exposures. While the Company grades and classifies its loans internally, it also engages an independent third-party firm to perform regular loan reviews and confirm loan classifications. The Company strives to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans result in a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses incurred in the loan portfolio.

In general, whenever a particular loan or overall borrower relationship is classified as to pass-watch, special mention or substandard based on one or more standard loan grading factors, the Company’s credit officers engage in active evaluation of the asset to determine the appropriate resolution strategy. On a quarterly basis, management and the Board of Directors review the status of the watch list and classified assets portfolio as well as the larger credits in the portfolio.

Investments

The Company’s investment objectives are primarily to provide and maintain liquidity, establish an acceptable level of interest rate risk and safely invest excess funds when demand for loans is less than deposit growth. Subject to these primary objectives, the Company also seeks to generate a favorable return. The Board of Directors has the overall responsibility for the investment portfolio, including approval of the Investment Policy. The ALCO and management are responsible for implementation of the Company’s investment policy and monitoring its investment performance. The ALCO reviews the status of its investment portfolio quarterly.

The Company has legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored agencies, mortgage-backed and municipal government securities, deposits at the FHLBNY, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade money market mutual funds. It is also required to maintain an investment in FHLBNY stock, which investment is based primarily on the level of its FHLBNY borrowings. Additionally, the Company is required to maintain an investment in FRBNY stock equal to six percent of its capital and surplus.

The majority of the Company’s investments are classified as AFS and HTM and can be used to collateralize FHLBNY borrowings, FRB borrowings, public funds deposits or other borrowings. At December 31, 2021, the investment portfolio consisted primarily of residential mortgage-backed securities and, to a lesser extent, U.S. Government Agency and treasury securities, commercial mortgage-backed securities and municipal securities.

In the first quarter of 2020, the Company entered into an interest rate cap derivative contract as a part of its asset liability management strategy to help manage its interest rate risk position. The interest rate cap has a notional amount of $300.0 million and matures on March 1, 2025. The notional amount does not represent the amount exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the derivative contract. The interest rate subject to the cap is 30-day LIBOR.

Sources of Funds

Deposits

Deposits have traditionally been the Company’s primary source of funds for use in lending and investment activities. The Company generates deposits from prepaid third-party debit card programs, digital currency customers, its cash management platform offered to bankruptcy trustees, property management companies and others, local businesses, individuals through client referrals and other relationships and through its retail branch network. The Company believes that it has a very stable deposit base as it successfully encourages its business borrowers to maintain their operating banking relationship with it. The Company’s deposit strategy primarily focuses on developing borrowing and other service-oriented relationships with customers rather than competing with other institutions on rate. It has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds.

Borrowings

The Company maintains diverse funding sources including borrowing lines at the FHLB and the FRB discount window. The Company may, from time to time, utilize advances from the FHLB to supplement its funding sources. The FHLB provides a central credit facility primarily for its member financial institutions. As a member, the Company is required to own capital stock in the FHLB and is authorized to apply for advances collateralized by the security of such stock and certain of its whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the full faith and credit of the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. The Company maintains a borrowing line with the FRB discount window primarily for contingency funding sources.

As of December 31, 2021, the Company did not have any borrowings from the FHLB or the FRB.

Human Capital Resources

Our employees are vital to the success and growth of the Company and are considered one of our greatest assets. The experience, knowledge, and customer service excellence they bring everyday differentiates us from our competitors. As of December 31, 2021, the Company employed 202 full time employees, none of whom are represented by a collective bargaining unit. We consider our relationship with our employees to be good. This represents an increase of 13 employees, or approximately 7%, from December 31, 2020. Headcount growth to support our expanding businesses occurred in the Company’s Lending and Global Payments business lines, as well as in the Compliance, BSA/Anti-Money Laundering, Technology and Risk Management groups.

Talent Acquisition and Retention

The Company employs a business model that combines high-touch service, emerging technologies, and the relationship-based focus of a community bank. We offer a suite of banking and financial services to businesses and individuals that includes a growing emphasis on BaaS. Management seeks to hire, develop, promote, and retain well-qualified employees who are aligned with the Company’s business model and community.

The Company’s selection and promotion processes are without bias and include the active recruitment of minorities and women. The percentages of women and men in the Company are 48% and 52% respectively. Approximately 29.7% of the employees identify as minorities and, within that percentage, 17.3% are women. The Company uses the U.S. Department of Labor Affirmative Action definition to define minorities, which includes: Black or African American, Hispanic, or Latino, Native Hawaiian or Other Pacific Islander, and American Indians/Alaskan Natives.

The New York City labor market is very competitive. To attract and retain high performing talent, the Company offers a competitive, performance-based compensation program and a benefits plan that includes comprehensive health care coverage, a 401(k) Plan with a Company match, life and disability insurance, wellness programs, an Employee Assistance Program, and paid time off and leave policies, including paid maternity/paternity leave. The Company also offers an Employee Referral Program that allows employees to earn a referral bonus by recommending candidates for open positions.

Training and Development

The Company encourages and supports the growth and development of its employees and, whenever possible, seeks to fill positions by promotion and transfer from within the organization. The training and development of employees is a priority.

The Company conducts a comprehensive New Employee Orientation for all new hires. All employees are required to complete a minimum of 6.5 hours of compliance and technical training annually. The Company provides in-house training to employees on topics such as, cybersecurity, risk, compliance, and technology. In addition, informal learning opportunities are available for employees such as attending committee meetings to better understand the business, meet with senior level staff and cross-train within their own department. To further their education, employees are encouraged to attend external business-related training seminars, conferences, and networking opportunities which are paid for by the Company.

The Company developed and implemented an Employee Career Path Program that empowers employees to have direct input over their career path. The employee and their manager meet one on one to define a pathway for learning and career progression. Employees and their managers have regular check-ins throughout the year to ensure the employee is on track to accomplish the goals identified. A template is provided to the manager by the Human Resources Department so both the manager and the employee have the opportunity to document the goals they establish together, identify strengths and areas for development, as well as document their next meeting dates. This allows for clear and consistent communication throughout the process.

In 2021, the Board of Directors attended an on-site training program focused on Diversity and Inclusion. This will continue to be a focus of the Company not only for the Directors but for employees.

The Company has an Employee Engagement Committee comprised of employees from various departments who organize events to support community-based functions, employee interests, educational sessions around different cultures and volunteering for charities, among others.

Safety, Health and Welfare

The safety, health and wellness of our employees is a top priority. During the COVID-19 pandemic, the Company continued to responsibly serve the needs of its customers while prioritizing the health and safety of employees.

The Company created a COVID-19 Committee that was and continues to be responsible for the administration of the pandemic response for the Company. It took steps to protect the employees by hiring a dedicated cleaning staff, so all workspaces, common areas and offices were cleaned throughout the day, constantly monitored the data from the Centers for Disease Control and Prevention and the New York City Department of Health, as well as received guidance from outside counsel regarding policy and procedure.

The COVID-19 Committee identified the potential threat of COVID-19 in February 2020 and activated its Pandemic Plan in March 2020. The workforce was fully remote by early April 2020. In September 2020, the Company implemented its Return-to-Work Plan by bringing staff back incrementally subject to the recommended health protocols. In March 2021, a full return to premises was achieved. The Pandemic Plan and Return-to-Work Plan incorporate guidance from the regulatory and health communities, defined by the Company’s Business Continuity Response Team, the Company’s COVID-19 Committee and the actions taken from the business lines up through the Board of Directors. The COVID-19 Committee continues to closely monitor the protocols and guidance issued and takes the appropriate action.

As of December 27, 2021, the Company adopted New York City’s mandate that all private employers require proof of vaccination from all workers or visitors entering the workplace. The Company continues to monitor this mandate and current guidance, and the Human Resources Department works closely with the employees to assist and provide accurate information in this fluid and changing environment.

Subsidiaries

Metropolitan Commercial Bank is the sole subsidiary of Metropolitan Bank Holding Corp. and there are no subsidiaries of Metropolitan Commercial Bank.

Federal, State and Local Taxation

The following is a general description of material tax matters and does not purport to be a comprehensive review of the tax rules applicable to the Company.

For federal income tax purposes, the Company files a consolidated income tax return on a calendar year basis using the accrual method of accounting. The Company is subject to federal income taxation in the same manner as other corporations. For its 2021 taxable year, the Company is subject to a maximum Federal income tax rate of 21%.

The Company is subject to New York State, New York City and Connecticut income taxes on a consolidated basis. The Bank is subject to Missouri and Kentucky income taxes on a separate company basis.

Regulation

General

The Bank is a commercial bank organized under the laws of the state of New York. It is a member of the Federal Reserve System and its deposits are insured under the DIF of the FDIC up to applicable legal limits. The lending, investment, deposit-taking, and other business authority of the Company is governed primarily by state and federal law and regulations and the Company is prohibited from engaging in any operations not authorized by such laws and regulations. The Company is subject to extensive regulation, supervision and examination by, and the enforcement authority of, the NYSDFS and FRB, and to a lesser extent by the FDIC, as its deposit insurer. The Company is also subject to federal financial consumer protection and fair lending laws and regulations of the CFPB, though, because it has less than $10 billion in total consolidated assets, the FRB and NYSDFS are responsible for examining and supervising the Company’s compliance with these laws. The regulatory structure establishes a comprehensive framework of activities in which a state member bank may engage and is primarily intended for the protection of depositors, customers and the DIF. The regulatory structure gives the regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

In addition, the Economic Growth Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule, mortgage disclosures and risk weights for certain high-risk CRE loans.

What follows is a summary of some of the laws and regulations applicable to the Bank and the Company. The summary is not intended to be exhaustive and is qualified in its entirety by reference to the actual laws and regulations.

Regulations of the Bank

Loans and Investments

State commercial banks have authority to originate and purchase any type of loan, including commercial, CRE, residential mortgages or consumer loans. Aggregate loans by a state commercial bank to any single borrower or group of related borrowers are generally limited to 15% of a bank’s capital stock, surplus fund and undivided profits, plus an additional 10% if secured by specified readily marketable collateral.

Federal and state law and regulations limit a bank’s investment authority. Generally, a state member bank is prohibited from investing in corporate equity securities for its own account other than the equity securities of companies through which the bank conducts its business. Under federal and state regulations, a New York state member bank may invest in investment securities for its own account up to specified limits depending upon the type of security. “Investment securities” are generally defined as marketable obligations that are investment grade and not predominantly speculative in nature. The NYSDFS classifies investment securities into five different types and, depending on its type, a state commercial bank may have the authority to deal in and underwrite the security. The NYSDFS has also permitted New York state member banks to purchase certain non-investment securities that can be reclassified and underwritten as loans.

Lending Standards and Guidance

The federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. Under these regulations, all insured depository institutions, such as the Bank, must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including LTV limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the federal bank regulators’ Interagency Guidelines for Real Estate Lending Policies that have been adopted.

The FDIC, the OCC and the FRB have also jointly issued the CRE Guidance. The CRE Guidance, which addresses land development, construction, and certain multi-family loans, as well as CRE loans, does not establish specific lending limits but rather reinforces and enhances these agencies’ existing regulations and guidelines for such lending and portfolio management. Specifically, the CRE Guidance provides that a bank has a concentration in CRE lending if  (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, non-farm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s CRE loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of CRE lending.

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

The FDIC may terminate deposit insurance upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Company does not know of any practice, condition or violation that might lead to termination of the Company’s deposit insurance.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The Company’s capital conservation buffer was at 2.5% of risk-weighted assets at December 31, 2021.

As a result of the Economic Growth Act, banking regulatory agencies adopted a revised definition of “well capitalized” for eligible financial institutions and holding companies with assets of less than $10 billion (a “Qualifying Community Bank”). The new rule establishes a community bank leverage ratio (“CBLR”) equal to the tangible equity capital divided by the average total consolidated assets. Regulators have established the CBLR to be set at 8.5% through calendar year 2021 and 9% thereafter. The CARES Act, signed into law in response to the COVID-19 pandemic, temporarily reduced the CBLR to 8%. The Company did not elect into the CBLR framework and at December 31, 2021, the Company’s capital exceeded all applicable requirements.

Safety and Soundness Standards

Each federal banking agency, including the FRB, has adopted guidelines establishing general standards relating to, among other things, internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and information security standards.

In general, the guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired, and require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. The FDIC also has issued guidance on risks banks may face from third-party relationships (e.g., relationships under which the third-party provides services to the bank). The guidance generally requires the Company to perform adequate due diligence on the third-party, appropriately document the relationship, and perform adequate oversight and auditing, in order to the limit the risks to the Company.

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

Enforcement

The NYSDFS and the FRB have extensive enforcement authority over state member banks to correct unsafe or unsound practices and violations of law or regulation. Such authority includes the issuance of cease and desist orders, assessment of civil money penalties and removal of officers and directors. The FRB may also appoint a conservator or receiver for a state member bank under specified circumstances, such as where (i) the bank’s assets are less than its obligations to creditors, (ii) the bank is likely to be unable to pay its obligations or meet depositors’ demands in the normal course of business, or (iii) a substantial dissipation of bank assets or earnings has occurred due to a violation of law or regulation or unsafe or unsound practices. Separately, the Superintendent of the NYSDFS also has the authority to appoint a receiver or liquidator of any state-chartered bank under specified circumstances, including where (i) the bank is conducting its business in an unauthorized or unsafe manner, (ii) the bank has suspended payment of its obligations, or (iii) the bank cannot with safety and expediency continue to do business.

Federal Reserve System

Under FRB regulations, the Company is required to maintain reserves at the FRB against its transaction accounts, including checking and Negotiable Order of Withdrawal (“NOW”) accounts. The regulations currently require that banks maintain average daily reserves of 3% on aggregate transaction accounts over $16.3 million and up to $124.2 million and 10% against that portion of total transaction accounts in excess of $124.2 million. The first $16.3 million of otherwise reservable balances are exempted from the reserve requirements. The Company is in compliance with these requirements. The requirements are adjusted annually by the FRB and the FRB began paying interest on reserves in 2008.

Examinations and Assessments

The Company is required to file periodic reports with and is subject to periodic examination by the NYSDFS and FRB. Federal and state regulations generally require periodic on-site examinations for all depository institutions. The Company is required to pay an annual assessment to the NYSDFS and FRB to fund the agencies’ operations.

Community Reinvestment Act and Fair Lending Laws

Federal Regulation

Under the CRA, the Company has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FRB to assess the Company’s record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Company. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching or merger) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent FRB examination during 2020, the Company was rated “Satisfactory” with respect to its CRA compliance.

New York State Regulation

The Company is also subject to provisions of the New York State Banking Law that impose continuing and affirmative obligations upon a banking institution organized in New York State to serve the credit needs of its local community. Such obligations are substantially similar to those imposed by the CRA. The latest New York State CRA rating received by the Company is “Satisfactory.”

USA PATRIOT Act and Money Laundering

The Company is subject to the BSA, which incorporates several laws, including the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act and related regulations. The USA PATRIOT Act gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the BSA, Title III of the USA PATRIOT Act implemented measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other things, Title III of the USA PATRIOT Act and the related regulations require:

●	Establishment of anti-money laundering compliance programs that include policies, procedures, and internal controls; the designation of a BSA officer; a training program; and independent testing;

●	Filing of certain reports to Financial Crimes Enforcement Network and law enforcement that are designated to assist in the detection and prevention of money laundering and terrorist financing activities;
●	Establishment of a program specifying procedures for obtaining and maintaining certain records from customers seeking to open new accounts, including verifying the identity of customers;
●	In certain circumstances, compliance with enhanced due diligence policies, procedures and controls designed to detect and report money-laundering, terrorist financing and other suspicious activity;
●	Monitoring account activity for suspicious transactions; and
●	A heightened level of review for certain high-risk customers or accounts.

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

The Company has adopted policies and procedures to comply with these requirements.

Privacy Laws

The Company is subject to a variety of federal and state privacy laws, which govern the collection, safeguarding, sharing and use of customer information, and require that financial institutions have in place policies regarding information privacy and security. For example, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail consumer customers to provide such customers with the financial institution’s privacy policy and practices for sharing nonpublic information with third parties, provide advance notice of any changes to the policies and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties. It also requires banks to safeguard personal information of consumer customers. Some state laws also protect the privacy of information of state residents and require adequate security for such data, and certain state laws may, in some circumstances, require the Company to notify affected individuals of security breaches of computer databases that contain their personal information. These laws may also require the Company to notify law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data.

Third-Party Debit Card Products and Merchant Services

The Company is also subject to the rules of Visa, Mastercard and other payment networks in which it participates. If the Company fails to comply with such rules, the networks could impose fines or require it to stop providing merchant services for cards under such network’s brand or routed through such network.

Consumer Finance Regulations

The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. In this regard, the CFPB has several rules that implement various provisions of the Dodd-Frank Act that were specifically identified as being enforced by the CFPB.  While the Company is subject to the CFPB regulations, because it has less than $10 billion in total consolidated assets, the FRB and the NYSDFS are responsible for examining and supervising the Company’s compliance with these consumer financial laws and regulations. In addition, the Company is subject to certain state laws and regulations designed to protect consumers.

Other Regulations

The Company’s operations are also subject to federal laws applicable to credit transactions, such as:

●	The Truth-In-Lending Act and Regulation Z promulgated thereunder, governing disclosures of credit terms to consumer borrowers;
●	The Real Estate Settlement Procedures Act and Regulation X promulgated thereunder, requiring that borrowers for mortgage loans for one-to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
●	The Home Mortgage Disclosure Act and Regulation C promulgated thereunder, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	The Equal Credit Opportunity Act and Regulation B promulgated thereunder, and other fair lending laws, prohibiting discrimination on the basis of race, religion, sex and other prohibited factors in extending credit;
●	The Fair Credit Reporting Act, governing the use of credit reports on consumers and the provision of information to credit reporting agencies;
●	Unfair or Deceptive or Abusive Acts or Practices laws and regulations;
●	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
●	The Coronavirus Aid, Relief and Economic Security Act; and
●	The rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Company are further subject to the:

●	The Truth in Savings Act and Regulation DD promulgated thereunder, which specifies disclosure requirements with respect to deposit accounts;
●	The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	The Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;
●	The Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
●	State unclaimed property or escheatment laws; and
●	Cybersecurity regulations, including but not limited to those implemented by NYSDFS.

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

Federal Securities Laws

The Company is a reporting company subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Emerging Growth Company Status

The JOBS Act, which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an EGC. The Company qualifies as an EGC under the JOBS Act.

An EGC may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An EGC also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and can provide reduced disclosure regarding executive compensation. Finally, an EGC may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an EGC.

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

The Company will lose its EGC status on December 31, 2022 since that is the last day of the fiscal year of the Company following the fifth anniversary of the date of the first sale of the common equity securities of the Company pursuant to an effective registration statement under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Company has policies, procedures and systems designed to comply with these regulations, and it reviews and documents such policies, procedures and systems to ensure continued compliance with these regulations.

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

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments continue to place restrictions on businesses and residents. The spread of COVID-19 has caused the Company to modify its business practices, including employee travel, implementing social-distancing protocols and requiring face coverings in public areas of Company facilities, and placing limitations on physical participation in meetings, events and conferences. The Company may take further actions that may be required by government authorities or that the Company determines are in the best interests of its employees, customers and business partners.

Further, given its ongoing and dynamic nature, including the rate of vaccine acceptance and the development of new variants, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and whether the continued reopening of businesses will result in a meaningful increase in economic activity. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy worsens, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our ALLL may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; our cyber security risks may increase if a significant number of our employees are forced to work remotely; and FDIC premiums may increase if the agency experiences additional resolution costs.

Moreover, the Company’s future success and profitability substantially depends on the skills of its employees, including executive officers, many of whom have held their positions with the Company for many years. The unanticipated loss or unavailability of key employees and/or a large number of employees due to the pandemic could harm the Company’s ability to operate or execute its business strategy. The Company may not be successful in finding and integrating suitable replacements in the event of such employee loss or unavailability.

Risks Related to Lending Activities

A substantial portion of the Company’s loan portfolio consists of CRE, multi-family real estate loans and commercial loans, which have a higher degree of risk than other types of loans.

CRE, multi-family real estate and commercial loans are often larger and involve greater risks than other types of loans since payments on such loans are often dependent on the successful operation or development of the property or business involved. Accordingly, a downturn in the real estate market and/or a challenging business and economic environment may increase the Company’s risk related to CRE, multi-family real estate and commercial loans. If the cash flows from business operations of our customers is reduced, the borrower’s ability to repay the loan may be impaired. Further, due to the larger average size of such loans and that they are secured by collateral that is generally less readily-marketable as compared with other loan types, losses incurred on a small number of such loans could have a material adverse impact on the Company’s financial condition and results of operations.

In addition, CRE loan concentration is an area that has experienced heightened regulatory focus. Under CRE guidance issued by banking regulators, banks with holdings of CRE, land development, construction, and certain multi-family loans in excess of certain thresholds must employ heightened risk management practices. These loans are also subject to written policies that establish certain limits and standards. Such compliance requirements imposed on the Company’s CRE, multi-family or construction lending and the potential limits to the generation of these types of loans could have a material adverse effect on its financial condition and results of operations.

Because the Company intends to continue to increase its commercial loans, its credit risk may increase.

The Company intends to increase its portfolio of commercial loans, including working capital lines of credit, equipment financing, healthcare and medical receivables, documentary letters of credit and standby letters of credit. These loans generally have more risk than one- to four-family residential mortgage loans and CRE loans. Since repayment of commercial loans depends on the successful management and operation of borrowers’ businesses, repayment of such loans can be affected by adverse conditions in the local and national economy. In addition, commercial loans generally have a larger average size as compared with other loans, and the collateral for commercial loans is generally less readily-marketable. The Company’s plans to increase its portfolio of these loans could result in increased credit risk in the portfolio. An adverse development with respect to one loan or one credit relationship can expose the Company to significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan or a CRE loan.

If the allowance for loan losses is not sufficient to cover actual loan losses, earnings could decrease.

Loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Company may experience significant credit losses, which could have a material adverse effect on its operating results. Various assumptions and judgments about the collectability of the loan portfolio are made, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many loans. In determining the amount of the allowance for loan losses, management reviews the quality of its loan portfolio and its loss and delinquency experience and evaluates industry trends and economic conditions.

The determination of the appropriate level of allowance is subject to judgment and requires the Company to make significant estimates of current credit risks and future trends, all of which are subject to material changes. If assumptions prove to be incorrect, the ALLL may not cover losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. In addition, federal and state regulators periodically review the ALLL, the policies and procedures the Company uses to determine the level of the allowance and the value attributed to non-performing loans or to real estate acquired through foreclosure. Such regulatory agencies may require an increase in the ALLL or the Company to recognize loan charge-offs. Any significant increase in the ALLL or loan charge-offs as required by these regulatory agencies could have a material adverse effect on the results of operations and financial condition. See “Risk Factors – The FASB issued an accounting standard update that will result in a significant change in how the Company recognizes credit losses, which may have a material impact on its financial condition or results of operations.”

The performance of the Company’s multi-family and mixed-use loans could be adversely impacted by regulation.

Multi-family and mixed-use loans generally involve a greater risk than one- to-four family residential loans because of legislation and government regulations involving rent control and rent stabilization, which are outside the control of the borrower or the Company, and could impair the value of the security for the loan or the future cash flows of such properties. On June 14, 2019, the State of New York enacted legislation increasing restrictions on rent increases in a rent-regulated apartment building, including, among other provisions, (i) repealing the “vacancy bonus” and “longevity bonus,” which allowed a property owner to raise rents as much as 20% each time a rental unit became vacant, (ii) eliminating high-rent vacancy deregulation and high-income deregulation, which allowed a rental unit to be removed from rent stabilization once it crossed a statutory high-rent threshold and became vacant, or the tenant’s income exceeded the statutory amount in the preceding two years, and (iii) eliminating an exception that allowed a property owner who offered preferential rents to tenants to raise the rent to the full legal rent upon renewal. The legislation still permits a property owner to charge up to the full legal rent once the tenant vacates. As a result of these restrictions, it is possible that rental income on certain rent-regulated properties might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, etc.). At December 31, 2021, the Company has $152.3 million of rent-regulated stabilized multi-family loans, which had a weighted-average LTV of 33.9%, a weighted average debt coverage ratio of 2.12x and a weighted average debt yield of 11.7%.

Additionally, in order to provide meaningful support to homeowners struggling financially as a result of the COVID-19, several federal, state and local agencies have placed moratoriums on evictions and foreclosures within their respective jurisdictions.

As a result of these legislative and regulatory actions as well as previously existing laws and regulations, it is possible that, if the cash flows from a collateral property is reduced (e.g., if leases are not obtained or renewed or rental income cannot be collected and a non-paying tenant cannot be replaced), a borrower’s ability to repay a loan and the value of the security for the loan may be impaired. Therefore, it may be more difficult to identify impaired multi-family and mixed-use loans before they become problematic than residential loans.

The Company could be subject to environmental risks and associated costs on its foreclosed real estate assets, which could materially and adversely affect its financial condition and results of operation.

A material portion of the Company’s loan portfolio is comprised of loans collateralized by real estate. There is a risk that hazardous or toxic waste could be discovered on the properties that secure these loans. If the Company acquires such properties as a result of foreclosure, it could be held responsible for the cost of cleaning up or removing this waste, and this cost could exceed the value of the underlying properties and materially and adversely affect the Company’s financial condition and results of operation.

Risks Related to Economic Conditions

A downturn in economic conditions could cause deterioration in credit quality, which could depress net income and growth.

The Company’s principal economic risk is the creditworthiness of its borrowers, which is affected by the strength of the relevant business market segment, local market conditions, and general economic conditions. The Company’s loan portfolio includes many real estate secured loans, demand for which may decrease during an economic downturn as a result of, among other things, an increase in unemployment, a decrease in real estate values or a slowdown in housing. If negative economic conditions develop in the New York market or the United States, the Company could experience higher delinquencies and loan charge-offs, which would adversely affect its net income and financial condition. Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing real estate collateral, as well as the ultimate values obtained from disposition, could reduce earnings and adversely affect the Company’s financial condition.

The Company’s business and operations may be adversely affected by weak economic conditions.

The Company’s business and operations, which primarily consist of lending money to customers, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, growth and profitability from the Company’s lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium- and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States.

The Company’s business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond the Company’s control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on the business, financial condition, results of operations and prospects of the Company.

A substantial majority of the Company’s loans and operations are in New York, and therefore its business is particularly vulnerable to a downturn in the New York City economy.

The Company is a community banking institution that provides banking services to the local communities in the market areas in which it operates, and therefore, its ability to diversify its economic risks is limited by its own local markets and economies. A large portion of the Company’s business is concentrated in New York, and in New York City in particular. A significant decline in local economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond the Company’s control, would likely cause an increase in the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in its loan portfolio. As a result, a downturn in the local economy, generally and the real estate market specifically, could significantly reduce the Company’s profitability and growth and adversely affect its financial condition.

Risks Related to Market Interest Rates

Interest rate shifts may reduce net interest income and otherwise negatively impact the Company’s financial condition and results of operations.

The majority of the Company’s banking assets are monetary in nature and subject to risk from changes in interest rates. The Company’s earnings and cash flows depend, to a great extent, upon the level of its net interest income (the difference between the interest income earned on loans, investments, other interest earning assets, and the interest paid on interest bearing liabilities, such as deposits and borrowings). Changes in interest rates can increase or decrease net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes.

When interest bearing liabilities mature or reprice more quickly, or to a greater degree, than interest earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly, or to a greater degree, than interest bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and the Company’s ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect the Company through, among other things, increased prepayments on its loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect the Company’s net yield on interest earning assets, loan origination volume and overall results.

The Company’s securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand.

Risk Related to the Company’s Operations

Our failure to effectively utilize the excess liquidity on our balance sheet may have an adverse effect on our financial performance and the value of our common stock.

At December 31, 2021, we had $2.3 billion in overnight deposits with other banks, which far exceeded our historical amounts. The high level of cash equivalents reflected strong deposit growth, which far exceeded loan growth. We expect this excess liquidity to decrease as we use it to fund future loan growth. However, if our excess liquidity does not decrease or do so in a reasonable period of time, our financial metrics could be negatively impacted, which could negatively impact the value of our common stock.

A failure in the Company’s operational systems or infrastructure, or those of third parties, could impair the Company’s liquidity, disrupt its businesses, result in the unauthorized disclosure of confidential information, damage its reputation and cause financial losses.

The Company’s operations rely on its computer systems, networks and third-party providers for the secure processing, storage and transmission of confidential and other sensitive customer information. The Company’s business, and in particular, the debit card and cash management solutions business and global payments business, is dependent on its ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets. These transactions, as well as the information technology services provided to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth and geographical reach of the Company’s client base, developing and maintaining its operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. This is further exacerbated by the increased cybersecurity risks that exist during the COVID-19 pandemic.

Although the Company takes protective measures to maintain the confidentiality, integrity and availability of information, its computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Furthermore, the Company may not be able to ensure that all of its clients, suppliers, counterparties and other third parties have appropriate controls in place to protect themselves from cyber-attacks or to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. Given the increasingly high volume of transactions, certain errors may be repeated or compounded before they can be discovered and rectified. In addition, the increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-security threats. As these threats and government and regulatory oversight of associated risks continue to evolve, the Company may be required to expend additional resources to enhance or expand upon the security measures it currently maintains. Although the Company has developed, and continues to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks, a breach of its systems and global payments infrastructure or those of our fintech partners and processors could result in: losses to the Company and its customers; loss of business and/or customers; damage to its reputation; the incurrence of additional expenses (including the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to its business; an inability to grow its online services or other businesses; additional regulatory scrutiny or penalties; or exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company faces risks related to its operational, technological and organizational infrastructure.

The Company’s ability to grow and compete is dependent on its ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure as it expands. Similar to other large corporations, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons and exposure to external events. In addition, the Company is heavily dependent on the strength and capability of its technology systems, which are used both to interface with customers and manage internal financial and other systems. The Company’s ability to develop and deliver new products and services that meet the needs of its existing customers and attract new ones depends on the functionality of its technology systems.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The Company’s future success will depend in part upon its ability to address the needs of its clients by using technology to provide products and services that will satisfy client demands for convenience as well as to provide secure electronic environments and create additional efficiencies as it continues to grow and expand its market area. The Company continuously monitors its operational and technological capabilities and makes modifications and improvements when it believes it will be cost effective to do so. Many of the Company’s larger competitors have substantially greater resources to invest in operational and technological infrastructure. As a result, competitors may be able to offer more convenient products and services than the Company, which would put it at a competitive disadvantage.

The Company also outsources some of its operational and technological infrastructure, including modifications and improvements to these systems, to third parties. If these third-party service providers experience difficulties, fail to comply with banking regulations or terminate their services and if the Company is unable to replace them with other service providers, its operations could be interrupted. If an interruption were to continue for a significant period of time, its business, financial condition and results of operations could be adversely affected, perhaps materially. Even if the Company were able to replace the third-party providers, it may be at a higher cost, which could adversely affect its business, financial condition and results of operations.

The Company is subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and employee and customer misconduct could subject the Company to financial losses or regulatory sanctions and have a material adverse impact on its reputation. Misconduct by its employees could include concealing unauthorized activities, engaging in improper or unauthorized activities on behalf of customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. Employee errors could also subject the Company to financial claims for negligence.

The Company maintains a system of internal controls and insurance coverage to mitigate operational risks, including data processing system failures and errors and customer or employee fraud. If internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse impact on the Company’s business, financial condition and results of operations.

The Company relies heavily on its executive management team and other key employees and could be adversely affected by the unexpected loss of their services.

The Company’s success depends in large part on the performance of its key personnel, as well as on its ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute its business plan may be lengthy. The Company may not be successful in retaining its key employees, and the unexpected loss of services of one or more of key personnel could have a material adverse effect on its business because of their skills, knowledge of primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any key personnel should become unavailable for any reason, the Company may not be able to identify and hire qualified persons on acceptable terms, or at all, which could have a material adverse effect on the business, financial condition, results of operations and future prospects of the Company.

If the Company’s enterprise risk management framework is not effective at mitigating interest rate risk, market risk and strategic risk, it could suffer unexpected losses and its results of operations could be materially adversely affected.

The Company’s enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. The Company has established processes and procedures intended to identify, measure, monitor and report the types of risk to which it is subject, including credit, liquidity, operational, regulatory compliance and reputational risks. However, as with any risk management framework, there are inherent limitations to these risk management strategies as there may exist, or develop in the future, risks that have not been appropriately anticipated or identified. If the Company’s risk management framework proves ineffective, it could suffer unexpected losses and its business and results of operations could be materially adversely affected.

A lack of liquidity could adversely affect the Company’s financial condition and results of operations.

Liquidity is essential to the Company’s business. The Company relies on its ability to generate deposits and effectively manage the repayment and maturity schedules of loans to ensure that there is adequate liquidity to fund its operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. The Company’s most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff, which are strongly influenced by such external factors as the direction of interest rates, local and national economic conditions, the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the FRB or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, the Company would lose a relatively low-cost source of funds, which would increase its funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity.

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and borrowings from the FHLB of New York. The Company also has an available line of credit with the FRBNY discount window. The Company also may borrow funds from third-party lenders, such as other financial institutions. The Company’s access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of the Company’s business activity as a result of a downturn in markets or by one or more adverse regulatory actions against the Company.

Any decline in available funding could adversely impact the Company’s ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as repaying borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition and results of operations.

Other Risks Related to the Company’s Business

The Company may be adversely impacted by the transition from LIBOR as a reference rate.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the LIBOR. The overnight and 1-, 3-, 6- and 12-month USD LIBOR settings will cease to be published or cease to be representative after June 30, 2023. All other LIBOR settings ceased to be published or to be representative as of December 31, 2021. In the U.S., the Alternative Reference Rates Committee of the FRB and the FRBNY identified the SOFR as an alternative U.S. dollar reference interest rate.

The Company has a significant number of loans, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates may differ from those referencing LIBOR. The transition may change the Company’s market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Additionally, banking regulators have stated that the failure to adequately prepare for LIBOR’s discontinuance could undermine financial stability and an institution’s safety and soundness and create litigation, operational and consumer protection risks. Furthermore, failure to adequately manage this transition process with customers could adversely impact the Company’s reputation or could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is exposed to the risks of natural disasters and global market disruptions.

The Company handles a substantial volume of customer and other financial transactions every day. Its financial, accounting, data processing, check processing, electronic funds transfer, loan processing, online and mobile banking, automated teller machines, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond its control, including major physical infrastructure outages, natural disasters or events arising from local or larger scale political or social matters, including terrorist acts, pandemics, and cyber-attacks. Operational risk exposures could adversely impact the Company’s results of operations, liquidity and financial condition, and cause reputational harm.

Additionally, global markets may be adversely affected by natural disasters, the emergence of widespread health emergencies or pandemics, cyber-attacks or campaigns, military conflict, terrorism or other geopolitical events. Global market disruptions may affect the Company’s business liquidity. Also, any sudden or prolonged market downturn in the United States or abroad, as a result of the above factors or otherwise could result in a decline in revenue and adversely affect the Company’s results of operations and financial condition, including capital and liquidity levels.

Risks Related to the Company’s Global Payments Business

The Company faces intense competition in the global payments industry.

The global payments industry is highly competitive, continuously changing, highly innovative, and increasingly subject to regulatory scrutiny and oversight. Many areas in which the Company competes evolve rapidly with innovative and disruptive technologies, shifting user preferences and needs, price sensitivity of merchants and consumers, and frequent introductions of new products and services. Competition also may intensify as new competitors emerge, businesses enter into business combinations and partnerships, and established companies in other segments expand to become competitive with various aspects of our business.

The Company competes with a wide range of businesses, some of which are larger operationally and/or financially, have larger customer bases, greater brand recognition, longer operating histories, a dominant or more secure position, broader geographic scope, volume, scale, resources, and market share than the Company, or offer products and services that the Company does not offer, which may provide them significant competitive advantages. Some competitors may also be subject to less burdensome regulatory requirements or may be smaller or younger companies that may be more agile and effective in responding quickly to user needs, technological innovations, and legal and regulatory changes. These competitors may devote greater resources to the development, promotion, and sale of products and services, and/or offer lower prices or more effectively offer their own innovative programs, products, and services. If the Company is not able to differentiate its products and services from those of its competitors, drive value for customers, or effectively and efficiently align its resources with its goals and objectives, the Company may not be able to compete effectively in the market.

Changes in card network fees could impact operations.

Card networks periodically increase the fees (known as interchange fees) that are charged to acquirers and that the Company charges to its merchants. It is possible that competitive pressures will result in the Company absorbing a portion of such increases in the future, which would increase its costs, reduce profit margin and adversely affect its business and financial condition. In addition, the card networks require certain capital requirements. An increase in the required capital level would further limit the use of capital for other purposes.

The Company’s business could suffer if there is a decline in the use of prepaid cards as a payment mechanism or if there are adverse developments with respect to the prepaid financial services industry in general.

As the prepaid financial services industry evolves, consumers may find prepaid financial services to be less attractive than traditional or other financial services. If consumers do not continue or increase their usage of prepaid cards, including making changes in the way prepaid cards are loaded, the Company’s operating revenues and prepaid card deposits may remain at current levels or decline. Any projected growth for the industry may not occur or may occur more slowly than estimated. If consumer acceptance of prepaid financial services does not continue to develop or develops more slowly than expected or if there is a shift in the mix of payment forms away from the Company’s products and services, it could have a material adverse effect on the Company’s financial position and results of operations.

Risks Related to Competitive Matters

The Company operates in a highly competitive industry and faces significant competition from other financial institutions and financial services providers, the result of which may decrease growth or profits.

The Company’s market area contains not only a large number of community and regional banks, but also a significant presence of the country’s largest commercial banks and a growing presence of fintech financial services companies. The Company competes with other state and national financial institutions, savings and loan associations, savings banks, credit unions and other companies offering financial services. Some of these competitors have a longer history of successful operations nationally and in the New York market area, greater ties to businesses, more expansive banking relationships, more established depositor bases, fewer regulatory constraints, better technology, and lower cost structures than the Company does. Competitors with greater resources may possess an advantage through their ability to maintain numerous banking locations in more convenient sites, conduct more extensive promotional and advertising campaigns, or operate a more developed technology platform. Due to their size, many competitors may offer a broader range of products and services, as well as better pricing for certain products and services than the Company can offer. Further, increased competition among financial services companies due to the continued consolidation of financial institutions may adversely affect the Company’s ability to market its products and services.

In addition, the Company’s legally mandated lending limits are lower than those of certain of its competitors that have greater capital. Lower lending limits may discourage borrowers with lending needs that exceed these limits from doing business with the Company. The Company may try to serve such borrowers by selling loan participations to other financial institutions; however, this strategy may not succeed.

Risks Related to Business Strategy

The Company may not be able to grow and if it does, it may have difficulty managing that growth.

The Company’s ability to grow depends, in part, upon its ability to expand its market share, successfully attract deposits, and identify loan and investment opportunities as well as opportunities to generate fee-based income. The Company may not be successful in increasing the volume of loans and deposits at acceptable levels and upon terms it finds acceptable. The Company may also not be successful in expanding its operations organically or through strategic acquisitions while managing the costs and implementation risks associated with this growth strategy.

The Company expects to grow the number of employees and customers and the scope of its operations, but it may not be able to sustain its historical rate of growth or continue to grow its business at all. Its success will depend upon the ability of its officers and key employees to continue to implement and improve operational and other systems, to manage multiple, concurrent customer relationships, and to hire, train and manage employees. In the event that the Company is unable to perform all these tasks and meet these challenges effectively, its growth prospects and earnings could be adversely impacted.

Risks Related to Accounting Matters

Changes in accounting standards could materially impact the Company’s financial statements.

From time to time, the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. In addition, the bodies that interpret the accounting standards (such as banking regulators, outside auditors or management) may change their interpretations or positions on how these standards should be applied. These changes may be beyond the Company’s control, can be hard to predict, and can materially impact how it records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in it needing to revise or restate prior period financial statements. For more information on changes in accounting standards, see NOTE 3 - SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS to the Company’s consolidated financial statements in this Form 10-K.

The FASB issued an accounting standard update that will result in a significant change in how the Company recognizes credit losses, which may have a material impact on its financial condition or results of operations.

In June 2016, the FASB issued an accounting standard update, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, the Company will be required to present certain financial assets carried at amortized cost, such as loans held for investment and HTM debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first entered into and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, the Company expects that the adoption of the CECL model will materially affect how it determines the ALLL and could require it to significantly increase the ALLL. Moreover, the CECL model may create more volatility in the level of the ALLL. If the Company is required to materially increase its level of the ALLL for any reason, such increase could adversely affect its business, financial condition and results of operations.

The new CECL standard will become effective for the Company for fiscal years beginning January 1, 2023. The Company is currently evaluating the impact the CECL model will have on its accounting; however, it expects to recognize a one-time cumulative-effect adjustment to the ALLL as of the beginning of the first reporting period in which the new standard is effective. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its financial condition or results of operations.

Risk Related to Laws and Regulation and Their Enforcement

The Company and the Bank’s business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment and the laws and regulations that govern it.

The Company and the Bank are subject to extensive examination, supervision and comprehensive regulation by various federal and state agencies that govern almost all aspects of their operations. These laws and regulations are not intended to protect the Company’s stockholders. Rather, these laws and regulations are intended to protect customers, depositors, the DIF and the overall financial stability of the U.S economy. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which the Company or the Bank can engage, limit the dividend or distributions that the Bank can pay to the Company, restrict the ability of institutions to guarantee the Company’s debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in capital than GAAP would require. Compliance with these laws and regulations is difficult and costly, and changes to these laws and regulations often impose additional compliance costs. Failure to comply with these laws and regulations could subject the Company or the Bank to restrictions on their business activities, fines and other penalties, the commencement of informal or formal enforcement actions against them, and other negative consequences, including reputational damage, any of which could adversely affect their business, financial condition, results of operations, capital base and the price of its securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive.

The Dodd-Frank Act, among other things, imposed higher capital requirements on bank holding companies and changed the rules regarding FDIC insurance premiums. Compliance with the Dodd-Frank Act and its implementing regulations has and will continue to result in additional operating and compliance costs that could have a material adverse effect on the business, financial condition, results of operations and growth prospects of the Company.

Legislative and regulatory actions may increase the Company’s costs and impact its business, governance structure, financial condition or results of operations.

Federal and state regulatory agencies frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted could: expose it to additional costs, including increased compliance costs; impact the profitability of the Company’s business activities; require more oversight; or change certain of its business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads. These changes may also require the Company to invest significant management attention and resources to make any necessary changes to operations and could have an adverse effect on its business, financial condition and results of operations.

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

The USA PATRIOT and the BSA require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

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

The Broadway banking center, at 1359 Broadway, New York, New York, was closed effective August 27, 2021. The customers of such banking center are temporarily being serviced out of our Park Avenue banking center. We have leased space at 1431 Broadway, New York, New York, which will be the location where we will reopen the Broadway banking center. This location is currently under renovation, and we expect it to open in May 2022.

In April 2019, the Company executed a lease agreement to expand the space occupied at its headquarters at 99 Park Ave., New York, New York. The Company took possession of the new space during the third quarter of 2019 and commenced renovations. The Company vacated its existing space and moved into the new office in July 2020.

We lease two additional properties in Florida and New Jersey that we expect will be utilized as loan production offices.  We also lease property in Kentucky that is utilized as office space for our Global Payments Group. All of the leases on these properties expire at various dates through 2027.

As of December 31, 2021, each of the Company’s offices and banking centers are leased.

Item 3.  Legal Proceedings

The Company is subject to certain pending and threatened legal actions that arise out of the normal course of business. Management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of these matters to have a material adverse effect on its business. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to the business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws), the Company, like all banking organizations, is subject to heightened legal and regulatory compliance and litigation risk.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock are traded on the New York Stock Exchange under the symbol “MCB”. The approximate number of holders of record of the Company’s common stock as of March 7, 2022 was 88. The Company’s common stock began trading on the New York Stock Exchange on November 8, 2017. The Company has not declared any dividends to date.

The Company has not historically declared or paid cash dividends on its common stock. Any future determination to pay dividends on the Company’s common stock will be made by its Board of Directors and will depend on a number of factors, including:

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

There were no sales of unregistered securities or repurchases of shares of common stock during the year ended December 31, 2021.

Item 6. [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Company is a bank holding company headquartered in New York, New York and registered under the BHC Act. Through its wholly owned bank subsidiary, Metropolitan Commercial Bank (the “Bank”), a New York state chartered bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals in the New York metropolitan area. In addition, the Global Payments Group is an established leader in BaaS to a myriad of domestic and international fintech companies.

The Company’s primary lending products are CRE loans, C&I loans and multi-family loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flows from operations of commercial enterprises. The Company’s primary deposit products are checking, savings, and term deposit accounts, and its deposit accounts are insured by the FDIC under the maximum amounts allowed by law. In addition to traditional commercial banking products, the Company offers corporate cash management and retail banking services and, through its global payments business, provides global payments infrastructure to its fintech partners, which includes serving as an issuing bank for third-party debit card programs nationwide and providing other financial infrastructure, including cash settlement and custodian deposit services. The Company has developed various deposit gathering strategies, which generate the funding necessary to operate without a large branch network. These activities, together with six strategically located banking centers, generate a stable source of deposits and a diverse loan portfolio with attractive risk-adjusted yields.

The Company is focused on organically growing and expanding its position in the New York metropolitan area and the growth of its New York based customers and their businesses as they expand in other states. Through an experienced team of commercial relationship managers and its integrated, client-centric approach, the Company has successfully demonstrated its ability to consistently grow market share by deepening existing client relationships and continually expanding its client base through referrals and seeking out alternatives to traditional retail banking products. The Company has maintained a goal of converting many of its commercial lending clients into full retail relationship banking clients. Given the size of the market in which the Company operates and its differentiated approach to client service, there is significant opportunity to continue to grow loans and deposits. By combining the high-tech service and relationship-based focus of a community bank with an extensive suite of financial products and services, the Company is well-positioned to continue to capitalize on the significant growth opportunities available in the New York metropolitan area.

Recent Events

During the third quarter of 2021 the Company raised $172.5 million of capital through the issuance of 2.3 million shares of its common stock at a price of $75 per share, resulting in net proceeds of $162.7 million.

The Company had 272,636 shares of its Series F, Class B non-voting preferred stock, par value, $0.01 per share outstanding. The stock was subordinate and junior to all indebtedness of the Company and to all other series of preferred stock of the Company. The holder of the Series F, Class B preferred stock was entitled to receive ratable dividends only if and when dividends were concurrently declared and payable on the shares of common shares. During the fourth quarter of 2021, the holder of the Series F, Class B Preferred Stock exchanged shares of Series F, Class B preferred stock for shares of the Company’s common stock in connection with the Company’s issuance of additional common shares.

In April 2019, the Company executed a lease agreement to expand the space occupied at its headquarters at 99 Park Ave., New York, New York. The Company took possession of the new space during the first quarter of 2020 and commenced renovations, which were completed during the first quarter of 2021. The Company vacated its previous space in July 2020. Additionally, in May 2021, the Company executed a lease agreement to further expand the space occupied at its headquarters at 99 Park Ave., New York, New York.

Critical Accounting Policies

A summary of accounting policies is provided in Note 2 to the consolidated financial statements included in this report. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes the Company’s most critical accounting policy, which involves the most complex or subjective decisions or assessments, is as follows:

Allowance for Loan Losses

The ALLL has been determined in accordance with GAAP. The Company is responsible for the timely and periodic determination of the amount of the ALLL. Management believes that the ALLL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in the Company’s portfolio for which certain losses are probable but not specifically identifiable.

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

For further discussion of the ALLL, see “Business – Asset Quality – Allowance for Loan Losses.”

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

Recently Issued Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see NOTE 3 - SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS to the Company’s consolidated financial statements in this Form 10-K.

Selected Financial Information

The following table includes selected financial information for the Company for the periods indicated:

	At or for the year ended December 31,
	2021	2020	2019
Performance Ratios
Return on average assets	1.06%	1.02%	1.06%
Return on average equity	14.65	12.31	10.66
Net interest spread (1)	2.41	2.83	2.55
Net interest margin (2)	2.77	3.26	3.46
Average interest-earning assets to average interest-bearing liabilities	224.81	189.28	179.97
Non-interest expense/average assets	1.53	1.93	2.11
Efficiency ratio	48.32	52.51	55.39
Average equity to average total asset ratio	7.22	8.30	9.93

Earnings per Share
Basic earnings per common share	$6.64	$4.76	$3.63
Diluted earnings per common share	6.45	4.66	3.56

Asset Quality Ratios
Non-performing loans to total loans	0.28%	0.20%	0.17%
Allowance for loan losses to total loans	0.93	1.13	0.98
Non-performing loans to total assets	0.14	0.15	0.13
Allowance for loan losses to non-performing loans	337.60	554.19	584.73
Allowance for loan losses to non-accrual loans	346.56	630.02	643.13
Non-accrual loans to total loans	0.27	0.18	0.15
Ratio of net charge-offs (recoveries) to average loans outstanding in aggregate	0.13	0.01	(0.14)
Ratio of net charge-offs (recoveries) to average loans outstanding by loan segment:
Real Estate:
Commercial	—	—	—
Construction	—	—	—
Multi-Family	—	—	—
One-to-four family	—	—	—
Commercial and industrial	0.69	0.02	(0.86)
Consumer	0.14	0.43	0.45

Capital Ratios
Metropolitan Bank Holding Corp.
Tier 1 leverage ratio	8.5%	8.5%	9.4%
Common equity tier 1	14.1	10.1	10.1
Tier 1 risk-based capital ratio	14.6	10.9	11.0
Total risk-based capital ratio	16.1	12.7	12.5

Metropolitan Commercial Bank
Tier 1 leverage ratio	8.4	9.0	10.1
Common equity tier 1	14.4	11.6	11.8
Tier 1 risk-based capital ratio	14.4	11.6	11.8
Total risk-based capital ratio	15.2	12.7	12.7
(1)	Determined by subtracting the weighted average cost of total interest-bearing liabilities from the weighted average yield on total interest-earning assets.
(2)	Determined by dividing net interest income by total average interest-earning assets.

Discussion of Financial Condition

Summary

The Company had total assets of $7.1 billion at December 31, 2021, an increase of 64.3% from December 31, 2020. Total loans before deferred fees increased to $3.7 billion at December 31, 2021, as compared to $3.1 billion at December 31, 2020. The increase from December 31, 2020 primarily included increases of $600.9 million in CRE loans (including owner occupied) and $63.0 million in C&I loans, offset by a $77.9 million decrease in multi-family loans. For the year ended December 31, 2021, the Company’s loan production was $1.2 billion, as compared to $687.2 million for the year ended December 31, 2020.

Total cash and cash equivalents were $2.4 billion at December 31, 2021, an increase of 173.0% from December 31, 2020. The increase in cash and cash equivalents reflected the strong growth in deposits as well as the cash received from the issuance of common stock during the third quarter of 2021.

Total securities were $951.0 million at December 31, 2021, an increase of 250.7% from December 31, 2020 due primarily to the deployment of excess liquidity from deposit growth.

Total deposits increased by $2.6 billion, or 68.0%, to $6.4 billion at December 31, 2021 from $3.8 billion at December 31, 2020. The increase in deposits from December 31, 2020, was due to increases of $1.9 billion in non-interest-bearing demand deposits and $663.4 million in interest-bearing deposits, resulting from increases across most deposit verticals. Non-interest-bearing deposits were 57.0% of total deposits at December 31, 2021, as compared to 45.1% at December 31, 2020.

Total stockholders’ equity was $557.0 million at December 31, 2021, as compared to $340.8 million at December 31, 2020. The increase of $216.2 million was primarily due to net proceeds from the secondary offering of $162.7 million and net income of $60.6 million for the year ended December 31, 2021.

Investments

The following table sets forth the stated maturities and weighted average yields of investment securities, excluding equity securities, at December 31, 2021. The table does not include the effect of prepayments or scheduled principal amortization. The weighted average yield for each group of securities was weighted by the amortized cost of the securities in the group.  Tax-exempt securities, if any, were presented on a tax-equivalent basis, using a federal tax rate of 21%.

	Due Within		Due After 1		Due After 5		Due After
	1 Year		Through 5 Years		Through 10 Years		10 Years		Total
	Amortized		Amortized		Amortized		Amortized		Amortized	Fair
(dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
Available-for-sale
U.S. Government agency securities	$—	—%	$47,994	0.54%	$15,000	1.07%	$5,000	1.68%	$67,994	$66,334	0.74%
U.S. State and Municipal securities	—	—	—	—	—	—	11,799	1.87	11,799	11,499	1.87
Residential MBS	—	—	144	2.03	13,267	1.14	462,982	1.22	476,393	466,551	1.22
Commercial MBS	—	—	377	0.70	7,975	2.19	9,435	1.10	17,787	17,627	1.58
Asset-backed securities	—	—	—	—	—	—	4,635	0.66	4,635	4,613	0.66
Total	$—	—%	$48,515	0.55%	$36,242	1.34%	$493,851	1.23%	$578,608	$566,624	1.18%

Held-to-maturity
U.S. Treasury securities	$—	—%	$29,811	1.03%	$—	—%	$—	—%	$29,811	$29,774	1.03%
U.S. State and Municipal securities	—	—	—	—	—	—	16,055	2.19	16,055	16,354	2.19
Residential MBS	—	—	—	—	1,835	1.81	326,260	1.51	328,095	325,941	1.51
Commercial MBS	—	—	—	—	8,138	1.17	—	—	8,138	8,039	1.17
Total	$—	—%	$29,811	1.03%	$9,973	1.29%	$342,315	1.54%	$382,099	$380,108	1.49%

There were no securities pledged as collateral at December 31, 2021 and 2020.

At December 31, 2021 and 2020, the Company’s securities portfolio primarily consisted of investment grade mortgage-backed securities and collateralized mortgage obligations issued by government agencies.

Other-Than-Temporary Impairment

Each reporting period, the Company evaluates its AFS and HTM securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. OTTI is required to be recognized if: (1) the Company intends to sell the security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the impairment is recognized as OTTI, resulting in a realized loss that is charged to earnings through a reduction in non-interest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes.

The unrealized losses of securities at December 31, 2021 and 2020 were primarily due to the changes in market interest rates subsequent to purchase. The Company does not consider these securities to be other-than-temporarily impaired since the decline in market value was attributable to changes in interest rates and not credit quality. In addition, the Company does not intend to sell and does not believe that it is more likely than not that it will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no impairment loss was recognized during the years ended December 31, 2021 or 2020.

Loans

Loans are the Company’s primary interest-earning asset. The following table sets forth certain information at December 31, 2021 regarding the dollar amount of loan contractual maturities during the periods indicated. The table does not include any estimate of prepayments that significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below (in thousands).

	Commercial			One-to-Four	Commercial	Consumer
	Real Estate	Construction	Multi-family	Family	and Industrial(1)	Loans	Total

Due within 1 year	$822,506	$89,278	$44,185	$—	$258,734	$240	$1,214,943
After 1 year through 5 years	1,489,120	62,513	259,885	1,983	358,196	5,756	2,177,453
After 5 years though 15 years	176,756	—	51,220	48,722	37,605	18,044	332,347
After 15 years	—	—	—	6,458	—	8,326	14,784
Total	$2,488,382	$151,791	$355,290	$57,163	$654,535	$32,366	$3,739,527
(1)	Includes $4.1 million of loans held for sale, measured at the lower of cost or fair value.

The following table sets forth the dollar amount of loans at December 31, 2021 that are due after one year and have either fixed interest rates or floating interest rates (dollars in thousands):

	At December 31, 2021
	Fixed Rate Loans	% of Total Fixed Rate Loans	Floating Rate Loans	% of Total Floating Rate Loans	Total Loans
Real Estate
Commercial	$1,085,113	64.1%	$580,763	69.9%	$1,665,876
Construction	—	—	62,513	7.5	62,513
Multi-family	274,139	16.2	36,966	4.5	311,105
One-to-four family	51,152	3.0	6,011	0.7	57,163
Commercial and industrial	261,307	15.4	134,494	16.2	395,801
Consumer	22,280	1.3	9,846	1.2	32,126
Total	$1,693,991	100.0%	$830,593	100.0%	$2,524,584

Asset Quality

Non-performing loans increased by $3.9 million to $10.3 million at December 31, 2021, as compared to $6.4 million at December 31, 2020, primarily due to the addition of one CRE loan, which was adversely affected by COVID-19, in the amount of $9.9 million. This was partially offset by charge-offs related to one shared national credit loan of $3.1 million, which had been substantially reserved for in 2020, and two C&I loans in the amount of $855,000, as well as a $1.4 million reduction in non-performing consumer loans.

Allowance for Loan Losses

The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans. The allowance is established based on management’s evaluation of the probable incurred losses inherent in the Company’s portfolio in accordance with GAAP.

The ALLL is increased through a provision for loan losses charged to operations. Loans are charged against the ALLL when management believes that the collectability of all or a portion of the principal is unlikely. Management’s evaluation of the adequacy of the ALLL is performed on a quarterly basis and takes into consideration such factors as general economic conditions, the credit risk grade assigned to the loan, historical loan loss experience and review of specific impaired loans.

The following table sets forth the ALLL allocated by loan category for the periods indicated (dollars in thousands):

	At December 31,
	2021			2020
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
	Allowance	to Total	to Total	Allowance	to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
Real Estate
Commercial	$22,216	64.0%	66.5%	$17,243	48.7%	60.0%
Construction	2,105	6.1	4.1	1,593	4.5	3.6
Multi-family	2,156	6.2	9.5	2,661	7.5	13.8
One-to-four family	140	0.4	1.5	206	0.6	2.3
Commercial and industrial	7,708	22.2	17.5	12,123	34.2	18.8
Consumer	404	1.1	0.9	1,581	4.5	1.5
Total	$34,729	100.0%	100.0%	$35,407	100.0%	100.00%

Deposits

The tables below summarize the Company’s deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2020 to December 31, 2021 (dollars in thousands):

	At December 31,
		Percentage		Percentage
		of total		of total
	2021	balance	2020	balance
Non-interest-bearing demand deposits	$3,668,673	57.0%	$1,726,135	44.9%
Money market	2,666,983	41.5	1,993,514	52.2
Savings accounts	20,930	0.3	17,895	0.5
Time deposits	78,986	1.2	92,062	2.4
Total	$6,435,572	100.0%	$3,829,606	100.0%

	2021 vs.2020	2021 vs.2020
	dollar	percentage
	Change	Change
Non-interest-bearing demand deposits	$1,942,538	112.5%
Money market	673,469	33.8
Savings accounts	3,035	17.0
Time deposits	(13,076)	(14.2)
Total	$2,605,966	68.0%

The table below summarizes the Company’s average balances and average interest rate paid, by segment, for the periods indicated (dollars in thousands):

	At December 31,
	2021	Average Rate	2020	Average Rate
Non-interest-bearing demand deposits	$2,708,547	—%	$1,443,094	—%
Money market	2,375,525	0.56	1,782,031	0.69
Savings accounts	19,091	0.23	16,077	0.36
Time deposits	83,313	1.02	98,483	1.85
Total	$5,186,476	0.57%	$3,339,685	0.75%

As of December 31, 2021, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $2.0 billion. In addition, as of December 31, 2021, the aggregate amount of the Company’s uninsured time deposits was $39.4 million. The following are scheduled maturities of time deposits greater than $250,000 as of December 31, 2021 (in thousands):

At December 31, 2021
Three months or less	$5,219
Over three months through six months	24,315
Over six months through one year	1,074
Over one year	8,835
Total	$39,443

Borrowings

FHLB Advances

At December 31, 2021, the Company did not have any FHLB borrowings as all of the previous $144.0 million of advances matured in 2020. At December 31, 2021, the Company had the ability to borrow a total of $532.1 million from the FHLB. It also had an available line of credit with the FRBNY discount window of $137.0 million.

Trust Preferred Securities Payable

On December 7, 2005, the Company established MetBank Capital Trust I, a Delaware statutory trust (“Trust I”). The Company owns all of the common stock of Trust I in exchange for contributed capital of $310,000. Trust I issued $10.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust I’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust I, mature on December 9, 2035 and bear interest at a floating rate of three-month LIBOR plus 1.85%. The Debentures are callable at any time. At December 31, 2021, the Debentures bore an interest rate of 1.97%.

On July 14, 2006, the Company established MetBank Capital Trust II, a Delaware statutory trust (“Trust II”). The Company owns all of the common stock of Trust II in exchange for contributed capital of $310,000. Trust II issued $10.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust II’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures II”) issued by the Company. The Debentures II, the sole assets of Trust II, mature on October 7, 2036, and bear interest at a floating rate of three-month LIBOR plus 2.00%. The Debentures II are callable at any time. At December 31, 2021, the Debentures II bore an interest rate of 2.12%.

The terms of the trust preferred securities will be impacted by the transition from LIBOR to an alternative U.S. dollar reference interest rate, potentially the SOFR, in 2022. The overnight and 1-, 3-, 6- and 12-month USD LIBOR settings will cease to be published or cease to be representative after June 30, 2023. All other LIBOR settings ceased to be published or to be representative as of December 31, 2021. Management is currently evaluating the impact of the transition on the trust preferred securities payable.

Subordinated Notes Payable

On March 8, 2017, the Company issued $25.0 million of subordinated notes at 100% issue price to accredited institutional investors. The notes mature on March 15, 2027 and bear an interest rate of 6.25% per annum. The interest is paid semi-annually on March 15th and September 15th of each year through March 15, 2022 and quarterly thereafter on March 15th, June 15th, September 15th and December 15th of each year.

In accordance with the terms of the subordinated notes, the interest rate from March 15, 2022 to the maturity date will reset quarterly to an interest rate per annum equal to the then current three-month LIBOR (not less than zero) plus 426 basis points, payable quarterly in arrears.

The Company has notified the trustee of the subordinated notes of its intent to redeem the subordinated notes in full on March 15, 2022. The subordinated notes will be redeemed in whole at a redemption price equal to 100% of the principal amount of the subordinated notes plus any accrued and unpaid interest.

Secured Borrowings

The Company has loan participation agreements with counterparties. The Company is generally the servicer for these loans. If the transfer of the participation interest does not qualify for sale treatment under GAAP, the amount of the loan transferred is recorded as a secured borrowing. There were $32.5 million in secured borrowings as of December 31, 2021 and $37.0 million as of December 31, 2020.

Discussion of the Results of Operations for the year ended December 31, 2021

Net Income

Net income increased $21.1 million to $60.6 million for 2021, as compared to $39.5 million for 2020. This increase was primarily due to a $32.1 million increase in net interest income, a $6.7 million increase in non-interest income, and a $5.7 million decrease in provision for loan losses, offset by a $12.8 million increase in non-interest expense and a $10.6 million increase in income tax expense.

Net Interest Income Analysis

Net interest income is the difference between interest earned on assets and interest incurred on liabilities. The following presents an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Yields and costs were derived by dividing income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Average balances were derived from daily balances over the periods indicated. Interest income included fees that management considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax-equivalent basis. Non-accrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

Year ended December 31,
2021	2020	2019
Average	Average	Average
Outstanding	Yield /	Outstanding	Yield /	Outstanding	Yield /
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)	$3,448,468	$164,528	4.77%	$2,888,180	$136,497	4.73%	$2,304,158	$117,124	5.08%
Available-for-sale securities	489,922	5,066	1.03	192,472	3,108	1.59	142,135	3,579	2.52
Held-to-maturity securities	50,110	746	1.49	3,282	59	1.77	4,158	84	2.02
Equity investments	2,312	26	1.13	2,279	41	1.77	2,231	50	2.23
Overnight deposits	1,669,754	2,310	0.14	732,130	2,546	0.35	349,123	7,752	2.22
Other interest-earning assets	11,897	608	5.11	16,467	846	5.14	22,275	1,191	5.35
Total interest-earning assets	5,672,463	$173,284	3.05%	3,834,810	$143,097	3.73%	2,824,080	$129,780	4.60%
Non-interest-earning assets	89,002	59,584	45,144
Allowance for loan and lease losses	(37,235)	(31,381)	(22,265)
Total assets	$5,724,230	$3,863,013	$2,846,959

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$2,394,616	$13,392	0.56%	$1,798,109	$12,420	0.69%	$1,248,096	$22,824	1.83%
Certificates of deposit	83,313	849	1.02	98,483	1,824	1.85	109,952	2,709	2.46
Total interest-bearing deposits	2,477,929	14,241	0.57	1,896,592	14,244	0.75	1,358,048	25,533	1.88
Borrowed funds	45,303	2,042	4.51	129,460	3,932	2.99	211,145	6,637	3.10
Total interest-bearing liabilities	2,523,232	$16,283	0.65%	2,026,052	$18,176	0.90%	$1,569,193	$32,170	2.05%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	2,708,547	1,443,094	968,030
Other non-interest-bearing liabilities	79,239	73,250	27,132
Total liabilities	5,311,018	3,542,396	2,564,355

Stockholders' Equity	413,212	320,617	282,604
Total liabilities and equity	$5,724,230	$3,863,013	$2,846,959

Net interest income	$157,001	$124,921	$97,610
Net interest rate spread (2)	2.41%	2.83	2.55
Net interest-earning assets	$3,149,231	$1,808,758	$1,254,887
Net interest margin (3)	2.77%	3.26%	3.46%
Ratio of interest earning assets to interest bearing liabilities	2.25	x	1.89	x	1.80	x
Total cost of funds (4)	0.31%	0.52%	1.27%
(1)	Amount includes deferred loan fees and non-performing loans.
(2)	Determined by subtracting the average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(3)	Determined by dividing net interest income by total average interest-earning assets.
(4)	Determined by dividing interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

Net interest margin decreased 49 basis points to 2.77% for the year ended December 31, 2021 from 3.26% for December 31, 2020. The decrease in net interest margin was driven by the lower rate environment as well as an increase in the level of liquid assets and securities on the balance sheet, which earn lower yields than the Company’s loan portfolio. This was partially offset by a decrease in the average cost of interest-bearing liabilities driven by the lower rate environment.

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

	At December 31,
	2021 over 2020			2020 over 2019
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$26,720	$1,311	$28,031	$28,054	$(8,681)	$19,373
Available-for-sale securities	3,338	(1,380)	1,958	1,063	(1,534)	(471)
Held-to-maturity securities	697	(10)	687	(16)	(9)	(25)
Equity investments	1	(16)	(15)	1	(10)	(9)
Overnight deposits	1,925	(2,161)	(236)	4,449	(9,655)	(5,206)
Other interest-earning assets	(234)	(4)	(238)	(300)	(45)	(345)
Total interest-earning assets	$32,447	$(2,260)	$30,187	$33,251	$(19,934)	$13,317
Interest-bearing liabilities:
Money market and savings accounts	$3,622	$(2,650)	$972	$7,463	$(17,867)	$(10,404)
Certificates of deposit	(249)	(726)	(975)	(262)	(623)	(885)
Total deposits	3,373	(3,376)	(3)	7,201	(18,490)	(11,289)
Borrowed funds	(3,269)	1,379	(1,890)	(2,473)	(232)	(2,705)
Total interest-bearing liabilities	104	(1,997)	(1,893)	4,728	(18,722)	(13,994)
Change in net interest income	$32,343	$(263)	$32,080	$28,523	$(1,212)	$27,311

Interest Income

Interest income increased $30.2 million to $173.3 million for 2021, as compared to $143.1 million for 2020. This increase was primarily due to increases of $28.0 million in interest income on loans. The increase in interest income on loans was primarily due to a $560.3 million increase in the average balance of loans to $3.4 billion for 2021 as compared to $2.9 billion for 2020. The increase in the average balance of loans reflects the Company’s continued growth.

Total average interest-earning assets increased $1.9 billion to $5.7 billion for 2021, as compared to $3.8 billion for 2020. The total yield on average interest-earning assets decreased 68 basis points to 3.05% for 2021, as compared to 3.73% for 2020. As a result of the growth in deposits of $2.6 billion in 2021 and the Company raising net proceeds of $162.7 million through the issuance of common stock in the third quarter of 2021, the average balance of overnight deposits grew by $937.6 million to $1.7 billion for 2021, as compared to $732.1 million for 2020. The average yield on overnight deposits was 14 basis points for 2021, as compared to 35 basis points for 2020, and the average balance of overnight deposits accounted for 29.4% and 19.1% of total average interest-earning assets for 2021 and 2020, respectively. In addition, the average balance of AFS and HTM securities grew by $344.3 million to $540.0 million for 2021, as compared to $195.8 million for 2020. The average yield on these securities was 1.08% for 2021, as compared to 1.62% for 2020, and they accounted for 9.5% and 5.1% of total average interest-earning assets for 2021 and 2020, respectively.

Interest Expense

Interest expense decreased $1.9 million to $16.3 million for 2021, as compared to $18.2 million for 2020. This decrease was due primarily to a $1.7 million decrease in interest on borrowed funds from the maturity of $144.0 of FHLB advances during 2020. As a result, the average balance of borrowings decreased $84.2 million to $45.3 million for 2021, as compared to $129.5 million for 2020. This was partially offset by the increase in the average cost of borrowings to 4.51%, as compared to 2.99% for 2020. Total average interest-bearing liabilities increased by $497.2 million to $2.5 billion for 2021, as compared to $2.0 billion for 2020. The cost of interest-bearing liabilities decreased 25 basis points to 0.65% for 2021, as compared to 0.90% for 2020.

Provision for Loan Losses

The provision for loan losses decreased $5.7 million to $3.8 million for 2021, as compared to $9.5 million for 2020, which reflected a reduction in non-performing consumer loans, improved economic conditions and decreases in COVID-19 modified loans and delinquencies, offset by loan growth and the impact of loans transferred to held for sale.

Non-Interest Income

Non-interest income increased by $6.7 million to $23.7 million for 2021, as compared to $17.0 million for 2020. The increase was primarily due to an increase of $8.0 million of Global Payments Group revenue and an increase of $1.0 million in service charges on deposit accounts, offset by a $2.7 million decrease in gain on sale of securities. The increase in global payments revenue reflects the growth in the global payments business. The increase in service charges on deposit accounts reflects the $1.8 billion growth in average interest-bearing and non-interest bearing deposits for 2021 as compared to 2020. The decrease in the gain on securities reflected the sale and call of $43.2 million of securities in 2021 compared to $141.4 million in 2020.

Non-Interest Expense

Non-interest expense increased $12.8 million to $87.3 million for 2021 as compared to $74.5 million for 2020. The increase was primarily due to an increase in compensation and benefits expense, professional fees and technology costs in line with revenue growth. This was partially offset by reduced licensing fees.

Compensation and benefits increased $6.1 million to $45.9 million for 2021 as compared to $39.8 million for 2020. This increase was due primarily to an increase in total compensation in line with revenue growth and the increase in the number of full-time employees to 202 for 2021, as compared to 189 for 2020.

Professional fees increased $2.6 million to $6.8 million for 2021 as compared to $4.1 million for 2020. Technology costs increased $1.8 million to $5.2 million for 2021 as compared to $3.4 million for 2020. These increases reflect the growth of the business and the Company’s technology needs.

Licensing fees amounted to $8.6 million for 2021, a decrease of $1.0 million compared to 2020, given the LIBOR rate reduction. Average deposits from bankruptcy accounts subject to the licensing fees were $894.7 million for 2021, as compared to $773.4 million for 2020.

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

The following is a table of off-balance sheet arrangements broken out by fixed and variable rate commitments for the periods indicated therein (in thousands):

	At December 31,
	2021		2020		2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused commitments	$39,676	$346,115	$19,024	$266,696	$17,204	$193,767
Standby and commercial letters of credit	49,988	—	34,264	—	47,743	—
	$89,664	$346,115	$53,288	$266,696	$64,947	$193,767

The following is a maturity schedule for the Company’s off-balance sheet arrangements at December 31, 2021 (in thousands):

	Total	2022	2023 - 2024	2025 - 2026	Thereafter
Unused commitments	$385,791	$177,264	$174,514	$33,514	$499
Standby and commercial letters of credit	49,988	33,718	16,270	—	—
	$435,779	$210,982	$190,784	$33,514	$499

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

The Company regularly reviews the need to adjust investments in liquid assets based upon its assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of its asset/liability program. Excess liquid assets are invested generally in interest earning deposits and short- and intermediate-term securities.

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given period. At December 31, 2021 and 2020, cash and cash equivalents totaled $2.4 billion and $864.3 million, respectively. Securities classified as AFS, which provide additional sources of liquidity, totaled $566.6 million at December 31, 2021 and $266.1 million at December 31, 2020. There were no securities pledged as collateral at December 31, 2021 and 2020.

At December 31, 2021, the Company did not have any borrowings from the FHLB and had the ability to borrow $532.1 million from the FHLB. The Company also had an available line of credit with the FRBNY discount window of $137.0 million.

The Company has no material commitments or demands that are likely to affect its liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, the Company could access its borrowing capacity with the FHLB or obtain additional funds through brokered certificates of deposit.

Time deposits due within one year of December 31, 2021 totaled $53.7 million, or 0.8% of total deposits. Total time deposits were $79.0 million, or 1.2% of total deposits, at December 31, 2021.

The Company’s primary investing activities are the origination and purchase of loans and the purchase of securities. The Company originated and purchased $1.2 billion and $687.2 million of loans during the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the Company purchased  $484.8 million and $383.6 million of AFS and HTM securities, respectively. During the year ended December 31, 2020, the Company purchased $234.4 million and $0 million of AFS and HTM securities, respectively.

Financing activities consist primarily of activity in deposit accounts. Total deposits increased by $2.6 billion and $1.0 billion for the years ended December 31, 2021 and 2020, respectively. The Company generates deposits from businesses and individuals through client referrals and other relationships and through its retail presence. The Company has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds.

The Company has loan participation agreements with counterparties. The Company is generally the servicer for these loans. If the transfer of the participation interest does not qualify for sale treatment under GAAP, the amount of the loan transferred is recorded as a secured borrowing. There were $32.5 million in secured borrowings as of December 31, 2021 and $37.0 million as of December 31, 2020.

Regulation

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At December 31, 2021 and December 31, 2020, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and the Bank review capital levels on a monthly basis. Below is a table of the Company and Bank’s capital ratios for the periods indicated:

	At December 31,		Minimum Ratio to be “Well Capitalized”	Minimum Ratio Required for Capital Adequacy Purposes
	2021	2020
The Company:
Tier 1 leverage ratio	8.5%	8.5%	N/A	4.0%
Common equity tier 1	14.1%	10.1%	N/A	4.5%
Tier 1 risk-based capital ratio	14.6%	10.9%	N/A	6.0%
Total risk-based capital ratio	16.1%	12.7%	N/A	8.0%

The Bank:
Tier 1 leverage ratio	8.4%	9.0%	5.0%	4.0%
Common equity tier 1	14.4%	11.6%	6.5%	4.5%
Tier 1 risk-based capital ratio	14.4%	11.6%	8.0%	6.0%
Total risk-based capital ratio	15.2%	12.7%	10.0%	8.0%

As a result of the Economic Growth Act, banking regulatory agencies adopted a revised definition of “well capitalized” for eligible financial institutions and holding companies with assets of less than $10 billion (a “Qualifying Community Bank”). The new rule establishes a CBLR equal to the tangible equity capital divided by the average total consolidated assets. Regulators have established the CBLR to be set at 8.5% through calendar year 2021 and 9% thereafter. The CARES Act, signed into law in response to the COVID-19 pandemic, temporarily reduced the CBLR to 8%. The Company did not elect into the CBLR framework and plans to continue to measure capital adequacy using the ratios in the table above. At December 31, 2021, the Company’s capital exceeded all applicable requirements.

At both December 31, 2021 and December 31, 2020, total CRE loans were 343.4% and 412.5% of the Bank’s risk-based capital, respectively.

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

In September, 2020, the Company implemented its Return-to-Work Plan, which allowed for up to 50% of employees to return to work. The Company revised its Return-to-Work Plan and allowed up to 75% of employees to return to work as of January 11, 2021 and 100% of employees to return to work as of March 1, 2021.

The Company’s actions ensured, and continue to ensure, the Company’s uninterrupted operational effectiveness, while safeguarding the health and safety of its customers and employees. The Pandemic Plan and Return-to-Work Plan incorporate guidance from the regulatory and health communities, as implemented and monitored by the Company’s Business Continuity Response Team. The Company’s branch network continues to serve the local community and its online platforms facilitate alternate methods for its customers to meet their financial needs. While COVID-19 has resulted in widespread disruption to the lives and businesses of the Company’s customers and employees, the Company’s Pandemic Plan and Return-to-Work Plan has enabled the Company to remain focused on assisting customers and ensuring that the Company remains fully operational.

Financial Impact

The Company has taken several steps to assess the financial impact of COVID-19 on its business, including contacting customers to determine how their business was being affected and analyzing the impact of the virus on the different industries that the Company serves.

Loan Portfolio

As of December 31, 2021, total loans consisted primarily of CRE, C&I and multi-family mortgage loans. At December 31, 2021, the Company’s loan portfolio includes loans to the following industries (dollars in thousands):

	At December 31, 2021
	Balance	% of Total Loans(3)

CRE (1)
Skilled Nursing Facilities	$856,012	22.94%
Multi-family	355,290	9.52
Retail	239,192	6.41
Mixed use	274,811	7.36
Office	190,577	5.11
Hospitality	189,624	5.08
Construction	151,791	4.07
Other	705,705	18.91
Total CRE	$2,963,002	79.40%

C&I (2)
Healthcare	$105,712	2.83%
Skilled Nursing Facilities	101,911	2.73
Finance & Insurance	183,958	4.93
Wholesale	71,584	1.92
Manufacturing	9,554	0.26
Transportation	1,040	0.03
Retail	7,175	0.19
Recreation & Restaurants	2,284	0.06
Other	159,686	4.28
Total C&I	$642,904	17.23%
(1)	CRE, not including one-to-four family loans and participations
(2)	Net of premiums and overdraft adjustments
(3)	Net of deferred fees and costs

The largest concentration in the loan portfolio is to the healthcare industry, which amounted to $1.1 billion, or 28.4% of total loans at December 31, 2021, including $957.9 million in loans to skilled nursing facilities (“SNF”). The Company has not noted any significant impact on SNF loans because of COVID-19 as the demand for nursing home beds remains strong.

Loan Modifications

The Company has been working with customers to address their needs during this pandemic. These deferrals were not considered TDRs under Section 4013 of the CARES Act. The following is a summary of loan modifications requested and in process as of December 31, 2021 (dollars in thousands):

	At December 31, 2021
	CRE		Consumer		Total
Type of Deferral	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans

Defer monthly principal payments only	$39,078	6	$—	—	$39,078	6
Full payment deferral	9,747	1	108	1	9,855	2
	$48,825	7	$108	1	$48,933	8

The following is a summary of the weighted average LTV ratios for CRE modifications requested and in process as of December 31, 2021 (dollars in thousands):

Industry	Total Deferrals	Weighted Average LTV

CRE:
Hospitality	$30,568	61.10%
Mixed-Use	11,881	68.35
Other	6,376	75.76
Total	$48,825	64.78%

Allowance for Loan Losses

The Company continues to assess the impact of the pandemic on its financial condition, including the determination of the ALLL. As part of that assessment, the Company considers the effects of the impact of COVID-19 on macro-economic conditions such as unemployment rates and the gradual re-opening of all non-essential businesses. The Company also analyzed the impact of COVID-19 on its primary market, which is the New York metropolitan area, as well as the impact on the Company’s market sectors and its specific clients.

Based on current economic conditions, including the negative impact of COVID-19, and the Company’s ALLL methodology, the ALLL for the year ended December 31, 2021 was $34.7 million.

However, this is a period of great uncertainty. The impact of COVID-19 is likely to be felt over the next several quarters particularly as the term of loan modifications expire and borrowers return to a normal debt service schedule as well as the commencement of a repayment schedule for payments that were deferred. As such, significant adjustments to the ALLL may be required as the full impact of COVID-19 on the Company’s borrowers becomes known.

Goodwill

The Company performed an impairment assessment and determined that no impairment of goodwill existed as of December 31, 2021.

Liquidity

During periods of economic stress, such as during the COVID-19 pandemic, the Company closely monitors deposit trends and the Company’s liquidity position. At December 31, 2021, deposits totaled $6.4 billion, an increase of $2.6 billion from total deposits of $3.8 billion at December 31, 2020. On December 31, 2021, total cash and cash equivalents amounted to $2.4 billion, or 33.2% of total assets, and securities available for sale amounted to $566.6 million, or 8.0% of total assets. In addition, the Company has available borrowing capacity of $532.1 million from the FHLB and an available line of credit of $137.0 million with the FRBNY. Management believes that the Company has ample liquidity to address the COVID-19 uncertainties and remains vigilant in assessing its potential liquidity needs during this period.

Capital

At December 31, 2021, the Company and the Bank were considered well capitalized. See regulatory ratios under the “Regulation” section herein.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

General

The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The Board of Directors has oversight of the Company’s asset and liability management function, which is managed by the Company’s ALCO. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That group also reviews liquidity, capital, deposit mix, loan mix and investment positions.

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

The Company manages its exposure to interest rates primarily by structuring its balance sheet in the ordinary course of business. The Company generally originates fixed and floating rate loans with maturities of less than five years. The interest rate risk on these loans is offset by the cost of deposits, where many of such deposits generally pay interest based on a floating rate index. In the first quarter of 2020, the Company entered into an interest rate cap derivative contract as part of its interest rate risk management strategy. The interest rate cap has a notional amount of $300.0 million and was designated as a cash flow hedge of certain deposits. The interest rate subject to the cap is 30-day LIBOR. Based upon the nature of operations, the Company is not subject to FX or commodity price risk and does not own any trading assets.

Net Interest Income At-Risk

The Company analyzes its sensitivity to changes in interest rates through a net interest income simulation model. It estimates what net interest income would be for a one-year period based on current interest rates, and then calculates what the net interest income would be for the same period under different interest rate assumptions. For modeling purposes, the Company reclassifies licensing fees on corporate cash management deposits from non-interest expense to interest expense since these fees are indexed to certain market interest rates.

The table below shows the estimated impact on net interest income for the one-year period beginning December 31, 2021 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

Although the net interest income table below provides an indication of interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results. The following table indicates the sensitivity of projected annualized net interest income to the interest rate movements described above at December 31, 2021 (dollars in thousands):

At December 31, 2021
Change in Interest Rates (basis points)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
+400	$247,705	48.93%
+300	223,855	34.59
+200	200,148	20.34
+100	179,185	7.73
—	166,323	—
-100	158,376	(4.78)

Given the historically low level of market interest rates, the Company did not model a 200 basis point decrease in interest rates at December 31, 2021.

The table above indicates that at December 31, 2021, in the event of a 200 basis point instantaneous increase in interest rates, the Company would experience an 20.34% increase in net interest income. In the event of a 100 basis point decrease in interest rates, it would experience a 4.78% decrease in net interest income.

Economic Value of Equity Analysis

The Company analyzes the sensitivity of its financial condition to changes in interest rates through an EVE model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates.

The table below represents an analysis of interest rate risk as measured by the estimated changes in economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +300 and +400 basis points and -100 basis points) at December 31, 2021 (dollars in thousands):

		Estimated Increase (Decrease) in		EVE as a Percentage of Fair
		EVE		Value of Assets (3)
Change in					Increase
Interest Rates					(Decrease)
(basis points) (1)	Estimated EVE (2)	Dollars	Percent	EVE Ratio (4)	(basis points)
+400	$883,002	$204,687	30.18%	13.17	366.20
+300	847,216	168,901	24.90	12.44	293.52
+200	802,877	124,562	18.36	11.61	210.03
+100	750,083	71,768	10.58	10.67	116.36
—	678,315	—	—	9.51	—
-100	463,134	(215,181)	(31.72)	6.42	(308.36)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

Given the historically low level of market interest rates, the Company did not model a 200 basis point decrease in interest rates at December 31, 2021.

The table above indicates that at December 31, 2021, in the event of a 100 basis point decrease in interest rates, the Company would experience a 31.72% decrease in its EVE. In the event of a 200 basis point increase in interest rates, it would experience an increase of 18.36% in its EVE.

The preceding analyses do not represent a forecast of actual results and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary, prepayment/refinancing levels, the varying impact of interest rate changes on caps and floors embedded in adjustable-rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables will likely deviate from those assumed.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data included in this report have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 8.  Financial Statements and Supplementary Data

For the Company’s consolidated financial statements, see index on page 62.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure

a)	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2021. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2021 was effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as an EGC) to provide only management’s report in this annual report.

c)	Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2021 that had materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding the Company’s directors, executive officers and corporate governance is incorporated by reference to the Company’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the SEC within 120 days of December 31, 2021. Specifically, the Company incorporates herein the information regarding its directors and executive officers included in the Proxy Statement under the headings “Proposal 1 — Election of Directors,” “— Executive Officers Who Are Not Directors” and “— Delinquent Section 16(a) Reports.”

Information regarding the Company’s corporate governance is incorporated herein by reference to the information in the Proxy Statement under the heading “Proposal 1 — Election of Directors — Committees of the Board of Directors — Audit Committee.” The Company has adopted a written Code of Ethics that applies to all directors, officers, including its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Controller, or persons performing similar functions, and employees. The Code of Ethics is published on the Company’s website, www.mcbankny.com. The Company will provide to any person, without charge, upon request, a copy of such Code of Ethics. Such request should be made in writing to: Metropolitan Bank Holding Corp. 99 Park Ave., 12th Floor, New York, New York, 10016, attention: Investor Relations.

Item 11.  Executive Compensation

Information regarding executive and director compensation and the Compensation Committee of the Company’s Board of Directors is incorporated herein by reference to the information in the Proxy Statement under the heading “Compensation Matters.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and equity compensation plans are included under the headings “Stock Ownership” and “Proposal 2 – Approval of the Metropolitan Bank Holding Corp. 2022 Equity Incentive Plan – Equity Compensation Plan Information” in the Proxy Statement and are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Related Persons” and “Proposal 1 – Election of Directors – Board Independence” sections of the Company’s 2022 Proxy Statement are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The “Proposal 3 — Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Company’s 2022 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Financial Statements

See index to Consolidated Financial Statements on page 62.

Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under “Part II — Item 8. Financial Statements and Supplementary Data.”

Exhibits Required by Item 601 of SEC Regulation S-K

3.1	Certificate of Incorporation of Metropolitan Bank Holding Corp, as amended.(1)
3.2	Amended and Restated Bylaws of Metropolitan Bank Holding Corp.(2)
4.1	Form of Common Stock Certificate of Metropolitan Bank Holding Corp.(3)

4.2	Description of Securities of Metropolitan Bank Holding Corp.(4)
10.1	Amended and Restated Employment Agreement by and among Metropolitan Bank Holding Corp., Metropolitan Commercial Bank and Mark R. DeFazio(5)
10.2	Metropolitan Bank Holding Corp. 2009 Equity Incentive Plan(6)
10.3	First Amendment to 2009 Equity Incentive Plan(7)
10.4	Second Amendment to 2009 Equity Incentive Plan(8)
10.5	Metropolitan Commercial Bank Amended and Restated Executive Annual Incentive Plan(9)
10.6	Form of Performance Restricted Share Unit Award Agreement - 2009 Plan(10)
10.7	Amendment One to Restricted Share Agreements - 2009 Plan(11)
10.8	Form of Restricted Share Agreement - 2009 Plan(12)

10.9	Form of Stock Option Agreement - 2009 Plan(13)
10.10	Employment Agreement by and between Metropolitan Commercial Bank and Scott Lublin(14)
10.11	Metropolitan Bank Holding Corp. 2019 Equity Incentive Plan(15)
10.12	Change in Control Agreement between Metropolitan Bank Holding Corp., Metropolitan Commercial Bank and Nick Rosenberg(16)
10.13	Form of Restricted Stock Unit Award Agreement – 2019 Plan(17)
10.14	Form of Performance-Based Restricted Stock Award Agreement – 2019 Plan(18)
10.15	Form of Time-Based Restricted Stock Award Agreement – 2019 Plan(19)
10.16	Form of Incentive Stock Option Agreement – 2019 Plan(20)
10.17	Form of Non-Qualified Stock Option Agreement – 2019 Plan(21)
21.1	Subsidiaries of Registrant(22)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Inline Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2021 and 2020, (ii) the Consolidated Statements of Operation for the years ended December 31, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020 (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020, and (vi) the notes to the Consolidated Financial Statements

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333-220805).
(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 25, 2017 (File No. 333-220805).
(3)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333-220805).
(4)	Incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2020 (File No. 001-38282).
(5)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333-220805).
(6)	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333-220805).
(7)	Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282).
(8)	Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282).
(9)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2017 (File No. 001-38282).
(10)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2018 (File No. 001-38282).
(11)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2018 (File No. 001-38282).

(12) Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282).

(13) Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282).

(14) Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2018 (File No. 001-38282).

(15) Incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 17, 2019 (File No. 001-38282).

(16) Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2019 (File No. 001-38282).

(17) Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333-233465).

(18) Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333-233465).

(19) Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333-233465).

(20) Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333-233465).

(21) Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333-233465).

(22) Incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333 220805).

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: March 10, 2022	By:	/s/ Mark R. DeFazio
Mark R. DeFazio
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mark R. DeFazio	President, Chief Executive Officer and Director	March 10, 2022
Mark R. DeFazio	(Principal Executive Officer)

/s/ Gregory A. Sigrist	Executive Vice President and Chief Financial Officer	March 10, 2022
Gregory A. Sigrist	(Principal Financial and Accounting Officer)

/s/ William Reinhardt	Chairman of the Board	March 10, 2022
William Reinhardt

/s/ Dale C. Fredston	Director	March 10, 2022
Dale C. Fredston

/s/ David J. Gold	Director	March 10, 2022
David J. Gold

/s/ Harvey M. Gutman	Director	March 10, 2022
Harvey M. Gutman

/s/ Terence J. Mitchell	Director	March 10, 2022
Terence J. Mitchell

/s/ Robert C. Patent	Director	March 10, 2022
Robert C. Patent

/s/ Maria F. Ramirez	Director	March 10, 2021
Maria F. Ramirez

/s/ Anthony J. Fabiano	Director	March 10, 2022
Anthony J. Fabiano

/s/ George J. Wolf, Jr.	Director	March 10, 2022
George J. Wolf, Jr.

/s/ Chaya Pamula	Director	March 10, 2022
Chaya Pamula

/s/ Katrina Robinson	Director	March 10, 2022
Katrina Robinson

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of

Metropolitan Bank Holding Corp. and Subsidiary

New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Metropolitan Bank Holding Corp. and Subsidiary (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York
March 10, 2022

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	December 31,	December 31,
	2021	2020
Assets
Cash and due from banks	$28,864	$8,692
Overnight deposits	2,330,486	855,613
Total cash and cash equivalents	2,359,350	864,305
Investment securities available for sale, at fair value	566,624	266,096
Investment securities held to maturity (estimated fair value of $380.1 million and $2.8 million at December 31, 2021 and 2020, respectively)	382,099	2,760
Equity investment securities, at fair value	2,273	2,313
Total securities	950,996	271,169
Other investments	11,998	11,597
Loans, net of deferred fees and unamortized costs	3,731,929	3,137,053
Allowance for loan losses	(34,729)	(35,407)
Net loans	3,697,200	3,101,646
Receivable from global payments business, net	39,864	27,259
Accrued interest receivable	15,195	13,249
Premises and equipment, net	15,116	13,475
Prepaid expenses and other assets	16,906	18,388
Goodwill	9,733	9,733
Total assets	$7,116,358	$4,330,821
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$3,668,673	$1,726,135
Interest-bearing deposits	2,766,899	2,103,471
Total deposits	6,435,572	3,829,606
Trust preferred securities	20,620	20,620
Subordinated debt, net of issuance cost	24,712	24,657
Secured borrowing	32,461	36,964
Accounts payable, accrued expenses and other liabilities	36,411	61,645
Accrued interest payable	746	712
Prepaid third-party debit cardholder balances	8,847	15,830
Total liabilities	6,559,369	3,990,034

Commitments and Contingencies (See Note 11)

Class B preferred stock, $0.01 par value, authorized 2,000,000 shares, 0 and 272,636 issued and outstanding at December 31, 2021 and 2020, respectively)	—	3
Common stock, $0.01 par value, 25,000,000 shares authorized, 10,920,569 and 8,295,272 shares issued and outstanding at December 31, 2021 and 2020, respectively	109	82
Additional paid in capital	382,999	218,899
Retained earnings	181,385	120,830
Accumulated other comprehensive income (loss), net of tax	(7,504)	973
Total stockholders’ equity	556,989	340,787
Total liabilities and stockholders’ equity	$7,116,358	$4,330,821

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2021 and 2020

(in thousands, except per share data)

	2021	2020
Interest and dividend income
Loans, including fees	$164,528	$136,497
Securities
Taxable	5,649	3,208
Tax-exempt	189	—
Money market funds	—	34
Overnight deposits	2,310	2,546
Other interest and dividends	608	812
Total interest income	173,284	143,097
Interest expense
Deposits	14,241	14,244
Borrowed funds	—	1,742
Trust preferred securities	424	572
Subordinated debt	1,618	1,618
Total interest expense	16,283	18,176

Net interest income	157,001	124,921
Provision for loan losses	3,816	9,488
Net interest income after provision for loan losses	153,185	115,433

Non-interest income
Service charges on deposit accounts	4,755	3,728
Global Payments Group revenue	16,445	8,464
Other service charges and fees	1,950	1,477
Unrealized gain (loss) on equity securities	(62)	48
Gain on sale of securities	609	3,286
Total non-interest income	23,697	17,003

Non-interest expense
Compensation and benefits	45,908	39,797
Bank premises and equipment	8,055	8,340
Professional fees	6,750	4,122
Technology costs	5,201	3,387
Licensing fees	8,606	9,653
Other expenses	12,792	9,219
Total non-interest expense	87,312	74,518

Net income before income tax expense	89,570	57,918
Income tax expense	29,015	18,452
Net income	$60,555	$39,466

Earnings per common share
Basic earnings	$6.64	$4.76
Diluted earnings	$6.45	$4.66

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2021 and 2020

(in thousands)

	2021	2020
Net Income	$60,555	$39,466

Other comprehensive income:
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period	(14,722)	4,877
Reclassification adjustment for gains included in net income	(609)	(3,286)
Tax effect	4,795	(514)
Net of tax	(10,536)	1,077

Unrealized gain (loss) on cash flow hedges:
Unrealized holding gain (loss) arising during the period	2,957	(1,925)
Tax effect	(898)	614
Net of tax	2,059	(1,311)

Total other comprehensive income (loss)	(8,477)	(234)

Comprehensive Income	$52,078	$39,232

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2021 and 2020

(in thousands, except share data)

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount

Balance at January 1, 2020	272,636	$3	8,312,918	$82	$216,468	$81,364	$1,207	$299,124
Restricted stock, net of forfeiture	—	—	(3,298)	—	—	—	—	—
Stock based compensation	—	—	—	—	3,312	—	—	3,312
Impact of shares for tax withholding for restricted stock vesting	—	—	(14,348)	—	(881)	—	—	(881)
Net income	—	—	—	—	—	39,466	—	39,466
Other comprehensive income (loss)	—	—	—	—	—	—	(234)	(234)
Balance at December 31, 2020	272,636	$3	8,295,272	$82	$218,899	$120,830	$973	$340,787

Balance at January 1, 2021	272,636	$3	8,295,272	$82	$218,899	$120,830	$973	$340,787
Issuance of Common Stock, net of issuance costs	—	—	2,300,000	23	162,664	—	—	162,687
Restricted stock, net of forfeiture	—	—	101,291	1	—	—	—	1
Preferred Stock converted to Common Stock	(272,636)	(3)	272,636	3	—	—	—	—
Stock based compensation	—	—	—	—	4,821	—	—	4,821
Impact of shares for tax withholding for restricted stock vesting	—	—	(48,630)	—	(3,385)	—	—	(3,385)
Net income	—	—	—	—	—	60,555	—	60,555
Other comprehensive income (loss)	—	—	—	—	—	—	(8,477)	(8,477)
Balance at December 31, 2021	—	$—	10,920,569	$109	$382,999	$181,385	$(7,504)	$556,989

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2021 and 2020

(in thousands)

	2021	2020
Cash flows from operating activities
Net income	$60,555	$39,466
Adjustments to reconcile net income to net cash:
Net Depreciation amortization and accretion	5,063	4,603
Provision for loan losses	3,816	9,488
Stock-based compensation	4,821	3,312
Net change in deferred loan fees	2,332	296
Deferred income tax (benefit) expense	(120)	290
(Gain) loss on sale of securities	(609)	(3,286)
(Gain) loss on sale of loans	—	190
Dividends earned on CRA fund	(22)	(41)
Unrealized (gain) loss on equity securities	62	(48)
Net change in:
Accrued interest receivable	(1,946)	(4,387)
Accounts payable, accrued expenses and other liabilities	(25,234)	38,089
Change in global payments balances	(6,983)	16,227
Change in accrued interest payable	34	(517)
Receivable from global payments, net	(12,605)	(15,678)
Prepaid expenses and other assets	8,113	(734)
Net cash provided by (used in) operating activities	37,277	87,270

Cash flows from investing activities
Loan originations, purchases and payments, net	(618,323)	(476,419)
Proceeds from loans sold	16,622	11,476
Redemptions of other investments	7	10,980
Purchases of other investments	(407)	(1,140)
Purchase of securities available-for-sale	(484,793)	(234,366)
Purchase of securities held-for-investment	(383,619)	—
Proceeds from sales and calls of securities available-for-sale	43,241	141,422
Proceeds from paydowns and maturities of securities available-for-sale	124,118	64,973
Proceeds from paydowns of securities held-to-maturity	4,152	932
Purchase of derivative contract	—	(2,980)
Purchase of premises and equipment, net	(3,995)	(3,913)
Net cash provided by (used in) investing activities	(1,302,997)	(489,035)

Cash flows from financing activities
Proceeds from issuance of common stock, net	162,687	—
Proceeds from FHLB advances	150	—
Repayments of FHLB advances	(150)	(144,000)
Redemption of common stock for tax withholdings for restricted stock vesting	(3,385)	(881)
Proceeds from (repayments of) secured borrowings	(4,503)	(6,008)
Net increase in deposits	2,605,966	1,027,739
Net cash provided by (used in) financing activities	2,760,765	876,850

Increase (decrease) in cash and cash equivalents	1,495,045	475,085
Cash and cash equivalents at the beginning of the period	864,305	389,220
Cash and cash equivalents at the end of the period	$2,359,350	$864,305

Supplemental information
Cash paid for:
Interest	$16,249	$18,693
Income Taxes	$24,165	$19,085
Non-cash item:
Transfer of loans held for investment to held for sale	$17,492	$1,716

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

NOTE 1 — ORGANIZATION

Metropolitan Bank Holding Corp., a New York corporation (the “Company”), is a bank holding company whose principal activity is the ownership and management of Metropolitan Commercial Bank (the “Bank”), its wholly-owned subsidiary. The Company’s primary market is the New York metropolitan area. The Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout this Form 10-K.

The Company’s primary lending products are CRE loans, C&I loans, and multi-family loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flows from operations of businesses.

The Company’s primary deposit products are checking, savings, and term deposit accounts, and its deposit accounts are insured by the FDIC under the maximum amounts allowed by law. In addition to traditional commercial banking products, the Company offers corporate cash management and retail banking services and, through its Global Payments Group (“global payments business”), provides BaaS to its fintech partners, which includes serving as an issuing bank for third-party managed debit card programs nationwide and providing other financial infrastructure, including cash settlement and custodian deposit services.

The Company and the Bank are subject to the regulations of certain state and federal agencies and, accordingly, are periodically examined by those regulatory authorities. The Company’s business is affected by state and federal legislation and regulations.

NOTE 2 — BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform with GAAP and predominant practices within the U.S. banking industry. The consolidated financial statements include the accounts of the Company and the Bank. All intercompany balances and transactions have been eliminated. The Consolidated Financial Statements (the “financial statements”) reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. In preparing the financial statements in conformity with GAAP, management has made estimates and assumptions based on available information. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods, and actual results could differ from those estimated. Information available which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers.

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Use of Estimates

To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ from those estimates.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

Cash Flows

Cash and cash equivalents are defined as cash on hand and amounts due from banks and money market funds. Net cash flows are reported for customer loan and deposit transactions, and other investments.

Securities

Debt securities are classified as HTM and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as AFS when they might be sold before maturity. Securities classified as AFS are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Equity securities with readily determinable fair values are carried at fair value, with changes in fair value reported in net income.

Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are amortized using the level yield method without anticipating prepayments, except for MBS where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method. Gains and losses on sales of securities are recognized in the consolidated statements of operations upon sale.

Management evaluates AFS and HTM securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the statement of operations and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Accounts Receivable, Net and Receivable from Global Payments Business, Net

Accounts receivables, net, primarily consist of the Company’s in-transit items, trade receivables from global payments business and other receivables. Receivables from the global payments business are predominantly government scheduled payments including financial assistance programs and pensions.

Revenue Recognition

Most of the Company’s revenue is derived from interest income on loans. Any revenues from contracts with customers, which are not exempt from the accounting requirements under ASU 2014-09, Revenue from Contracts with Customers, are accounted for using the five-step method prescribed by the ASU. These revenue items are debit card income, service charges on deposit accounts and other service charges. In accordance with the ASU, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company applies the following five steps to properly recognize revenue: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

Licensing Fees

Licensing fees on certain deposit accounts held by bankruptcy trustees are expensed as incurred. These accounts require the use of a software interface provided by a third party. Bankruptcy accounts subject to the licensing fees amounted to $934.3 million and $871.3 million at December 31, 2021 and 2020, respectively.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. Transfers of financial assets that do not meet the criteria to be accounted for as sales are recorded as secured borrowings.

Loans and Allowance for Loan Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances, adjusted for any charge-offs, and any deferred fees or costs on originated loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

The ALLL is maintained at an amount management deems adequate to cover probable incurred credit losses. In determining the level to be maintained, management evaluates many factors, including current economic trends, industry experience, historical loss experience, loan concentrations, the borrower’s ability to repay and repayment performance and estimated collateral values. Loan losses are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the ALLL.

A loan is considered to be impaired when it is probable that the Company will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

If a loan is impaired, impairment is measured at the present value of estimated future cash flows using the loan’s effective interest rate or at the fair value of collateral if repayment is expected solely from the collateral. All commercial and CRE loans are individually evaluated for credit risk at least annually, and all classified loans are individually evaluated for impairment quarterly. Large groups of smaller balance homogenous loans such as residential real estate loans are collectively evaluated for impairment, and accordingly, are not separately evaluated for impairment disclosures unless an individual loan is classified.

The allowance for non-impaired loans is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over a rolling two-year period. This actual loss experience is supplemented with other qualitative and economic factors based on the risks present for each portfolio segment. These qualitative and economic factors include economic and business conditions, the nature and volume of the portfolio, and lending terms and volume and severity of past due loans.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary, based on changes in economic conditions or any other factors used in management’s determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL.

When a loan is modified and concessions have been made to the original contractual terms, such as reductions in interest rate or deferral of interest or principal payments, due to the borrower’s financial condition, the modification is known as a TDR. TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

On March 27, 2020, the CARES Act was signed into law. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” allowed banks to temporarily suspend certain requirements under GAAP related to TDRs for a limited period that ended on January 1, 2022. During this period, a bank may have elected to account for modifications on certain loans under Section 4013 of the CARES Act or, if a loan modification is not eligible under Section 4013, a bank may use the criteria in the COVID-19 Guidance to determine when a loan modification is not a TDR in accordance with ASC 310-40.

Interest income on loans is accrued and credited to operations based upon the principal amounts outstanding. Loans are normally placed on non-accrual when a loan is determined to be impaired or when principal or interest is delinquent for 90 days or more. Delinquent status is based on the contractual terms of the loan. Any unpaid interest previously accrued on those loans is reversed from income. Interest payments received on such loans are applied as a reduction of the loan principal balance when the collectability of principal, wholly or partially, is in doubt. Interest payments received may be deferred on non-accrual loans in which the principal balance is deemed to be collectible. Interest income is recognized when all the principal and interest amounts contractually due are brought current and the loans are returned to accrual status.

The following portfolio segments have been identified: CRE loans, Construction loans, Multi-Family loans, One-to-Four Family loans, C&I, and Consumer loans.

The risk characteristics of each of the identified portfolio segments are as follows:

Commercial Real Estate — CRE loans are secured by nonresidential real estate and generally have larger balances and involve a greater degree of risk than residential real estate loans. Repayment of CRE loans depends on the cash flow of the borrower and the net operating income of the property, the borrower’s profitability, and the value of the underlying property. Of primary concern in CRE lending is the borrower’s creditworthiness and the cash flows from the property. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. CRE is also subject to adverse market conditions that cause a decrease in market value or lease rates, obsolescence in location or function and market conditions associated with oversupply of units in a specific region.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

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

Multi-family — Multi-family real estate loans are secured by real estate of five or more units and generally have larger balances and involve a greater degree of risk than residential real estate loans. Repayment of multi-family real estate loans depends on the cash flow analysis of the property, occupancy rates, and unemployment rates, combined with the net operating income of the property, the borrower’s profitability, and the value of the underlying property. Payments on these loans depend on successful operation and management of the properties, and repayment of such loans may be subject to adverse conditions in the real estate market and/or the economy.

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

Commercial & Industrial — C&I loans are generally of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Furthermore, any collateral securing such loans may depreciate over time, may be difficult to appraise, and may fluctuate in value.

Consumer — Historically the Company purchased loans made to licensed medical professionals on an unsecured basis. However, this practice was discontinued in 2019. Consumer loans are comprised of these loans and student loans, which were also purchased. As a result, repayment of such loans are subject, to a greater extent than loans secured by collateral, to the financial condition of the borrower.

Goodwill

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

The goodwill of $9.7 million is associated with a purchase of the prepaid third-party debit card business. The Company performed an impairment assessment and determined that no impairment of goodwill existed as of December 31, 2021 or 2020.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

Stock-Based Compensation

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

The Company also awards PRSUs to employees. The PRSUs are classified as either equity or a liability, depending on certain criteria provided in ASC 718, Stock Based Compensation. This classification affects whether the measurement of fair value is fixed (i.e., measured only once) on the grant date or whether fair value will be remeasured each reporting period until settled. On the grant date, the estimate of equity-classified awards’ fair value would be fixed, the cumulative amount of previously recognized compensation cost would be adjusted, and the Company would no longer have to remeasure the award. If the award is liability-classified, the awards would continue to be marked to fair value each reporting period until settlement. The Company recognizes compensation cost for awards with performance conditions if and when it concludes that it is probable that the performance conditions will be achieved. The Company assesses the probability of vesting (i.e. that the performance conditions will be met) at each reporting period and, if required, adjusts compensation cost based on its probability assessment.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of temporary cash investments including due from banks, interest-bearing deposits with banks and real estate loans receivable. A significant portion of real estate loans are collateralized by property in the New York Metropolitan area. The ultimate collectability of these loans may be susceptible to changes in the real estate market in this area.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the estimated useful lives of the assets by the straight-line method with useful lives ranging from three to ten years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated lives of the improvements.

Other Investments

Other investments include FRB and FHLB stock. The Company is a member of the FRB and the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FRB and FHLB stock are carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Company held FRB and FHLB stock of $7.4 million and $3.1 million, respectively, as of December 31, 2021. As of December 31, 2020, the Company held FRB and FHLB stock of $7.4 million and $2.7 million, respectively. Other investments also include a $1.0 million investment in The Disability Opportunity Fund, which is an equity equivalent investment to a community development financial institution.

Derivatives

During 2020, the Company entered into an interest rate cap derivative that, based on the Company’s intentions and belief as to the likely effectiveness as a hedge, was designated as a cash flow hedge. A cash flow hedge is a hedge of a forecasted

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. For a cash flow hedge, the gain or loss on the derivative is reported in accumulated other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in the fair value of the derivative that are not highly effective in hedging the changes in expected cash flows of the hedged item are recognized immediately in current earnings. The amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses and reclassification to earnings related to AFS securities and unrealized gain (loss) related to the cash flow hedges.

Restrictions on Cash

Cash on hand or on deposit with the FRB to meet regulatory reserve and clearing requirements was $2.3 billion and $706.8 million as of December 31, 2021 and 2020, respectively. Also included in cash was $10.8 million and $9.5 million of cash held in escrow and collateral accounts for third-party debit card program managers at December 31, 2021 and 2020, respectively. There was $683,000 of cash pledged for a collateral account at December 31, 2021 and 2020.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the applicable period, including outstanding participating securities. Diluted earnings per common share is computed using the weighted average number shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. Unvested share-based awards and preferred shares that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method.

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The primary temporary difference relates to the ALLL. A valuation allowance is recorded, as necessary, to reduce deferred tax assets to an estimated amount expected to be realized.

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

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Fair Value of Financial Instruments

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

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there currently are such matters that will have a material effect on the financial statements.

Reclassifications

Some items in the prior year financial statements may have been reclassified to conform to the current presentation. Reclassification had no effect on prior year net income or stockholders’ equity.

Operating segments

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

NOTE 3 — SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

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

For the years ended December 31, 2021 and 2020 (Continued)

to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

The Company will lose its EGC status on December 31, 2022, since that would be the last day of the fiscal year of the Company following the fifth anniversary of the date of the first sale of common equity securities of the Company pursuant to an effective registration statement under the Securities Act of 1933.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. ASU 2016-2013 requires that financial institutions and other organizations will use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration. In October 2019, the FASB approved a delay for the implementation of the ASU. Accordingly, the Company is required to implement the ASU by January 1, 2023. Management has established a committee to evaluate the impact of ASU 2016-13 on the Company’s financial statements. The Company expects to recognize a one-time cumulative adjustment to the allowance for loan losses as of the beginning of the reporting period in which the ASU takes effect. The Company is currently developing CECL models and evaluating its potential impact on the Company’s ALLL.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step in the goodwill impairment test, which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The Company adopted the standard beginning January 1, 2021, which did not have a material impact on its consolidated financial statements.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

NOTE 4 — INVESTMENT SECURITIES

The following tables summarizes the amortized cost and fair value of debt securities AFS and HTM and equity investments and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2021	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,994	$—	$(1,660)	$66,334
U.S. State and Municipal securities	11,799	—	(300)	11,499
Residential MBS	476,393	623	(10,465)	466,551
Commercial MBS	17,787	219	(379)	17,627
Asset-backed securities	4,635	—	(22)	4,613
Total securities available-for-sale	$578,608	$842	$(12,826)	$566,624

Held-to-Maturity Securities:
U.S. Treasury securities	$29,811	$6	$(43)	$29,774
U.S. State and Municipal securities	16,055	299	—	16,354
Residential MBS	328,095	105	(2,259)	325,941
Commercial MBS	8,138	—	(99)	8,039
Total securities held-to-maturity	$382,099	$410	$(2,401)	$380,108

Equity Investments:
CRA Mutual Fund	$2,326	$—	$(53)	$2,273
Total equity investment securities	$2,326	$—	$(53)	$2,273

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2020	Cost	Gains	Losses	Fair Value
Available-for-Sale:
U.S. Government agency securities	$37,997	$—	$(81)	$37,916
Residential MBS	192,163	2,599	(74)	194,688
Commercial MBS	32,589	997	(94)	33,492
Total securities available-for-sale	$262,749	$3,596	$(249)	$266,096

Held-to-Maturity Securities:
Residential MBS	$2,760	$67	$—	$2,827
Total securities held-to-maturity	$2,760	$67	$—	$2,827

Equity Investments:
CRA Mutual Fund	$2,299	$14	$—	$2,313
Total equity investment securities	$2,299	$14	$—	$2,313

The following table summarizes the proceeds from sales and calls of securities and associated gains (in thousands):

	Year Ended December 31,
	2021	2020
Proceeds	$43,241	$141,422
Gross gains	$609	$3,286
Tax impact	$(197)	$(1,036)

For the year ended December 31, 2021, there were sales of $42.6 million, at amortized cost, of AFS securities. For the year ended December 31, 2020, there were sales and calls of AFS securities, at amortized cost, of $138.1 million.

The tables below summarize, by contractual maturity, the amortized cost and fair value of debt securities. The tables do not include the effect of principal repayments or scheduled principal amortization. Equity securities, primarily investment in mutual funds, have been excluded from the table. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Held-to-Maturity		Available-for-Sale
At December 31, 2021	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$—	$—
After 1 year through 5 years	29,811	29,774	48,515	47,370
After 5 years though 10 years	9,973	9,912	36,242	36,024
After 10 years	342,315	340,422	493,851	483,230
Total Securities	$382,099	$380,108	$578,608	$566,624

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

	Held-to-Maturity		Available-for-Sale
At December 31, 2020	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$—	$—
After 1 year through 5 years	—	—	38,911	38,851
After 5 years though 10 years	1,656	1,701	29,391	30,106
After 10 years	1,104	1,126	194,447	197,139
Total Securities	$2,760	$2,827	$262,749	$266,096

There were no securities pledged as collateral at December 31, 2021 or 2020.

At December 31, 2021 and 2020, all Residential and Commercial MBS held by the Company were issued by U.S. government-sponsored entities and agencies.

Debt securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2021	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$29,267	$(730)	$37,067	$(930)	$66,334	$(1,660)
U.S. State and Municipal securities	8,372	(300)	—	—	8,372	(300)
Residential MBS	423,686	(9,727)	12,931	(738)	436,617	(10,465)
Commercial MBS	11,202	(296)	3,511	(83)	14,713	(379)
Asset-backed securities	4,613	(22)	—	—	4,613	(22)
Total securities available-for-sale	$477,140	$(11,075)	$53,509	$(1,751)	$530,649	$(12,826)

Held-to-Maturity Securities:
U.S. Treasury Securities	$9,697	$(43)	$—	$—	$9,697	$(43)
Residential MBS	301,896	(2,259)	—	—	301,896	(2,259)
Commercial MBS	8,039	(99)	—	—	8,039	(99)
Total securities held-to-maturity	$319,632	$(2,401)	$—	$—	$319,632	$(2,401)

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2020	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$37,916	$(81)	$—	$—	$37,916	$(81)
Residential MBS	33,734	(74)	—	—	33,734	(74)
Commercial MBS	12,314	(93)	385	(1)	12,699	(94)
Total securities available-for-sale	$83,964	$(248)	$385	$(1)	$84,349	$(249)

The unrealized losses of securities are primarily due to the changes in market interest rates subsequent to purchase. The Company did not consider these securities to be OTTI at December 31, 2021 or 2020 since the decline in market value was attributable to changes in interest rates and not credit quality. In addition, the Company does not intend to sell and does not believe that it is more likely than not that it will be required to sell these investments until there is a full recovery

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

of the unrealized loss, which may be at maturity. As a result, no impairment loss was recognized during the years ended December 31, 2021 or 2020.

As of December 31, 2021 and 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

NOTE 5 — LOANS

Loans, net of deferred fees and costs, consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Real estate
Commercial	$2,488,382	$1,887,505
Construction	151,791	112,290
Multi-family	355,290	433,239
One-to-four family	57,163	71,354
Total real estate loans	3,052,626	2,504,388
Commercial and industrial	654,535	591,500
Consumer	32,366	46,431
Total loans	3,739,527	3,142,319
Deferred fees, net of origination costs	(7,598)	(5,266)
Loans, net of deferred fees and costs	3,731,929	3,137,053
Allowance for loan losses	(34,729)	(35,407)
Net loans	$3,697,200	$3,101,646

Included in C&I loans at December 31, 2021 and 2020 were $561,000 and $3.8 million, respectively, of PPP loans. Also included in C&I loans at December 31, 2021 and 2020 were $4.1 million and $0 million, respectively, of loans held for sale, measured at the lower of cost or fair value.

The following tables present the activity in the ALLL by segment. The portfolio segments represent the categories that the Company uses to determine its ALLL (in thousands):

	Commercial	Commercial			One-to-four
Year ended December 31, 2021	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$17,243	$12,123	$1,593	$2,661	$206	$1,581	$35,407
Provision (credit) for loan losses	4,973	24	512	(505)	(66)	(1,122)	3,816
Loans charged-off	—	(4,764)	—	—	—	(55)	(4,819)
Recoveries	—	325	—	—	—	—	325
Total ending allowance balance	$22,216	$7,708	$2,105	$2,156	$140	$404	$34,729

	Commercial	Commercial			One-to-four
Year ended December 31, 2020	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$15,317	$7,070	$411	$2,453	$267	$754	$26,272
Provision (credit) for loan losses	1,926	5,165	1,182	208	(61)	1,068	9,488
Loans charged-off	—	(254)	—	—	—	(251)	(505)
Recoveries	—	142	—	—	—	10	152
Total ending allowance balance	$17,243	$12,123	$1,593	$2,661	$206	$1,581	$35,407

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

Net charge-offs were $4.5 million and $353,000 during the years ended December 31, 2021 and 2020, respectively.

The following tables present the balance in the ALLL and the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	Commercial	Commercial			One-to-four
At December 31, 2021	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$26	$170	$196
Collectively evaluated for impairment	22,216	7,708	2,105	2,156	114	234	34,533
Total ending allowance balance	$22,216	$7,708	$2,105	$2,156	$140	$404	$34,729
Loans:
Individually evaluated for impairment	$38,518	$—	$—	$—	$946	$302	$39,766
Collectively evaluated for impairment	2,449,864	654,535	151,791	355,290	56,217	32,064	3,699,761
Total ending loan balance	$2,488,382	$654,535	$151,791	$355,290	$57,163	$32,366	$3,739,527

	Commercial	Commercial			One-to-four
At December 31, 2020	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$3,662	$—	$—	$53	$1,203	$4,918
Collectively evaluated for impairment	17,243	8,461	1,593	2,661	153	378	30,489
Total ending allowance balance	$17,243	$12,123	$1,593	$2,661	$206	$1,581	$35,407
Loans:
Individually evaluated for impairment	$10,345	$4,192	$—	$—	$999	$2,197	$17,733
Collectively evaluated for impairment	1,877,160	587,308	112,290	433,239	70,355	44,234	3,124,586
Total ending loan balance	$1,887,505	$591,500	$112,290	$433,239	$71,354	$46,431	$3,142,319

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

The following tables present loans individually evaluated for impairment (in thousands):

	Unpaid		Allowance	Average	Interest
	Principal	Recorded	for Loan	Recorded	Income
At December 31, 2021	Balance	Investment	Losses Allocated	Investment	Recognized
With an allowance recorded:
One-to-four family	$577	$447	$26	$462	$21
Consumer	302	302	170	1,766	84
Commercial and industrial	—	—	—	2,726	—
Total	$879	$749	$196	$4,954	$105

Without an allowance recorded:
One-to-four family	$646	$499	$—	$509	$26
Commercial real estate	38,518	38,518	—	15,975	325
Commercial and industrial	—	—	—	77	—
Total	$39,164	$39,017	$—	$16,561	$351

	Unpaid		Allowance	Average	Interest
	Principal	Recorded	for Loan	Recorded	Income
At December 31, 2020	Balance	Investment	Losses Allocated	Investment	Recognized
With an allowance recorded:
One-to-four family	$610	$480	$53	$491	$19
Consumer	2,197	2,197	1,203	1,503	88
Commercial and industrial	4,192	4,192	3,662	3,456	—
Total	$6,999	$6,869	$4,918	$5,450	$107

Without an allowance recorded:
One-to-four family	$666	$519	$—	$996	$20
Commercial real estate	10,345	10,345	—	2,360	38
Commercial and industrial	—	—	—	951	—
Total	$11,011	$10,864	$—	$4,307	$58

The recorded investment in loans excludes accrued interest receivable and loan origination fees.

For a loan to be considered impaired, management determines whether it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified non-accrual loans and TDRs. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

For discussion on modification of loans to borrowers impacted by COVID-19, refer to the “COVID-19 Loan Modifications” section herein.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

The following tables present the recorded investment in non-accrual loans, loans past due over 90 days and still accruing by class of loans (in thousands):

At December 31, 2021	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial real estate	$9,984	$—
Commercial & industrial	—	—
One-to-four family	—	—
Consumer	37	265
Total	$10,021	$265

At December 31, 2020	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial & industrial	$4,192	$—
One-to-four family	—	—
Consumer	1,428	769
Total	$5,620	$769

Interest income that would have been recorded for the years ended December 31, 2021 and 2020, had non-accrual loans been current according to their original terms, was immaterial.

The following table presents the aging of the recorded investment in past due loans by class of loans (in thousands):

			90
	30-59	60-89	Days and	Total past	Current
At December 31, 2021	Days	Days	greater	due	loans	Total
Commercial real estate	$—	$—	$9,984	$9,984	$2,478,398	$2,488,382
Commercial & industrial	151	—	—	151	654,384	654,535
Construction	—	—	—	—	151,791	151,791
Multi-family	—	—	—	—	355,290	355,290
One-to-four family	—	—	—	—	57,163	57,163
Consumer	93	94	302	489	31,877	32,366
Total	$244	$94	$10,286	$10,624	$3,728,903	$3,739,527

			90
	30-59	60-89	Days and	Total past	Current
At December 31, 2020	Days	Days	greater	due	loans	Total
Commercial real estate	$40	$9,984	$—	$10,024	$1,877,481	$1,887,505
Commercial & industrial	4,429	6,400	4,192	15,021	576,479	591,500
Construction	—	—	—	—	112,290	112,290
Multi-family	—	—	—	—	433,239	433,239
One-to-four family	2,908	—	—	2,908	68,446	71,354
Consumer	112	32	2,197	2,341	44,090	46,431
Total	$7,489	$16,416	$6,389	$30,294	$3,112,025	$3,142,319

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

Troubled Debt Restructurings

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as TDRs.

Included in impaired loans at December 31, 2021 and 2020 were $1.3 million and $1.4 million, respectively, of loans modified as TDRs. The Company allocated specific reserves amounting to $26,000 and $53,000 for TDRs as of December 31, 2021 and 2020, respectively. There were no loans modified as a TDR during the years ended December 31, 2021 or 2020. The Company has not committed to lend additional amounts as of December 31, 2021 to customers with outstanding loans that are classified as TDRs. During the years ended December 31, 2021 and 2020 there were no payment defaults on any loans previously identified as TDRs. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed pursuant to the Company’s internal underwriting policy.

The following tables present the recorded investment in TDRs by class of loans (in thousands):

	December 31, 2021	December 31, 2020
Commercial real estate	$342	$361
One-to-four family	946	999
Total	$1,288	$1,360

All TDRs at December 31, 2021 and 2020 were performing in accordance with their restructured terms.

Credit Quality Indicators

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

For the years ended December 31, 2021 and 2020 (Continued)

Loans not meeting the criteria above are considered to be pass-rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
At December 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$2,449,864	$342	$38,176	$—	$2,488,382
Commercial & industrial	646,251	4,177	4,107	—	654,535
Construction	151,791	—	—	—	151,791
Multi-family	355,290	—	—	—	355,290
Total	$3,603,196	$4,519	$42,283	$—	$3,649,998

		Special
At December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$1,877,160	$361	$9,984	$—	$1,887,505
Commercial & industrial	583,809	3,499	—	4,192	591,500
Construction	112,290	—	—	—	112,290
Multi-family	433,239	—	—	—	433,239
Total	$3,006,498	$3,860	$9,984	$4,192	$3,024,534

COVID-19 Loan Modifications

As of December 31, 2021, the Company had eight loans amounting to $48.9 million, or 1.31% of total loans, that were modified in accordance with the COVID-19 Guidance and the CARES Act. As of December 31, 2021, principal payment deferrals were $39.1 million, or 1.05% of total loans, while full payment deferrals were $9.9 million, or 0.26% of total loans.

As of December 31, 2020, the Company had 63 loans amounting to $220.3 million, or 7.00% of total loans, that were modified in accordance with the COVID-19 Guidance and the CARES Act. As of December 31, 2020, principal payment deferrals were $121.4 million, or 3.87% of total loans, while full payment deferrals were $98.9 million, or 3.19% of total loans.

NOTE 6 — PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020
Furniture and Equipment (useful life of 3 to 7 years)	$12,078	$12,343
Furniture and Equipment in Process	954	—
Leasehold Improvements (useful life of 3 to 10 years)	14,261	15,687
Leasehold Improvements in Process	2,005	—
Total Premises and Equipment	29,298	28,030
Less accumulated depreciation and amortization	(14,182)	(14,555)
Total Premises and Equipment, net	$15,116	$13,475

Depreciation and amortization expense amounted to $2.4 million and $2.5 for the years ended December 31, 2021 and 2020, respectively.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

NOTE 7 — DEPOSITS

Deposits consisted of the following (in thousands):

	At December 31,
	2021	2020

Noninterest bearing demand accounts	$3,668,673	$1,726,135
Money market	2,666,983	1,993,514
Savings accounts	20,930	17,895
Time deposits	78,986	92,062
Total deposits	$6,435,572	$3,829,606

Time deposits greater than $250,000 at December 31, 2021 and 2020 were $39.4 million and $42.5 million, respectively.

The following are scheduled maturities of time deposits (in thousands):

At December 31,
2021
2022	$53,736
2023	9,480
2024	11,092
2025	4,080
2026	598
Total time deposits	$78,986

NOTE 8 — BORROWINGS

FHLB Advances

The Company had no borrowings outstanding from the FHLB or FRBNY as of December 31, 2021 and 2020. As of December 31, 2021, the Company had an available borrowing capacity from the FHLB of $532.1 million and an available line of credit of $137.0 million with the FRBNY.

Trust Preferred Securities Payable

On December 7, 2005, the Company established MetBank Capital Trust I, a Delaware statutory trust (“Trust I”). The Company received all of the common stock of Trust I in exchange for contributed capital of $310,000. Trust I issued $10.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust I’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust I, mature on December 9, 2035 and bear interest at a floating rate of three-month LIBOR plus 1.85%. The Debentures are callable at any time. The interest rates were 1.97% and 2.09% as of December 31, 2021 and 2020, respectively.

On July 14, 2006, the Company established MetBank Capital Trust II, a Delaware statutory trust (“Trust II”). The Company received all of the common stock of Trust II in exchange for contributed capital of $310,000. Trust II issued $10.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

the proceeds from the sale of Trust II’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures II”) issued by the Company. The Debentures II, the sole assets of Trust II, mature on October 7, 2036, and bear interest at a floating rate of three-month LIBOR plus 2.00%. The Debentures II are callable at any time. The interest rates were 2.12% and 2.24% as of December 31, 2021 and 2020, respectively.

The Company is not considered the primary beneficiary of these trusts; therefore, the trusts are not consolidated in the Company’s financial statements. Interest on the subordinated debentures may be deferred by the Company at any time or from time to time for a period not exceeding twenty consecutive quarterly payments (5 years), provided there is no event of default. At the end of the deferral period, the Company must pay accrued interest, at which point it may elect a new deferral period provided that no deferral may extend beyond maturity.

The investments in the common stock of Trust I and Trust II are included in other assets on the consolidated statements of financial condition. The subordinated debentures may be included in Tier 1 capital (with certain applicable limitations) under current regulatory guidelines and interpretations.

Subordinated Debt

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

LIBOR Transition

The terms of the trust preferred securities and subordinated debt may be impacted by the transition from LIBOR to an alternative U.S. dollar reference interest rate, potentially SOFR, in 2022. The overnight and 1-, 3-, 6- and 12-month USD LIBOR settings will cease to be published or cease to be representative after June 30, 2023. All other LIBOR settings ceased to be published or to be representative as of December 31, 2021. Management is currently evaluating the impact of the transition on the trust preferred securities payable and subordinated notes payable.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

NOTE 9 — INCOME TAXES

Income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Current
Federal	$16,883	$10,936
State and local	12,252	7,226
Total current	29,135	18,162
Deferred
Federal	(405)	139
State and local	285	151
Total deferred	(120)	290
Total income tax expense	$29,015	$18,452

Deferred tax assets and liabilities consist of the following (in thousands):

	At December 31,
	2021	2020
Deferred tax assets:
Allowance for loan losses	$10,670	$11,145
Net unrealized loss on securities available for sale	3,731	—
Interest on nonaccrual loans	—	—
Off balance sheet reserves	55	57
Restricted stock	252	90
Tangible asset	10	14
Non-qualified stock options	286	292
Net unrealized loss on interest rate cap	—	564
Total gross deferred tax assets	15,004	12,162
Deferred tax liabilities:
Depreciation and amortization	3,229	3,731
Net unrealized gain on interest rate cap	334	—
Net unrealized gain on securities available for sale	—	1,067
Pass-through income	—	59
Prepaid assets	459	355
Other	12	—
Total gross deferred tax liabilities	4,034	5,212
Net deferred tax asset, included in other assets	$10,970	$6,950

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

The following is a reconciliation of the Company’s statutory federal income tax rate to its effective tax rate (in thousands):

	For the year ended December 31,
	2021		2020
	Tax expense/		Tax expense/
	(benefit)	Rate	(benefit)	Rate
Pretax income at statutory rates	$18,810	21.00%	$12,163	21.00%
State and local taxes, net of federal income tax benefit	9,904	11.06	5,828	10.06
Nondeductible expenses	680	0.76	457	0.79
Excess tax deduction on equity awards	(467)	(0.52)	(59)	(0.10)
Tax-exempt income, net	(51)	(0.06)	—	—
Other	139	0.15	63	0.11
Effective income tax expense/rate	$29,015	32.39%	$18,452	31.86%

The Company and the Bank filed consolidated Federal, New York State, Connecticut and New York City tax returns in 2021 and 2020. The Bank filed separate state tax returns with Missouri and Kentucky in 2021 and 2020.

As of December 31, 2021 and 2020, there are no unrecognized tax benefits, and the Company does not expect this to significantly change in the next twelve months. Except for New York City and Kentucky, the Company is no longer subject to examination by the U.S. federal and state or local tax authorities for years prior to 2018. Kentucky is no longer subject to examination for years prior to 2017. As of December 31, 2021, the Company was under audit in New York for the 2018 tax year, and in New York City for the 2017 and 2018 tax years. Due to the New York City audit, the 2017 tax year New York City statute of limitation has been extended to December 31, 2022.

NOTE 10 — RELATED PARTY TRANSACTIONS

Deposits from principal officers, directors, and their affiliates at December 31, 2021 and 2020 were $7.3 million and $566,000, respectively.

A promissory note of $780,000 was made to an executive officer of the Company during 2016. The note had a fixed interest rate of 2.1% per annum (determined by reference to the 5-year LIBOR rate in effect on the note date, plus 100 basis points) and interest is payable on the last day of each calendar quarter. The note had a balloon payment term and the due date was August 15, 2021, with no prepayment penalty. The note was extended for the same outstanding balance of $780,000. Under the revised terms of the note, the note has a fixed interest rate of 1.09% per annum (determined by reference to the 1-Month LIBOR rate in effect on the revised note date, plus 100 basis points) and interest is payable on the last day of each calendar quarter, with no prepayment penalty. The note has a balloon payment term and the due date is August, 15, 2026, with no prepayment penalty. The outstanding balance of the subject loan was $780,000 as of December 31, 2021 and 2020.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

NOTE 11 — COMMITMENTS AND CONTINGENCIES

The Company leases certain branch properties under operating leases. Approximate future minimum rental payments required under all non-cancellable operating leases, before considering renewal options that generally are present, were as follows (in thousands):

Year Ending December 31,
2022	$5,084
2023	4,889
2024	4,687
2025	4,409
2026	4,284
Thereafter (and through 2035)	27,562
$50,915

Total rent expense for the years ended December 31, 2021 and 2020 was $4.9 million and $4.7 million, respectively.

NOTE 12 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at December 31, 2021 and December 31, 2020. AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Level 2:   Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

For the years ended December 31, 2021 and 2020 (Continued)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At December 31, 2021
U.S. Government agency securities	$66,334	$—	$66,334	$—
U.S. State and Municipal securities	11,499	—	11,499	—
Residential mortgage securities	466,551	—	466,551	—
Commercial mortgage securities	17,627	—	17,627	—
Asset-backed securities	4,613	—	4,613	—
CRA Mutual Fund	2,273	2,273	—	—
Derivative assets - interest rate cap	3,385	—	3,385	—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2020
Residential mortgage securities	$194,688	$—	$194,688	$—
Commercial mortgage securities	33,492	—	33,492	—
U.S. Government agency securities	37,916	—	37,916	—
CRA Mutual Fund	2,313	2,313	—	—
Derivative assets - interest rate cap	770	—	770	—

There were no transfers between Level 1 and Level 2 during 2021 or 2020.

There were no material assets measured at fair value on a non-recurring basis at December 31, 2021 or December 31, 2020.

The Company has engaged an independent pricing service provider to provide the fair values of its financial assets and liabilities measured at amortized cost. This provider follows FASB’s exit pricing guidelines, as required by ASU 2016-01, when calculating the fair market value.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

Carrying amount and estimated fair values of financial instruments carried at amortized cost were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2021	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$28,864	$28,864	$—	$—	$28,864
Overnight deposits	2,330,486	2,330,486	—	—	2,330,486
Securities held-to-maturity	382,099	—	380,108	—	380,108
Loans, net	3,697,200	—	—	3,721,619	3,721,619
Other investments
FRB Stock	7,430	N/A	N/A	N/A	N/A
FHLB Stock	3,070	N/A	N/A	N/A	N/A
Disability Fund	1,000	—	1,000	—	1,000
Time deposits at banks	498	498	—	—	498
Receivable from prepaid card programs, net	39,864	—	—	39,864	39,864
Accrued interest receivable	15,195	—	892	14,303	15,195

Financial Liabilities:
Non-interest-bearing demand deposits	$3,668,673	$3,668,673	$—	$—	$3,668,673
Money market and savings deposits	2,687,913	2,687,913	—	—	2,687,913
Time deposits	78,986	—	79,187	—	79,187
Trust preferred securities payable	20,620	—	—	19,997	19,997
Subordinated debt, net of issuance cost	24,712	—	25,125	—	25,125
Prepaid debit cardholder balances	8,847	—	—	8,847	8,847
Accrued interest payable	746	5	633	108	746
Secured borrowings	32,461	—	32,507	—	32,507

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2020	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$8,692	$8,692	$—	$—	$8,692
Overnight deposits	855,613	855,613	—	—	855,613
Securities held-to-maturity	2,760	—	2,827	—	2,827
Loans, net	3,101,646	—	—	3,094,998	3,094,998
Other investments
FRB Stock	7,381	N/A	N/A	N/A	N/A
FHLB Stock	2,718	N/A	N/A	N/A	N/A
Disability Fund	1,000	—	1,000	—	1,000
CRA - CD	498	498	—	—	498
Receivable from prepaid card programs, net	27,259	—	—	27,259	27,259
Accrued interest receivable	13,249	—	414	12,835	13,249

Financial Liabilities:
Non-interest-bearing demand deposits	$1,726,135	$1,726,135	$—	$—	$1,726,135
Money market and savings deposits	2,011,409	2,011,409	—	—	2,011,409
Time deposits	92,062	—	93,157	—	93,157
Trust preferred securities payable	20,620	—	—	20,001	20,001
Subordinated debt, net of issuance cost	24,657	—	25,375	—	25,375
Prepaid debit cardholder balances	15,830	—	—	15,830	15,830
Accrued interest payable	712	7	591	114	712
Secured borrowings	36,964	—	36,964	—	36,964

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

NOTE 13 — STOCKHOLDERS’ EQUITY

During the third quarter of 2021, the Company issued 2.3 million shares of its common stock at a price of $75 per share, resulting in net proceeds of $162.7 million.

The Company had outstanding 272,636 shares of its Series F, Class B non-voting preferred stock, par value, $0.01 per share. The stock was subordinate and junior to all indebtedness of the Company and to all other series of preferred stock of the Company. The holder of the Series F, Class B preferred stock was entitled to receive ratable dividends only if and when dividends were concurrently declared and payable on the shares of common shares. During the fourth quarter of 2021, the holder of the Series F, Class B Preferred Stock exchanged shares of Series F, Class B preferred stock for shares of the Company’s common stock.

NOTE 14 — STOCK COMPENSATION PLAN

Equity Incentive Plan

On May 28, 2019, the Company’s 2019 Equity Incentive Plan (the “2019 EIP”) was approved by stockholders of the Company. Under the 2019 EIP, the maximum number of shares of stock that may be delivered to participants in the form of restricted stock, restricted stock units and stock options, including ISO and non-qualified stock options, is 340,000, plus any awards that are forfeited under the 2009 Equity Incentive Plan (the “2009 Plan”) after the effective date of the 2019 EIP, which was May 28, 2019. Under the 2009 Plan, there are 468,382 shares that are subject to outstanding and/or unexercised awards that have been granted and, if forfeited after May 28, 2019, such shares will be available to be granted under the 2019 EIP. The 628,719 shares that were unauthorized and unissued under the 2009 Plan have expired and may not be granted (and such shares of stock did not roll over to the 2019 EIP).

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

A summary of the status of the Company’s stock options and the changes during the year is presented below:

	2021
		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding, beginning of year	231,000	$$18.00
Granted	—	—
Exercised	—	—
Cancelled/forfeited	—	—
Outstanding, end of year	231,000	$18.00
Options vested and exercisable at year-end	231,000	$18.00

Aggregate intrinsic value of options outstanding at December 31, 2021		$20,450,430

Weighted average remaining contractual life (years)		2.38

There was no unrecognized compensation cost related to stock options at December 31, 2021 or 2020.

There was no compensation cost related to stock options during the year ended December 31, 2021 or 2020.

The following table summarizes information about stock options outstanding at December 31, 2021:

	Options Outstanding
Range of Average	Number Outstanding at	Weighted Average	Weighted Average	Weighted average
Exercise Prices	December 31, 2021	Remaining Contractual Life	Exercise Price	intrinsic value
$10 – 30	231,000	2.38	$18.00	$88.53

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

Total compensation cost that has been charged against income for restricted stock grants was $2.4 million and $1.5 million for years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was $3.3 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.15 years.

On January 1, 2019, 38,900 restricted shares were granted to members of the Board of Directors in lieu of retainer fees for three years of service. One-third of these shares vest each year for three years from December 31, 2019. In the fourth quarter of 2020, 1,785 shares were granted to a new member of the Board of Directors, all of which vested in the fourth

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

quarter of 2021. Total expense for these awards was $410,000 and $400,000 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was no unrecognized expense related to these grants.

The following table summarizes the changes in the Company’s restricted stock awards for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021		Year Ended December 31, 2020
		Weighted Average		Weighted Average
	Number of Shares	Grant Date Fair Value	Number of Shares	Grant Date Fair Value

Outstanding, beginning of period	76,289	$37.01	104,838	$29.86
Granted	78,582	50.80	62,092	44.80
Forfeited	(10,200)	48.09	(31,781)	38.24
Vested	(53,672)	37.57	(58,860)	31.83
Outstanding at end of period	90,999	$47.35	76,289	$37.01

The total fair value of shares vested is $2.0 million and $2.1 for the years ended December 31, 2021 and 2020, respectively.

Performance-Based Stock Units

During the second quarter of 2021, the Company established a long-term incentive award program under the 2019 EIP. Under the program, 90,000 PRSUs were awarded. The weighted average service inception date fair value of award shares was $5.7 million. The PRSUs are earned ratably over a three-year performance period based on personal performance and the Company’s relative performance, in each case, as compared to certain measurement goals that were established at the onset of the performance period. 30,000 PSRUs were vested at the beginning of 2022. Total compensation cost that has been charged against income for the 2019 EIP was $1.9 million for the year ended December 31, 2021.

During the first quarter of 2018, the Company established a long-term incentive award program under the 2009 Plan. Under the program, 90,000 PRSUs were awarded. For each award, the PRSUs were eligible to be earned over a three-year performance period based on personal performance and the Company’s relative performance, in each case, as compared to certain measurement goals that were established at the onset of the performance period. These 90,000 PRSUs were earned at the end of the three-year period and vested in the first quarter of 2021. Total compensation cost that has been charged against income for the 2009 Plan was $1.4 million for the year ended December 31, 2020.

NOTE 15 — EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan for eligible employees. The contribution for any participant may not exceed the maximum amount allowable by law. Each year, the Company may elect to match a percentage of participant contributions. The Company may also elect each year to make additional discretionary contributions to the plan. The total contributions were $774,000 and $619,000 for the years ended December 31, 2021 and 2020, respectively.

NOTE 16 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

For the years ended December 31, 2021 and 2020 (Continued)

uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The following off-balance-sheet financial instruments whose contract amounts represent credit risk, are outstanding (in thousands):

	At December 31, 2021		At December 31, 2020
		Variable		Variable
	Fixed Rate	Rate	Fixed Rate	Rate
Unused commitments	$39,676	$346,115	$19,024	$266,696
Standby and commercial letters of credit	49,988	—	34,264	—
	$89,664	$346,115	$53,288	$266,696

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within two years. As of December 31, 2021 and 2020, the Company’s fixed rate loan commitments are to make loans with interest rates ranging from 3.0% to 5.6%. At December 31, 2021 and 2020 the Company’s variable rate loan commitments had interest rates ranging from 2.0% to 8.3%, respectively, with a maturity of one year or more. The amount of collateral obtained, if any, by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Company or other financial institutions and securities.

The Company’s stand-by letters of credit amounted to $50.0 million and $34.3 million as of December 31, 2021 and 2020, respectively. The Company’s stand-by letters of credit are collateralized by interest-bearing accounts of $29.6 million and $26.9 million as of December 31, 2021 and 2020, respectively.

NOTE 17 — REGULATORY CAPITAL

The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At December 31, 2021 and 2020, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and Bank review capital levels on a monthly basis.

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being fully phased in on January 1, 2019. The capital conservation buffer was 2.50% at December 31, 2021 and December 31, 2020. The net unrealized gain or loss on AFS securities is not included in the computation of the regulatory capital. The Company and the Bank meet all capital adequacy requirements, to which they are subject, as of December 31, 2021 and 2020.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2021 and 2020, the most recent regulatory notifications categorized the Bank and the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.

The following is a summary of actual capital amounts and ratios for the Company and the Bank compared to the requirements for minimum capital adequacy and classification as well capitalized. Actual and required capital amounts and ratios are presented below at year end (dollars in thousands):

						To be Well Capitalized
			For Capital Adequacy			under Prompt Corrective
	Actual		Purposes			Action Regulations
	Amount	Ratio	Amount		Ratio	Amount			Ratio
At December 31, 2021
Total capital (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$635,002	16.1%	$315,815	≥	8.0%	$	N/A	≥	N/A
Metropolitan Commercial Bank	$601,740	15.2%	$315,702	≥	8.0%		$394,628	≥	10.0%
Tier 1 common equity (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$554,760	14.1%	$177,646	≥	4.5%	$	N/A	≥	N/A
Metropolitan Commercial Bank	$566,835	14.4%	$177,582	≥	4.5%		$256,508	≥	6.5%
Tier 1 capital (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$575,380	14.6%	$236,861	≥	6.0%	$	N/A	≥	N/A
Metropolitan Commercial Bank	$566,835	14.4%	$236,777	≥	6.0%		$315,702	≥	8.0%
Tier 1 capital (to average assets)
Metropolitan Bank Holding Corp.	$575,380	8.5%	$270,863	≥	4.0%	$	N/A	≥	N/A
Metropolitan Commercial Bank	$566,835	8.4%	$270,800	≥	4.0%		$338,499	≥	5.0%

At December 31, 2020
Total capital (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$410,959	12.7%	$257,941	≥	8.0%	$	N/A	≥	N/A
Metropolitan Commercial Bank	$410,295	12.7%	$257,827	≥	8.0%		$322,284	≥	10.0%
Tier 1 common equity (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$324,592	10.1%	$145,092	≥	4.5%	$	N/A	≥	N/A
Metropolitan Commercial Bank	$374,712	11.6%	$145,028	≥	4.5%		$209,485	≥	6.5%
Tier 1 capital (to risk-weighted assets)
Metropolitan Bank Holding Corp.	$350,714	10.9%	$193,456	≥	6.0%	$	N/A	≥	N/A
Metropolitan Commercial Bank	$374,712	11.6%	$193,370	≥	6.0%		$257,827	≥	8.0%
Tier 1 capital (to average assets)
Metropolitan Bank Holding Corp.	$350,714	8.5%	$165,767	≥	4.0%	$	N/A	≥	N/A
Metropolitan Commercial Bank	$374,712	9.0%	$165,704	≥	4.0%		$207,130	≥	5.0%

As a result of the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, banking regulatory agencies adopted a revised definition of “well capitalized” for financial institutions and holding companies with assets of less than $10.0 billion and that are not determined to be ineligible by their primary federal regulator due to their risk profile (a “Qualifying Community Bank”). The definition expanded the ways that a Qualifying Community Bank may meet its capital requirements and be deemed “well capitalized.” The rule established a community bank leverage ratio (“CBLR”) equal to the tangible equity capital divided by the average total consolidated assets. Regulators established the CBLR at 8.5% through calendar year 2021 and 9% thereafter. The CARES Act temporarily reduced the CBLR to 8%.

A Qualifying Community Bank that maintains a leverage ratio greater than 9% is considered to be well capitalized and to have met generally applicable leverage capital requirements, generally applicable risk-based capital requirements, and any

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

other capital or leverage requirements to which such financial institution or holding company is subject. The Company and Bank intend to continue to measure capital adequacy using the ratios in the table above.

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

	Year Ended December 31,
	2021	2020
Basic
Net income per consolidated statements of income	$60,555	$39,466
Less: Earnings allocated to participating securities	(739)	(344)
Net income available to common stockholders	$59,816	$39,122

Weighted average common shares outstanding including participating securities	9,123,037	8,293,677
Less: Weighted average participating securities	(111,337)	(72,248)
Weighted average common shares outstanding	9,011,700	8,221,429

Basic earnings per common share	6.64	4.76

Diluted
Net income allocated to common stockholders	$59,816	$39,122

Weighted average common shares outstanding for basic earnings per common share	9,011,700	8,221,429
Add: Dilutive effects of assumed exercise of stock options	170,792	103,463
Add: Dilutive effects of assumed vesting of performance based restricted stock	51,581	73,552
Add: Dilutive effects of assumed vesting of restricted stock units	38,749	—
Average shares and dilutive potential common shares	9,272,822	8,398,444

Dilutive earnings per common share	$6.45	$4.66

All stock options and performance based restricted stock units were considered in computing diluted earnings per common share for the years ended December 31, 2021 and 2020. For the years ended December 31, 2021 and 2020, 174,668 and 33,615, respectively, of restricted stock units were not considered in the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

NOTE 19 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in Accumulated Other Comprehensive Income (Loss) balances, net of tax effects at the dates indicated (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance	$973	$1,207

Other comprehensive income, net of tax
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period	(14,722)	4,877
Reclassification adjustment for (gain) loss included in net income	(609)	(3,286)
Tax effect	4,795	(514)
Net of tax	(10,536)	1,077

Unrealized gain (loss) on cash flow hedges:
Unrealized holding gain (loss) arising during the period	2,957	(1,925)
Tax effect	(898)	614
Net of tax	2,059	(1,311)

Net current period other comprehensive income (loss)	(8,477)	(234)

Ending balance	$(7,504)	$973

The proceeds from sales and calls of securities during the years ended December 31, 2021 and December 31, 2020 were $43.2 million and $141.4 million, respectively. The following table shows the amounts reclassified out of each component of accumulated other comprehensive income for the gain on the sale of securities (in thousands):

	Year Ended December 31,
	2021	2020	Affected line item in the Consolidated Statements of Operations
Realized gain on sale of available-for-sale securities	$609	$3,286	Gain on Sale of Securities
Income tax benefit	(197)	(1,036)	Income tax expense
Total reclassifications, net of income tax	$412	$2,250

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

NOTE 20 – REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers that are in the scope of ASU 2014-09, Revenue from Contracts with Customers are recognized in non-interest income. The following table presents the Company’s revenue from contracts with customers (in thousands):

	Year Ended December 31,
	2021	2020
Service charges on deposit accounts	$4,755	$3,728
Global payments revenue	16,445	8,464
Other service charges and fees	1,950	1,477
Total	$23,150	$13,669

A description of the Company’s revenue streams accounted for under the accounting guidance follows:

Service charges on deposit accounts

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

Global payment group revenue

The Company offers corporate cash management and retail banking services and, through its global payments business, provides BaaS to its fintech partners. The Company earns initial set-up fees for these programs as well as fees for transactions processed. The Company receives transaction data at the end of each month for services rendered, at which time revenue is recognized. Additionally, Service charges specific to Global payment customers’ deposits are recognized within Global payment group revenue.

Other service charges

The primary component of other service charges relates to FX conversion fees. The Company outsources FX conversion for foreign currency transactions to correspondent banks. The Company earns a portion of an FX conversion fee that the customer charges to process an FX conversion transaction. Revenue is recognized at the end of the month, once the customer has remitted the transaction information to the Company.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

NOTE 21 – DERIVATIVES

In 2020, the Company entered into an interest rate cap derivative contract (“interest rate cap” or “contract”) as a part of its asset liability management strategy to help manage its interest rate risk position. The interest rate cap has a notional amount of $300.0 million and matures on March 1, 2025. The notional amount of the interest rate cap does not represent the amount exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the contract. The interest rate subject to the cap is 30-day LIBOR.

The interest rate cap was designated as a cash flow hedge of certain deposit liabilities of the Company. The hedge was determined to be highly effective during the year ended December 31, 2021. The Company expects the hedge to remain highly effective during the remaining term of the contract.

The following tables reflect the derivatives recorded on the balance sheet (in thousands):

	Notional Amount	Fair Value
At December 31, 2021
Derivatives designated as hedges:
Interest rate caps related to customer deposits	$300,000	$3,385
Total included in Other Assets	$300,000	$3,385

At December 31, 2020
Derivatives designated as hedges:
Interest rate caps related to customer deposits	$300,000	$770
Total included in Other Assets	$300,000	$770

The effect of cash flow hedge accounting on accumulated other comprehensive income is as follows (in thousands):

		Location of	Amount of
	Amount of	Gain (Loss)	Gain (Loss)
	Gain (Loss)	Reclassified	Reclassified
	Recognized in OCI,	from OCI into	from OCI into
	net of tax	Income	Income
At December 31, 2021
Interest rate caps related to customer deposits	$2,059	$ N/A	$—

At December 31, 2020
Interest rate caps related to customer deposits	$(1,311)	$ N/A	$—

NOTE 22 – SUBSEQUENT EVENTS

In February 2022, the Company informed the trustee of its intent to redeem its subordinated notes on March 15, 2022. As provided in the agreement, the Company will redeem the entire $25.0 million principal balance, plus accrued interest. The subordinated notes mature on March 15, 2027 and bear an interest rate of 6.25% per annum.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

NOTE 23 — PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the Company (parent company only) is as follows (in thousands):

Condensed Statements of Financial Condition

	At December 31,
	2021	2020
Assets
Cash and due from banks	$32,328	$15
Loans, net of allowance for loan losses	776	776
Investments	620	620
Investment in subsidiary bank, at equity	569,327	385,510
Other assets	6	22
Total assets	603,057	386,943

Liabilities and Stockholders’ Equity
Trust preferred securities	20,620	20,620
Subordinated debt payable, net of issuance costs	24,712	24,657
Other liabilities	736	879
Total liabilities	46,068	46,156

Stockholders’ Equity
Preferred stock	—	3
Common stock	109	82
Surplus	382,999	218,899
Retained earnings	181,385	120,830
Accumulated other comprehensive income (loss), net of tax	(7,504)	973
Total equity	556,989	340,787
Total liabilities and stockholders’ equity	$603,057	$386,943

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

Condensed Statements of Operations

	Year Ended December 31,
	2021	2020
Income
Loans	$14	$17
Securities and money market funds	13	18
Total interest income	27	35
Interest expense
Trust preferred securities	438	590
Subordinated debt	1,618	1,618
Total interest expense	2,056	2,208
Net interest expense	(2,029)	(2,173)
Provision for loan losses	—	—
Net interest expense after provision for loan losses	(2,029)	(2,173)
Other expense	1,288	2,338
Loss before undistributed earnings of subsidiary bank	(3,317)	(4,511)
Equity in undistributed earnings of subsidiary bank	62,798	42,844
Income before income tax benefit	59,481	38,333
Income tax benefit	1,074	1,133
Net income	$60,555	$39,466

Comprehensive income	$52,078	$39,232

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020 (Continued)

Condensed Statement of Cash Flows

	Year Ended December 31,
	2021	2020
Cash Flows From Operating Activities
Net income	$60,555	$39,466
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed earnings of subsidiary bank	(58,798)	(42,844)
Cash dividend from subsidiary bank	4,000	—
Other operating adjustments	(746)	2,438
Net cash provided by (used in) operating activities	5,011	(940)

Cash Flows From Investing Activities
Investments in subsidiary bank	(132,000)	—
Net cash provided by (used in) investing activities	(132,000)	—

Cash Flows From Financing Activities
Redemption of common stock for tax withholdings for restricted stock vesting	(3,385)	(881)
Proceeds from issuance of common stock, net	162,687	—
Net cash provided by (used in) financing activities	159,302	(881)

Increase (decrease) in cash and cash equivalents	32,313	(1,821)
Cash and cash equivalents, beginning of year	15	1,836
Cash and cash equivalents, end of year	$32,328	$15

UNAUDITED QUARTERLY FINANCIAL DATA

Selected Consolidated Quarterly Financial Data (dollars, except per share amounts, in thousands)

	2021 Quarter Ended
	December 31	September 30	June 30	March 31
Interest income	$49,110	$45,018	$41,050	$38,106
Interest expense	4,300	4,226	4,077	3,680
Net interest income	44,810	40,792	36,973	34,426
Provision for loan losses	501	490	1,875	950
Net interest income after provision for loan losses	44,309	40,302	35,098	33,476
Non-interest income	7,057	5,891	6,156	4,593
Non-interest expense	23,314	21,984	21,689	20,325
Income before income taxes	28,052	24,209	19,565	17,744
Income tax expense	9,165	7,994	6,229	5,627
Net income	$18,887	$16,215	$13,336	$12,117
Basic earnings per common share	$1.74	$1.82	$1.59	$1.46
Diluted earnings per common share	$1.69	$1.77	$1.55	$1.43

	2020 Quarter Ended
	December 31	September 30	June 30	March 31
Interest income	$36,862	$35,945	$34,223	$36,067
Interest expense	3,395	3,621	4,062	7,098
Net interest income	33,467	32,324	30,161	28,969
Provision for loan losses	1,795	1,137	1,766	4,790
Net interest income after provision for loan losses	31,672	31,187	28,395	24,179
Non-interest income	3,373	3,637	5,653	4,340
Non-interest expense	17,788	18,930	18,284	19,516
Income before income taxes	17,257	15,894	15,764	9,003
Income tax expense	5,482	5,111	4,953	2,906
Net income	$11,775	$10,783	$10,811	$6,097
Basic earnings per common share	$1.42	$1.30	$1.30	$0.73
Diluted earnings per common share	$1.39	$1.27	$1.28	$0.72