Form 10-Q
period 2022-03-31
Metropolitan Bank Holding Corp.
filed 2022-05-06
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

There were 10,931,697 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 2, 2022.

METROPOLITAN BANK HOLDING CORP.

Form 10-Q

GLOSSARY OF COMMON TERMS AND ACRONYMS

AFS	Available-for-sale	FHLB	Federal Home Loan Bank
ALCO	Asset Liability Committee	FHLBNY	Federal Home Loan Bank of New York
ALLL	Allowance for loan and lease losses	FRB	Federal Reserve Bank
ASU	Accounting Standards Update	FRBNY	Federal Reserve Bank of New York
BaaS	Banking-as-a-Service	FX	Foreign exchange
Bank	Metropolitan Commercial Bank	GAAP	U.S. Generally accepted accounting principles
BHC Act	Bank Holding Company Act of 1956, as amended	HTM	Held-to-maturity
BSA	Bank Secrecy Act	ISO	Incentive stock option
C&I	Commercial and Industrial	JOBS Act	The Jumpstart Our Business Startups Act
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	LIBOR	London Inter-Bank Offered Rate
CECL	Current Expected Credit Loss	LTV	Loan-to-value
CFPB	Consumer Financial Protection Bureau	MBS	Mortgage-backed securities
Company	Metropolitan Bank Holding Corp.	NYSDFS	New York State Department of Financial Services
Coronavirus	COVID-19	OCC	Office of the Comptroller of the Currency
CRA	Community Reinvestment Act	OTTI	Other-than-temporary impairment
CRE	Commercial real estate	PPP	Paycheck Protection Program
CRE Guidance	Commercial Real Estate Lending, Sound Risk Management Practices	PRSU	Performance Restricted Share Units
DIF	Deposit Insurance Fund	SEC	U.S. Securities and Exchange Commission
EGC	Emerging Growth Company	SOFR	Secured Overnight Financing Rate
EVE	Economic value of equity	SRC	Smaller reporting company
FASB	Financial Accounting Standards Board	TDR	Troubled debt restructuring
FDIC	Federal Deposit Insurance Corporation	USD	U.S. Dollar

NOTE ABOUT FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2022, and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. In addition, these factors include but are not limited to:

●	increases in competitive pressures among financial institutions or from non-financial institutions;
●	changes in the interest rate environment, including the impact of interest rate reform that applies to transactions that reference LIBOR, may reduce interest margins or affect the value of the Company’s investments;
●	changes in deposit flows or loan demand may adversely affect the Company’s business;
●	changes in accounting principles, policies or guidelines may cause the Company’s financial condition to be reported or perceived differently;
●	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which the Company does business, or conditions in the securities markets or the banking industry may be less favorable than currently anticipated;
●	inflation, which may lead to higher operating costs;
●	declines in real estate values in the Company’s market area may adversely affect its loan production;
●	legislative, tax or regulatory changes or actions may adversely affect the Company’s business;
●	technological changes may be more difficult or expensive than anticipated;
●	system failures or cyber-security breaches of our information technology infrastructure or those of the Company’s third-party service providers or those of our fintech partners for which we provide global payments infrastructure;
●	the failure to maintain current technologies and to successfully implement future information technology enhancements;
●	the ability to attract or retain key employees;
●	successful implementation or consummation of new business initiatives may be more difficult or expensive than anticipated;
●	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies, non-performing assets and charge-offs and changes in the estimates of the adequacy of the ALLL;
●	difficulties associated with achieving or predicting expected future financial results; and

●	the potential impact on the Company’s operations and customers resulting from natural or man-made disasters, wars, acts of terrorism, cyber-attacks and pandemics such as COVID-19, as discussed below.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2022	2021
Assets
Cash and due from banks	$32,483	$28,864
Overnight deposits	1,381,475	2,330,486
Total cash and cash equivalents	1,413,958	2,359,350
Investment securities available for sale, at fair value	505,728	566,624
Investment securities held to maturity (estimated fair value of $436.8 million and $380.1 million at March 31, 2022 and December 31, 2021, respectively)	467,893	382,099
Equity investment securities, at fair value	2,173	2,273
Total securities	975,794	950,996
Other investments	15,989	11,998
Loans, net of deferred fees and costs	4,121,443	3,731,929
Allowance for loan losses	(38,134)	(34,729)
Net loans	4,083,309	3,697,200
Receivable from global payments business, net	62,129	39,864
Accrued interest receivable	16,186	15,195
Premises and equipment, net	16,434	15,116
Prepaid expenses and other assets	33,408	16,906
Goodwill	9,733	9,733
Total assets	$6,626,940	$7,116,358
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand deposits	$3,176,048	$3,668,673
Interest-bearing deposits	2,763,315	2,766,899
Total deposits	5,939,363	6,435,572
Trust preferred securities	20,620	20,620
Subordinated debt, net of issuance cost	—	24,712
Secured borrowing	32,322	32,461
Accounts payable, accrued expenses and other liabilities	50,216	36,411
Accrued interest payable	297	746
Prepaid third-party debit cardholder balances	24,092	8,847
Total liabilities	6,066,910	6,559,369

Common stock, $0.01 par value, 25,000,000 shares authorized, 10,931,697 and 10,920,569 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	109	109
Additional paid in capital	383,327	382,999
Retained earnings	200,406	181,385
Accumulated other comprehensive income (loss), net of tax	(23,812)	(7,504)
Total stockholders’ equity	560,030	556,989
Total liabilities and stockholders’ equity	$6,626,940	$7,116,358

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2022	2021
Interest and dividend income
Loans, including fees	$46,536	$36,840
Securities
Taxable	3,341	736
Tax-exempt	51	35
Overnight deposits	915	344
Other interest and dividends	127	151
Total interest income	50,970	38,106
Interest expense
Deposits	3,625	3,171
Trust preferred securities	108	108
Subordinated debt	605	405
Total interest expense	4,338	3,684

Net interest income	46,632	34,422
Provision for loan losses	3,400	950
Net interest income after provision for loan losses	43,232	33,472

Non-interest income
Service charges on deposit accounts	1,370	972
Global Payments Group revenue	5,657	3,360
Other service charges and fees	506	304
Unrealized gain (loss) on equity securities	(106)	(41)
Total non-interest income	7,427	4,595

Non-interest expense
Compensation and benefits	13,421	11,428
Bank premises and equipment	2,116	2,024
Professional fees	1,474	1,304
Technology costs	1,399	927
Licensing fees	2,294	2,074
Other expenses	3,915	2,566
Total non-interest expense	24,619	20,323

Net income before income tax expense	26,040	17,744
Income tax expense	7,019	5,627
Net income	$19,021	$12,117

Earnings per common share
Basic earnings	$1.74	$1.46
Diluted earnings	$1.69	$1.43

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three months ended March 31,
	2022	2021
Net Income	$19,021	$12,117

Other comprehensive income:
Securities available for sale:
Unrealized gain (loss) arising during the period	(32,195)	(6,934)
Tax effect	9,800	2,210
Net of tax	(22,395)	(4,724)

Cash flow hedges:
Unrealized gain (loss) arising during the period	8,776	2,277
Tax effect	(2,689)	(726)
Net of tax	6,087	1,551

Total other comprehensive income (loss)	(16,308)	(3,173)

Comprehensive Income (Loss)	$2,713	$8,944

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share data)

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount

Balance at January 1, 2021	272,636	$3	8,295,272	$82	$218,899	$120,830	$973	$340,787
Restricted stock, net of forfeiture	—	—	93,281	1	—	—	—	1
Stock based compensation	—	—	—	—	586	—	—	586
Impact of shares for tax withholding for restricted stock vesting	—	—	(43,521)	—	(2,101)	—	—	(2,101)
Net income	—	—	—	—	—	12,117	—	12,117
Other comprehensive income (loss)	—	—	—	—	—	—	(3,173)	(3,173)
Balance at March 31, 2021	272,636	$3	8,345,032	$83	$217,384	$132,947	$(2,200)	$348,217

Balance at January 1, 2022	—	$—	10,920,569	$109	$382,999	$181,385	$(7,504)	$556,989
Restricted stock, net of forfeiture	—	—	23,487	—	—	—	—	—
Stock based compensation	—	—	—	—	1,519	—	—	1,519
Impact of shares for tax withholding for restricted stock vesting	—	—	(12,359)	—	(1,191)	—	—	(1,191)
Net income	—	—	—	—	—	19,021	—	19,021
Other comprehensive income (loss)	—	—	—	—	—	—	(16,308)	(16,308)
Balance at March 31, 2022	—	$—	10,931,697	$109	$383,327	$200,406	$(23,812)	$560,030

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$19,021	$12,117
Adjustments to reconcile net income to net cash:
Net depreciation amortization and accretion	1,161	1,272
Provision for loan losses	3,400	950
Stock-based compensation	1,519	586
Net change in deferred loan fees	1,037	183
Deferred income tax (benefit) expense	—	715
Dividends earned on CRA fund	(6)	(9)
Unrealized (gain) loss on equity securities	106	41
Net change in:
Accrued interest receivable	(991)	(733)
Accounts payable, accrued expenses and other liabilities	13,805	(18,908)
Third-party debit cardholder balances	15,245	6,972
Accrued interest payable	(449)	(149)
Receivable from global payments, net	(22,265)	(11,097)
Prepaid expenses and other assets	(701)	7,958
Net cash provided by (used in) operating activities	30,882	(102)

Cash flows from investing activities
Loan originations, purchases and payments, net	(390,546)	(101,649)
Redemptions of other investments	—	2
Purchases of other investments	(3,991)	(43)
Purchase of securities available-for-sale	—	(246,744)
Purchase of securities held-for-investment	(95,822)	—
Proceeds from paydowns and maturities of securities available-for-sale	28,352	25,243
Proceeds from paydowns of securities held-to-maturity	9,858	262
Purchase of premises and equipment, net	(1,874)	(774)
Net cash provided by (used in) investing activities	(454,023)	(323,703)

Cash flows from financing activities
Proceeds from FHLB advances	—	50
Repayments of FHLB advances	—	(50)
Redemption of common stock for tax withholdings for restricted stock vesting	(1,191)	(2,101)
Redemption of subordinated debt	(24,712)	—
Proceeds from (repayments of) secured borrowings, net	(139)	(489)
Net increase (decrease) in deposits	(496,209)	597,111
Net cash provided by (used in) financing activities	(522,251)	594,521

Increase (decrease) in cash and cash equivalents	(945,392)	270,716
Cash and cash equivalents at the beginning of the period	2,359,350	864,305
Cash and cash equivalents at the end of the period	$1,413,958	$1,135,021

Supplemental information
Cash paid for:
Interest	$4,787	$3,833
Income Taxes	$2,725	$2,250

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

NOTE 1 – ORGANIZATION

Metropolitan Bank Holding Corp., a New York corporation (the “Company”), is a bank holding company whose principal activity is the ownership and management of Metropolitan Commercial Bank (the “Bank”), its wholly-owned subsidiary. The Company’s primary market is the New York metropolitan area. The Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout this Form 10-Q.

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

NOTE 2 – BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform with GAAP and predominant practices within the U.S. banking industry. The Unaudited Consolidated Financial Statements (“unaudited financial statements”) include the accounts of the Company and the Bank. All intercompany balances and transactions have been eliminated.  The unaudited financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q, Article 8 of Regulation S-X and predominant practices within the U.S. banking industry. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The unaudited financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim unaudited financial statements in conformity with GAAP, management has made estimates and assumptions based on available information. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods, and actual results could differ from those estimated. Information available which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers.

Some items in the prior year financial statements may have been reclassified to conform to the current presentation. Reclassification had no effect on prior year net income or stockholders’ equity.

The results of operations for the for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or for any other period.

The unaudited financial statements presented in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

NOTE 3 – SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 requires that financial institutions and other organizations will use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration. In October 2019, the FASB approved a delay for the implementation of ASU 2016-13. Accordingly, the Company is required to implement ASU 2016-13 by January 1, 2023. Management has established a committee to evaluate the impact of ASU 2016-13 on the Company’s financial statements. The Company expects to recognize a one-time cumulative adjustment to the allowance for loan losses as of the beginning of the reporting period in which ASU 2016-13 takes effect. The Company is currently analyzing certain aspects of the CECL models, inputting data into the models, and evaluating the potential impact on the Company’s ALLL.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this ASU clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Management has established a working group that is in the process of evaluating the impact of the transition from LIBOR on the Company and its consolidated financial statements.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The Company is required to implement ASU 2022-02 by January 1, 2023 and is currently evaluating the potential impact on its consolidated financial statements.

NOTE 4 - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of debt securities AFS and HTM and equity investments and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At March 31, 2022	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,995	$—	$(5,249)	$62,746
U.S. State and Municipal securities	11,761	—	(1,523)	10,238
Residential MBS	448,457	5	(36,341)	412,121
Commercial MBS	17,217	41	(1,050)	16,208
Asset-backed securities	4,477	—	(62)	4,415
Total securities available-for-sale	$549,907	$46	$(44,225)	$505,728

Held-to-Maturity Securities:
U.S. Treasury securities	$29,821	$—	$(1,332)	$28,489
U.S. State and Municipal securities	15,995	—	(1,553)	14,442
Residential MBS	413,947	—	(27,486)	386,461
Commercial MBS	8,130	—	(697)	7,433
Total securities held-to-maturity	$467,893	$—	$(31,068)	$436,825

Equity Investments:
CRA Mutual Fund	$2,332	$—	$(159)	$2,173
Total equity investment securities	$2,332	$—	$(159)	$2,173

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2021	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,994	$—	$(1,660)	$66,334
U.S. State and Municipal securities	11,799	—	(300)	11,499
Residential MBS	476,393	623	(10,465)	466,551
Commercial MBS	17,787	219	(379)	17,627
Asset-backed securities	4,635	—	(22)	4,613
Total securities available-for-sale	$578,608	$842	$(12,826)	$566,624

Held-to-Maturity Securities:
U.S. Treasury securities	$29,811	$6	$(43)	$29,774
U.S. State and Municipal securities	16,055	299	—	16,354
Residential MBS	328,095	105	(2,259)	325,941
Commercial MBS	8,138	—	(99)	8,039
Total securities held-to-maturity	$382,099	$410	$(2,401)	$380,108

Equity Investments:
CRA Mutual Fund	$2,326	$—	$(53)	$2,273
Total equity investment securities	$2,326	$—	$(53)	$2,273

For the three months ended March 31, 2022 and 2021, there were no sales and calls of AFS securities.

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

	Held-to-Maturity		Available-for-Sale
At March 31, 2022	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$—	$—
After 1 year through 5 years	29,821	28,489	48,492	45,280
After 5 years though 10 years	9,815	9,083	35,249	32,997
After 10 years	428,257	399,253	466,166	427,451
Total Securities	$467,893	$436,825	$549,907	$505,728

	Held-to-Maturity		Available-for-Sale
At December 31, 2021	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$—	$—
After 1 year through 5 years	29,811	29,774	48,515	47,370
After 5 years though 10 years	9,973	9,912	36,242	36,024
After 10 years	342,315	340,422	493,851	483,230
Total Securities	$382,099	$380,108	$578,608	$566,624

There were no securities pledged as collateral at March 31, 2022 and December 31, 2021.

At March 31, 2022 and December 31, 2021, all of the residential mortgage securities and commercial mortgage securities held by the Company were issued by U.S. Government-sponsored entities and agencies.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

Debt securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At March 31, 2022	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
Residential MBS	$304,552	$(24,766)	$106,793	$(11,575)	$411,345	$(36,341)
Commercial MBS	5,595	(410)	7,519	(640)	13,114	(1,050)
Asset-backed securities	4,415	(62)	—	—	4,415	(62)
U.S. Government agency securities	—	—	62,746	(5,249)	62,746	(5,249)
U.S. State and Municipal securities	6,294	(628)	3,944	(895)	10,238	(1,523)
Total securities available-for-sale	$320,856	$(25,866)	$181,002	$(18,359)	$501,858	$(44,225)

Held-to-Maturity Securities:
Residential MBS	$386,461	$(27,486)	$—	$—	$386,461	$(27,486)
Commercial MBS	7,433	(697)	—	—	7,433	(697)
U.S. Treasury Securities	28,489	(1,332)	—	—	28,489	(1,332)
U.S. State and Municipal securities	14,442	(1,553)	—	—	14,442	(1,553)
Total securities held-to-maturity	$436,825	$(31,068)	$—	$—	$436,825	$(31,068)

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2021	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
Residential MBS	$423,686	$(9,727)	$12,931	$(738)	$436,617	$(10,465)
Commercial MBS	11,202	(296)	3,511	(83)	14,713	(379)
Asset-backed securities	4,613	(22)	—	—	4,613	(22)
U.S. Government agency securities	29,267	(730)	37,067	(930)	66,334	(1,660)
U.S. State and Municipal securities	8,372	(300)	—	—	8,372	(300)
Total securities available-for-sale	$477,140	$(11,075)	$53,509	$(1,751)	$530,649	$(12,826)

Held-to-Maturity Securities:
Residential MBS	$301,896	$(2,259)	$—	$—	$301,896	$(2,259)
Commercial MBS	8,039	(99)	—	—	8,039	(99)
U.S. Treasury Securities	9,697	(43)	—	—	9,697	(43)
Total securities held-to-maturity	$319,632	$(2,401)	$—	$—	$319,632	$(2,401)

The unrealized losses on securities are primarily due to the changes in market interest rates subsequent to purchase. The Company did not consider these securities to have OTTI at March 31, 2022 or December 31, 2021 since the decline in market value was attributable to changes in interest rates and not credit quality. In addition, the Company does not intend to sell and does not believe that it is more likely than not that it will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no impairment loss was recognized during the three months ended March 31, 2022 or for the year ended December 31, 2021.

At March 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans, net of deferred costs and fees, consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Real estate
Commercial	$2,782,092	$2,488,382
Construction	168,760	151,791
Multi-family	373,095	355,290
One-to-four family	52,819	57,163
Total real estate loans	3,376,766	3,052,626
Commercial and industrial	723,624	654,535
Consumer	29,688	32,366
Total loans	4,130,078	3,739,527
Deferred fees, net of origination costs	(8,635)	(7,598)
Loans, net of deferred fees and costs	4,121,443	3,731,929
Allowance for loan losses	(38,134)	(34,729)
Net loans	$4,083,309	$3,697,200

Included in C&I loans at March 31, 2022 and December 31, 2021 are $298,000 and $561,000 respectively, of PPP loans.

The following tables present the activity in the ALLL by segment. The portfolio segments represent the categories that the Company uses to determine its ALLL (in thousands):

	Commercial	Commercial			One-to-four
Three months ended March 31, 2022	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$22,216	$7,708	$2,105	$2,156	$140	$404	$34,729
Provision (credit) for loan losses	2,504	780	224	100	(36)	(172)	3,400
Loans charged-off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	5	5
Total ending allowance balance	$24,720	$8,488	$2,329	$2,256	$104	$237	$38,134

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

	Commercial	Commercial			One-to-four
Three months ended March 31, 2021	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$17,243	$12,123	$1,593	$2,661	$206	$1,581	$35,407
Provision (credit) for loan losses	1,098	(441)	114	71	(28)	136	950
Loans charged-off	—	(855)	—	—	—	—	(855)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$18,341	$10,827	$1,707	$2,732	$178	$1,717	$35,502

Net recoveries for the three months ended March 31, 2022 were $5,000. Net charge-offs for the three months ended March 31, 2021 were $855,000.

The following tables present the balance in the ALLL and the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	Commercial	Commercial			One-to-four
At March 31, 2022	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$24	$24
Collectively evaluated for impairment	24,720	8,488	2,329	2,256	104	213	38,110
Total ending allowance balance	$24,720	$8,488	$2,329	$2,256	$104	$237	$38,134
Loans:
Individually evaluated for impairment	$28,478	$—	$—	$—	$933	$24	$29,435
Collectively evaluated for impairment	2,753,614	723,624	168,760	373,095	51,886	29,664	4,100,643
Total ending loan balance	$2,782,092	$723,624	$168,760	$373,095	$52,819	$29,688	$4,130,078

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

	Commercial	Commercial			One-to-four
At December 31, 2021	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$26	$170	$196
Collectively evaluated for impairment	22,216	7,708	2,105	2,156	114	234	34,533
Total ending allowance balance	$22,216	$7,708	$2,105	$2,156	$140	$404	$34,729
Loans:
Individually evaluated for impairment	$38,518	$—	$—	$—	$946	$302	$39,766
Collectively evaluated for impairment	2,449,864	654,535	151,791	355,290	56,217	32,064	3,699,761
Total ending loan balance	$2,488,382	$654,535	$151,791	$355,290	$57,163	$32,366	$3,739,527

The following tables present loans individually evaluated for impairment recognized (in thousands):

	Unpaid		Allowance
	Principal	Recorded	for Loan
At March 31, 2022	Balance	Investment	Losses Allocated
With an allowance recorded:
One-to-four family	$570	$440	$—
Consumer	24	24	24
Total	$594	$464	$24

Without an allowance recorded:
One-to-four family	$641	$493	$—
Commercial real estate	28,477	28,478	—
Total	$29,118	$28,971	$—

	Unpaid		Allowance
	Principal	Recorded	for Loan
At December 31, 2021	Balance	Investment	Losses Allocated
With an allowance recorded:
One-to-four family	$577	$447	$26
Consumer	302	302	170
Total	$879	$749	$196

Without an allowance recorded:
One-to-four family	$646	$499	$—
Commercial real estate	38,518	38,518	—
Total	$39,164	$39,017	$—

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

	Average	Interest
	Recorded	Income
Three months ended March 31, 2022	Investment	Recognized
With an allowance recorded:
One-to-four family	$224	$3
Consumer	163	—
Total	$387	$3

Without an allowance recorded:
One-to-four family	$716	$6
Commercial real estate	33,498	230
Total	$34,214	$236

	Average	Interest
	Recorded	Income
Three months ended March 31, 2021	Investment	Recognized
With an allowance recorded:
One-to-four family	$474	$8
Consumer	2,162	29
Commercial & industrial	3,669	—
Total	$6,305	$37

Without an allowance recorded:
One-to-four family	$516	$7
Commercial real estate	10,343	167
Commercial and industrial	96	—
Total	$10,955	$174

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

The following tables present the recorded investment in non-accrual loans and loans past due over 90 days and still accruing, by class of loans (in thousands):

At March 31, 2022	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial real estate	$—	$—
Commercial & industrial	—	—
One-to-four family	—	—
Consumer	24	—
Total	$24	$—

At December 31, 2021	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial real estate	$9,984	$—
Commercial & industrial	—	—
One-to-four family	—	—
Consumer	37	265
Total	$10,021	$265

Interest income that would have been recorded for the three months ended March 31, 2022 and 2021 had non-accrual loans been current according to their original terms was immaterial.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

			90
	30-59	60-89	Days and	Total past	Current
At March 31, 2022	Days	Days	greater	due	loans	Total
Commercial real estate	$—	$—	$—	$—	$2,782,092	$2,782,092
Commercial & industrial	111	—	—	111	723,513	723,624
Construction	—	—	—	—	168,760	168,760
Multi-family	—	—	—	—	373,095	373,095
One-to-four family	—	—	—	—	52,819	52,819
Consumer	73	—	24	97	29,591	29,688
Total	$184	$—	$24	$208	$4,129,870	$4,130,078

			90
	30-59	60-89	Days and	Total past	Current
At December 31, 2021	Days	Days	greater	due	loans	Total
Commercial real estate	$—	$—	$9,984	$9,984	$2,478,398	$2,488,382
Commercial & industrial	151	—	—	151	654,384	654,535
Construction	—	—	—	—	151,791	151,791
Multi-family	—	—	—	—	355,290	355,290
One-to-four family	—	—	—	—	57,163	57,163
Consumer	93	94	302	489	31,877	32,366
Total	$244	$94	$10,286	$10,624	$3,728,903	$3,739,527

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

Troubled Debt Restructurings

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired.

Included in impaired loans at both March 31, 2022 and December 31, 2021 were $1.3 million of loans modified as TDRs. There were no loans modified as a TDR during the three months ended March 31, 2022 and 2021. The Company has not committed to lend additional amounts as of March 31, 2022 to customers with outstanding loans that are classified as TDRs. During the three months ended March 31, 2022 and March 31, 2021, there were no payment defaults on any loans previously identified as TDRs. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed pursuant to the Company’s internal underwriting policy.

The following tables present the recorded investment in TDRs by class of loans (in thousands):

At March 31, 2022	March 31, 2022	December 31, 2021
Commercial real estate	$339	$342
One-to-four family	933	946
Total	$1,272	$1,288

All TDRs at March 31, 2022 and December 31, 2021 were performing in accordance with their restructured terms.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

Loans not meeting the criteria above are considered to be pass-rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
At March 31, 2022	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$2,753,614	$339	$28,139	$—	$2,782,092
Commercial & industrial	719,399	4,225	—	—	723,624
Construction	168,760	—	—	—	168,760
Multi-family	373,095	—	—	—	373,095
Total	$4,014,868	$4,564	$28,139	$—	$4,047,571

		Special
At December 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$2,449,864	$342	$38,176	$—	$2,488,382
Commercial & industrial	646,251	4,177	4,107	—	654,535
Construction	151,791	—	—	—	151,791
Multi-family	355,290	—	—	—	355,290
Total	$3,603,196	$4,519	$42,283	$—	$3,649,998

COVID-19 Loan Modifications

As of March 31, 2022, the Company had six loans amounting to $47.1 million, or 1.14% of total loans, that were modified in accordance with the COVID-19 Guidance and the CARES Act. As of March 31, 2022, principal payment deferrals were $47.1 million, or 1.14% of total loans, while none were full payment deferrals.

As of December 31, 2021, the Company had eight loans amounting to $48.9 million, or 1.31% of total loans, that were modified in accordance with the COVID-19 Guidance and the CARES Act. As of December 31, 2021, principal payment deferrals were $39.1 million, or 1.05% of total loans, while full payment deferrals were $9.9 million, or 0.26% of total loans.

NOTE 6 — BORROWINGS

During the first quarter of 2022, as provided in the agreement, the Company redeemed $25.0 million of subordinated debt, plus accrued interest. The subordinated notes had a maturity date of March 15, 2027 and an interest rate of 6.25% per annum.

NOTE 7 — STOCKHOLDERS’ EQUITY

The Company has authorized 2,000,000 shares of Class B preferred stock, $0.01 par value. At March 31, 2022, none of the preferred shares are issued. During the fourth quarter of 2021, the holder of 272,636 shares of Series F, Class B non-voting preferred stock exchanged the preferred shares for shares of the Company’s common stock.

During the third quarter of 2021, the Company raised $172.5 million of capital through the issuance of 2.3 million shares of its common stock at a price of $75 per share, resulting in net proceeds of $162.7 million. The offering increased the Company’s shares of common stock outstanding from 8.3 million shares to 10.6 million shares.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

NOTE 8 – EARNINGS PER SHARE

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

	Three months ended March 31,
	2022	2021
Basic
Net income per consolidated statements of income	$19,021	$12,117
Less: Earnings allocated to participating securities	(25)	(55)
Net income available to common stockholders	$18,996	$12,062

Weighted average common shares outstanding including participating securities	10,934,091	8,313,660
Less: Weighted average participating securities	(14,223)	(37,486)
Weighted average common shares outstanding	10,919,868	8,276,174

Basic earnings per common share	$1.74	$1.46

Diluted
Net income allocated to common stockholders	$18,996	$12,062

Weighted average common shares outstanding for basic earnings per common share	10,919,868	8,276,174
Add: Dilutive effects of assumed exercise of stock options	190,826	141,145
Add: Dilutive effects of assumed vesting of performance based restricted stock	73,561	—
Add: Dilutive effects of assumed vesting of restricted stock units	39,039	—
Average shares and dilutive potential common shares	11,223,294	8,417,319

Dilutive earnings per common share	$1.69	$1.43

All stock options and performance based restricted stock units were considered in computing diluted earnings per common share for the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022 and 2021, 234,332 and 108,178 restricted stock units were not considered in the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

NOTE 9 — STOCK COMPENSATION PLAN

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

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

A summary of the status of the Company’s stock options and the changes during the year is presented below:

	Three Months Ended March 31, 2022
	Number of	Weighted Average
	Options	Exercise Price

Outstanding, beginning of period	231,000	$18.00
Granted	—	—
Exercised	—	—
Cancelled/forfeited	—	—
Outstanding, end of period	231,000	$18.00
Options vested and exercisable at end of period	231,000	$18.00

Weighted average remaining contractual life (years)		2.13

There was no unrecognized compensation cost related to stock options at March 31, 2022 or December 31, 2021.

There was no compensation cost related to stock options during the three months ended March 31, 2022 or 2021.

The following table summarizes information about stock options outstanding at March 31, 2022:

	Options Outstanding
Range of Average	Number Outstanding at	Weighted Average	Weighted Average	Weighted average
Exercise Prices	March 31, 2022	Remaining Contractual Life	Exercise Price	intrinsic value
$10 – 30	231,000	2.13	$18.00	$83.77

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

In the first quarter of 2022 and 2021, 83,151 and 78,582 restricted stock units were issued to certain key personnel, respectively. One-third of these shares vest each year for three years beginning on March 1, 2023 and March 1, 2022, respectively.

Total compensation cost that has been charged against income for restricted stock grants was $751,000 and $476,000 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $9.9 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.38 years.

In January 2022, 11,126 restricted shares were granted to members of the Board of Directors. These shares vest in January 2023. In January 2019, 38,900 restricted shares were granted to members of the Board of Directors in lieu of retainer fees for three years of service. Total expense for these awards was $298,000 and $110,000 for the three months ended March 31, 2022 and 2021, respectively. Total unrecognized expense for these awards was $893,000 and $330,000 for the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes the changes in the Company’s restricted stock awards:

	Three Months Ended March 31, 2022
		Weighted Average
	Number of Shares	Grant Date Fair Value

Outstanding, beginning of period	90,999	$47.35
Granted	83,151	102.49
Forfeited	—	—
Vested	(29,818)	44.47
Outstanding at end of period	144,332	$79.71

Performance-Based Stock Units

During the second quarter of 2021, the Company established a long-term incentive award program under the 2019 EIP. Under the program, 90,000 PRSUs were awarded. The weighted average service inception date fair value of award shares was $5.7 million. The PRSUs are scheduled to vest in three equal installments in February 2022, February 2023 and February 2024, provided certain performance criteria are met in fiscal years 2021, 2022 and 2023. However, such vested shares will not be delivered until the first quarter of 2024. At the beginning of 2022, 30,000 PSRUs were vested as all performance criteria was met in fiscal year 2021. Total compensation cost that has been charged against income for the 2019 EIP was $471,000 for the three months ended March 31, 2022.

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

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at March 31, 2022 and December 31, 2021. AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

There are no liabilities that are measured at fair value on a recurring basis.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At March 31, 2022
U.S. Government agency securities	$62,746	$—	$62,746	$—
U.S. State and Municipal securities	10,238	—	10,238	—
Residential mortgage securities	412,121	—	412,121	—
Commercial mortgage securities	16,208	—	16,208	—
Asset-backed securities	4,415	—	4,415	—
CRA Mutual Fund	2,173	2,173	—	—
Derivative assets - interest rate cap	12,076	—	12,076	—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2021
U.S. Government agency securities	$66,334	$—	$66,334	$—
U.S. State and Municipal securities	11,499	—	11,499	—
Residential mortgage securities	466,551	—	466,551	—
Commercial mortgage securities	17,627	—	17,627	—
Asset-backed securities	4,613	—	4,613	—
CRA Mutual Fund	2,273	2,273	—	—
Derivative assets - interest rate cap	3,385	—	3,385	—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2022 and 2021.

There were no material assets measured at fair value on a non-recurring basis at March 31, 2022 or December 31, 2021.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

Carrying amounts and estimated fair values of financial instruments carried at amortized cost were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At March 31, 2022	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$32,483	$32,483	$—	$—	$32,483
Overnight deposits	1,381,475	1,381,475	—	—	1,381,475
Securities held-to-maturity	467,893	—	436,825	—	436,825
Loans, net	4,083,309	—	—	4,111,399	4,111,399
Other investments
FRB Stock	11,421	N/A	N/A	N/A	N/A
FHLB Stock	3,070	N/A	N/A	N/A	N/A
Disability Fund	1,000	—	1,000	—	1,000
Time deposits at banks	498	498	—	—	498
Receivable from prepaid card programs, net	62,129	—	—	62,129	62,129
Accrued interest receivable	16,186	—	765	15,421	16,186

Financial Liabilities:
Non-interest-bearing demand deposits	$3,176,048	$3,176,048	$—	$—	$3,176,048
Money market and savings deposits	2,689,424	2,689,424	—	—	2,689,424
Time deposits	73,891	—	73,233	—	73,233
Trust preferred securities payable	20,620	—	—	19,965	19,965
Subordinated debt, net of issuance cost	—	—	—	—	—
Prepaid debit cardholder balances	24,092	—	—	24,092	24,092
Accrued interest payable	297	5	180	112	297
Secured borrowings	32,322	—	32,322	—	32,322

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2021	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$28,864	$28,864	$—	$—	$28,864
Overnight deposits	2,330,486	2,330,486	—	—	2,330,486
Securities held-to-maturity	382,099	—	380,108	—	380,108
Loans, net	3,697,200	—	—	3,721,619	3,721,619
Other investments
FRB Stock	7,430	N/A	N/A	N/A	N/A
FHLB Stock	3,070	N/A	N/A	N/A	N/A
Disability Fund	1,000	—	1,000	—	1,000
CRA - CD	498	498	—	—	498
Receivable from prepaid card programs, net	39,864	—	—	39,864	39,864
Accrued interest receivable	15,195	—	892	14,303	15,195

Financial Liabilities:
Non-interest-bearing demand deposits	$3,668,673	$3,668,673	$—	$—	$3,668,673
Money market and savings deposits	2,687,913	2,687,913	—	—	2,687,913
Time deposits	78,986	—	79,187	—	79,187
Trust preferred securities payable	20,620	—	—	19,997	19,997
Subordinated debt, net of issuance cost	24,712	—	25,125	—	25,125
Prepaid debit cardholder balances	8,847	—	—	8,847	8,847
Accrued interest payable	746	5	633	108	746
Secured borrowings	32,461	—	32,507	—	32,507

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

There were no reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2022 and 2021.

NOTE 12 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The following off-balance-sheet financial instruments, whose contract amounts represent credit risk, are outstanding:

	At March 31, 2022		At December 31, 2021
		Variable		Variable
	Fixed Rate	Rate	Fixed Rate	Rate
Unused commitments	$43,628	$343,546	$39,676	$346,115
Standby and commercial letters of credit	50,176	—	49,988	—
	$93,804	$343,546	$89,664	$346,115

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within two years. At March 31, 2022, the Company’s fixed rate loan commitments had interest rates ranging from 3.0% to 5.6% and the Company’s variable rate loan commitments had interest rates ranging from 2.3% to 8.5%, with a maturity of one year or more. At December 31, 2021, the Company’s fixed rate loan commitments had interest rates ranging from 3.0% to 5.6% and the Company’s variable rate loan commitments had interest rates ranging from 2.0% to 8.3%, with a maturity of one year or more. The amount of collateral obtained, if any, by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Company or other financial institutions and securities.

The Company’s stand-by letters of credit amounted to $50.2 million and $50.0 million as of March 31, 2022 and December 31, 2021, respectively. The Company’s stand-by letters of credit are collateralized by interest-bearing accounts of $29.6 million as of March 31, 2022 and December 31, 2021, respectively. The stand-by letters of credit mature within one year.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

NOTE 13 – REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers that are in the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers, are recognized in non-interest income. The following table presents the Company’s revenue from contracts with customers (in thousands):

	Three Months Ended March 31,
	2022	2021
Service charges on deposit accounts	$1,370	$972
Global Payments Group revenue	5,657	3,360
Other service charges and fees	506	304
Total	$7,533	$4,636

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

NOTE 14 – DERIVATIVES

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

The interest rate cap was designated as a cash flow hedge of certain deposit liabilities of the Company. The hedge was determined to be highly effective during the three months ended March 31, 2022. The Company expects the hedge to remain highly effective during the remaining term of the contract.

The following tables reflect the derivatives recorded on the balance sheet (in thousands):

	Notional Amount	Fair Value
At March 31, 2022
Derivatives designated as hedges:
Interest rate caps related to customer deposits	$300,000	$12,076
Total included in Other Assets	$300,000	$12,076

At December 31, 2021
Derivatives designated as hedges:
Interest rate caps related to customer deposits	$300,000	$3,385
Total included in Other Assets	$300,000	$3,385

The effect of cash flow hedge accounting on accumulated other comprehensive income is as follows (in thousands):

		Location of	Amount of
	Amount of	Gain (Loss)	Gain (Loss)
	Gain (Loss)	Reclassified	Reclassified
	Recognized in OCI,	from OCI into	from OCI into
	net of tax	Income	Income
At March 31, 2022
Interest rate caps related to customer deposits	$2,305	$ N/A	$—

At December 31, 2021
Interest rate caps related to customer deposits	$2,059	$ N/A	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Background

The Company is a bank holding company headquartered in New York, New York and registered under the BHC Act. Through its wholly owned bank subsidiary, Metropolitan Commercial Bank (the “Bank”), a New York state chartered bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals primarily in the New York metropolitan area. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout this Form 10-Q.

The Company’s primary lending products are commercial real estate loans, multi-family loans and commercial and industrial loans. Substantially all loans are secured by specific items of collateral including business and consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flows from operations of commercial enterprises. The Company’s primary deposit products are checking, savings, and term deposit accounts, and its deposit accounts are insured by the FDIC under the maximum amounts allowed by law. In addition to traditional commercial banking products, the Company offers corporate cash management and retail banking services, and is an established leader in BaaS through its Global Payments Group (“global payments business”). The Global Payments Group provides global payments infrastructure to its fintech partners, which includes serving as an issuing bank for third-party debit card programs nationwide and providing other financial infrastructure, including cash settlement and custodian deposit services. The Company has developed various deposit gathering strategies, which generate the funding necessary to operate without a large branch network. These activities, together with six strategically located banking centers, generate a stable source of deposits and a diverse loan portfolio with attractive risk-adjusted yields.

The Company is focused on organically growing and expanding its position in the New York metropolitan area and growing its business outside of New York through growth of its New York based customers and their businesses as they expand in other states. Through an experienced team of commercial relationship managers and its integrated, client-centric approach, the Company has grown market share by deepening existing client relationships and continually expanding its client base through referrals offering alternatives to traditional retail banking products. The Company has converted many of its commercial lending clients into full retail relationship banking clients. Given the size of the market in which the Company operates and its differentiated approach to client service, there is significant opportunity to continue its loan and deposit growth trajectory. By combining the high-tech service and relationship-based focus of a community bank with an extensive suite of financial products and services, the Company is well-positioned to continue to capitalize on the significant growth opportunities available in the New York metropolitan area.

Recent Events

On March 15, 2022, the Company redeemed the entire $25.0 million principal balance, plus accrued interest, of its outstanding subordinated notes. The subordinated notes were scheduled to mature on March 15, 2027 and had an interest rate of 6.25% per annum.

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

Although management evaluates available information to determine the adequacy of the ALLL, the level of allowance is an estimate which is subject to significant judgment and short-term change. Because of uncertainties associated with local economic, operating, regulatory and other conditions, the impact of the COVID-19 pandemic, collateral values and future cash flows of the loan portfolio, it is possible that a material change could occur in the ALLL in the near term. The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, the Company may ultimately incur losses that vary from management’s current estimates. Adjustments to the ALLL will be reported in the period in which such adjustments become known and can be reasonably estimated. All loan losses are charged to the ALLL when the loss actually occurs or when the collectability of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. As a result of such examinations, the Company may need to recognize additions to the ALLL based on the regulators’ judgments about information available to them at the time of such examination.

Emerging Growth Company

Pursuant to the JOBS Act, an EGC is provided the option to adopt new or revised accounting standards that may be issued by the FASB or the SEC either (i) within the same periods as those otherwise applicable to non-EGCs or (ii) within the same time periods as private companies. The Company elected the option to utilize the delayed effective dates of recently issued accounting standards. As permitted by the JOBS Act, so long as it qualifies as an EGC, the Company will also take advantage of some of the reduced regulatory and reporting requirements that are available to it, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

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

Discussion of Financial Condition

The Company had total assets of $6.6 billion at March 31, 2022, a decrease of $493.2 million, or 6.9%, from December 31, 2021.

Total cash and cash equivalents were $1.4 billion at March 31, 2022, a decrease of $945.4 million, or 40.1%, from December 31, 2021. The decrease reflected the $414.3 million deployment of cash and cash equivalents into loans and securities, and the $492.6 million decrease of non-interest bearing demand deposits.

Total securities were $975.8 million, an increase of $24.8 million, or 2.6%, from December 31, 2021, due primarily to the deployment of excess liquidity.

Loans

Total loans, net of deferred fees and unamortized costs, were $4.1 billion, an increase of $389.5 million, or 10.4%, from December 31, 2021. The increase in total loans was due primarily to an increase of $293.7 million in CRE loans (including owner-occupied) and $69.1 million in C&I loans.

As of March 31, 2022, total loans consisted primarily of CRE, C&I and multi-family mortgage loans. The Company’s commercial loan portfolio includes loans to the following industries (dollars in thousands):

	At March 31, 2022
	Balance	% of Total Loans(1)
CRE (2)
Skilled Nursing Facilities	$1,071,800	22.94%
Multi-family	373,095	9.52
Retail	252,898	6.41
Mixed use	291,483	7.36
Office	203,736	5.11
Hospitality	192,325	5.08
Construction	168,760	4.07
Other	737,719	18.91
Total CRE	$3,291,816	79.40%

C&I (3)
Healthcare	$113,745	2.83%
Skilled Nursing Facilities	97,150	2.73
Finance & Insurance	202,847	4.93
Wholesale	64,238	1.92
Manufacturing	28,609	0.26
Transportation	937	0.03
Retail	59,551	0.19
Recreation & Restaurants	2,200	0.06
Other	144,778	4.28
Total C&I	$714,055	17.23%
(1)	Net of deferred fees and costs
(2)	CRE, not including one-to-four family loans and participations
(3)	Net of premiums and overdraft adjustments

Asset Quality

Non-performing loans decreased to $24,000 at March 31, 2022 from $10.3 million at December 31, 2021, primarily due to the payoff of one CRE loan, which was adversely affected by COVID-19. The table below sets forth key asset quality ratios:

The table below sets forth key asset quality ratios:
	At or for the three months ended
	March 31, 2022	December 31, 2021

Asset Quality Ratios
Non-performing loans to total loans	—%	0.28%
Allowance for loan losses to total loans	0.93%	0.93%
Non-performing loans to total assets	—%	0.14%
Allowance for loan losses to non-performing loans	N.M. %	337.6%
Allowance for loan losses to non-accrual loans	N.M. %	346.6%
Non-accrual loans to total loans	—%	0.27%
Ratio of net charge-offs (recoveries) to average loans outstanding in aggregate	—%	0.42%

N.M. – not meaningful

Allowance for Loan Losses

The ALLL was $38.1 million at March 31, 2022, as compared to $34.7 million at December 31, 2021. The ratio of ALLL to total loans was 0.93% at March 31, 2022, and December 31, 2021. The increase in the ALLL was primarily due to loan growth.

Deposits

Total deposits were $5.9 billion, a decrease of $496.2 million, or 7.7%, from December 31, 2021. The decrease in deposits was primarily driven by the $492.6 million decrease of non-interest bearing demand deposits, which was largely a result of deposit outflows related to client corporate activity, including client related acquisitions. Non-interest-bearing demand deposits were 53.5% of total deposits at March 31, 2022, compared to 57.0% at December 31, 2021.

The tables below summarize the Company’s deposit composition by segment for the periods indicated, and the dollar and percent change (dollars in thousands):

	At March 31, 2022	At December 31, 2021	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$3,176,048	$3,668,673	$(492,625)	(13.4)%
Money market	2,669,804	2,666,983	2,821	0.1
Savings accounts	19,620	20,930	(1,310)	(6.3)
Time deposits	73,891	78,986	(5,095)	(6.5)
Total	$5,939,363	$6,435,572	$(496,209)	(7.7)%

As of March 31, 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $1.8 billion. In addition, as of March 31, 2022, the aggregate amount of the Company’s uninsured time deposits was $37.5 million. The following table presents the scheduled maturities of time deposits greater than $250,000 (in thousands):

At March 31, 2022
Three months or less	$17,287
Over three months through six months	10,664
Over six months through one year	2,682
Over one year	6,847
Total	$37,480

Borrowings

During the first quarter of 2022, the Company redeemed $25.0 million of subordinated debt, plus accrued interest. The subordinated notes had a maturity date of March 15, 2027 and an interest rate of 6.25% per annum.

Secured Borrowings

The Company has loan participation agreements with counterparties. The Company is generally the servicer for these loans. If the transfer of the participation interest does not qualify for sale treatment under GAAP, the amount of the loan transferred is recorded as a secured borrowing. There were $32.3 million and $32.5 million in secured borrowings as of March 31, 2022 and December 31, 2021, respectively.

Results of Operations

Net Income

Net income increased $6.9 million to $19.0 million for the first quarter of 2022, as compared to $12.1 million for the first quarter of 2021. This increase was due primarily to an increase of $12.2 million in net interest income and a $2.3 million increase in Global Payments Group revenue. This was offset by a $2.5 million increase in the provision for loan losses and a $4.3 million increase in non-interest expense.

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

	Three Months Ended
	Mar. 31, 2022			Mar. 31, 2021
	Average			Average
	Outstanding		Yield /	Outstanding		Yield /
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest-earning assets:
Loans (2)	$3,901,976	$46,536	4.78%	$3,187,450	$36,840	4.67%
Available-for-sale securities	565,301	1,648	1.17	330,451	752	0.91
Held-to-maturity securities	447,165	1,738	1.55	2,623	11	1.71
Equity investments	2,328	6	1.03	2,302	8	1.39
Overnight deposits	1,969,366	915	0.19	1,100,690	344	0.13
Other interest-earning assets	13,328	127	3.80	11,610	151	5.27
Total interest-earning assets	6,899,464	50,970	2.96	4,635,126	38,106	3.32
Non-interest-earning assets	57,241			69,894
Allowance for loan losses	(36,130)			(35,969)
Total assets	$6,920,575			$4,669,051
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$2,639,572	3,463	0.53	$2,058,611	2,907	0.57
Certificates of deposit	75,881	162	0.86	86,902	264	1.23
Total interest-bearing deposits	2,715,453	3,625	0.54	2,145,513	3,171	0.60
Borrowed funds	40,340	713	7.07	45,282	513	4.53
Total interest-bearing liabilities	2,755,793	4,338	0.64	2,190,795	3,684	0.68
Non-interest-bearing liabilities:
Non-interest-bearing deposits	3,574,835			2,067,539
Other non-interest-bearing liabilities	28,927			63,932
Total liabilities	6,359,555			4,322,266
Stockholders' equity	561,020			346,785
Total liabilities and equity	$6,920,575			$4,669,051
Net interest income		$46,632			$34,422
Net interest rate spread (3)			2.32%			2.64%
Net interest margin (4)			2.71%			3.00%
Total cost of deposits (5)			0.23%			0.31%
Total cost of funds (6)			0.28%			0.35%
(1)	Annualized.
(2)	Amount includes deferred loan fees and non-performing loans.
(3)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.

(4)	Determined by dividing annualized net interest income by total average interest-earning assets.
(5)	Determined by dividing annualized interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(6)	Determined by dividing annualized interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

Net interest margin for the first quarter of 2022 was 2.71% compared to 3.00% for the prior year period. The 29 basis point decline was primarily due to the $868.7 million increase in the average balance of lower yielding overnight deposits.

Total cost of funds for the first quarter of 2022 was 28 basis points compared to 35 basis points for the prior year period. The seven basis point decline was driven by the shift toward non-interest bearing deposits as well as a decrease in the cost of interest-bearing deposits.

Interest Income

Interest income increased $12.9 million to $51.0 million for the first quarter of 2022, as compared to $38.1 million for the prior year period. This was primarily due to an increase in the average balance of loans and securities, which increased $714.5 million and $679.4 million, respectively, compared to the prior year period.

Interest Expense

Interest expense increased $654,000 to $4.3 million for the first quarter of 2022 compared to $3.7 million for the prior year period. This was primarily due to the $570.0 million increase the in the average balance of interest bearing deposits for the first quarter of 2022 compared to the prior year period, partially offset by the six basis point decrease in the cost of interest bearing deposits. Interest expense for the first quarter of 2022 also included $274,000 of unamortized debt issue costs related to the subordinated debt redemption.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2022 was $3.4 million, an increase of $2.5 million from the prior year period, which reflected loan growth.

Non-Interest Income

Non-interest income for the first quarter of 2022 increased by $2.8 million, as compared to the prior year period. The increase was primarily due to an increase of $2.3 million in Global Payments Group revenue from underlying client transaction volumes.

Non-Interest Expense

Non-interest expense increased $4.3 million, as compared to the prior year period primarily due to an increase in full-time employees, and general expense growth in line with revenue growth and volume expansion in the global payments business.

Income Tax Expense

The estimated effective tax rate for the first quarter of 2022 was 27.0% compared to 31.7% for the prior year period, primarily due to higher discrete tax items during the first quarter of 2022. The discrete items for the first quarter of 2022 related to the change in the geographical mix regarding state apportionment and a higher favorable deduction for the vesting of restricted stock awards in the first quarter of 2022 compared to the prior year period.

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

The largest concentration in the loan portfolio is to the healthcare industry, which amounted to $1.3 billion, or 31.1% of total loans at March 31, 2022, including $1.2 billion in loans to skilled nursing facilities (“SNF”). The Company has not noted any significant impact on SNF loans because of COVID-19 as the demand for nursing home beds remains strong.

Loan Deferrals

The Company has been working with customers to address their needs during the pandemic. The following is a summary of loan modifications requested and that remain on deferral (dollars in thousands):

	At March 31, 2022
	CRE		Consumer		Total
Type of Deferral	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans

Defer monthly principal payments only	$47,114	6	$—	—	$47,114	6

Industry	Total Deferrals	Weighted Average LTV

CRE:
Hospitality	$30,568	63.54%
Mixed-Use	11,881	68.35
Other	4,665	63.96
Total	$47,114	64.80%

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

At March 31, 2022, the Company had $387.2 million in unused commitments and $50.2 million in standby and commercial letters of credit. At December 31, 2021, the Company had $385.8 million in unused commitments and $50.0 million in standby and commercial letters of credit.

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

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At March 31, 2022 and December 31, 2021, cash and cash equivalents totaled $1.4 billion and $2.4 billion, respectively. Securities classified as AFS and equity investments, which provide additional sources of liquidity, totaled $507.9 million at March 31, 2022 and $568.9 million at December 31, 2021. There were no securities pledged as collateral at March 31, 2022 or December 31, 2021.

The Company has no material commitments or demands that are likely to affect its liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, the Company could access its borrowing capacity with the FHLB or obtain additional funds through brokered certificates of deposit.

The Company’s primary investing activities are the origination, and to a lesser extent, purchase, of loans and the purchase of securities. For the first quarter of 2022, the Company’s loan production was $488.9 million, as compared to $235.7 million for the first quarter of 2021.

Financing activities consisted primarily of activity in deposit accounts. Total deposits decreased to $5.9 billion at March 31, 2022, or 7.7%, from $6.4 billion at December 31, 2021. The decrease in deposits was primarily driven by the $492.6 million decrease of non-interest bearing demand deposits, which was largely a result of deposit outflows related to client corporate activity, including client-related acquisitions. At March 31, 2022, interest-bearing deposits were comprised of $2.7 billion of money market accounts and $73.9 million of time deposits. Time deposits due within one year of March 31, 2022 totaled $53.9 million, or 0.9% of total deposits. At December 31, 2021, interest-bearing deposits were comprised of $2.7 billion of money market accounts and $79.0 million of time deposits. Time deposits due within one year of December 31, 2021 totaled $53.7 million, or 0.8% of total deposits. Non-interest-bearing deposits were 53.5% of total deposits at March 31, 2022, as compared to 57.0% at December 31, 2021.

At March 31, 2022, the Company had available borrowing capacity of $485.8 million from the FHLB and an available line of credit of $155.0 million under the FRBNY discount window. At December 31, 2021, the Company had an available borrowing capacity of $532.1 million from the FHLB and an available line of credit of $137.0 million under the FRBNY discount window. The Company had no borrowings outstanding from the FHLB or FRBNY at March 31, 2022 or December 31, 2021.

Regulation

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At March 31, 2022 and December 31, 2021, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and the Bank review capital levels on a monthly basis. Below is a table of the Company and Bank’s capital ratios for the periods indicated:

				Minimum Ratio
			Minimum	Required
			Ratio to be	for Capital
	At	At	“Well	Adequacy
	March 31, 2022	December 31, 2021	Capitalized”	Purposes
The Company
Tier 1 leverage ratio	8.6%	8.5%	N/A	4.00%
Common equity tier 1	13.3%	14.1%	N/A	4.50%
Tier 1 risk-based capital ratio	13.7%	14.6%	N/A	6.00%
Total risk-based capital ratio	14.6%	16.1%	N/A	8.00%

The Bank
Tier 1 leverage ratio	8.5%	8.4%	5.00%	4.00%
Common equity tier 1	13.6%	14.4%	6.50%	4.50%
Tier 1 risk-based capital ratio	13.6%	14.4%	8.00%	6.00%
Total risk-based capital ratio	14.5%	15.2%	10.00%	8.00%

At March 31, 2022 and December 31, 2021 total non-owner-occupied commercial real estate loans were 350.9% and 343.4% of risk-based capital, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table shows the estimated impact on net interest income for the one-year period beginning March 31, 2022 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

Although the net interest income table below provides an indication of interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results. The following table indicates the sensitivity of projected annualized net interest income to the interest rate movements described above (dollars in thousands):

At March 31, 2022
Change in Interest Rates (basis points)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
+400	$246,884	28.82%
+300	230,101	20.07
+200	213,286	11.29
+100	197,986	3.31
—	191,646	—
-100	182,243	(4.91)

Given the market interest rate environment, the Company did not model a 200 basis point decrease in interest rates at March 31, 2022.

The table above indicates that at March 31, 2022, in the event of a 200 basis points increase in interest rates, the Company would experience a 11.29% increase in net interest income. In the event of a 100 basis points decrease in interest rates, it would experience a 4.91% decrease in net interest income.

Economic Value of Equity Analysis

The Company also analyzes the sensitivity of its financial condition to changes in interest rates through an EVE model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates.

The table below represents an analysis of interest rate risk as measured by the estimated changes in EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +300 and +400 basis points and -100 basis points) at March 31, 2022 (dollars in thousands):

		Estimated Increase (Decrease) in		EVE as a Percentage of Fair
		EVE		Value of Assets (3)
Change in					Increase
Interest Rates					(Decrease)
(basis points) (1)	Estimated EVE (2)	Dollars	Percent	EVE Ratio (4)	(basis points)
+400	$1,002,321	$41,843	4.36%	16.15	167.92
+300	1,000,276	39,798	4.14	15.85	138.44
+200	993,913	33,435	3.48	15.49	102.11
+100	982,481	22,003	2.29	15.05	58.17
—	960,478	—	—	14.47	—
-100	813,236	(147,242)	(15.33)	12.06	(240.45)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from the Company’s liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

Given the market interest rate environment, the Company did not model a 200 basis point decrease in interest rates at March 31, 2022.

The table above indicates that at March 31, 2022, in the event of a 100 basis point decrease in interest rates, the Company would experience a 15.33% decrease in its EVE. In the event of a 200 basis point increase in interest rates, it would experience a 3.48% increase in its EVE .

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and the Chief Financial Officer, who is the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022 pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2022. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various pending and threatened legal actions relating to the conduct of its normal business activities. In the opinion of management, as of March 31, 2022, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to the Company’s financial condition, results of operations, and liquidity.

ITEM 1A. RISK FACTORS

There are risks, many beyond our control, which could cause our results to differ significantly from management’s expectations. For a description of these risks, please see the risk factors previously described in Part I, “Item 1A. Risk Factors” in our 2021 Form 10-K. Any of the risks described in our 2021 Form 10-K or in this Quarterly Report on Form 10-Q could, by itself or together with one or more other factors, materially and adversely affect our business, results of operations or financial condition. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, results of operations or financial condition.

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

101	INS XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation Linkbase

101	DEF XBRL Taxonomy Extension Definition Linkbase

101	LAB XBRL Taxonomy Extension Label Linkbase

101	PRE XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Metropolitan Bank Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: May 6, 2022	By:	/s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: May 6, 2022	By:	/s/ Gregory A. Sigrist

Gregory A. Sigrist

Executive Vice President and Chief Financial Officer