Form 10-Q
period 2022-06-30
Metropolitan Bank Holding Corp.
filed 2022-08-09
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

YES ☐     NO ☒

There were 10,931,697 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 1, 2022.

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

NOTE ABOUT FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2022, and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. In addition, these factors include but are not limited to:

●	the continuing impact of the COVID-19 pandemic on our business and results of operation;
●	an unexpected deterioration in our loan or securities portfolios;
●	unexpected increases in our expenses;
●	different than anticipated growth and our ability to manage our growth;
●	increases in competitive pressures among financial institutions or from non-financial institutions, which may result in unanticipated changes in our loan or deposit rates;
●	changes in the interest rate environment, including the impact of interest rate reform that applies to transactions that reference LIBOR, may reduce interest margins or affect the value of the Company’s investments;
●	changes in deposit flows or loan demand may adversely affect the Company’s business;
●	changes in accounting principles, policies or guidelines may cause the Company’s financial condition to be reported or perceived differently;
●	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which the Company does business, or conditions in the securities markets or the banking industry may be less favorable than currently anticipated;
●	unanticipated adverse changes in our customers’ economic conditions;
●	inflation, which may lead to higher operating costs;
●	declines in real estate values in the Company’s market area may adversely affect its loan production;
●	legislative, tax or regulatory changes or actions may adversely affect the Company’s business;
●	an unexpected adverse financial, regulatory or bankruptcy event experienced by our fintech partners;
●	technological changes may be more difficult or expensive than anticipated;
●	system failures or cyber-security breaches of our information technology infrastructure or those of the Company’s third-party service providers or those of our fintech partners for which we provide global payments infrastructure;
●	the failure to maintain current technologies and to successfully implement future information technology enhancements;

●	the effects of any developments, changes or actions relating to any litigation or regulatory proceedings brought against us or any of our subsidiaries;
●	the costs, including possibly incurring fines, penalties, or other negative effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions, or other legal actions to which we or any of our subsidiaries are a party, and which may adversely affect our results;
●	an unanticipated loss of key personnel or existing customers;
●	unanticipated increases in FDIC costs;
●	the current or anticipated impact of military conflict, terrorism or other geopolitical events;
●	the ability to attract or retain key employees;
●	successful implementation or consummation of new business initiatives may be more difficult or expensive than anticipated;
●	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies, non-performing assets and charge-offs and changes in the estimates of the adequacy of the ALLL;
●	difficulties associated with achieving or predicting expected future financial results; and
●	the potential impact on the Company’s operations and customers resulting from natural or man-made disasters, wars, acts of terrorism, cyber-attacks and pandemics.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$33,143	$28,864
Overnight deposits	1,308,738	2,330,486
Total cash and cash equivalents	1,341,881	2,359,350
Investment securities available for sale, at fair value	465,661	566,624
Investment securities held to maturity (estimated fair value of $486.0 million and $380.1 million at June 30, 2022 and December 31, 2021, respectively)	530,740	382,099
Equity investment securities, at fair value	2,107	2,273
Total securities	998,508	950,996
Other investments	17,357	11,998
Loans, net of deferred fees and costs	4,375,165	3,731,929
Allowance for loan losses	(40,534)	(34,729)
Net loans	4,334,631	3,697,200
Receivable from global payments business, net	68,214	39,864
Accrued interest receivable	18,203	15,195
Premises and equipment, net	17,933	15,116
Prepaid expenses and other assets	60,582	16,906
Goodwill	9,733	9,733
Total assets	$6,867,042	$7,116,358
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand deposits	$3,470,325	$3,668,673
Interest-bearing deposits	2,708,075	2,766,899
Total deposits	6,178,400	6,435,572
Trust preferred securities	20,620	20,620
Subordinated debt, net of issuance cost	—	24,712
Secured borrowing	32,044	32,461
Accounts payable, accrued expenses and other liabilities	37,774	36,411
Accrued interest payable	367	746
Prepaid third-party debit cardholder balances	23,531	8,847
Total liabilities	6,292,736	6,559,369

Common stock, $0.01 par value, 25,000,000 shares authorized, 10,931,697 and 10,920,569 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	109	109
Additional paid in capital	385,369	382,999
Retained earnings	223,595	181,385
Accumulated other comprehensive income (loss), net of tax	(34,767)	(7,504)
Total stockholders’ equity	574,306	556,989
Total liabilities and stockholders’ equity	$6,867,042	$7,116,358

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest and dividend income
Loans, including fees	$52,185	$39,234	$98,721	$76,074
Securities
Taxable	3,655	1,168	6,996	1,904
Tax-exempt	51	52	102	87
Overnight deposits	2,994	442	3,909	786
Other interest and dividends	273	154	400	305
Total interest income	59,158	41,050	110,128	79,156
Interest expense
Deposits	3,706	3,565	7,331	6,736
Trust preferred securities	150	107	258	215
Subordinated debt	—	405	605	809
Total interest expense	3,856	4,077	8,194	7,760

Net interest income	55,302	36,973	101,934	71,396
Provision for loan losses	2,400	1,875	5,800	2,825
Net interest income after provision for loan losses	52,902	35,098	96,134	68,571

Non-interest income
Service charges on deposit accounts	1,474	1,126	2,844	2,098
Global Payments Group revenue	5,242	3,851	10,899	7,210
Other service charges and fees	355	566	861	868
Unrealized gain (loss) on equity securities	(73)	4	(179)	(36)
Gain on sale of securities	—	609	—	609
Total non-interest income	6,998	6,156	14,425	10,749

Non-interest expense
Compensation and benefits	13,415	11,211	26,836	22,638
Bank premises and equipment	2,264	2,000	4,380	4,024
Professional fees	1,692	2,003	3,166	3,306
Technology costs	1,144	1,447	2,543	2,374
Licensing fees	2,686	2,067	4,980	4,141
Other expenses	5,068	2,961	8,983	5,528
Total non-interest expense	26,269	21,689	50,888	42,011

Net income before income tax expense	33,631	19,565	59,671	37,309
Income tax expense	10,442	6,229	17,461	11,856
Net income	$23,189	$13,336	$42,210	$25,453

Earnings per common share
Basic earnings	$2.12	$1.59	$3.86	$3.06
Diluted earnings	$2.07	$1.55	$3.76	$2.98

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net Income	$23,189	$13,336	$42,210	$25,453

Other comprehensive income:
Securities available for sale:
Unrealized gain (loss) arising during the period	(18,233)	1,667	(50,428)	(5,267)
Reclassification adjustment for gains included in net income	—	(609)	—	(609)
Tax effect	5,601	(348)	15,401	1,865
Net of tax	(12,632)	710	(35,027)	(4,011)

Cash flow hedges:
Unrealized gain (loss) arising during the period	2,420	(562)	11,196	1,715
Tax effect	(743)	180	(3,432)	(549)
Net of tax	1,677	(382)	7,764	1,166

Total other comprehensive income (loss)	(10,955)	328	(27,263)	(2,845)

Comprehensive Income (Loss)	$12,234	$13,664	$14,947	$22,608

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share data)

	Preferred				Additional		AOCI
	Stock,		Common		Paid-in	Retained	(Loss),
	Class B		Stock		Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Three months ended
Balance at April 1, 2022	—	$—	10,931,697	$109	$383,327	$200,406	$(23,812)	$560,030
Employee and non-employee stock-based compensation	—	—	—	—	2,042	—	—	2,042
Net income	—	—	—	—	—	23,189	—	23,189
Other comprehensive income (loss)	—	—	—	—	—	—	(10,955)	(10,955)
Balance at June 30, 2022	—	$—	10,931,697	$109	$385,369	$223,595	$(34,767)	$574,306

Balance at April 1, 2021	272,636	$3	8,345,032	$83	$217,384	$132,947	$(2,200)	$348,217
Restricted stock issued, net of forfeiture	—	—	(190)	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	—	—	1,859	—	—	1,859
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	—	—	(649)	—	(145)	—	—	(145)
Net income	—	—	—	—	—	13,336	—	13,336
Other comprehensive income (loss)	—	—	—	—	—	—	328	328
Balance at June 30, 2021	272,636	$3	8,344,193	$83	$219,098	$146,283	$(1,872)	$363,595

Six months ended
Balance at January 1, 2022	—	$—	10,920,569	$109	$382,999	$181,385	$(7,504)	$556,989
Restricted stock issued, net of forfeiture	—	—	23,487	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	—	—	3,561	—	—	3,561
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	—	—	(12,359)	—	(1,191)	—	—	(1,191)
Net income	—	—	—	—	—	42,210	—	42,210
Other comprehensive income (loss)	—	—	—	—	—	—	(27,263)	(27,263)
Balance at June 30, 2022	—	$—	10,931,697	$109	$385,369	$223,595	$(34,767)	$574,306

Balance at January 1, 2021	272,636	$3	8,295,272	$82	$218,899	$120,830	$973	$340,787
Restricted stock issued, net of forfeiture	—	—	93,091	1	—	—	—	1
Employee and non-employee stock-based compensation	—	—	—	—	2,445	—	—	2,445
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	—	—	(44,170)	—	(2,246)	—	—	(2,246)
Net income	—	—	—	—	—	25,453	—	25,453
Other comprehensive income (loss)	—	—	—	—	—	—	(2,845)	(2,845)
Balance at June 30, 2021	272,636	$3	8,344,193	$83	$219,098	$146,283	$(1,872)	$363,595

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$42,210	$25,453
Adjustments to reconcile net income to net cash:
Net depreciation amortization and accretion	2,291	2,383
Provision for loan losses	5,800	2,825
Stock-based compensation	3,561	2,445
Net change in deferred loan fees	3,338	1,070
Deferred income tax (benefit) expense	—	546
(Gain) loss on sale of securities	—	(609)
Dividends earned on CRA fund	(13)	(14)
Unrealized (gain) loss on equity securities	179	36
Net change in:
Accrued interest receivable	(3,008)	(1,175)
Accounts payable, accrued expenses and other liabilities	1,363	(31,047)
Third-party debit cardholder balances	14,684	5,371
Accrued interest payable	(379)	1,061
Receivable from global payments, net	(28,350)	(12,832)
Prepaid expenses and other assets	(20,681)	2,743
Net cash provided by (used in) operating activities	20,995	(1,744)

Cash flows from investing activities
Loan originations, purchases and payments, net	(646,569)	(314,362)
Redemptions of other investments	2	5
Purchases of other investments	(5,362)	(397)
Purchase of securities available-for-sale	—	(382,793)
Purchase of securities held-for-investment	(170,615)	—
Proceeds from sales and calls of securities available-for-sale	—	43,241
Proceeds from paydowns and maturities of securities available-for-sale	49,902	55,327
Proceeds from paydowns of securities held-to-maturity	21,643	525
Purchase of premises and equipment, net	(3,973)	(748)
Net cash provided by (used in) investing activities	(754,972)	(599,202)

Cash flows from financing activities
Proceeds from FHLB advances	50	100
Repayments of FHLB advances	(50)	(100)
Redemption of common stock for tax withholdings for restricted stock vesting	(1,191)	(2,246)
Redemption of subordinated debt	(24,712)	—
Proceeds from (repayments of) secured borrowings, net	(417)	(515)
Net increase (decrease) in deposits	(257,172)	1,458,667
Net cash provided by (used in) financing activities	(283,492)	1,455,906

Increase (decrease) in cash and cash equivalents	(1,017,469)	854,960
Cash and cash equivalents at the beginning of the period	2,359,350	864,305
Cash and cash equivalents at the end of the period	$1,341,881	$1,719,265

Supplemental information
Cash paid for:
Interest	$8,573	$6,699
Income Taxes	$6,805	$8,735
Non-cash item:
Transfer of loans held for investment to held for sale	$10,000	$—

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

The Company’s primary deposit products are checking, savings, and term deposit accounts, all of which are insured by the FDIC under the maximum amounts allowed by law. In addition to traditional commercial banking products, the Company offers corporate cash management and retail banking services and, through its Global Payments Group (“global payments business”), provides BaaS to its fintech partners, which includes serving as an issuing bank for third-party managed debit card programs nationwide and providing other financial infrastructure, including cash settlement and custodian deposit services.

The Company and the Bank are subject to the regulations of certain state and federal agencies and, accordingly, are periodically examined by those regulatory authorities. The Company’s business is affected by state and federal legislation and regulations.

NOTE 2 — BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform with GAAP and predominant practices within the U.S. banking industry. The Unaudited Consolidated Financial Statements (“unaudited financial statements”) include the accounts of the Company and the Bank. All intercompany balances and transactions have been eliminated. The unaudited financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q, Article 8 of Regulation S-X and predominant practices within the U.S. banking industry. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The unaudited financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim unaudited financial statements in conformity with GAAP, management has made estimates and assumptions based on available information. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods, and actual results could differ from those estimated. Information available which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, inflation and its related effects and changes in the financial condition of borrowers.

Some items in the prior year financial statements may have been reclassified to conform to the current presentation. Reclassification had no effect on prior year net income or stockholders’ equity.

The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or for any other period.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

Pursuant to the JOBS Act, an EGC is provided the option to adopt new or revised accounting standards that may be issued by the FASB or the SEC either (i) within the same periods as those otherwise applicable to non-EGCs or (ii) within the same time periods as private companies. The Company elected to utilize delayed effective dates of recently issued accounting standards. As permitted by the JOBS Act, so long as it qualifies as an EGC, the Company will take advantage of certain of the reduced regulatory and reporting requirements that are available to it, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), which requires that the measurement of all expected credit losses for financial assets held at amortized cost be based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 requires that financial institutions and other organizations will use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration. In October 2019, the FASB approved a delay for the implementation of ASU 2016-13. Accordingly, the Company is required to implement ASU 2016-13 by January 1, 2023. Management has established a committee to evaluate the impact of ASU 2016-13 on the Company’s financial statements. The Company expects to recognize a one-time cumulative adjustment to the allowance for loan losses as of the beginning of the reporting period in which ASU 2016-13 takes effect. The Company is currently analyzing certain aspects of the CECL models, inputting data into the models, and evaluating the potential impact on the Company’s ALLL.

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

NOTE 4 — INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of debt securities AFS and HTM and equity investments and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At June 30, 2022	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,995	$—	$(6,416)	$61,579
U.S. State and Municipal securities	11,724	—	(2,058)	9,666
Residential MBS	427,596	—	(52,275)	375,321
Commercial MBS	16,434	—	(1,450)	14,984
Asset-backed securities	4,324	—	(213)	4,111
Total securities available-for-sale	$528,073	$—	$(62,412)	$465,661

Held-to-Maturity Securities:
U.S. Treasury securities	$29,832	$—	$(1,652)	$28,180
U.S. State and Municipal securities	15,936	—	(2,598)	13,338
Residential MBS	476,851	71	(39,662)	437,260
Commercial MBS	8,121	—	(911)	7,210
Total securities held-to-maturity	$530,740	$71	$(44,823)	$485,988

Equity Investments:
CRA Mutual Fund	$2,339	$—	$(232)	$2,107
Total equity investment securities	$2,339	$—	$(232)	$2,107

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2021	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,994	$—	$(1,660)	$66,334
U.S. State and Municipal securities	11,799	—	(300)	11,499
Residential MBS	476,393	623	(10,465)	466,551
Commercial MBS	17,787	219	(379)	17,627
Asset-backed securities	4,635	—	(22)	4,613
Total securities available-for-sale	$578,608	$842	$(12,826)	$566,624

Held-to-Maturity Securities:
U.S. Treasury securities	$29,811	$6	$(43)	$29,774
U.S. State and Municipal securities	16,055	299	—	16,354
Residential MBS	328,095	105	(2,259)	325,941
Commercial MBS	8,138	—	(99)	8,039
Total securities held-to-maturity	$382,099	$410	$(2,401)	$380,108

Equity Investments:
CRA Mutual Fund	$2,326	$—	$(53)	$2,273
Total equity investment securities	$2,326	$—	$(53)	$2,273

The following table summarizes the proceeds from sales and calls of AFS securities and the associated gains (losses) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Proceeds	$—	$43,241	$—	$43,241
Gross gains	$—	$609	$—	$609
Tax impact	$—	$(195)	$—	$(195)

The tables below summarize, by contractual maturity, the amortized cost and fair value of debt securities. The tables do not include the effect of principal repayments or scheduled principal amortization. Equity securities, primarily investments in mutual funds, have been excluded from the table. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Held-to-Maturity		Available-for-Sale
At June 30, 2022	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$—	$—
After 1 year through 5 years	29,832	28,179	49,534	45,709
After 5 years through 10 years	9,686	8,726	32,880	30,088
After 10 years	491,222	449,083	445,659	389,864
Total Securities	$530,740	$485,988	$528,073	$465,661

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Held-to-Maturity		Available-for-Sale
At December 31, 2021	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$—	$—
After 1 year through 5 years	29,811	29,774	48,515	47,370
After 5 years through 10 years	9,973	9,912	36,242	36,024
After 10 years	342,315	340,422	493,851	483,230
Total Securities	$382,099	$380,108	$578,608	$566,624

There were no securities pledged as collateral at June 30, 2022 or December 31, 2021.

At June 30, 2022 and December 31, 2021, all of the residential MBS and commercial MBS held by the Company were issued by U.S. Government-sponsored entities and agencies.

Debt securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At June 30, 2022	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$61,579	$(6,416)	$61,579	$(6,416)
U.S. State and Municipal securities	5,871	(1,016)	3,795	(1,042)	9,666	(2,058)
Residential MBS	244,366	(30,483)	130,955	(21,792)	375,321	(52,275)
Commercial MBS	2,639	(26)	12,345	(1,424)	14,984	(1,450)
Asset-backed securities	4,111	(213)	—	—	4,111	(213)
Total securities available-for-sale	$256,987	$(31,738)	$208,674	$(30,674)	$465,661	$(62,412)

Held-to-Maturity Securities:
U.S. Treasury securities	$28,180	$(1,652)	$—	$—	$28,180	$(1,652)
U.S. State and Municipal securities	13,338	(2,598)	—	—	13,338	(2,598)
Residential MBS	409,189	(39,662)	—	—	409,189	(39,662)
Commercial MBS	7,210	(911)	—	—	7,210	(911)
Asset-backed securities	—	—	—	—	—	—
Total securities held-to-maturity	$457,917	$(44,823)	$—	$—	$457,917	$(44,823)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2021	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$29,267	$(730)	$37,067	$(930)	$66,334	$(1,660)
U.S. State and Municipal securities	8,372	(300)	—	—	8,372	(300)
Residential MBS	423,686	(9,727)	12,931	(738)	436,617	(10,465)
Commercial MBS	11,202	(296)	3,511	(83)	14,713	(379)
Asset-backed securities	4,613	(22)	—	—	4,613	(22)
Total securities available-for-sale	$477,140	$(11,075)	$53,509	$(1,751)	$530,649	$(12,826)

Held-to-Maturity Securities:
U.S. Treasury securities	$9,697	$(43)	$—	$—	$9,697	$(43)
Residential MBS	301,896	(2,259)	—	—	301,896	(2,259)
Commercial MBS	8,039	(99)	—	—	8,039	(99)
Total securities held-to-maturity	$319,632	$(2,401)	$—	$—	$319,632	$(2,401)

The unrealized losses on securities are primarily due to the changes in market interest rates subsequent to purchase. The Company did not consider these securities to have OTTI at June 30, 2022 or December 31, 2021 since the decline in market value was attributable to changes in interest rates and not to changes in credit quality. In addition, the Company does not intend to sell and does not believe that it is more likely than not that it will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no impairment loss was recognized during the six months ended June 30, 2022 or for the year ended December 31, 2021.

At June 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

NOTE 5 — LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans, net of deferred costs and fees, consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Real estate
Commercial	$2,922,190	$2,488,382
Construction	185,661	151,791
Multi-family	418,726	355,290
One-to-four family	51,190	57,163
Total real estate loans	3,577,767	3,052,626
Commercial and industrial	780,677	654,535
Consumer	27,657	32,366
Total loans	4,386,101	3,739,527
Deferred fees, net of origination costs	(10,936)	(7,598)
Loans, net of deferred fees and costs	4,375,165	3,731,929
Allowance for loan losses	(40,534)	(34,729)
Net loans	$4,334,631	$3,697,200

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Included in C&I loans at June 30, 2022 and December 31, 2021 were $125,000 and $561,000, respectively, of PPP loans. Also included in C&I loans at June 30, 2022 and December 31, 2021 were $10.0 million and $4.1 million, respectively, of loans held for sale, measured at the lower of cost or fair value.

The following tables present the activity in the ALLL by segment. The portfolio segments represent the categories that the Company uses to determine its ALLL (in thousands):

	Commercial	Commercial		Multi	One-to-four
Three months ended June 30, 2022	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$24,720	$8,488	$2,329	$2,256	$104	$237	$38,134
Provision/(credit) for loan losses	1,225	656	258	283	(2)	(20)	2,400
Loans charged-off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$25,945	$9,144	$2,587	$2,539	$102	$217	$40,534

	Commercial	Commercial		Multi	One-to-four
Three months ended June 30, 2021	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$18,341	$10,827	$1,707	$2,732	$178	$1,717	$35,502
Provision/(credit) for loan losses	1,958	(282)	265	(114)	(9)	57	1,875
Loans charged-off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$20,299	$10,545	$1,972	$2,618	$169	$1,774	$37,377

	Commercial	Commercial			One-to-four
Six months ended June 30, 2022	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$22,216	$7,708	$2,105	$2,156	$140	$404	$34,729
Provision (credit) for loan losses	3,729	1,436	482	383	(38)	(192)	5,800
Loans charged-off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	5	5
Total ending allowance balance	$25,945	$9,144	$2,587	$2,539	$102	$217	$40,534

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Commercial	Commercial			One-to-four
Six months ended June 30, 2021	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$17,243	$12,123	$1,593	$2,661	$206	$1,581	$35,407
Provision (credit) for loan losses	3,056	(723)	379	(43)	(37)	193	2,825
Loans charged-off	—	(855)	—	—	—	—	(855)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$20,299	$10,545	$1,972	$2,618	$169	$1,774	$37,377

There were no charge-offs and recoveries for the three months ended June 30, 2022 and 2021. Net recoveries for the six months ended June 30, 2022 were $5,000. Net charge-offs for the six months ended June 30, 2021 were $855,000.

The following tables present the balance in the ALLL and the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	Commercial	Commercial			One-to-four
At June 30, 2022	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$24	$24
Collectively evaluated for impairment	25,945	9,144	2,587	2,539	102	193	40,510
Total ending allowance balance	$25,945	$9,144	$2,587	$2,539	$102	$217	$40,534
Loans:
Individually evaluated for impairment	$28,549	$—	$—	$—	$921	$24	$29,494
Collectively evaluated for impairment	2,893,641	780,677	185,661	418,726	50,269	27,633	4,356,607
Total ending loan balance	$2,922,190	$780,677	$185,661	$418,726	$51,190	$27,657	$4,386,101

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Commercial	Commercial			One-to-four
At December 31, 2021	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$26	$170	$196
Collectively evaluated for impairment	22,216	7,708	2,105	2,156	114	234	34,533
Total ending allowance balance	$22,216	$7,708	$2,105	$2,156	$140	$404	$34,729
Loans:
Individually evaluated for impairment	$38,518	$—	$—	$—	$946	$302	$39,766
Collectively evaluated for impairment	2,449,864	654,535	151,791	355,290	56,217	32,064	3,699,761
Total ending loan balance	$2,488,382	$654,535	$151,791	$355,290	$57,163	$32,366	$3,739,527

The following tables present loans individually evaluated for impairment recognized (in thousands):

			Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
At June 30, 2022	Balance	Investment	Allocated
With an allowance recorded:
Consumer	$24	$24	$24
Total	$24	$24	$24

Without an allowance recorded:
One-to-four family	$1,197	$921	$—
CRE	28,550	28,549	—
Total	$29,747	$29,470	$—

			Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
At December 31, 2021	Balance	Investment	Allocated
With an allowance recorded:
One-to-four family	$577	$447	$26
Consumer	302	302	170
Total	$879	$749	$196

Without an allowance recorded:
One-to-four family	$646	$499	$—
CRE	38,518	38,518	—
Total	$39,164	$39,017	$—

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Average	Interest
	Recorded	Income
Three months ended June 30, 2022	Investment	Recognized
With an allowance recorded:
Consumer	$24	$—
Total	$24	$—

Without an allowance recorded:
One-to-four family	$927	$9
CRE	28,514	266
Total	$29,441	$275

Three months ended June 30, 2021
With an allowance recorded:
One-to-four family	$465	$4
Consumer	2,140	29
C&I	3,145	—
Total	$5,750	$33

Without an allowance recorded:
One-to-four family	$511	$7
CRE	10,339	37
C&I	192	—
Total	$11,042	$44

	Average	Interest
	Recorded	Income
Six months ended June 30, 2022	Investment	Recognized
With an allowance recorded:
Consumer	$117	$—
Total	$117	$—

Without an allowance recorded:
One-to-four family	$784	$18
CRE	31,849	496
Total	$32,633	$514

Six months ended June 30, 2021
With an allowance recorded:
One-to-four family	$470	$12
Consumer	2,159	58
C&I	3,494	—
Total	$6,123	$70

Without an allowance recorded:
One-to-four family	$514	$13
CRE	10,341	204
C&I	128	—
Total	$10,983	$217

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

The following tables present the recorded investment in non-accrual loans and loans past due over 90 days and still accruing, by class of loans (in thousands):

		Loans Past Due
		Over 90 Days
At June 30, 2022	Nonaccrual	Still Accruing
Consumer	$24	$—
Total	$24	$—

		Loans Past Due
		Over 90 Days
At December 31, 2021	Nonaccrual	Still Accruing
Commercial real estate	$9,984	$—
Consumer	37	265
Total	$10,021	$265

Interest income that would have been recorded for the three and six months ended June 30, 2022 and 2021 had non-accrual loans been current according to their original terms was immaterial.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

			90
	30-59	60-89	Days and	Total past	Current
At June 30, 2022	Days	Days	greater	due	loans	Total
Commercial real estate	$—	$—	$—	$—	$2,922,190	$2,922,190
Commercial & industrial	95	—	—	95	780,582	780,677
Construction	—	—	—	—	185,661	185,661
Multi-family	—	—	—	—	418,726	418,726
One-to-four family	—	—	—	—	51,190	51,190
Consumer	48	15	24	87	27,570	27,657
Total	$143	$15	$24	$182	$4,385,919	$4,386,101

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

			90
	30-59	60-89	Days and	Total past	Current
At December 31, 2021	Days	Days	greater	due	loans	Total
Commercial real estate	$—	$—	$9,984	$9,984	$2,478,398	$2,488,382
Commercial & industrial	151	—	—	151	654,384	654,535
Construction	—	—	—	—	151,791	151,791
Multi-family	—	—	—	—	355,290	355,290
One-to-four family	—	—	—	—	57,163	57,163
Consumer	93	94	302	489	31,877	32,366
Total	$244	$94	$10,286	$10,624	$3,728,903	$3,739,527

Troubled Debt Restructurings

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired.

Included in impaired loans at both June 30, 2022 and December 31, 2021 were $1.3 million of loans modified as TDRs. There were no loans modified as a TDR during the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, the Company has not committed to lend additional amounts to customers with outstanding loans that are classified as TDRs. During the three and six months ended June 30, 2022 and 2021, there were no payment defaults on any loans previously identified as TDRs. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed pursuant to the Company’s internal underwriting policy.

The following tables present the recorded investment in TDRs by class of loans (in thousands):

	June 30,	December 31,
	2022	2021
Commercial real estate	$334	$342
One-to-four family	921	946
Total	$1,255	$1,288

All TDRs at June 30, 2022 and December 31, 2021 were performing in accordance with their restructured terms.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Loans not meeting the criteria above are considered to be pass-rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
At June 30, 2022	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$2,893,641	$334	$28,215	$—	$2,922,190
Commercial & industrial	776,790	3,887	—	—	780,677
Construction	185,661	—	—	—	185,661
Multi-family	418,726	—	—	—	418,726
Total	$4,274,818	$4,221	$28,215	$—	$4,307,254

		Special
At December 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$2,449,864	$342	$38,176	$—	$2,488,382
Commercial & industrial	646,251	4,177	4,107	—	654,535
Construction	151,791	—	—	—	151,791
Multi-family	355,290	—	—	—	355,290
Total	$3,603,196	$4,519	$42,283	$—	$3,649,998

COVID-19 Loan Modifications

As of June 30, 2022, the Company had six loans amounting to $47.0 million, or 1.07% of total loans, that were modified in accordance with the COVID-19 Guidance and the CARES Act. As of June 30, 2022, principal payment deferrals were $47.1 million, or 1.07% of total loans, while none were full payment deferrals.

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

NOTE 7 — STOCKHOLDERS’ EQUITY

The Company has 2,000,000 authorized shares of Class B preferred stock, $0.01 par value. At June 30, 2022, none of the preferred shares are issued. During the fourth quarter of 2021, the holder of 272,636 shares of Series F, Class B non-voting preferred stock exchanged the preferred shares for shares of the Company’s common stock.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter of 2021, the Company raised $172.5 million of capital through the issuance of 2.3 million shares of its common stock at a price of $75 per share, resulting in net proceeds of $162.7 million. The offering increased the Company’s shares of common stock outstanding from 8.3 million shares to 10.6 million shares.

NOTE 8 — EARNINGS PER SHARE

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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Basic
Net income per consolidated statements of income	$23,189	$13,336	$42,210	$25,453
Less: Earnings allocated to participating securities	(63)	(84)	(85)	(106)
Net income available to common stockholders	$23,126	$13,252	$42,125	$25,347

Weighted average common shares outstanding including participating securities	10,961,697	8,343,946	10,947,829	8,329,003
Less: Weighted average participating securities	(30,000)	(31,712)	(22,111)	(34,599)
Weighted average common shares outstanding	10,931,697	8,312,234	10,925,718	8,294,404

Basic earnings per common share	$2.12	$1.59	$3.86	$3.06

Diluted
Net income allocated to common stockholders	$23,126	$13,252	$42,125	$25,347

Weighted average common shares outstanding for basic earnings per common share	10,931,697	8,312,234	10,925,718	8,294,404
Add: Dilutive effects of assumed exercise of stock options	180,787	162,674	186,364	153,545
Add: Dilutive effects of assumed vesting of performance based restricted stock	52,004	38,495	63,980	31,613
Add: Dilutive effects of assumed vesting of restricted stock units	25,319	30,071	32,930	17,383
Average shares and dilutive potential common shares	11,189,807	8,543,474	11,208,992	8,496,945

Dilutive earnings per common share	$2.07	$1.55	$3.76	$2.98

All stock options and performance based restricted stock units were considered in computing diluted earnings per common share for the three and six months ended June 30, 2022 and 2021. For the three and six months ended June 30, 2022 and 2021, 234,332 and 105,424 restricted stock units were not considered in the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCK COMPENSATION PLAN

Equity Incentive Plan

At June 30, 2022, the Company maintained three stock compensation plans, the 2022 Equity Incentive Plan (the “2022 EIP”), the 2019 Equity Incentive Plan (the “2019 EIP”) and the 2009 Equity Incentive Plan (the “2009 EIP”). The 2019 EIP expired on May 31, 2022 but has outstanding restricted stock awards and PRSUs subject to vesting schedules. The 2009 EIP has also expired but has outstanding stock options that may still be exercised.

The 2022 EIP was approved on May 31, 2022 by stockholders of the Company. Under the 2022 EIP, the maximum number of shares of stock that may be delivered to participants in the form of restricted stock, restricted stock units and stock options, including ISOs and non-qualified stock options, is 358,000, subject to adjustment as set forth in the 2022 EIP, plus any awards that are forfeited under the 2019 EIP after March 15, 2022.

Stock Options

Under the terms of the 2022 EIP, a stock option cannot have an exercise price that is less than 100% of the fair market value of the shares covered by the stock option on the date of grant. In the case of an ISO granted to a 10% stockholder, the exercise price shall not be less than 110% of the fair market value of the shares covered by the stock option on the date of grant. In no event shall the exercise period exceed ten years from the date of grant of the option, except, in the case of an ISO granted to a 10% stockholder, the exercise period shall not exceed five years from the date of grant. The 2022 EIP contains a double trigger change in control feature, providing for an acceleration of vesting upon an involuntary termination of employment simultaneous with or following a change in control.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s stock options and the changes during the year is presented below:

	Six months ended
	June 30, 2022
		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding, beginning of period	231,000	$18.00
Granted	—	—
Exercised	—	—
Cancelled/forfeited	—	—
Outstanding, end of period	231,000	$18.00
Options vested and exercisable at end of period	231,000	$18.00

Weighted average remaining contractual life (years)		1.88

There was no unrecognized compensation cost related to stock options at June 30, 2022 or December 31, 2021.

There was no compensation cost related to stock options during the six months ended June 30, 2022 or 2021.

The following table summarizes information about stock options outstanding at June 30, 2022:

Options Outstanding
Weighted
	Number	Average	Weighted	Weighted
Range of Average	Outstanding at	Remaining	Average	Average
Exercise Prices	June 30, 2022	Contractual Life	Exercise Price	Intrinsic Value
$10 – 30	231,000	1.88	$18.00	$83.77

Restricted Stock Awards and Restricted Stock Units

The Company issued restricted stock awards and restricted stock units under the 2019 EIP and the 2009 EIP (collectively, “restricted stock grants”) to certain key personnel. Each restricted stock grant vests based on the vesting schedule outlined in the restricted stock grant agreement. Restricted stock grants are subject to forfeiture if the holder is not employed by the Company on the vesting date.

In the first quarter of 2022 and 2021, 83,151 and 78,582 restricted stock grants were issued to certain key personnel, respectively. One-third of these shares vest each year for three years beginning on March 1, 2023 and March 1, 2022, respectively. Total compensation cost that has been charged against income for restricted stock grants was $1.3 million and $811,000 for the three months ended June 30, 2022 and 2021, respectively. Total compensation cost that has been charged against income for restricted stock grants was $2.0 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was $8.6 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.44 years.

In January 2022, 11,126 restricted shares were granted to members of the Board of Directors. These shares vest in January 2023. In January 2019, 38,900 restricted shares were granted to members of the Board of Directors in lieu of retainer fees for three years of service. Total expense for these awards was $297,000 and $90,000 for the three months ended June 30,

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2022 and 2021, respectively. Total expense for these awards was $595,000 and $200,000 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 total unrecognized expense for these awards was $595,000.

The following table summarizes the changes in the Company’s restricted stock grants:

	Six months ended
	June 30, 2022
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding, beginning of period	90,999	$47.35
Granted	83,151	102.49
Forfeited	(200)	80.34
Vested	(29,818)	44.47
Outstanding at end of period	144,132	$79.70

Performance-Based Stock Units

During the second quarter of 2021, the Company established a long-term incentive award program under the 2019 EIP. Under the program, 90,000 PRSUs were awarded. During the second quarter of 2022, 20,800 PRSUs were forfeited and reissued pursuant to the 2022 EIP. The weighted average service inception date fair value of the outstanding awarded shares was $6.0 million. At the beginning of 2022, 30,000 PRSUs were vested as all performance criteria were met in fiscal year 2021. The remaining PRSUs are scheduled to vest in February 2023 and February 2024, provided certain performance criteria are met in fiscal years 2022 and 2023. All vested shares will not be delivered until the first quarter of 2024. Total compensation cost that has been charged against income for these PRSUs was $478,000 and $951,000 for the three and six months ended June 30, 2022, respectively.

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

NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at June 30, 2022 and December 31, 2021. AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Level 3: Significant unobservable inputs that reflect a reporting entity’s own judgments about the assumptions that market participants would use in pricing an asset or liability.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At June 30, 2022
U.S. Government agency securities	$61,579	$—	$61,579	$—
U.S. State and Municipal securities	9,666	—	9,666	—
Residential mortgage securities	375,321	—	375,321	—
Commercial mortgage securities	14,984	—	14,984	—
Asset-backed securities	4,111	—	4,111	—
CRA Mutual Fund	2,107	2,107	—	—
Derivative assets - interest rate cap	14,410	—	14,410	—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2021
U.S. Government agency securities	$66,334	$—	$66,334	$—
U.S. State and Municipal securities	11,499	—	11,499	—
Residential mortgage securities	466,551	—	466,551	—
Commercial mortgage securities	17,627	—	17,627	—
Asset-backed securities	4,613	—	4,613	—
CRA Mutual Fund	2,273	2,273	—	—
Derivative assets - interest rate cap	3,385	—	3,385	—

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2022 and 2021.

There were no material assets measured at fair value on a non-recurring basis at June 30, 2022 or December 31, 2021.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Carrying amounts and estimated fair values of financial instruments carried at amortized cost were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At June 30, 2022	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$33,143	$33,143	$—	$—	$33,143
Overnight deposits	1,308,738	1,308,738	—	—	1,308,738
Securities held-to-maturity	530,740	—	485,988	—	485,988
Loans, net	4,334,631	—	—	4,369,905	4,369,905
Other investments
FRB Stock	11,421	N/A	N/A	N/A	N/A
FHLB Stock	4,438	N/A	N/A	N/A	N/A
Disability Fund	1,000	—	1,000	—	1,000
Time deposits at banks	498	498	—	—	498
Receivable from prepaid card programs, net	68,214	—	—	68,214	68,214
Accrued interest receivable	18,203	—	860	17,343	18,203

Financial Liabilities:
Non-interest-bearing demand deposits	$3,470,325	$3,470,325	$—	$—	$3,470,325
Money market and savings deposits	2,651,675	2,651,675	—	—	2,651,675
Time deposits	56,400	—	55,361	—	55,361
Trust preferred securities payable	20,620	—	—	19,936	19,936
Subordinated debt, net of issuance cost	—	—	—	—	—
Prepaid debit cardholder balances	23,531	—	—	23,531	23,531
Accrued interest payable	367	4	208	155	367
Secured borrowings	32,044	—	32,044	—	32,044

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2021	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$28,864	$28,864	$—	$—	$28,864
Overnight deposits	2,330,486	2,330,486	—	—	2,330,486
Securities held-to-maturity	382,099	—	380,108	—	380,108
Loans, net	3,697,200	—	—	3,721,619	3,721,619
Other investments
FRB Stock	7,430	N/A	N/A	N/A	N/A
FHLB Stock	3,070	N/A	N/A	N/A	N/A
Disability Fund	1,000	—	1,000	—	1,000
CRA - CD	498	498	—	—	498
Receivable from prepaid card programs, net	39,864	—	—	39,864	39,864
Accrued interest receivable	15,195	—	892	14,303	15,195

Financial Liabilities:
Non-interest-bearing demand deposits	$3,668,673	$3,668,673	$—	$—	$3,668,673
Money market and savings deposits	2,687,913	2,687,913	—	—	2,687,913
Time deposits	78,986	—	79,187	—	79,187
Trust preferred securities payable	20,620	—	—	19,997	19,997
Subordinated debt, net of issuance cost	24,712	—	25,125	—	25,125
Prepaid debit cardholder balances	8,847	—	—	8,847	8,847
Accrued interest payable	746	5	633	108	746
Secured borrowings	32,461	—	32,507	—	32,507

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the amounts reclassified out of accumulated other comprehensive income for the sale and calls of AFS securities (in thousands):

					Affected line item in
	Three months ended		Six months ended		the Consolidated Statements
	June 30,		June 30,		of Operations
	2022	2021	2022	2021
Realized gain on sale of AFS securities	$—	$609	$—	$609	Gain on Sale of Securities
Income tax benefit	—	(195)	—	(195)	Income tax expense
Total reclassifications, net of income tax	$—	$414	$—	$414

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Financial instruments with off-balance-sheet risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. The Company’s exposure to credit loss in the event of non-performance by the counterparty to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The following off-balance-sheet financial instruments, whose contract amounts represent credit risk, are outstanding (in thousands):

	At June 30, 2022		At December 31, 2021
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Unused commitments	$38,124	$350,121	$39,676	$346,115
Standby and commercial letters of credit	55,325	—	49,988	—
	$93,449	$350,121	$89,664	$346,115

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within two years. At June 30, 2022, the Company’s fixed rate loan commitments had interest rates ranging from 3.0% to 6.0% and the Company’s variable rate loan commitments had interest rates ranging from 3.8% to 8.8%, with a maturity of one year or more. At December 31, 2021, the Company’s fixed rate loan commitments had interest rates ranging from 3.0% to 5.6% and the Company’s variable rate loan commitments had interest rates ranging from 2.0% to 8.3%, with a maturity of one year or more. The amount of collateral obtained, if any, by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Company or other financial institutions and securities.

The Company’s stand-by letters of credit amounted to $55.3 million and $50.0 million as of June 30, 2022 and December 31, 2021, respectively. The Company’s stand-by letters of credit are collateralized by interest-bearing accounts of $29.7 million and $29.6 million as of June 30, 2022 and December 31, 2021, respectively. The stand-by letters of credit mature within one year.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Proceedings

There are ongoing investigations by federal and state governmental entities concerning a prepaid debit card product program that was offered by the Company through an independent program manager. These include investigations by the Board of Governors of the Federal Reserve System and the NYSDFS as to which the Company is a subject. During the early stages of the COVID-19 pandemic, third parties used this prepaid debit card product to establish unauthorized accounts and to receive unauthorized government benefits payments, including unemployment insurance benefits payments made pursuant to the CARES Act. The Company ceased accepting new accounts from this program manager in July of 2020 and has exited its relationship with this program manager. The Company is cooperating in these investigations and continues to review this matter. The foregoing could result in enforcement or other actions against the Company including civil money penalties and remedial measures.

NOTE 13 — REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers that are in the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers, are recognized in non-interest income. The following table presents the Company’s revenue from contracts with customers (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Service charges on deposit accounts	$1,474	$1,126	$2,844	$2,098
Global Payments Group revenue	5,242	3,851	10,899	7,210
Other service charges and fees	355	566	861	868
Total	$7,071	$5,543	$14,604	$10,176

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 14 — DERIVATIVES

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

The interest rate cap was designated as a cash flow hedge of certain deposit liabilities of the Company. The hedge was determined to be highly effective during the three and six months ended June 30, 2022 and 2021. The Company expects the hedge to remain highly effective during the remaining term of the contract.

The following tables reflect the derivatives recorded on the balance sheet (in thousands):

	Notional	Fair
	Amount	Value
At June 30, 2022
Derivatives designated as hedges:
Interest rate caps related to customer deposits	$300,000	$14,410
Total included in Other Assets	$300,000	$14,410

At December 31, 2021
Derivatives designated as hedges:
Interest rate caps related to customer deposits	$300,000	$3,385
Total included in Other Assets	$300,000	$3,385

The effect of cash flow hedge accounting on accumulated other comprehensive income is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest rate caps related to customer deposits
Amount of gain (loss) recognized in OCI, net of tax	$1,677	$(382)	$7,764	$1,166
Amount of gain (loss) reclassified from OCI into income	$—	$—	$—	$—
Location of gain (loss) reclassified from OCI into income	N/A	N/A	N/A	N/A

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

The Company’s primary lending products are commercial real estate loans, multi-family loans and commercial and industrial loans. Substantially all loans are secured by specific items of collateral including business and consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flows from operations of commercial enterprises. The Company’s primary deposit products are checking, savings, and term deposit accounts, all of which are insured by the FDIC under the maximum amounts allowed by law. In addition to traditional commercial banking products, the Company offers corporate cash management and retail banking services, and is an established leader in BaaS through its Global Payments Group (“global payments business”). The Global Payments Group provides global payments infrastructure to its fintech partners, which includes serving as an issuing bank for third-party debit card programs nationwide and providing other financial infrastructure, including cash settlement and custodian deposit services. The Company has developed various deposit gathering strategies, which generate the funding necessary to operate without a large branch network. These activities, together with six strategically located banking centers, generate a stable source of deposits and a diverse loan portfolio with attractive risk-adjusted yields.

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

Recent Events

There are ongoing investigations by federal and state governmental entities concerning a prepaid debit card product program that was offered by the Company through an independent program manager. These include investigations by the Board of Governors of the Federal Reserve System and the NYSDFS as to which the Company is a subject. During the early stages of the COVID-19 pandemic, third parties used this prepaid debit card product to establish unauthorized accounts and to receive unauthorized government benefits payments, including unemployment insurance benefits payments made pursuant to the CARES Act. The Company ceased accepting new accounts from this program manager in July of 2020 and has exited its relationship with this program manager. The Company is cooperating in these investigations and continues to review this matter. The foregoing could result in enforcement or other actions against the Company including civil money penalties and remedial measures.

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

Although management evaluates available information to determine the adequacy of the ALLL, the level of allowance is an estimate which is subject to significant judgment and short-term change. Because of uncertainties associated with local and national economic, operating, regulatory and other conditions, the impact of the COVID-19 pandemic, collateral values and future cash flows from the loan portfolio, it is possible that a material change could occur in the ALLL in the near term. The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, the Company may ultimately incur losses that vary from management’s current estimates. Adjustments to the ALLL will be reported in the period in which such adjustments become known and can be reasonably estimated. All loan losses are charged to the ALLL when the loss actually occurs or when the collectability of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. As a result of such examinations, the Company may need to recognize additions to the ALLL based on the regulators’ judgments about information available to them at the time of such examination.

Emerging Growth Company

Pursuant to the JOBS Act, an EGC is provided the option to adopt new or revised accounting standards that may be issued by the FASB or the SEC either (i) within the same periods as those otherwise applicable to non-EGCs or (ii) within the same time periods as private companies. The Company elected to utilize the delayed effective dates of recently issued accounting standards. As permitted by the JOBS Act, so long as it qualifies as an EGC, the Company will also take advantage of certain of the reduced regulatory and reporting requirements that are available to it, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

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

Discussion of Financial Condition

The Company had total assets of $6.9 billion at June 30, 2022, a decrease of $249.3 million, or 3.5%, from December 31, 2021.

Total cash and cash equivalents were $1.3 billion at June 30, 2022, a decrease of $1.0 billion, or 43.1%, from December 31, 2021. The decrease reflected the $643.2 million deployment of cash and cash equivalents into loans and securities, and the $257.2 million decrease of deposits.

Total securities were $998.5 million at June 30, 2022, an increase of $47.5 million, or 5.0%, from December 31, 2021, due primarily to the deployment of excess liquidity.

Loans

Total loans, net of deferred fees and unamortized costs, were $4.4 billion at June 30, 2022, an increase of $643.2 million, or 17.2%, from December 31, 2021. The increase in total loans was due primarily to an increase of $434.0 million in CRE loans (including owner-occupied) and $126.1 million in C&I loans.

As of June 30, 2022, total loans consisted primarily of CRE, C&I and multi-family mortgage loans. The Company’s commercial loan portfolio includes loans to the following industries (dollars in thousands):

	At June 30, 2022
		% of Total
	Balance	Loans(1)
CRE (2)
Skilled Nursing Facilities	$1,152,753	26.35%
Multi-family	418,726	9.57
Retail	296,493	6.78
Mixed use	345,038	7.89
Office	247,768	5.66
Hospitality	198,448	4.54
Construction	185,661	4.24
Other	649,646	14.85
Total CRE	$3,494,533	79.87%

C&I (3)
Healthcare	$106,618	2.44%
Skilled Nursing Facilities	105,609	2.41
Finance & Insurance	230,202	5.26
Wholesale	52,869	1.21
Manufacturing	29,339	0.67
Transportation	—	—
Retail	92,686	2.12
Recreation & Restaurants	2,258	0.05
Other	155,844	3.56
Total C&I	$775,425	17.72%
(1)	Net of deferred fees and costs
(2)	CRE, not including one-to-four family loans and participations
(3)	Net of premiums and overdraft adjustments

Asset Quality

Non-performing loans decreased to $24,000 at June 30, 2022 from $10.3 million at December 31, 2021, primarily due to the payoff of one CRE loan, which was adversely affected by COVID-19. The table below sets forth key asset quality ratios:

	At or for the six months ended
	June 30,	December 31,
	2022	2021
Asset Quality Ratios
Non-performing loans to total loans	—%	0.28%
Allowance for loan losses to total loans	0.93%	0.93%
Non-performing loans to total assets	—%	0.14%
Allowance for loan losses to non-performing loans	N.M. %	337.6%
Allowance for loan losses to non-accrual loans	N.M. %	346.6%
Non-accrual loans to total loans	—%	0.27%
Ratio of net charge-offs (recoveries) to average loans outstanding in aggregate	—%	0.42%

N.M. – not meaningful

Allowance for Loan Losses

The ALLL was $40.5 million at June 30, 2022, as compared to $34.7 million at December 31, 2021. The ratio of ALLL to total loans was 0.93% at June 30, 2022, and December 31, 2021. The increase in the ALLL was primarily due to loan growth.

Deposits

Total deposits were $6.2 billion at June 30, 2022, a decrease of $257.2 million, or 4.0%, from December 31, 2021. The decrease in deposits was primarily driven by the $198.3 million decrease of non-interest bearing demand deposits, which was largely a result of deposit outflows related to client corporate activity, including client-related acquisitions. Non-interest-bearing demand deposits were 56.2% of total deposits at June 30, 2022, compared to 57.0% at December 31, 2021.

The table below summarizes the Company’s deposit composition by segment for the periods indicated (dollars in thousands):

	At June 30, 2022	At December 31, 2021	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$3,470,325	$3,668,673	$(198,348)	(5.4)%
Money market	2,631,664	2,666,983	(35,319)	(1.3)
Savings accounts	20,010	20,930	(920)	(4.4)
Time deposits	56,401	78,986	(22,585)	(28.6)
Total	$6,178,400	$6,435,572	$(257,172)	(4.0)%

As of June 30, 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $2.0 billion. In addition, as of June 30, 2022, the aggregate amount of the Company’s uninsured time deposits was $21.7 million. The following table presents the scheduled maturities of time deposits greater than $250,000 (in thousands):

At June 30, 2022
Three months or less	$8,699
Over three months through six months	2,422
Over six months through one year	3,688
Over one year	6,847
Total	$21,656

Borrowings

During the first quarter of 2022, the Company redeemed $25.0 million of subordinated debt, plus accrued interest. The subordinated notes had a maturity date of March 15, 2027 and an interest rate of 6.25% per annum.

Secured Borrowings

The Company has loan participation agreements with counterparties. The Company is generally the servicer for these loans. If the transfer of the participation interest does not qualify for sale treatment under GAAP, the amount of the loan transferred is recorded as a secured borrowing. There were $32.0 million and $32.5 million in secured borrowings as of June 30, 2022 and December 31, 2021, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive loss, net of tax, was $34.8 million at June 30, 2022, an increase of $27.3 million from December 31 2021. The increase was due to the prevailing interest rate environment which increased the unrealized losses on available-for-sale securities, partially offset by increases in unrealized gains on cash flow hedges.

Results of Operations

Net Income

Net income increased $9.9 million to $23.2 million for the second quarter of 2022, as compared to $13.3 million for the second quarter of 2021. This increase was due primarily to an increase of $18.3 million in net interest income offset by a $4.6 million increase in non-interest expense.

Net income increased $16.8 million to $42.2 million for the six months ended June 30, 2022, as compared to $25.5 million for the six months ended June 30, 2021. This increase was due primarily to an increase of $30.5 million in net interest income and $3.7 million in Global Payments Group revenue, offset by a $8.9 million increase in non-interest expense.

Net Interest Income Analysis

Net interest income is the difference between interest earned on assets and interest incurred on liabilities. The following tables presents an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities. The tables present the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Yields and costs were derived by dividing income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Average balances were derived from daily balances over the periods indicated. Interest income includes fees that management considers to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax-equivalent basis. Non-accrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	Three Months Ended
	Jun. 30, 2022			Jun. 30, 2021
	Average			Average
	Outstanding		Yield /	Outstanding		Yield /
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest-earning assets:
Loans (2)	$4,232,016	$52,185	4.87%	$3,334,762	$39,234	4.65%
Available-for-sale securities	540,100	1,643	1.22	487,147	1,204	0.98
Held-to-maturity securities	489,082	2,056	1.68	2,348	9	1.52
Equity investments	2,334	7	1.25	2,309	7	1.20
Overnight deposits	1,401,027	2,994	0.85	1,612,187	442	0.11
Other interest-earning assets	17,357	273	6.29	11,985	154	5.15
Total interest-earning assets	6,681,916	59,158	3.50	5,450,738	41,050	2.98
Non-interest-earning assets	93,597			90,287
Allowance for loan and lease losses	(38,713)			(36,339)
Total assets	$6,736,800			$5,504,686
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$2,716,676	3,583	0.53	$2,314,791	3,348	0.58
Certificates of deposit	62,247	123	0.80	83,606	217	1.04
Total interest-bearing deposits	2,778,923	3,706	0.53	2,398,397	3,565	0.60
Borrowed funds	20,621	150	2.91	45,296	512	4.47
Total interest-bearing liabilities	2,799,544	3,856	0.55	2,443,693	4,077	0.67
Non-interest-bearing liabilities:
Non-interest-bearing deposits	3,290,328			2,603,198
Other non-interest-bearing liabilities	78,997			100,698
Total liabilities	6,168,869			5,147,589
Stockholders' equity	567,931			357,097
Total liabilities and equity	$6,736,800			$5,504,686
Net interest income		$55,302			$36,973
Net interest rate spread (3)			2.95%			2.31%
Net interest margin (4)			3.27%			2.68%
Total cost of deposits (5)			0.24%			0.29%
Total cost of funds (6)			0.25%			0.32%
(1)	Annualized.
(2)	Amount includes deferred loan fees and non-performing loans.
(3)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(4)	Determined by dividing annualized net interest income by total average interest-earning assets.
(5)	Determined by dividing annualized interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(6)	Determined by dividing annualized interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

	Six Months Ended
	Jun. 30, 2022			Jun. 30, 2021
	Average			Average
	Outstanding		Yield /	Outstanding		Yield /
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest-earning assets:
Loans (2)	$4,067,908	$98,721	4.85%	$3,263,309	$76,074	4.67%
Available-for-sale securities	552,631	3,291	1.19%	409,895	1,956	0.95%
Held-to-maturity securities	468,239	3,794	1.62%	2,485	20	1.60%
Equity investments - non-trading	2,331	13	1.14%	2,306	15	1.29%
Overnight deposits	1,683,626	3,909	0.46%	1,357,851	786	0.12%
Other interest-earning assets	15,354	400	5.21%	11,799	305	5.21%
Total interest-earning assets	6,790,089	110,128	3.24%	5,047,645	79,156	3.14%
Non-interest-earning assets	75,520			77,662
Allowance for loan and lease losses	(37,429)			(36,155)
Total assets	$6,828,180			$5,089,152
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market, savings and other interest-bearing accounts	$2,678,146	$7,046	0.53%	$2,188,333	$6,254	0.58%
Certificates of deposit	69,026	285	0.83%	85,245	482	1.14%
Total interest-bearing deposits	2,747,172	7,331	0.54%	2,273,578	6,736	0.60%
Borrowed funds	30,426	863	5.67%	45,289	1,024	4.50%
Total interest-bearing liabilities	2,777,598	8,194	0.59%	2,318,867	7,760	0.67%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	3,431,987			2,335,924
Other non-interest-bearing liabilities	54,100			82,416
Total liabilities	6,263,685			4,737,207
Stockholders' equity	564,495			351,945
Total liabilities and equity	$6,828,180			$5,089,152
Net interest income		$101,934			$71,396
Net interest rate spread (3)			2.65%			2.47%
Net interest margin (4)			3.00%			2.83%
Total cost of deposits (5)			0.24%			0.29%
Total cost of funds (6)			0.27%			0.34%
(1)	Annualized.
(2)	Amount includes deferred loan fees and non-performing loans.
(3)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(4)	Determined by dividing annualized net interest income by total average interest-earning assets.
(5)	Determined by dividing annualized interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(6)	Determined by dividing annualized interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

Net interest margin for the second quarter of 2022 was 3.27% compared to 2.68% for the second quarter of 2021. The 59 basis point increase was driven largely by the increase in the average balance of loans and securities, the increase in yields on loans and overnight deposits, and the subordinated debt redemption in the first quarter of 2022.

Net interest margin for the six months ended June 30, 2022, was 3.00% compared to 2.83% for the six months ended 2021. The 17 basis point increase was driven largely by the increase in the average balance of loans and securities, the increase in yields on loans and overnight deposits and the subordinated debt redemption in the first quarter of 2022, partially offset by the increase in the average balance of interest bearing deposits.

Total cost of funds for the second quarter of 2022 was 25 basis points compared to 32 basis points for the second quarter of 2021. Total cost of funds for the six months ended June 30, 2022 was 27 basis points compared to 34 basis points for the six months ended June 30, 2021. The 7 basis point decline in both periods was driven by the shift toward non-interest bearing deposits as well as a decrease in the cost of interest-bearing deposits and the subordinated debt redemption in the first quarter of 2022.

Interest Income

Interest income increased $18.1 million to $59.2 million for the second quarter of 2022, as compared to $41.1 million for the second quarter of 2021. This was primarily due to an increase in the average balance of loans and securities and the yields on loans and overnight deposits. The average balance of loans and securities increased $897.3 million and $539.7 million, respectively, for the second quarter of 2022 as compared to the second quarter of 2021. The yields on loans and overnight deposits increased 22 basis points and 74 basis points, respectively for the second quarter of 2022, as compared to the second quarter of 2021 due to the increase in prevailing market interest rates.

Interest income increased $31.0 million to $110.1 million for the six months ended June 30, 2022, as compared to $79.2 million for the six months ended June 30, 2021. This was due primarily to an increase in the average balance of loans and securities and an increase in the yields on loans and overnight deposits. The average balance of loans and securities increased $804.6 million and $608.5 million, respectively, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The yields on loans and overnight deposits increased 18 basis points and 34 basis points, respectively, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021 primarily due to the increase in prevailing market interest rates.

Interest Expense

Interest expense decreased $221,000 to $3.9 million for the second quarter of 2022 compared to $4.1 million for the second quarter 2021 due primarily to the decline in yields on interest bearing deposits and the subordinated debt redemption in the first quarter of 2022, offset by the increase in the average balance of interest-bearing deposits. The yield on interest bearing deposits decreased 7 basis points for the second quarter of 2022, as compared to the second quarter of 2021. The average balance of interest-bearing deposits increased $380.5 million for the second quarter of 2022, as compared to the second quarter of 2021.

Interest expense increased $434,000 to $8.2 million for the six months ended June 30, 2022 compared to $7.8 million for the six months ended June 30, 2021. This was due primarily to the $473.6 million increase in the average balance of interest bearing deposits for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, partially offset by the 6 basis point decrease in the cost of interest bearing deposits. Interest expense for the first quarter of 2022 also included $274,000 of unamortized debt issue costs related to the subordinated debt redemption.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2022 was $2.4 million, an increase of $525,000 as compared to the second quarter of 2021. The provision for loan losses for the six months ended June 30, 2022 was $5.8 million, an increase of $3.0 million as compared to the six months ended June 30, 2021. The increases in both periods reflected loan growth.

Non-Interest Income

Non-interest income was $7.0 million for the second quarter of 2022, an increase of $842,000 as compared to the second quarter of 2021. Non-interest income was $14.4 million for the six months ended June 30, 2022, an increase of $3.7 million as compared to the six months ended June 30, 2021. The increases in both periods were driven primarily by the increase in Global Payments Group client transaction volumes, offset by the $609,000 decrease in the gain on the sale of securities.

Non-Interest Expense

Non-interest expense was $26.3 million for the second quarter of 2022, an increase of $4.6 million as compared to the second quarter of 2021 due primarily to an increase in full-time employees, charitable contributions and qualified CRA grants, and general expense growth in line with revenue growth and volume expansion in the global payments business.

Non-interest expense was $50.9 million for the six months ended June 30, 2022, an increase of $8.9 million as compared to the six months ended June 30, 2021, due primarily to an increase in full-time employees, charitable contributions, and general expense growth in line with revenue growth and volume expansion in the global payments business.

Income Tax Expense

The estimated effective tax rate for the second quarter of 2022 was 31.0% as compared to 31.8% for the second quarter of 2021. The estimated effective tax rate for the six months ended June 30, 2022 was 29.3%, a decrease of 2.5% as compared to the six months ended June 30, 2021 due primarily to higher discrete tax items during the first quarter of 2022. The discrete items for the first quarter of 2022 related to the change in the geographical mix regarding state apportionment and a higher favorable deduction for the vesting of restricted stock awards in the first quarter of 2022 compared to the prior year period.

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

At June 30, 2022, the Company had $388.2 million in unused commitments and $55.3 million in standby and commercial letters of credit. At December 31, 2021, the Company had $385.8 million in unused commitments and $50.0 million in standby and commercial letters of credit.

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

The Company regularly reviews the need to adjust its investments in liquid assets based upon its assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of its asset/liability management program. Excess liquidity is generally invested in interest-earning deposits and short- and intermediate-term securities.

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At June 30, 2022 and December 31, 2021, cash and cash equivalents totaled $1.3 billion and $2.4 billion, respectively. Securities classified as AFS and equity investments, which provide additional sources of liquidity, totaled $467.8 million at June 30, 2022 and $568.9 million at December 31, 2021. There were no securities pledged as collateral at June 30, 2022 or December 31, 2021.

The Company has no material commitments or demands that are likely to affect its liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, the Company could access its borrowing capacity with the FHLB or FRBNY or obtain additional funds through brokered certificates of deposit.

At June 30, 2022, the Company had available borrowing capacity of $477.4 million from the FHLB and $97.8 million at the FRBNY discount window. At December 31, 2021, the Company had available borrowing capacity of $532.1 million from the FHLB and $137.0 million at the FRBNY discount window. The Company had no borrowings outstanding from the FHLB or FRBNY at June 30, 2022 or December 31, 2021.

The Company’s primary investing activities are the origination of loans, and to a lesser extent, the purchase of loans and securities. For the second quarter of 2022, the Company’s loan production was $512.8 million, as compared to $265.4 million for the second quarter of 2021. For the six months ended June 30, 2022, the Company’s loan production was $1.0 billion, as compared to $501.1 million for the six months ended June 30, 2021.

Financing activities consisted primarily of activity in deposit accounts. Total deposits decreased to $6.2 billion at June 30, 2022, or 4.0%, from $6.4 billion at December 31, 2021. The decrease in deposits was primarily driven by the $198.3 million decrease of non-interest bearing demand deposits, which was largely a result of deposit outflows related to client corporate activity, including client-related acquisitions. At June 30, 2022, interest-bearing deposits were comprised of $2.6 billion of money market accounts and $56.4 million of time deposits. Time deposits due within one year of June 30, 2022 totaled $36.4 million, or 0.6% of total deposits. At December 31, 2021, interest-bearing deposits were comprised of $2.7 billion of money market accounts and $79.0 million of time deposits. Time deposits due within one year of December 31, 2021 totaled $53.7 million, or 0.8% of total deposits. Non-interest-bearing deposits were 56.2% of total deposits at June 30, 2022, as compared to 57.0% at December 31, 2021.

Regulation

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At June 30, 2022 and December 31, 2021, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and the Bank review capital levels on a monthly basis. Below is a table of the Company and Bank’s capital ratios for the periods indicated:

				Minimum Ratio
			Minimum	Required
	At	At	Ratio to be	for Capital
	June 30,	December 31,	“Well	Adequacy
	2022	2021	Capitalized”	Purposes
The Company
Tier 1 leverage ratio	9.2%	8.5%	N/A	4.00%
Common equity tier 1	13.0%	14.1%	N/A	4.50%
Tier 1 risk-based capital ratio	13.4%	14.6%	N/A	6.00%
Total risk-based capital ratio	14.3%	16.1%	N/A	8.00%

The Bank
Tier 1 leverage ratio	9.1%	8.4%	5.00%	4.00%
Common equity tier 1	13.2%	14.4%	6.50%	4.50%
Tier 1 risk-based capital ratio	13.2%	14.4%	8.00%	6.00%
Total risk-based capital ratio	14.1%	15.2%	10.00%	8.00%

At June 30, 2022 and December 31, 2021 total non-owner-occupied commercial real estate loans were 337.4% and 343.4% of risk-based capital, respectively.

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

The following table shows the estimated impact on net interest income for the one-year period beginning June 30, 2022 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

Although the net interest income table below provides an indication of the Company’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results. The following table indicates the sensitivity of projected annualized net interest income to the interest rate movements described above (dollars in thousands):

At June 30, 2022
Change in	Net	Year 1
Interest	Interest	Change
Rates	Income Year 1	from
(basis points)	Forecast	Level
+400	$297,291	28.17%
+300	280,211	20.81
+200	263,119	13.44
+100	246,229	6.16
—	231,945	—
-100	208,449	(10.13)
-200	192,989	(16.80)

The table above indicates that at June 30, 2022, in the event of an instantaneous and sustained parallel upward shift of 200 basis points in interest rates, the Company would experience a 13.44% increase in net interest income. In the event of an instantaneous and sustained parallel downward shift of 200 basis points in interest rates, it would experience a 16.8% decrease in net interest income.

Economic Value of Equity Analysis

The Company also analyzes the sensitivity of its financial condition to changes in interest rates through an EVE model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates. The table below represents an analysis of interest rate risk as measured by the estimated changes in EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +300 and +400 basis points and -100 and -200 basis points) at June 30, 2022 (dollars in thousands):

		Estimated		EVE
		Increase (Decrease) in		as a Percentage of Fair
		EVE		Value of Assets (3)
Change in					Increase
Interest Rates	Estimated			EVE	(Decrease)
(basis points) (1)	EVE (2)	Dollars	Percent	Ratio (4)	(basis points)
+400	$1,141,806	$(23,599)	(2.02)%	17.80	85.71
+300	1,155,026	(10,379)	(0.89)	17.70	75.80
+200	1,165,893	488	0.04	17.55	61.19
+100	1,172,786	7,381	0.63	17.34	39.99
—	1,165,405	—	—	16.94	—
-100	1,044,022	(121,383)	(10.42)	14.93	(201.07)
-200	862,344	(303,061)	(26.00)	12.15	(479.11)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from the Company’s liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

The table above indicates that at June 30, 2022, in the event of an immediate upward shift of 200 basis point in interest rates, it would experience a 0.04% increase in its EVE. In the event of an immediate downward shift of 200 basis points in interest rates, the Company would experience a 26.00% decrease in its EVE.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and the Chief Financial Officer, who is the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022 pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various pending and threatened legal actions relating to the conduct of its normal business activities. In the opinion of management, as of June 30, 2022, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to the Company’s financial condition, results of operations, and liquidity.

ITEM 1A. RISK FACTORS

There are risks, many beyond our control, which could cause our results to differ significantly from management’s expectations. For a description of these risks, please see the risk factor included below and see the risk factors previously described in Part I, “Item 1A. Risk Factors” in our 2021 Form 10-K. Any of the risks described in our 2021 Form 10-K or in this Quarterly Report on Form 10-Q could, by itself or together with one or more other factors, materially and adversely affect our business, results of operations or financial condition. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, results of operations or financial condition.

A portion of our business provides banking services to digital currency businesses and their customers, and changes in the digital currency industry or the digital currency businesses we provide services to may adversely affect our growth and profitability or damage our reputation.

The Company provides cash management solutions to digital currency businesses and their customers. As a portion of our business provides banking services to digital currency businesses and their customers, changes in the regulatory environment, the overall acceptance of digital currencies and the price levels of digital currencies in general, could, individually or in the aggregate, have a material adverse effect on our profitability, financial condition and growth of our business, or damage our reputation. Digital currency businesses filing for bankruptcy or if we become subject to any regulatory actions related to the provision of our banking services to digital currency businesses and their customers may also adversely affect our growth and profitability or damage our reputation.

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

10.1

Metropolitan Bank Holding Corp. 2022 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the 2022 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 20, 2022 (File No. 001-38282)).

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

101	INS XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation Linkbase

101	DEF XBRL Taxonomy Extension Definition Linkbase

101	LAB XBRL Taxonomy Extension Label Linkbase

101	PRE XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Metropolitan Bank Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: August 9, 2022	By:	/s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: August 9, 2022	By:	/s/ Gregory A. Sigrist

Gregory A. Sigrist

Executive Vice President and Chief Financial Officer