Form 10-Q
period 2022-09-30
Metropolitan Bank Holding Corp.
filed 2022-10-31
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

YES ☐     NO ☒

There were 10,931,697 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of October 27, 2022.

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

NOTE ABOUT FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2022, and in the Company’s Quarterly Report filed with the SEC on August 9, 2022, and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. In addition, these factors include but are not limited to:

●	the continuing impact of the COVID-19 pandemic on our business and results of operation;
●	an unexpected deterioration in our loan or securities portfolios;
●	unexpected increases in our expenses;
●	different than anticipated growth and our ability to manage our growth;
●	increases in competitive pressures among financial institutions or from non-financial institutions, which may result in unanticipated changes in our loan or deposit rates;
●	changes in the interest rate environment, which may reduce interest margins or affect the value of the Company’s investments;
●	the impact of interest rate reform that applies to transactions that reference LIBOR;
●	changes in deposit flows or loan demand, which may adversely affect the Company’s business;
●	changes in accounting principles, policies or guidelines may cause the Company’s financial condition or results of operation to be reported or perceived differently;
●	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which the Company does business, or conditions in the securities markets or the banking industry may be less favorable than currently anticipated;
●	unanticipated adverse changes in our customers’ economic conditions;
●	inflation, which may lead to higher operating costs;
●	declines in real estate values in the Company’s market area, which may adversely affect its loan production;
●	legislative, tax or regulatory changes or actions, which may adversely affect the Company’s business;
●	an unexpected adverse financial, regulatory or bankruptcy event experienced by our fintech partners;
●	technological changes may be more difficult or expensive than anticipated;
●	system failures or cyber-security breaches of our information technology infrastructure or those of the Company’s third-party service providers or those of our fintech partners for which we provide global payments infrastructure;

●	the failure to maintain current technologies and to successfully implement future information technology enhancements;
●	the effects of any developments, changes or actions relating to any litigation or regulatory proceedings brought against us or any of our subsidiaries;
●	the costs, including possibly incurring fines, penalties, or other negative effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions, or other legal actions to which we or any of our subsidiaries are a party, and which may adversely affect our results;
●	an unanticipated loss of key personnel or existing customers;
●	unanticipated increases in FDIC costs;
●	the current or anticipated impact of military conflict, terrorism or other geopolitical events;
●	the ability to attract or retain key employees;
●	successful implementation or consummation of new business initiatives, which may be more difficult or expensive than anticipated;
●	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies, non-performing assets and charge-offs and changes in the estimates of the adequacy of the ALLL;
●	difficulties associated with achieving or predicting expected future financial results; and
●	the potential impact on the Company’s operations and customers resulting from natural or man-made disasters, wars, acts of terrorism, cyber-attacks and pandemics.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$28,929	$28,864
Overnight deposits	679,849	2,330,486
Total cash and cash equivalents	708,778	2,359,350
Investment securities available for sale, at fair value	423,265	566,624
Investment securities held to maturity (estimated fair value of $448.9 million and $380.1 million at September 30, 2022 and December 31, 2021, respectively)	521,376	382,099
Equity investment securities, at fair value	2,027	2,273
Total securities	946,668	950,996
Other investments	17,484	11,998
Loans, net of deferred fees and costs	4,617,304	3,731,929
Allowance for loan losses	(42,541)	(34,729)
Net loans	4,574,763	3,697,200
Receivable from global payments business, net	75,457	39,864
Accrued interest receivable	20,370	15,195
Premises and equipment, net	31,503	15,116
Prepaid expenses and other assets	37,305	16,906
Goodwill	9,733	9,733
Total assets	$6,422,061	$7,116,358
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand deposits	$3,058,014	$3,668,673
Interest-bearing deposits	2,673,509	2,766,899
Total deposits	5,731,523	6,435,572
Trust preferred securities	20,620	20,620
Subordinated debt, net of issuance cost	—	24,712
Secured borrowing	26,912	32,461
Accounts payable, accrued expenses and other liabilities	50,969	36,411
Accrued interest payable	405	746
Prepaid third-party debit cardholder balances	9,395	8,847
Total liabilities	5,839,824	6,559,369

Common stock, $0.01 par value, 25,000,000 shares authorized, 10,931,697 and 10,920,569 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	109	109
Additional paid in capital	387,406	382,999
Retained earnings	248,550	181,385
Accumulated other comprehensive income (loss), net of tax	(53,828)	(7,504)
Total stockholders’ equity	582,237	556,989
Total liabilities and stockholders’ equity	$6,422,061	$7,116,358

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest and dividend income
Loans, including fees	$60,570	$42,730	$159,291	$118,803
Securities
Taxable	4,075	1,418	11,071	3,322
Tax-exempt	51	51	153	138
Overnight deposits	5,114	666	9,023	1,453
Other interest and dividends	247	153	647	457
Total interest income	70,057	45,018	180,185	124,173
Interest expense
Deposits	6,505	3,716	13,836	10,452
Trust preferred securities	227	105	485	320
Subordinated debt	—	405	605	1,214
Total interest expense	6,732	4,226	14,926	11,986

Net interest income	63,325	40,792	165,259	112,187
Provision for loan losses	2,007	490	7,807	3,315
Net interest income after provision for loan losses	61,318	40,302	157,452	108,872

Non-interest income
Service charges on deposit accounts	1,445	1,344	4,289	3,442
Global Payments Group revenue	4,099	3,942	14,998	11,152
Other service charges and fees	364	614	1,225	1,484
Unrealized gain (loss) on equity securities	(90)	(9)	(269)	(45)
Gain on sale of securities	—	—	—	609
Total non-interest income	5,818	5,891	20,243	16,642

Non-interest expense
Compensation and benefits	14,568	11,269	41,404	33,907
Bank premises and equipment	2,228	2,038	6,608	6,063
Professional fees	6,086	1,877	9,252	5,183
Technology costs	984	1,090	3,527	3,464
Licensing fees	2,823	2,201	7,803	6,342
Other expenses	4,501	3,509	13,484	9,036
Total non-interest expense	31,190	21,984	82,078	63,995

Net income before income tax expense	35,946	24,209	95,617	61,519
Income tax expense	10,991	7,994	28,452	19,851
Net income	$24,955	$16,215	$67,165	$41,668

Earnings per common share
Basic earnings	$2.28	$1.82	$6.13	$4.89
Diluted earnings	$2.23	$1.77	$5.98	$4.76

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income	$24,955	$16,215	$67,165	$41,668

Other comprehensive income:
Securities available for sale:
Unrealized gain (loss) arising during the period	(27,240)	(1,321)	(77,668)	(6,587)
Reclassification adjustment for gains included in net income	—	—	—	(609)
Tax effect	8,369	415	23,770	2,279
Net of tax	(18,871)	(906)	(53,898)	(4,917)

Cash flow hedges:
Unrealized gain (loss) arising during the period	508	(143)	11,704	1,572
Reclassification adjustment for gains included in net income	(782)	—	(782)	—
Tax effect	84	46	(3,348)	(503)
Net of tax	(190)	(97)	7,574	1,069

Total other comprehensive income (loss)	(19,061)	(1,003)	(46,324)	(3,848)

Comprehensive Income (Loss)	$5,894	$15,212	$20,841	$37,820

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share data)

	Preferred Stock,		Common		Additional	Retained	AOCI (Loss),
	Class B		Stock		Paid-in Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Three Months Ended
Balance at July 1, 2022	—	$—	10,931,697	$109	$385,369	$223,595	$(34,767)	$574,306
Restricted stock issued, net of forfeiture	—	—	—	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	—	—	2,037	—	—	2,037
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	24,955	—	24,955
Other comprehensive income (loss)	—	—	—	—	—	—	(19,061)	(19,061)
Balance at September 30, 2022	—	$—	10,931,697	$109	$387,406	$248,550	$(53,828)	$582,237

Balance at July 1, 2021	272,636	$3	8,344,192	$83	$219,098	$146,283	$(1,872)	$363,595
Issuance of common stock	—	—	2,300,000	23	162,664	—	—	162,687
Restricted stock issued, net of forfeiture	—	—	—	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	—	—	1,160	—	—	1,160
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	16,215	—	16,215
Other comprehensive income (loss)	—	—	—	—	—	—	(1,003)	(1,003)
Balance at September 30, 2021	272,636	$3	10,644,192	$106	$382,922	$162,498	$(2,875)	$542,654

Nine Months Ended
Balance at January 1, 2022	—	$—	10,920,569	$109	$382,999	$181,385	$(7,504)	$556,989
Restricted stock issued, net of forfeiture	—	—	23,487	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	—	—	5,598	—	—	5,598
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	—	—	(12,359)	—	(1,191)	—	—	(1,191)
Net income	—	—	—	—	—	67,165	—	67,165
Other comprehensive income (loss)	—	—	—	—	—	—	(46,324)	(46,324)
Balance at September 30, 2022	—	$—	10,931,697	$109	$387,406	$248,550	$(53,828)	$582,237

Balance at January 1, 2021	272,636	$3	8,295,272	$82	$218,899	$120,830	$973	$340,787
Issuance of common stock	—	—	2,300,000	23	162,664	—	—	162,687
Restricted stock issued, net of forfeiture	—	—	93,090	1	—	—	—	1
Employee and non-employee stock-based compensation	—	—	—	—	3,605	—	—	3,605
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	—	—	(44,170)	—	(2,246)	—	—	(2,246)
Net income	—	—	—	—	—	41,668	—	41,668
Other comprehensive income (loss)	—	—	—	—	—	—	(3,848)	(3,848)
Balance at September 30, 2021	272,636	$3	10,644,192	$106	$382,922	$162,498	$(2,875)	$542,654

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$67,165	$41,668
Adjustments to reconcile net income to net cash:
Net depreciation amortization and accretion	4,887	3,327
Provision for loan losses	7,807	3,315
Stock-based compensation	5,598	3,605
Net change in deferred loan fees	3,925	1,855
Deferred income tax (benefit) expense	—	1,029
(Gain) loss on sale of securities	—	(609)
Dividends earned on CRA fund	(23)	(21)
Unrealized (gain) loss on equity securities	269	45
Net change in:
Accrued interest receivable	(5,175)	(255)
Accounts payable, accrued expenses and other liabilities	14,558	(23,516)
Third-party debit cardholder balances	548	5,747
Accrued interest payable	(341)	(264)
Receivable from global payments, net	(35,593)	(20,542)
Prepaid expenses and other assets	10,773	6,408
Net cash provided by (used in) operating activities	74,398	21,792

Cash flows from investing activities
Loan originations, purchases and payments, net	(889,295)	(468,691)
Redemptions of other investments	2	5
Purchases of other investments	(5,488)	(405)
Purchase of securities available-for-sale	—	(475,777)
Purchase of securities held-for-investment	(173,625)	—
Proceeds from sales and calls of securities available-for-sale	—	43,241
Proceeds from paydowns of securities available-for-sale	64,812	87,151
Proceeds from paydowns of securities held-to-maturity	33,855	725
Purchase of premises and equipment, net	(19,730)	(1,842)
Net cash provided by (used in) investing activities	(989,469)	(815,593)

Cash flows from financing activities
Proceeds from issuance of common stock, net	—	162,664
Proceeds from FHLB advances	50	100
Repayments of FHLB advances	(50)	(100)
Redemption of common stock for tax withholdings for restricted stock vesting	(1,191)	(2,246)
Redemption of subordinated debt	(24,712)	—
Proceeds from (repayments of) secured borrowings, net	(5,549)	(1,405)
Net increase (decrease) in deposits	(704,049)	1,627,963
Net cash provided by (used in) financing activities	(735,501)	1,786,976

Increase (decrease) in cash and cash equivalents	(1,650,572)	993,175
Cash and cash equivalents at the beginning of the period	2,359,350	864,305
Cash and cash equivalents at the end of the period	$708,778	$1,857,480

Supplemental information
Cash paid for:
Interest	$15,267	$12,250
Income Taxes	$28,638	$15,015

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

The Company’s primary lending products are CRE loans (including multi-family loans) and C&I loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flows from operations of businesses.

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

The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or for any other period.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires companies that lease assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. Under ASU 2016-02, the Company will recognize a right-of-use asset and a lease obligation liability on the consolidated statement of financial condition, which will increase the Company’s assets and liabilities. The Company is required to implement ASU 2016-02 by December 31, 2022. Implementation activities to date include accumulating the population of leases, reviewing lease contracts, and evaluating internal controls over financial reporting and incremental disclosure requirements. The Company will adopt this guidance effective as of January 1, 2022, without adjusting prior period comparative financial statements. Based on its implementation activities to date, upon adoption the Company expects to record a right-of-use asset and a corresponding liability of less than 1% of total assets and liabilities, respectively, on its consolidated statements of financial condition. The Company does not expect material changes to its expense recognition on its consolidated statements of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), which requires that the measurement of all expected credit losses for financial assets held at amortized cost be based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 requires that financial institutions and other organizations will use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration. In October 2019, the FASB approved a delay for the implementation of ASU 2016-13. Accordingly, the Company is required to implement ASU 2016-13 by January 1, 2023. Management has established a committee to evaluate the impact of ASU 2016-13 on the Company’s financial statements. Implementation activities to date include selecting a third-party CECL accounting application, selecting loss estimation methodologies, identifying, sourcing and storing data, evaluating qualitative factors and assessing the impact to internal controls over financial reporting and incremental disclosure requirements. The Company is in the testing phase of the third-party software by validating model results and assessing data inputs and potential model assumptions. The Company expects to recognize a one-time cumulative adjustment to the allowance for loan losses as of the beginning of the reporting period in which ASU 2016-13 takes effect.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 — INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of debt securities AFS and HTM and equity investments and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At September 30, 2022	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,995	$—	$(9,163)	$58,832
U.S. State and Municipal securities	11,687	—	(2,696)	8,991
Residential MBS	412,754	—	(75,513)	337,241
Commercial MBS	16,310	—	(2,101)	14,209
Asset-backed securities	4,171	—	(179)	3,992
Total securities available-for-sale	$512,917	$—	$(89,652)	$423,265

Held-to-Maturity Securities:
U.S. Treasury securities	$29,842	$—	$(2,419)	$27,423
U.S. State and Municipal securities	15,875	—	(3,308)	12,567
Residential MBS	467,543	—	(65,465)	402,078
Commercial MBS	8,116	—	(1,316)	6,800
Total securities held-to-maturity	$521,376	$—	$(72,508)	$448,868

Equity Investments:
CRA Mutual Fund	$2,348	$—	$(321)	$2,027
Total equity investment securities	$2,348	$—	$(321)	$2,027

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2021	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,994	$—	$(1,660)	$66,334
U.S. State and Municipal securities	11,799	—	(300)	11,499
Residential MBS	476,393	623	(10,465)	466,551
Commercial MBS	17,787	219	(379)	17,627
Asset-backed securities	4,635	—	(22)	4,613
Total securities available-for-sale	$578,608	$842	$(12,826)	$566,624

Held-to-Maturity Securities:
U.S. Treasury securities	$29,811	$6	$(43)	$29,774
U.S. State and Municipal securities	16,055	299	—	16,354
Residential MBS	328,095	105	(2,259)	325,941
Commercial MBS	8,138	—	(99)	8,039
Total securities held-to-maturity	$382,099	$410	$(2,401)	$380,108

Equity Investments:
CRA Mutual Fund	$2,326	$—	$(53)	$2,273
Total equity investment securities	$2,326	$—	$(53)	$2,273

The following table summarizes the proceeds from sales and calls of AFS securities and the associated gains (losses) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Proceeds	$—	$—	$—	$43,241
Gross gains	$—	$—	$—	$(609)
Tax impact	$—	$—	$—	$195

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

	Held-to-Maturity		Available-for-Sale
At September 30, 2022	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$—	$—
After 1 year through 5 years	29,842	27,423	54,915	48,694
After 5 years through 10 years	9,586	8,151	26,690	23,223
After 10 years	481,948	413,294	431,312	351,348
Total Securities	$521,376	$448,868	$512,917	$423,265

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Held-to-Maturity		Available-for-Sale
At December 31, 2021	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$—	$—
After 1 year through 5 years	29,811	29,774	48,515	47,370
After 5 years through 10 years	9,973	9,912	36,242	36,024
After 10 years	342,315	340,422	493,851	483,230
Total Securities	$382,099	$380,108	$578,608	$566,624

There were no securities pledged as collateral at September 30, 2022 or December 31, 2021.

At September 30, 2022 and December 31, 2021, all of the residential MBS and commercial MBS held by the Company were issued by U.S. Government-sponsored entities and agencies.

Debt securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At September 30, 2022	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$58,832	$(9,163)	$58,832	$(9,163)
U.S. State and Municipal securities	2,421	(665)	6,570	(2,031)	8,991	(2,696)
Residential MBS	128,285	(26,149)	208,956	(49,364)	337,241	(75,513)
Commercial MBS	2,497	(154)	11,712	(1,947)	14,209	(2,101)
Asset-backed securities	—	—	3,992	(179)	3,992	(179)
Total securities available-for-sale	$133,203	$(26,968)	$290,062	$(62,684)	$423,265	$(89,652)

Held-to-Maturity Securities:
U.S. Treasury securities	$27,423	$(2,419)	$—	$—	$27,423	$(2,419)
U.S. State and Municipal securities	12,567	(3,308)	—	—	12,567	(3,308)
Residential MBS	402,078	(65,465)	—	—	402,078	(65,465)
Commercial MBS	6,800	(1,316)	—	—	6,800	(1,316)
Asset-backed securities	—	—	—	—	—	—
Total securities held-to-maturity	$448,868	$(72,508)	$—	$—	$448,868	$(72,508)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2021	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$29,267	$(730)	$37,067	$(930)	$66,334	$(1,660)
U.S. State and Municipal securities	8,372	(300)	—	—	8,372	(300)
Residential MBS	423,686	(9,727)	12,931	(738)	436,617	(10,465)
Commercial MBS	11,202	(296)	3,511	(83)	14,713	(379)
Asset-backed securities	4,613	(22)	—	—	4,613	(22)
Total securities available-for-sale	$477,140	$(11,075)	$53,509	$(1,751)	$530,649	$(12,826)

Held-to-Maturity Securities:
U.S. Treasury securities	$9,697	$(43)	$—	$—	$9,697	$(43)
Residential MBS	301,896	(2,259)	—	—	301,896	(2,259)
Commercial MBS	8,039	(99)	—	—	8,039	(99)
Total securities held-to-maturity	$319,632	$(2,401)	$—	$—	$319,632	$(2,401)

The unrealized losses on securities are primarily due to the changes in market interest rates subsequent to purchase. The Company did not consider these securities to have OTTI at September 30, 2022 or December 31, 2021 since the decline in market value was attributable to changes in interest rates and not to changes in credit quality. In addition, the Company does not intend to sell and does not believe that it is more likely than not that it will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no impairment loss was recognized during the nine months ended September 30, 2022 or for the year ended December 31, 2021.

At September 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

NOTE 5 — LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans, net of deferred costs and fees, consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Real estate
Commercial	$3,061,089	$2,488,382
Construction	183,379	151,791
Multi-family	438,766	355,290
One-to-four family	50,272	57,163
Total real estate loans	3,733,506	3,052,626
Commercial and industrial	869,215	654,535
Consumer	26,106	32,366
Total loans	4,628,827	3,739,527
Deferred fees, net of origination costs	(11,523)	(7,598)
Loans, net of deferred fees and costs	4,617,304	3,731,929
Allowance for loan losses	(42,541)	(34,729)
Net loans	$4,574,763	$3,697,200

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Included in C&I loans at September 30, 2022 and December 31, 2021 were $111,000 and $561,000, respectively, of PPP loans. Also included in C&I loans at September 30, 2022 and December 31, 2021 were $0.0 million and $4.1 million, respectively, of loans held for sale, measured at the lower of cost or fair value.

The following tables present the activity in the ALLL by segment. The portfolio segments represent the categories that the Company uses to determine its ALLL (in thousands):

	Commercial	Commercial		Multi	One-to-four
Three months ended September 30, 2022	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$25,945	$9,144	$2,587	$2,539	$102	$217	$40,534
Provision/(credit) for loan losses	1,019	954	(55)	103	(3)	(11)	2,007
Loans charged-off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$26,964	$10,098	$2,532	$2,642	$99	$206	$42,541

	Commercial	Commercial		Multi	One-to-four
Three months ended September 30, 2021	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$20,299	$10,545	$1,972	$2,618	$169	$1,774	$37,377
Provision/(credit) for loan losses	1,169	(440)	129	(331)	(13)	(24)	490
Loans charged-off	—	—	—	—	—	(54)	(54)
Recoveries	—	308	—	—	—	—	308
Total ending allowance balance	$21,468	$10,413	$2,101	$2,287	$156	$1,696	$38,121

	Commercial	Commercial			One-to-four
Nine months ended September 30, 2022	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$22,216	$7,708	$2,105	$2,156	$140	$404	$34,729
Provision (credit) for loan losses	4,748	2,390	427	486	(41)	(203)	7,807
Loans charged-off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	5	5
Total ending allowance balance	$26,964	$10,098	$2,532	$2,642	$99	$206	$42,541

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Commercial	Commercial			One-to-four
Nine months ended September 30, 2021	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$17,243	$12,123	$1,593	$2,661	$206	$1,581	$35,407
Provision (credit) for loan losses	4,225	(1,163)	508	(374)	(50)	169	3,315
Loans charged-off	—	(855)	—	—	—	(54)	(909)
Recoveries	—	308	—	—	—	—	308
Total ending allowance balance	$21,468	$10,413	$2,101	$2,287	$156	$1,696	$38,121

There were no charge-offs and recoveries for the three months ended September 30, 2022. Net recoveries for the three months ended September 30, 2021 were $254,000. Net recoveries for the nine months ended September 30, 2022 were $5,000. Net charge-offs for the nine months ended September 30, 2021 were $601,000.

The following tables present the balance in the ALLL and the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	Commercial	Commercial			One-to-four
At September 30, 2022	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$24	$24
Collectively evaluated for impairment	26,964	10,098	2,532	2,642	99	182	42,517
Total ending allowance balance	$26,964	$10,098	$2,532	$2,642	$99	$206	$42,541
Loans:
Individually evaluated for impairment	$28,422	$—	$—	$—	$911	$24	$29,357
Collectively evaluated for impairment	3,032,667	869,215	183,379	438,766	49,361	26,082	4,599,470
Total ending loan balance	$3,061,089	$869,215	$183,379	$438,766	$50,272	$26,106	$4,628,827

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Commercial	Commercial			One-to-four
At December 31, 2021	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$26	$170	$196
Collectively evaluated for impairment	22,216	7,708	2,105	2,156	114	234	34,533
Total ending allowance balance	$22,216	$7,708	$2,105	$2,156	$140	$404	$34,729
Loans:
Individually evaluated for impairment	$38,518	$—	$—	$—	$946	$302	$39,766
Collectively evaluated for impairment	2,449,864	654,535	151,791	355,290	56,217	32,064	3,699,761
Total ending loan balance	$2,488,382	$654,535	$151,791	$355,290	$57,163	$32,366	$3,739,527

The following tables present loans individually evaluated for impairment recognized (in thousands):

			Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
At September 30, 2022	Balance	Investment	Allocated
With an allowance recorded:
Consumer	$24	$24	$24
Total	$24	$24	$24

Without an allowance recorded:
One-to-four family	$1,187	$911	$—
CRE	28,422	28,422	—
Total	$29,609	$29,333	$—

			Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
At December 31, 2021	Balance	Investment	Allocated
With an allowance recorded:
One-to-four family	$577	$447	$26
Consumer	302	302	170
Total	$879	$749	$196

Without an allowance recorded:
One-to-four family	$646	$499	$—
CRE	38,518	38,518	—
Total	$39,164	$39,017	$—

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Average	Interest
	Recorded	Income
Three months ended September 30, 2022	Investment	Recognized
With an allowance recorded:
Consumer	$24	$—
Total	$24	$—

Without an allowance recorded:
One-to-four family	$916	$9
CRE	28,486	273
Total	$29,402	$282

Three months ended September 30, 2021
With an allowance recorded:
One-to-four family	$458	$4
Consumer	2,103	26
C&I	3,145	—
Total	$5,706	$30

Without an allowance recorded:
One-to-four family	$506	$7
CRE	10,335	2
C&I	96	—
Total	$10,937	$9

	Average	Interest
	Recorded	Income
Nine months ended September 30, 2022	Investment	Recognized
With an allowance recorded:
One-to-four family	$—	$—
Consumer	$93	$—
Total	$93	$—

Without an allowance recorded:
One-to-four family	$816	$26
CRE	30,992	769
Total	$31,808	$795

Nine months ended September 30, 2021
With an allowance recorded:
One-to-four family	$466	$16
Consumer	2,132	84
C&I	3,407	—
Total	$6,005	$100

Without an allowance recorded:
One-to-four family	$511	$20
CRE	10,339	207
C&I	96	—
Total	$10,946	$227

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the recorded investment in non-accrual loans and loans past due over 90 days and still accruing, by class of loans (in thousands):

		Loans Past Due
		Over 90 Days
At September 30, 2022	Nonaccrual	Still Accruing
Consumer	$24	$—
Total	$24	$—

		Loans Past Due
		Over 90 Days
At December 31, 2021	Nonaccrual	Still Accruing
Commercial real estate	$9,984	$—
Consumer	37	265
Total	$10,021	$265

Interest income that would have been recorded for the three and nine months ended September 30, 2022 and 2021 had non-accrual loans been current according to their original terms was immaterial.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

			90
	30-59	60-89	Days and	Total past	Current
At September 30, 2022	Days	Days	greater	due	loans	Total
Commercial real estate	$—	$—	$—	$—	$3,061,089	$3,061,089
Commercial & industrial	160	—	—	160	869,055	869,215
Construction	—	—	—	—	183,379	183,379
Multi-family	—	—	—	—	438,766	438,766
One-to-four family	—	—	—	—	50,272	50,272
Consumer	27	5	24	56	26,050	26,106
Total	$187	$5	$24	$216	$4,628,611	$4,628,827

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

			90
	30-59	60-89	Days and	Total past	Current
At December 31, 2021	Days	Days	greater	due	loans	Total
Commercial real estate	$—	$—	$9,984	$9,984	$2,478,398	$2,488,382
Commercial & industrial	151	—	—	151	654,384	654,535
Construction	—	—	—	—	151,791	151,791
Multi-family	—	—	—	—	355,290	355,290
One-to-four family	—	—	—	—	57,163	57,163
Consumer	93	94	302	489	31,877	32,366
Total	$244	$94	$10,286	$10,624	$3,728,903	$3,739,527

Troubled Debt Restructurings

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired.

Included in impaired loans at September 30, 2022 and December 31, 2021, were $1.2 million and $1.3 million, respectively, of loans modified as TDRs. There were no loans modified as a TDR during the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022, the Company has not committed to lend additional amounts to customers with outstanding loans that are classified as TDRs. During the three and nine months ended September 30, 2022 and 2021, there were no payment defaults on any loans previously identified as TDRs. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed pursuant to the Company’s internal underwriting policy.

The following tables present the recorded investment in TDRs by class of loans (in thousands):

	September 30,	December 31,
	2022	2021
Commercial real estate	$330	$342
One-to-four family	911	946
Total	$1,241	$1,288

All TDRs at September 30, 2022 and December 31, 2021 were performing in accordance with their restructured terms.

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

Loans not meeting the criteria above are considered to be pass-rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
At September 30, 2022	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$3,032,666	$330	$28,093	$—	$3,061,089
Commercial & industrial	861,216	7,999	—	—	869,215
Construction	183,379	—	—	—	183,379
Multi-family	438,766	—	—	—	438,766
Total	$4,516,027	$8,329	$28,093	$—	$4,552,449

		Special
At December 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$2,449,864	$342	$38,176	$—	$2,488,382
Commercial & industrial	646,251	4,177	4,107	—	654,535
Construction	151,791	—	—	—	151,791
Multi-family	355,290	—	—	—	355,290
Total	$3,603,196	$4,519	$42,283	$—	$3,649,998

COVID-19 Loan Modifications

As of September 30, 2022, the Company had one principal payment deferred loan of $20.8 million, or 0.45% of total loans, that was modified in accordance with the COVID-19 Guidance and the CARES Act. As of September 30, 2022, there were no loans with full payment deferrals.

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

NOTE 7 — STOCKHOLDERS’ EQUITY

The Company has 2,000,000 authorized shares of Class B preferred stock, $0.01 par value. At September 30, 2022, none of the preferred shares are issued. During the fourth quarter of 2021, the holder of 272,636 shares of Series F, Class B non-voting preferred stock exchanged the preferred shares for shares of the Company’s common stock.

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Basic
Net income per consolidated statements of income	$24,955	$16,215	$67,165	$41,668
Less: Earnings allocated to participating securities	(68)	(508)	(152)	(568)
Net income available to common stockholders	$24,887	$15,707	$67,013	$41,100

Weighted average common shares outstanding including participating securities	10,961,697	8,897,910	10,952,452	8,518,639
Less: Weighted average participating securities	(30,000)	(278,937)	(24,741)	(116,045)
Weighted average common shares outstanding	10,931,697	8,618,973	10,927,711	8,402,594

Basic earnings per common share	$2.28	$1.82	$6.13	$4.89

Diluted
Net income allocated to common stockholders	$24,887	$15,707	$67,013	$41,100

Weighted average common shares outstanding for basic earnings per common share	10,931,697	8,618,973	10,927,711	8,402,594
Add: Dilutive effects of assumed exercise of stock options	172,371	173,909	182,417	161,932
Add: Dilutive effects of assumed vesting of performance based restricted stock	45,636	53,571	53,237	41,932
Add: Dilutive effects of assumed vesting of restricted stock units	27,448	46,651	41,370	29,939
Average shares and dilutive potential common shares	11,177,152	8,893,104	11,204,735	8,636,397

Dilutive earnings per common share	$2.23	$1.77	$5.98	$4.76

All stock options and performance based restricted stock units were considered in computing diluted earnings per common share for the three and nine months ended September 30, 2022 and 2021.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCK COMPENSATION PLAN

Equity Incentive Plan

At September 30, 2022, the Company maintained three stock compensation plans, the 2022 Equity Incentive Plan (the “2022 EIP”), the 2019 Equity Incentive Plan (the “2019 EIP”) and the 2009 Equity Incentive Plan (the “2009 EIP”). The 2019 EIP expired on May 31, 2022 but has outstanding restricted stock awards and PRSUs subject to vesting schedules. The 2009 EIP has also expired but has outstanding stock options that may still be exercised.

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

The fair value of each stock option award was estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities based on historical volatilities of the Company’s common stock are not significant. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

A summary of the status of the Company’s stock options and the changes during the year is presented below:

	Nine months ended
	September 30, 2022
		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding, beginning of period	231,000	$18.00
Granted	—	—
Exercised	—	—
Cancelled/forfeited	—	—
Outstanding, end of period	231,000	$18.00
Options vested and exercisable at end of period	231,000	$18.00

Weighted average remaining contractual life (years)		1.63
Weighted average intrinsic value		$83.77

There was no unrecognized compensation cost related to stock options at September 30, 2022 or December 31, 2021.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

There was no compensation cost related to stock options during the nine months ended September 30, 2022 or 2021.

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

In the first quarter of 2022 and 2021, 72,025 and 78,582 restricted stock grants were issued to certain key personnel, respectively. One-third of these shares vest each year for three years beginning on March 1, 2023 and March 1, 2022, respectively. Total compensation cost that has been charged against income for restricted stock grants was $1.3 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively. Total compensation cost that has been charged against income for restricted stock grants was $3.3 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was $7.3 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.53 years.

In January 2022, 11,126 restricted shares were granted to members of the Board of Directors. These shares vest in January 2023. In January 2019, 38,900 restricted shares were granted to members of the Board of Directors in lieu of retainer fees for three years of service. Total expense for these awards was $297,000 and $100,000 for the three months ended September 30, 2022 and 2021, respectively. Total expense for these awards was $892,000 and $300,000 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 total unrecognized expense for these awards was $298,000.

The following table summarizes the changes in the Company’s restricted stock grants:

	Nine months ended
	September 30, 2022
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding, beginning of period	90,999	$47.35
Granted	83,151	102.49
Forfeited	(333)	80.34
Vested	(29,818)	44.47
Outstanding at end of period	143,999	$79.70

Performance-Based Stock Units

During the second quarter of 2021, the Company established a long-term incentive award program under the 2019 EIP. Under the program, 90,000 PRSUs were awarded. During the second quarter of 2022, 20,800 PRSUs were forfeited and reissued pursuant to the 2022 EIP. The weighted average service inception date fair value of the outstanding awarded shares was $6.0 million. At the beginning of 2022, 30,000 PRSUs were vested as all performance criteria were met in fiscal year 2021. The remaining PRSUs are scheduled to vest in February 2023 and February 2024, provided certain

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

performance criteria are met in fiscal years 2022 and 2023. All vested shares will not be delivered until the first quarter of 2024. Total compensation cost that has been charged against income for these PRSUs was $481,000 and $1.4 million for the three and nine months ended September 30, 2022, respectively.

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

NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at September 30, 2022 and December 31, 2021. AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Assets and Liabilities Measured on a Recurring Basis

Assets measured on a recurring basis are limited to the Company’s AFS securities portfolio, equity investments and prior to termination, an interest rate cap derivative contract. The AFS portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Equity investments are carried at estimated fair value with changes in fair value reported as “unrealized gain/(loss)” on the statements of operations. Prior to termination, the interest rate cap derivative contract was carried at estimated fair value with changes in fair value reported as accumulated other comprehensive income or loss in shareholders’ equity. The fair values for substantially all of these assets are obtained monthly from an independent nationally recognized pricing service. On a quarterly basis, the Company assesses the reasonableness of the fair values obtained for the AFS portfolio by reference to a second independent nationally recognized pricing service. Based on the nature of these securities, the Company’s independent pricing service provides prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in the Company’s portfolio. Various modeling techniques are used to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, the Company obtains the models, inputs and assumptions utilized by its pricing service and reviews them for reasonableness.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

There are no liabilities that are measured at fair value on a recurring basis.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At September 30, 2022
U.S. Government agency securities	$58,832	$—	$58,832	$—
U.S. State and Municipal securities	8,991	—	8,991	—
Residential mortgage securities	337,241	—	337,241	—
Commercial mortgage securities	14,209	—	14,209	—
Asset-backed securities	3,992	—	3,992	—
CRA Mutual Fund	2,027	2,027	—	—
Derivative assets - interest rate cap	—	—	—	—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2021
U.S. Government agency securities	$66,334	$—	$66,334	$—
U.S. State and Municipal securities	11,499	—	11,499	—
Residential mortgage securities	466,551	—	466,551	—
Commercial mortgage securities	17,627	—	17,627	—
Asset-backed securities	4,613	—	4,613	—
CRA Mutual Fund	2,273	2,273	—	—
Derivative assets - interest rate cap	3,385	—	3,385	—

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2022 and 2021.

There were no material assets measured at fair value on a non-recurring basis at September 30, 2022 or December 31, 2021.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Carrying amounts and estimated fair values of financial instruments carried at amortized cost were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At September 30, 2022	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$28,929	$28,929	$—	$—	$28,929
Overnight deposits	679,849	679,849	—	—	679,849
Securities held-to-maturity	521,376	—	448,868	—	448,868
Loans, net	4,574,763	—	—	4,568,959	4,568,959
Other investments
FRB Stock	11,422	N/A	N/A	N/A	N/A
FHLB Stock	4,564	N/A	N/A	N/A	N/A
Disability Fund	1,000	—	1,000	—	1,000
Time deposits at banks	498	498	—	—	498
Receivable from prepaid card programs, net	75,457	—	—	75,457	75,457
Accrued interest receivable	20,370	—	773	19,597	20,370

Financial Liabilities:
Non-interest-bearing demand deposits	$3,058,014	$3,058,014	$—	$—	$3,058,014
Money market and savings deposits	2,626,532	2,626,532	—	—	2,626,532
Time deposits	46,977	—	45,609	—	45,609
Trust preferred securities payable	20,620	—	—	19,936	19,936
Subordinated debt, net of issuance cost	—	—	—	—	—
Prepaid debit cardholder balances	9,395	—	—	9,395	9,395
Accrued interest payable	405	7	164	234	405
Secured borrowings	26,912	—	26,912	—	26,912

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2021	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$28,864	$28,864	$—	$—	$28,864
Overnight deposits	2,330,486	2,330,486	—	—	2,330,486
Securities held-to-maturity	382,099	—	380,108	—	380,108
Loans, net	3,697,200	—	—	3,721,619	3,721,619
Other investments
FRB Stock	7,430	N/A	N/A	N/A	N/A
FHLB Stock	3,070	N/A	N/A	N/A	N/A
Disability Fund	1,000	—	1,000	—	1,000
CRA - CD	498	498	—	—	498
Receivable from prepaid card programs, net	39,864	—	—	39,864	39,864
Accrued interest receivable	15,195	—	892	14,303	15,195

Financial Liabilities:
Non-interest-bearing demand deposits	$3,668,673	$3,668,673	$—	$—	$3,668,673
Money market and savings deposits	2,687,913	2,687,913	—	—	2,687,913
Time deposits	78,986	—	79,187	—	79,187
Trust preferred securities payable	20,620	—	—	19,997	19,997
Subordinated debt, net of issuance cost	24,712	—	25,125	—	25,125
Prepaid debit cardholder balances	8,847	—	—	8,847	8,847
Accrued interest payable	746	5	633	108	746
Secured borrowings	32,461	—	32,507	—	32,507

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the amounts reclassified out of accumulated other comprehensive income for the sale and calls of AFS securities and realized gain on cash flow hedges (in thousands):

					Affected line item in
	Three months ended		Nine months ended		the Consolidated Statements
	September 30,		September 30,		of Operations
	2022	2021	2022	2021
Realized gain on sale of AFS securities	$—	$—	$—	$(609)	Gain on Sale of Securities
Income tax benefit	—	—	—	195	Income tax expense
Total reclassifications, net of income tax	$—	$—	$—	$(414)

Realized gain on cash flow hedges	$(782)	$—	$(782)	$—	Licensing fees
Income tax benefit	240	—	240	—	Income tax expense
Total reclassifications, net of income tax	$(542)	$—	$(542)	$—

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

The following off-balance-sheet financial instruments, whose contract amounts represent credit risk, are outstanding (in thousands):

	At September 30, 2022		At December 31, 2021
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Unused commitments	$37,125	$318,904	$39,676	$346,115
Standby and commercial letters of credit	55,298	—	49,988	—
	$92,423	$318,904	$89,664	$346,115

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within two years. At September 30, 2022, the Company’s fixed rate loan commitments had interest rates ranging from 3.0% to 6.0% and the Company’s variable rate loan commitments had interest rates ranging from 5.3% to 10.3%. At December 31, 2021, the Company’s fixed rate loan commitments had interest rates ranging from 3.0% to 5.6% and the Company’s variable rate loan commitments had interest rates ranging from 2.0% to 8.3%. The amount of collateral obtained, if any, by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Company or other financial institutions and securities.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s stand-by letters of credit amounted to $55.3 million and $50.0 million as of September 30, 2022 and December 31, 2021, respectively. The Company’s stand-by letters of credit are collateralized by interest-bearing accounts of $29.9 million and $29.6 million as of September 30, 2022 and December 31, 2021, respectively. The stand-by letters of credit mature within one year.

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

NOTE 13 — REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers that are in the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers, are recognized in non-interest income. The following table presents the Company’s revenue from contracts with customers (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Service charges on deposit accounts	$1,445	$1,344	$4,289	$3,442
Global Payments Group revenue	4,099	3,942	14,998	11,152
Other service charges and fees	364	614	1,225	1,484
Total	$5,908	$5,900	$20,512	$16,078

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 14 — DERIVATIVES

In 2020, the Company entered into an interest rate cap derivative contract (“interest rate cap” or “contract”) as a part of its asset liability management strategy to help manage its interest rate risk position. The interest rate cap had a notional amount of $300.0 million and a maturity date of March 1, 2025. The notional amount of the interest rate cap did not represent the amount exchanged by the parties. The amount exchanged was determined by reference to the notional amount and the other terms of the contract. The interest rate subject to the cap was 30-day LIBOR.

The interest rate cap was designated as a cash flow hedge of certain deposit liabilities of the Company. The hedge was determined to be highly effective during the three and nine months ended September 30, 2022 and 2021. In the third quarter of 2022, the Company terminated the interest rate cap. The unrecognized value of $12.7 million at termination will be released from Accumulated Other Comprehensive Income and recorded as a credit to Licensing fees expense through March 2025.

The following tables reflect the derivatives recorded on the balance sheet (in thousands):

	Notional	Fair
	Amount	Value
At September 30, 2022
Derivatives designated as hedges:
Interest rate caps related to customer deposits	$—	$—
Total included in Other Assets	$—	$—

At December 31, 2021
Derivatives designated as hedges:
Interest rate caps related to customer deposits	$300,000	$3,385
Total included in Other Assets	$300,000	$3,385

The effect of cash flow hedge accounting on accumulated other comprehensive income is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest rate caps related to customer deposits
Amount of gain (loss) recognized in OCI, net of tax	$352	$(97)	$8,109	$1,069
Amount of gain (loss) reclassified from OCI into income	$782	$—	$782	$—
Location of gain (loss) reclassified from OCI into income	Licensing fees	N/A	Licensing fees	N/A

N/A - not applicable

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

The Company is focused on organically growing and expanding its position in the New York metropolitan area and growing its business outside of New York through growth of its New York based customers and their businesses as they expand in other states. Through an experienced team of commercial relationship managers and its integrated, client-centric approach, the Company has grown market share by deepening existing client relationships and continually expanding its client base through referrals offering alternatives to traditional retail banking products. The Company has converted many of its commercial lending clients into full retail relationship banking clients. Given the size of the market in which the Company operates and its differentiated approach to client service, there is significant opportunity to grow its loan and deposits. By combining the high-tech service and relationship-based focus of a community bank with an extensive suite of financial products and services, the Company is well-positioned to continue to capitalize on the significant growth opportunities available in the New York metropolitan area.

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

Discussion of Financial Condition

The Company had total assets of $6.4 billion at September 30, 2022, a decrease of $694.3 million, or 9.8%, from December 31, 2021.

Total cash and cash equivalents were $708.8 million at September 30, 2022, a decrease of $1.7 billion, or 70.0%, from December 31, 2021. The decrease reflected the $1.1 billion deployment of cash and cash equivalents into loans and securities, and the $704.0 million decrease of deposits.

Total securities were $946.7 million at September 30, 2022, a decrease of $4.3 million, or 0.5%, from December 31, 2021.  The decrease was primarily due to the $98.7 million paydown of AFS and HTM securities and the $77.7 million increase in unrealized losses on AFS securities reflecting the prevailing interest rate environment, which were partially offset by the $173.6 million purchase of HTM securities.

Loans

Total loans, net of deferred fees and unamortized costs, were $4.6 billion at September 30, 2022, an increase of $885.4 million, or 23.7%, from December 31, 2021. The increase in total loans was due primarily to an increase of $572.7 million in CRE loans (including owner-occupied) and $214.7 million in C&I loans due to the deployment of excess liquidity.

As of September 30, 2022, total loans consisted primarily of CRE loans (including multi-family mortgage loans) and C&I loans. The Company’s commercial loan portfolio includes loans to the following industries (dollars in thousands):

	At September 30, 2022
		% of Total
	Balance	Loans(1)
CRE (2)
Skilled Nursing Facilities	$1,109,740	24.03%
Multi-family	438,766	9.50
Retail	311,821	6.75
Mixed use	343,960	7.45
Office	299,930	6.50
Hospitality	199,092	4.31
Construction	183,379	3.97
Other	769,634	16.67
Total CRE	$3,656,322	79.18%

C&I (3)
Healthcare	$115,851	2.51%
Skilled Nursing Facilities	111,085	2.41
Finance & Insurance	235,589	5.10
Wholesale	56,077	1.21
Manufacturing	27,275	0.59
Transportation	7,257	0.16
Retail	91,870	1.99
Recreation & Restaurants	2,328	0.05
Other	217,497	4.71
Total C&I	$864,829	18.73%
(1)	Net of deferred fees and costs
(2)	CRE, not including one-to-four family loans and participations
(3)	Net of premiums and overdraft adjustments

Asset Quality

Non-performing loans decreased to $24,000 at September 30, 2022 from $10.3 million at December 31, 2021, primarily due to the payoff of one CRE loan, which was adversely affected by COVID-19. The table below sets forth key asset quality ratios:

	At or for the	At or for the
	nine months ended	for the year ended
	September 30,	December 31,
	2022	2021
Asset Quality Ratios
Non-performing loans to total loans	—%	0.28%
Allowance for loan losses to total loans	0.92%	0.93%
Non-performing loans to total assets	—%	0.14%
Allowance for loan losses to non-performing loans	N.M. %	337.6%
Allowance for loan losses to non-accrual loans	N.M. %	346.6%
Non-accrual loans to total loans	—%	0.27%
Ratio of net charge-offs (recoveries) to average loans outstanding in aggregate	—%	0.13%

N.M. – not meaningful

Allowance for Loan Losses

The ALLL was $42.5 million at September 30, 2022, as compared to $34.7 million at December 31, 2021. The ratio of ALLL to total loans was 0.92% and 0.93% at September 30, 2022 and December 31, 2021, respectively. The increase in the ALLL was primarily due to loan growth.

Deposits

Total deposits were $5.7 billion at September 30, 2022, a decrease of $704.0 million, or 10.9%, from December 31, 2021. The decrease in deposits was primarily driven by the $610.7 million decrease of non-interest bearing demand deposits, which was largely a result of outflows related to digital currency business deposits. This was offset by a $310.9 million increase in retail deposits including those from loan customers and $211.1 million in fintech BaaS deposits both reflecting our sustained client engagement. Non-interest-bearing demand deposits were 53.4% of total deposits at September 30, 2022, compared to 57.0% at December 31, 2021.

The table below summarizes the Company’s deposit composition by segment for the periods indicated (dollars in thousands):

	At September 30, 2022	At December 31, 2021	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$3,058,014	$3,668,673	$(610,659)	(16.6)%
Money market	2,607,083	2,666,983	(59,900)	(2.2)
Savings accounts	19,449	20,930	(1,481)	(7.1)
Time deposits	46,977	78,986	(32,009)	(40.5)
Total	$5,731,523	$6,435,572	$(704,049)	(10.9)%

As of September 30, 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $2.2 billion. In addition, as of September 30, 2022, the aggregate amount of the Company’s uninsured time deposits was $21.9 million. The following table presents the scheduled maturities of time deposits greater than $250,000 (in thousands):

At September 30, 2022
Three months or less	$5,137
Over three months through six months	3,395
Over six months through one year	6,563
Over one year	6,847
Total	$21,942

Borrowings

During the first quarter of 2022, the Company redeemed $25.0 million of subordinated debt, plus accrued interest. The subordinated notes had a maturity date of March 15, 2027 and an interest rate of 6.25% per annum.

Secured Borrowings

The Company has loan participation agreements with counterparties. The Company is generally the servicer for these loans. If the transfer of the participation interest does not qualify for sale treatment under GAAP, the amount of the loan transferred is recorded as a secured borrowing. There were $26.9 million and $32.5 million in secured borrowings as of September 30, 2022 and December 31, 2021, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive loss, net of tax, was $53.8 million at September 30, 2022, an increase of $46.3 million from December 31 2021. The increase was due to the prevailing interest rate environment which increased the unrealized losses on available-for-sale securities, partially offset by increases in unrealized gains on cash flow hedges prior to their termination.

In 2020, the Company entered into an interest rate cap derivative contract as a part of its asset liability management strategy to help manage its interest rate risk position. The interest rate cap was designated as a cash flow hedge of certain deposit liabilities. In the third quarter of 2022, the Company terminated the interest rate cap and monetized the gain on the derivative. The unrecognized value of $12.7 million at termination will be released from Accumulated Other Comprehensive Income and recorded as a credit to Licensing fees expense through March 2025.

Results of Operations

Net Income

Net income increased $8.7 million to $25.0 million for the third quarter of 2022, as compared to $16.2 million for the third quarter of 2021. This increase was due primarily to an increase of $22.5 million in net interest income offset by a $9.2 million increase in non-interest expense.

Net income increased $25.5 million to $67.2 million for the nine months ended September 30, 2022, as compared to $41.7 million for the nine months ended September 30, 2021. This increase was due primarily to an increase of $53.1 million in net interest income, offset by an increase of $18.1 million in non-interest expense.

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

	Three Months Ended
	September 30, 2022			September 30, 2021
	Average			Average
	Outstanding		Yield /	Outstanding		Yield /
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest-earning assets:
Loans (2)	$4,504,260	$60,570	5.30%	$3,566,852	$42,730	4.65%
Available-for-sale securities	521,378	1,651	1.27	538,115	1,454	1.06
Held-to-maturity securities	527,050	2,466	1.87	2,120	9	1.66
Equity investments	2,342	9	1.47	2,316	6	1.01
Overnight deposits	913,566	5,114	2.19	1,738,102	666	0.15
Other interest-earning assets	17,360	247	5.69	11,991	153	5.06
Total interest-earning assets	6,485,956	70,057	4.26	5,859,496	45,018	2.99
Non-interest-earning assets	108,643			95,181
Allowance for loan and lease losses	(41,494)			(38,129)
Total assets	$6,553,105			$5,916,548
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$2,572,111	6,407	0.99	$2,501,757	3,524	0.56
Certificates of deposit	51,363	98	0.76	82,628	192	0.92
Total interest-bearing deposits	2,623,474	6,505	0.98	2,584,385	3,716	0.57
Borrowed funds	20,555	227	4.41	45,309	510	4.40
Total interest-bearing liabilities	2,644,029	6,732	1.01	2,629,694	4,226	0.64
Non-interest-bearing liabilities:
Non-interest-bearing deposits	3,243,664			2,814,335
Other non-interest-bearing liabilities	75,471			77,732
Total liabilities	5,963,164			5,521,761
Stockholders' equity	589,941			394,787
Total liabilities and equity	$6,553,105			$5,916,548
Net interest income		$63,325			$40,792
Net interest rate spread (3)			3.25%			2.35%
Net interest margin (4)			3.85%			2.70%
Total cost of deposits (5)			0.44%			0.27%
Total cost of funds (6)			0.45%			0.31%
(1)	Annualized.
(2)	Amount includes deferred loan fees and non-performing loans.
(3)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(4)	Determined by dividing annualized net interest income by total average interest-earning assets.
(5)	Determined by dividing annualized interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(6)	Determined by dividing annualized interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

	Nine Months Ended
	September 30, 2022			September 30, 2021
	Average			Average
	Outstanding		Yield /	Outstanding		Yield /
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest-earning assets:
Loans (2)	$4,214,957	$159,291	5.03%	$3,365,602	$118,803	4.70%
Available-for-sale securities	542,099	4,942	1.22	453,105	3,409	0.99
Held-to-maturity securities	488,058	6,260	1.71	2,362	30	1.67
Equity investments - non-trading	2,335	22	1.25	2,309	21	1.20
Overnight deposits	1,424,119	9,023	0.84	1,485,994	1,453	0.13
Other interest-earning assets	16,030	647	5.38	11,864	457	5.15
Total interest-earning assets	6,687,598	180,185	3.59	5,321,236	124,173	3.11
Non-interest-earning assets	86,682			83,582
Allowance for loan and lease losses	(38,799)			(36,820)
Total assets	$6,735,481			$5,367,998
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market, savings and other interest-bearing accounts	$2,642,465	13,453	0.68	$2,294,311	9,779	0.57
Certificates of deposit	63,074	383	0.81	84,363	673	1.07
Total interest-bearing deposits	2,705,539	13,836	0.68	2,378,674	10,452	0.59
Borrowed funds	27,099	1,090	5.36	45,296	1,534	4.47
Total interest-bearing liabilities	2,732,638	14,926	0.73	2,423,970	11,986	0.66
Non-interest-bearing liabilities:
Non-interest-bearing deposits	3,368,470			2,496,791
Other non-interest-bearing liabilities	61,303			80,838
Total liabilities	6,162,411			5,001,599
Stockholders' equity	573,070			366,399
Total liabilities and equity	$6,735,481			$5,367,998
Net interest income		$165,259			$112,187
Net interest rate spread (3)			2.86%			2.45%
Net interest margin (4)			3.29%			2.81%
Total cost of deposits (5)			0.30%			0.29%
Total cost of funds (6)			0.33%			0.33%
(1)	Annualized.
(2)	Amount includes deferred loan fees and non-performing loans.
(3)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(4)	Determined by dividing annualized net interest income by total average interest-earning assets.
(5)	Determined by dividing annualized interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(6)	Determined by dividing annualized interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

Net interest margin for the third quarter of 2022 was 3.85% compared to 2.70% for the third quarter of 2021. The 115 basis point increase was driven largely by the increase in the average balance of loans and securities and the increase in yields for loans and overnight deposits, partially offset by a higher cost of funds.

Net interest margin for the nine months ended September 30, 2022, was 3.29% compared to 2.81% for the nine months ended 2021. The 48 basis point increase was driven largely by the increase in the average balance of loans and securities and the increase in yields for loans and overnight deposits, partially offset by a higher cost of funds.

Total cost of funds for the third quarter of 2022 was 45 basis points compared to 31 basis points for the third quarter of 2021, which reflected the increase in prevailing interest rates. Total cost of funds for the nine months ended September 30, 2022 was 33 basis points compared to 33 basis points for the nine months ended September 30, 2021, as the increase in prevailing interest rates was offset by the $871.7 million increase in the average balance of non-interest bearing deposits.

Interest Income

Interest income increased $25.0 million to $70.1 million for the third quarter of 2022, as compared to $45.0 million for the third quarter of 2021. This was primarily due to an increase in prevailing interest rates and the shift in asset mix to higher-yielding interest earning assets. The average balance of loans and securities increased $937.4 million and $508.2 million, respectively, for the third quarter of 2022 as compared to the third quarter of 2021. The yields on loans and overnight deposits increased 65 basis points and 204 basis points, respectively for the third quarter of 2022, as compared to the third quarter of 2021 due to the increase in prevailing market interest rates.

Interest income increased $56.0 million to $180.2 million for the nine months ended September 30, 2022, as compared to $124.2 million for the nine months ended September 30, 2021. This was due primarily to an increase in the average balance of loans and securities and an increase in the yields on loans and overnight deposits. The average balance of loans and securities increased $849.4 million and $574.7 million, respectively, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The yields on loans and overnight deposits increased 33 basis points and 71 basis points, respectively, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021 primarily due to the increase in prevailing market interest rates.

Interest Expense

Interest expense increased $2.5 million to $6.7 million for the third quarter of 2022 compared to $4.2 million for the third quarter 2021 due primarily to the increase in yields on interest bearing deposits, offset by the subordinated debt redemption. The yield on interest bearing deposits increased 41 basis points for the third quarter of 2022, as compared to the third quarter of 2021.

Interest expense increased $2.9 million to $14.9 million for the nine months ended September 30, 2022 compared to $12.0 million for the nine months ended September 30, 2021. This was due primarily to the 9 basis point increase in the cost of interest bearing deposits and the $326.9 million increase in the average balance of interest bearing deposits for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2022 was $2.0 million, an increase of $1.5 million as compared to the third quarter of 2021. The provision for loan losses for the nine months ended September 30, 2022 was $7.8 million, an increase of $4.5 million as compared to the nine months ended September 30, 2021. The increases in both periods reflected loan growth.

Non-Interest Income

Non-interest income was $5.8 million for the third quarter of 2022, a decrease of $73,000 as compared to the third quarter of 2021. Non-interest income was $20.2 million for the nine months ended September 30, 2022, an increase of $3.6 million as compared to the nine months ended September 30, 2021. The increase for the nine months ended September 30, 2022 was driven primarily by the increase in Global Payments Group client transaction volumes.

Non-Interest Expense

Non-interest expense was $31.2 million for the third quarter of 2022, an increase of $9.2 million as compared to the third quarter of 2021 due primarily to an increase in professional fees due to elevated legal fees, as well as an increase in compensation and benefits due to the increase in the number of full-time employees, which is in line with revenue growth and volume expansion in the global payments business.

Non-interest expense was $82.1 million for the nine months ended September 30, 2022, an increase of $18.1 million as compared to the nine months ended September 30, 2021, due primarily to increases in full-time employees, professional fees due to elevated legal fees, charitable contributions, and general expense growth in line with revenue growth and volume expansion in the global payments business.

Income Tax Expense

The estimated effective tax rate for the third quarter of 2022 was 30.6% as compared to 33.0% for the third quarter of 2021. The estimated effective tax rate for the nine months ended September 30, 2022 was 29.8%, as compared to 32.3% for the nine months ended September 30, 2021 due primarily to higher discrete tax items during the first quarter of 2022. The discrete items for the first quarter of 2022 related to the change in the geographical mix regarding state apportionment and a higher favorable deduction for the vesting of restricted stock awards in the first quarter of 2022 compared to the prior year period.

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

At September 30, 2022, the Company had $356.0 million in unused commitments and $55.3 million in standby and commercial letters of credit. At December 31, 2021, the Company had $385.8 million in unused commitments and $50.0 million in standby and commercial letters of credit.

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

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At September 30, 2022 and December 31, 2021, cash and cash equivalents totaled $708.8 million and $2.4 billion, respectively. Securities classified as AFS and equity investments, which provide additional sources of liquidity, totaled $425.3 million at September 30, 2022 and $568.9 million at December 31, 2021. There were no securities pledged as collateral at September 30, 2022 or December 31, 2021.

The Company has no material commitments or demands that are likely to affect its liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, the Company could access its borrowing capacity with the FHLB or FRBNY or obtain additional funds through brokered certificates of deposit.

At September 30, 2022 and December 31 2021, the Company had available borrowing capacity of $909.4 million and $532.1 million, respectively, from the FHLB. The increase is due to the Company optimizing its liquidity resources through the pledge of additional eligible loan collateral at the FHLB. At September 30, 2022 and December 31, 2021, the Company had available borrowing capacity of $109.3 million and $137.0 million at the FRBNY discount window. The Company had no borrowings outstanding from the FHLB or FRBNY at September 30, 2022 or December 31, 2021.

The Company’s primary investing activities are the origination of loans, and to a lesser extent, the purchase of loans and securities. For the third quarter of 2022, the Company’s loan production was $423.6 million, as compared to $312.9 million for the third quarter of 2021. For the nine months ended September 30, 2022, the Company’s loan production was $1.4 billion, as compared to $814.1 million for the nine months ended September 30, 2021.

Financing activities consisted primarily of activity in deposit accounts. Total deposits decreased to $5.7 billion at September 30, 2022, or 10.9%, from $6.4 billion at December 31, 2021. The decrease in deposits was primarily driven by the $610.7 million decrease of non-interest bearing demand deposits, which was largely a result of outflows related to digital currency business deposits. At September 30, 2022, interest-bearing deposits were comprised of $2.6 billion of money market accounts and $47.0 million of time deposits. Time deposits due within one year of September 30, 2022 totaled $30.6 million, or 0.5% of total deposits. At December 31, 2021, interest-bearing deposits were comprised of $2.7 billion of money market accounts and $79.0 million of time deposits. Time deposits due within one year of December 31, 2021 totaled $53.7 million, or 0.8% of total deposits. Non-interest-bearing deposits were 53.4% of total deposits at September 30, 2022, as compared to 57.0% at December 31, 2021.

Regulation

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At September 30, 2022 and December 31, 2021, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and the Bank review capital levels on a monthly basis. Below is a table of the Company’s and Bank’s capital ratios for the periods indicated:

				Minimum Ratio
			Minimum	Required
	At	At	Ratio to be	for Capital
	September 30,	December 31,	“Well	Adequacy
	2022	2021	Capitalized”	Purposes
The Company
Tier 1 leverage ratio	9.9%	8.5%	N/A	4.00%
Common equity tier 1	12.9%	14.1%	N/A	4.50%
Tier 1 risk-based capital ratio	13.3%	14.6%	N/A	6.00%
Total risk-based capital ratio	14.2%	16.1%	N/A	8.00%

The Bank
Tier 1 leverage ratio	9.7%	8.4%	5.00%	4.00%
Common equity tier 1	13.1%	14.4%	6.50%	4.50%
Tier 1 risk-based capital ratio	13.1%	14.4%	8.00%	6.00%
Total risk-based capital ratio	14.0%	15.2%	10.00%	8.00%

At September 30, 2022 and December 31, 2021, total non-owner-occupied commercial real estate loans were 343.3% and 343.4% of risk-based capital, respectively.

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

The Company manages its exposure to interest rates primarily by structuring its balance sheet in the ordinary course of business. The Company generally originates fixed and floating rate loans with maturities of less than five years. The interest rate risk on these loans is offset by the cost of deposits, where many of such deposits generally pay interest based on a floating rate index. Based upon the nature of operations, the Company is not subject to FX or commodity price risk and does not own any trading assets. In the first quarter of 2020, the Company entered into an interest rate cap derivative contract as part of its interest rate risk management strategy. In the third quarter of 2022, the Company terminated the interest rate cap. For further discussion of the interest rate cap, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion of Financial Condition – Accumulated Other Comprehensive Income.

Net Interest Income At-Risk

The Company analyzes its sensitivity to changes in interest rates through a net interest income simulation model, which estimates what net interest income would be for a one-year period based on current interest rates, and then calculates what the net interest income would be for the same period under different interest rate assumptions. For modeling purposes, the Company reclassifies licensing fees on corporate cash management accounts from non-interest expense to interest expense since the fees are indexed to certain market interest rates.

The following table shows the estimated impact on net interest income for the one-year period beginning September 30, 2022 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

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

At September 30, 2022
Change in	Net	Year 1
Interest	Interest	Change
Rates	Income Year 1	from
(basis points)	Forecast	Level
+400	$285,070	10.75%
+300	277,752	7.90
+200	270,426	5.06
+100	264,228	2.65
—	257,407	—
-100	249,350	(3.13)
-200	238,401	(7.38)

The table above indicates that at September 30, 2022, in the event of an instantaneous and sustained parallel upward shift of 200 basis points in interest rates, the Company would experience a 5.06% increase in net interest income. In the event of an instantaneous and sustained parallel downward shift of 200 basis points in interest rates, it would experience a 7.38% decrease in net interest income.

Economic Value of Equity Analysis

The Company also analyzes the sensitivity of its financial condition to changes in interest rates through an EVE model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates. The table below represents an analysis of interest rate risk as measured by the estimated changes in EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +300 and +400 basis points and -100 and -200 basis points) at September 30, 2022 (dollars in thousands):

		Estimated		EVE
		Increase (Decrease) in		as a Percentage of Fair
		EVE		Value of Assets (3)
Change in					Increase
Interest Rates	Estimated			EVE	(Decrease)
(basis points) (1)	EVE (2)	Dollars	Percent	Ratio (4)	(basis points)
+400	$860,370	$(76,069)	(8.12)%	14.57	(13.18)
+300	883,737	(52,702)	(5.63)	14.70	(0.86)
+200	905,596	(30,843)	(3.29)	14.78	7.28
+100	927,782	(8,657)	(0.92)	14.84	13.77
—	936,439	—	—	14.70	—
-100	929,502	(6,937)	(0.74)	14.34	(36.33)
-200	893,799	(42,640)	(4.55)	13.57	(113.76)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from the Company’s liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

The table above indicates that at September 30, 2022, in the event of an immediate upward shift of 200 basis point in interest rates, it would experience a 3.29% decrease in its EVE. In the event of an immediate downward shift of 200 basis points in interest rates, the Company would experience a 4.55% decrease in its EVE.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and the Chief Financial Officer, who is the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022 pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various pending and threatened legal actions relating to the conduct of its normal business activities. In the opinion of management, as of September 30, 2022, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to the Company’s financial condition, results of operations, and liquidity.

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

101	INS XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation Linkbase

101	DEF XBRL Taxonomy Extension Definition Linkbase

101	LAB XBRL Taxonomy Extension Label Linkbase

101	PRE XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Metropolitan Bank Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: October 31, 2022	By:	/s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: October 31, 2022	By:	/s/ Gregory A. Sigrist

Gregory A. Sigrist

Executive Vice President and Chief Financial Officer