Form 10-K
period 2022-12-31
Metropolitan Bank Holding Corp.
filed 2023-02-28
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☒	Accelerated filer	◻
Non-accelerated filer	◻	Smaller reporting company	◻
(Do not check if a smaller reporting company)		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2022, as reported by the New York Stock Exchange, was approximately $709.9 million.

As of February 23, 2023, there were issued and outstanding 10,961,091 shares of the Registrant’s Common Stock.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders (Part III).

GLOSSARY OF COMMON TERMS AND ACRONYMS

ACL	Allowance for Credit Losses	FHLB	Federal Home Loan Bank
AFS	Available-for-sale	FHLBNY	Federal Home Loan Bank of New York
ALCO	Asset Liability Committee	FRB	Federal Reserve Bank
ALLL	Allowance for loan and lease losses	FRBNY	Federal Reserve Bank of New York
ASC	Accounting Standards Codification	FX	Foreign exchange
ASU	Accounting Standards Update	GAAP	U.S. Generally accepted accounting principles
BaaS	Banking-as-a-Service	HTM	Held-to-maturity
Bank	Metropolitan Commercial Bank	IRR	Interest rate risk
BHC Act	Bank Holding Company Act of 1956, as amended	ISO	Incentive stock option
BSA	Bank Secrecy Act	JOBS Act	The Jumpstart Our Business Startups Act
C&I	Commercial and Industrial	LIBOR	London Inter-Bank Offered Rate
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	LTV	Loan-to-value
CECL	Current Expected Credit Loss	MBS	Mortgage-backed securities
CFPB	Consumer Financial Protection Bureau	NYSDFS	New York State Department of Financial Services
Company	Metropolitan Bank Holding Corp.	OCC	Office of the Comptroller of the Currency
Coronavirus	COVID-19	OTTI	Other-than-temporary impairment
CRA	Community Reinvestment Act	PPP	Paycheck Protection Program
CRE	Commercial real estate	PRSU	Performance Restricted Share Units
CRE Guidance	Commercial Real Estate Lending, Sound Risk Management Practices	ROU	Right of Use
DIF	Deposit Insurance Fund	SEC	U.S. Securities and Exchange Commission
EGC	Emerging Growth Company	SOFR	Secured Overnight Financing Rate
EVE	Economic value of equity	SRC	Smaller reporting company
FASB	Financial Accounting Standards Board	TDR	Troubled debt restructuring
FDIC	Federal Deposit Insurance Corporation	USD	U.S. Dollar

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10 K may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Annual Report on Form 10-K that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under Item 1A. “Risk Factors” and as described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. In addition, these factors include but are not limited to:

•	the continuing impact of the COVID-19 pandemic on our business and results of operation;
•	an unexpected deterioration in our loan or securities portfolios;
•	unexpected increases in our expenses;
•	different than anticipated growth and our ability to manage our growth;
•	increases in competitive pressures among financial institutions or from non-financial institutions, which may result in unanticipated changes in our loan or deposit rates;
•	changes in the interest rate environment, which may reduce interest margins or affect the value of the Company’s investments;
•	the impact of interest rate reform that applies to transactions that reference LIBOR;
•	changes in deposit flows or loan demand, which may adversely affect the Company’s business;
•	changes in accounting principles, policies or guidelines may cause the Company’s financial condition or results of operation to be reported or perceived differently;
•	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which the Company does business, or conditions in the securities markets or the banking industry being less favorable than currently anticipated;
•	potential return to recessionary conditions, including the related effects on our borrowers and on our financial condition and results of operations;
•	unanticipated adverse changes in our customers’ economic conditions;
•	inflation, which may lead to higher operating costs;
•	declines in real estate values in the Company’s market area, which may adversely affect its loan production;
•	legislative, tax or regulatory changes or actions, which may adversely affect the Company’s business;
•	an unexpected adverse financial, regulatory, legal or bankruptcy event experienced by our fintech partners;

•	technological changes that may be more difficult or expensive to implement than anticipated;
•	system failures or cyber-security breaches of our information technology infrastructure or those of the Company’s third-party service providers or those of our fintech partners for which we provide global payments infrastructure;
•	the failure to maintain current technologies and to successfully implement future information technology enhancements;
•	the effects of any developments, changes or actions relating to any litigation or regulatory proceedings brought against us or any of our subsidiaries;
•	the costs, including the possible incurrence of fines, penalties, or other negative effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions, or other legal actions to which we or any of our subsidiaries are a party, and which may adversely affect our results;
•	an unanticipated loss of key personnel or existing customers;
•	unanticipated increases in FDIC costs;
•	the current or anticipated impact of military conflict, terrorism or other geopolitical events;
•	the ability to attract or retain key employees;
•	successful implementation or consummation of new business initiatives, which may be more difficult or expensive than anticipated;
•	the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by customers;
•	changes in consumer spending, borrower or savings habits;
•	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies, non-performing assets and charge-offs and changes in the estimates of the adequacy of the ALLL;
•	difficulties associated with achieving or predicting expected future financial results; and
•	the potential impact on the Company’s operations and customers resulting from natural or man-made disasters, wars, acts of terrorism, cyber-attacks and pandemics.

The Company’s ability to predict results or the actual effects of its plans or strategies is inherently uncertain. As such, forward-looking statements can be affected by inaccurate assumptions made or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect conditions only as of the date of this filing. Forward-looking statements speak only as of the date of this document. The Company undertakes no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, except as required by the law.

PART I

Item 1.  Business

The Company is a bank holding company headquartered in New York, New York and registered under the BHC Act. Through its wholly owned bank subsidiary, Metropolitan Commercial Bank, a New York state-chartered bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals primarily in the New York metropolitan area. The Company’s founding members, including its Chief Executive Officer, Mark DeFazio, recognized a need in the New York metropolitan area for a solutions-oriented, relationship bank focused on middle market companies and real estate entrepreneurs whose financial needs are often overlooked by larger financial institutions. The Bank was established in 1999 with the goal of helping these under-served clients build and sustain wealth. Its motto, “The Entrepreneurial Bank,” is a reflection of the Bank’s aspiration to develop a middle-market bank that shares the same entrepreneurial spirit as its clients. By combining the high-tech service and relationship-based focus of a community bank with an extensive suite of financial products and services, the Company is well-positioned to continue to capitalize on the significant growth opportunities available in the New York metropolitan area. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout this Form 10-K.

In addition to traditional commercial banking products, the Company offers corporate cash management and retail banking services, and is an established leader in BaaS through its Global Payments Group (“global payments business”). The Global Payments Group provides global payments infrastructure to its fintech partners, which includes serving as an issuing bank for third-party debit card programs nationwide and providing other financial infrastructure, including cash settlement and custodian deposit services. The Company has developed various deposit gathering strategies, which generate the funding necessary to operate without a large branch network. These activities, together with six strategically located banking centers, generate a stable source of deposits and a diverse loan portfolio with attractive risk-adjusted yields. As of December 31, 2022, the Company’s assets, loans, deposits, and stockholders’ equity totaled $6.3 billion, $4.8 billion, $5.3 billion and $575.9 million, respectively.

As a bank holding company, the Company is subject to the supervision of the Board of Governors of the Federal Reserve System. The Company is required to file with the FRB reports and other information regarding its business operations and the business operations of its subsidiaries. As a state-chartered bank that is a member of the FRB, the Bank is subject to FDIC regulations as well as primary supervision, periodic examination and regulation by the NYSDFS as its state regulator and by the FRB as its primary federal regulator.

Amendments to the SEC’s Smaller Reporting Company Definition

In 2018, the SEC adopted amendments to its regulations that raised the thresholds by which entities would be defined as an SRC, which permits reduced disclosure and later filing deadlines. Under the definition of an SRC, a company with less than $250 million of public float or less than $100 million in annual revenues and either no public float or a public float that is less than $700 million will be eligible to provide reduced disclosures. A reporting company will determine whether it qualifies as an SRC annually as of the last business day of its second fiscal quarter. A company must reflect its SRC status in its Form 10-Q for the first fiscal quarter of the next year.

The Company qualified as an SRC for the 2021 fiscal year due to having a public float of less than $250 million as of June 30, 2020 and elected to take advantage of certain exemptions allowed as an SRC. However, the Company exceeded the $250 million public float threshold as of June 30, 2021 and accordingly no longer qualified as an SRC beginning with its Form 10-Q for the quarter ending March 31, 2022. However, until December 31, 2022, the Company still qualified as an EGC, which continued to allow certain reduced disclosure, accounting and corporate governance requirements. See “Business – Emerging Growth Company Status.

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

Market Area

The Company’s primary market includes the New York metropolitan area, specifically Manhattan and the outer boroughs, and Nassau County, New York. This market is well-diversified and represents a large market for middle market businesses, (defined as businesses with annual revenue of $5 million to $200 million). The Company’s market area has a diversified economy typical of most urban population centers, with the majority of employment provided by services, wholesale/retail trade, finance/insurance/real estate, technology companies and construction. A relationship-led strategy has provided the Company with select opportunities in other U.S. markets, with a particular focus on South Florida. In addition, through its Global Payments Group, the Company issues prepaid cards for nationwide card programs managed by third-party program managers. Further, the Company administers global payment settlements for its fintech partners globally.

The Company operates six banking centers strategically located within close proximity to target clients. There are four banking centers in Manhattan, one in Brooklyn, New York, and one in Great Neck, Long Island. The 99 Park Avenue banking center, adjacent to the Company headquarters, is located at the center of one of the largest markets for bank deposits in the New York Metropolitan Statistical Area due to the abundance of corporate and high net worth clients. The Manhattan banking centers are centrally located in the heart of neighborhoods notably associated with specific business sectors, with which the Company has strong existing relationships. The Brooklyn banking center is in the active Boro Park neighborhood, which is home to many small- and medium-sized businesses, and where several important existing lending clients live and work. The banking center in Great Neck, Long Island represents a natural extension of the Company’s efforts to establish a physical footprint in areas where many of its existing and prospective commercial clients are located, and also serves as a central hub for philanthropic and community events. The Company also has a loan production office in Miami, Florida, an administrative office in Lakewood, New Jersey, and a property in Louisville, Kentucky that is utilized as office space for our Global Payments Group.

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

Accessibility, tailored product offerings, disciplined underwriting and speed of execution enable the Company to distinguish itself in the market of its target clients, which the Company views as under-served by today’s global financial services industry. Establishing banking centers in close proximity to a “critical mass” of its clients has advanced the Company’s ability to retain and grow deposits, provided opportunities to deepen client relationships, and enhance franchise value.

Business Strategy

The Company’s strategy is to continue to build a relationship-oriented commercial bank by organically growing its existing client relationships and developing new long-term clients. The Company focuses on New York metropolitan area middle-market businesses with annual revenues of $200 million or less and New York metropolitan area real estate entrepreneurs with a net worth of $50 million or more. The Company originates and services CRE and C&I loans of generally between $3 million and $30 million, which it believes is an under-served segment of the market. Management believes that the Company is well positioned in a market area offering significant growth opportunities. As it grows, the Company will attempt to continue to convert many of its lending clients into full retail relationships.

The Company differentiates itself in the marketplace by offering excellent service, competitive products, innovative solutions, access to senior management, and an ability to make lending decisions in a timely manner combined with certainty of execution. The Company’s lending team possesses industry expertise that enables it to better understand its clients’ businesses and differentiates it from other banks in the market.

On-going relationships and tailored products

Management believes that the focus on servicing all aspects of the clients’ businesses, including cash management and lending solutions, better positions the Company to be able to provide a host of services designed to meet its clients’ current and future needs. The Company has the flexibility and commitment to create solutions tailored to the needs of each client. For example, the Company entered the healthcare lending space in 2001 and built out processes, procedures, and customized infrastructure to support its clients in this industry. Management intends to continue leveraging the quality of its team, existing relationships and its client-centered approach to further grow its tailored banking solutions, build deeper relationships and increase market share in its market area. Additionally, the Company is always working to expand its team by attracting and developing individuals that embody its spirit as “The Entrepreneurial Bank.” This helps to ensure that it continues to meet its high standard of excellence, which drives relationships and loan growth.

Strong deposit franchise

The strength of the Company’s deposit franchise comes from its long-standing relationships with clients and the strong ties it has in its market area. The Company has also developed a diversified funding strategy, which enables it to be less reliant on branches. Deposit funding is provided by the following deposit verticals:

1)	Borrowing clients – The Company generates significant deposits from its borrowing clients. The Company provides commercial clients with convenient solutions such as remote deposit capture, business online banking and various other retail services and products. The Company will attempt to continue to convert lending clients into full retail clients and thereby continue to expand its retail presence.
2)	Non-borrowing retail clients – These customers, located primarily in the New York City metropolitan area, need an efficient technology interface and the personal service of an experienced banker who can assist them in managing their day to day operations. Management believes that not every potential client of the Company is in need of extensions of credit; instead, these clients require a bank that can assist in making them more efficient and competitive.
3)	Global payments business – The Company is an active issuer of debit cards for third-party debit card programs and administers domestic and international digital payments settlements for its fintech clients. It is expected that the global payments business will continue to be a diverse source of low-cost deposits as the Company continues to add new clients.
4)	Corporate cash management clients – The Company provides corporate cash management services to clients who are in possession of or have discretion over large deposits such as, but not limited to, property management companies, title companies and bankruptcy trustees.

Products and Services

The Company provides a comprehensive set of commercial and retail banking products and services customized to meet the needs of its clients. The Company offers a broad range of lending products, primarily CRE and C&I loans.

Lending Products

The Company’s CRE products include acquisition loans, loans to refinance or return borrower equity on income producing properties, renovation loans, loans on owner-occupied properties and construction loans. The Company lends against a variety of asset classes, including multi-family, mixed use, retail, office, hospitality, healthcare and warehouse.

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

Factors considered in the underwriting include: the stability of the projected cash flows from the real estate based on operating history, tenancy, and current rental market conditions; the development and property management experience of the principals; the financial wherewithal of the principals, including an analysis of global cash flows; and credit history of the principals. Maximum LTVs range from 50% to 75%, depending on the property type. The minimum debt coverage ratio is 1.20x, with higher coverage required for hospitality and special use properties.

At December 31, 2022, $1.2 billion, or 31.5% of the Company’s real estate loan portfolio, consisted of loans to the healthcare industry, which were primarily made to nursing and residential care facilities. The Company has lenders who are experienced in lending to the healthcare industry, and particularly to skilled nursing homes. They generally originate loans to borrowers with strong cash flows who are very experienced operators that typically have over 1,000 beds under management. In addition to being secured by real estate, these loans are also generally secured by the assets of the operating company, and in almost all cases the credit facilities are personally guaranteed by principals of the company, who are typically high net worth individuals. The Company also originates term loans to standalone medical facilities such as radiology and dialysis centers and medical practices, which are secured by the assets of the company and the personal guaranties of the sponsors/owners of the practice.

Multi-family

The multi-family loan portfolio consists of loans secured by multi-tenanted residential properties primarily located in New York City or the greater New York area. In underwriting multi-family loans, the Company employs the same underwriting standards and procedures as are employed for non-owner occupied CRE.

Certain of the Company’s loans are associated with rent stabilized units in the New York City boroughs, in which the laws limit rent increases for rent stabilized multi-family properties. At December 31, 2022, the Company had $161.4 million of rent-regulated stabilized multi-family loans, which had a weighted-average debt coverage ratio of 3.34x and an average LTV of 42.24% based on the most recent appraisal, which provides a cushion against potential declines in value. If expense growth exceeds revenue growth, the property may not generate sufficient cash flows to cover debt service. See “Risk Factors – Risk Relating to Lending Activities – The performance of the Company’s multi-family and mixed-use loans could be adversely impacted by regulation.”

Construction Loans

Construction lending involves additional risks when compared to permanent loans. These risks include completion risk, which is impacted by unanticipated delays and/or cost overruns, and market risk, i.e., the risk that market rental rates and/or market sales prices may decline before the project is completed. Therefore, the Company only originates construction loans on a very selective basis. The types of construction loans the Company may originate are both extensive renovation loans as well as ground-up construction loans. At December 31, 2022, construction loans comprised 3.0% of the Company’s loan portfolio. In all cases the owner/developer has extensive construction experience, sufficient equity in the transaction (maximum loan to cost of 65%) and personal recourse on the loan. The Company has established limits for construction lending as a percentage of risk-based capital.

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

At December 31, 2022, $219.4 million, or 24.2% of the Company’s C&I loan portfolio, consisted of loans to the healthcare industry, of which $119.2 million, or 13.2% of these loans, were made to nursing and residential care facilities. Within the C&I lending group, the Company has lenders who are experienced in lending to the healthcare industry, and particularly to skilled nursing homes. They generally originate loans to borrowers with strong cash flows who are very experienced operators that typically have over 1,000 beds under management. In all cases these loans are secured by the assets of the operating company, and in almost all cases the credit facilities are personally guaranteed by principals of the company, who are typically high net worth individuals. The Company also originates term loans to standalone medical facilities such as radiology and dialysis centers and medical practices, which are secured by the assets of the company and the personal guaranties of the sponsors/owners of the practice.

Deposit Products and Services

The Company’s retail products and services are similar to those of mid-to-large competitive banks in its market, and include, but are not limited to, online banking, mobile banking, ACH, and remote deposit capture. The Company has and will continue to make investments in technology to meet the needs of its customers.

Global Payments Business

The Company administers domestic and international digital payment settlements on behalf of its fintech clients and serves as an issuing bank for third-party debit card programs nationwide. The Company acts as the depository institution for the processing of prepaid and debit card payments made to various businesses. The Company has designed products that enable clients to process electronic payments more easily and to better manage their risk of loss. These client accounts are a source of demand deposits and fee income. The Company maintains a robust risk management program that is designed to ensure safe and sound operations in compliance with applicable laws, rules and guidance around its global payments products.

In January 2023, the Company announced that it will fully exit the digital currency business, commonly referred to as the crypto-asset related business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events.”

Corporate Cash Management Deposit Accounts

The Company’s entrepreneurial approach has encouraged management to find alternatives to traditional retail bank services, such as corporate cash management deposit accounts. These accounts belong to clients who are in possession of or have discretion over large deposits such as, but not limited to, property management companies, title companies and bankruptcy trustees. The accounts provide a significant source of deposits. At December 31, 2022, deposits in these accounts amounted to $1.3 billion, which was 25.3% of total deposits. These accounts included money market accounts, demand deposit accounts and other interest-bearing transaction accounts.

Asset Quality

Non-Performing Assets

Non-performing assets consist of non-accrual loans, consumer loans placed in forbearance with payments past due over 90 days and still accruing, and non-accrual TDRs. Non-performing loans exclude TDRs that are accruing and have been performing in accordance with the terms of their restructure agreement for at least six months. Non-performing loans also exclude loan modifications that were not considered TDRs under the CARES Act. See “NOTE 2 - BASIS OF PRESENTATION - Loans and Allowance for Loan Losses” to the Company’s consolidated financial statements in this Form 10-K.

The past due status on loans is based on the contractual terms of the loan. It is generally the Company’s policy that a loan 90 days past due be placed on non-accrual status unless factors exist that would eliminate the need to place a loan on this status. A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. At the time loans are placed on non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed. All payments received on non-accrual loans are generally applied to principal. Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Company expects to receive all of its original principal and interest. In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept on non-accrual status until the entire principal balance has been recovered.

Allowance for Loan Losses

The ALLL is maintained at an amount management deems adequate to cover probable incurred credit losses. In determining the level to be maintained, management evaluates many factors, including current economic trends, industry experience, historical loss experience, loan concentrations, the borrower’s ability to repay and repayment performance and estimated collateral values. Loan losses are charged-off against the allowance when management believes the loan is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

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

If a loan is impaired, impairment is measured at the present value of estimated future cash flows using the loan’s effective interest rate or at the fair value of collateral if repayment is expected solely from the collateral. The majority of the Company’s impaired loans are secured and measured for impairment based on collateral valuations. An impairment measurement is performed based upon the most recent appraisal on file. In determining the amount of any impairment, the Company will make adjustments to reflect the estimated costs to sell the collateral. It is the Company’s policy to obtain updated appraisals by independent third parties on loans secured by real estate at the time a loan is determined to be impaired. Upon receipt and review of the updated appraisal, an additional impairment measurement is performed. Impaired loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions have occurred that would impact the impairment measurement. Non-real estate collateral may be valued using (i) an appraisal, (ii) net book value of the collateral per the borrower’s financial statements, or (iii) accounts receivable aging reports, that may be adjusted based on management’s knowledge of the client and client’s business. If market conditions warrant, updated appraisals are obtained for both real estate and non-real estate collateral.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (ASC 326), which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted this guidance effective January 1, 2023. See “NOTE 3 ‒ SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS” to the Company’s consolidated financial statements in this Form 10-K.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The Company adopted this guidance effective January 1, 2023, see “NOTE 3 - SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS” to the Company’s consolidated financial statements in this Form 10-K.

Credit Risk Management

The Company controls credit risk both through disciplined underwriting of each transaction, as well as active credit management processes and procedures to manage risk and minimize loss throughout the life of a transaction. The Company seeks to maintain a broadly diversified loan portfolio in terms of type of customer, type of loan product, geographic area and industries in which business customers are engaged. The Company has developed tailored underwriting criteria and credit management processes for each of the various loan product types it offers customers.

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

Loan Approval Authority

The Company’s lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by its Board of Directors and management. The Company has established several levels of lending authority that have been delegated by the Board of Directors to the Credit Committee and other personnel in accordance with the Lending Authority in the Commercial Loan Policy. Authority limits are based upon the individual loan size and the total exposure of the borrower and are conditioned on the loan conforming to the policies contained in the Commercial Loan Policy. All loans over $10 million go to the Credit Committee for approval. The Credit Committee is comprised of Board members and the Company’s Chief Executive Officer. There are four Board members who are permanent members of the Credit Committee; and a minimum of two other Board members rotate quarterly. Loans of $10 million or less are approved by management subject to individual officer approval limits. However, for all group relationships with total exposure in excess of 20% of risk-based capital, approval of the Credit Committee will be required for loans of any size; except that a loan will not require Credit Committee approval if the loan request is no greater than 10% of the relationship, to a maximum of $1.0 million, whereby Lending Officers approval will be required. Any loan policy exceptions are fully disclosed to the approving authority.

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

In general, whenever a particular loan or overall borrower relationship is classified as pass-watch, special mention or substandard based on one or more standard loan grading factors, the Company’s credit officers engage in active evaluation of the loan to determine the appropriate resolution strategy. On a quarterly basis, management and the Board of Directors review the status of the watch list and classified assets portfolio as well as the larger credits in the portfolio.

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

The majority of the Company’s investments are classified as AFS and HTM and can be used to collateralize FHLBNY borrowings, FRB borrowings, public funds deposits or other borrowings. At December 31, 2022, the investment portfolio consisted primarily of residential mortgage-backed securities and, to a lesser extent, U.S. Government Agency and treasury securities, commercial mortgage-backed securities and municipal securities.

Sources of Funds

Deposits

Deposits have traditionally been the Company’s primary source of funds for use in lending and investment activities. The Company generates deposits from prepaid third-party debit card programs, fintech customers, its cash management platform offered to bankruptcy trustees, property management companies and others, local businesses, individuals through client referrals and other relationships and through its retail branch network. The Company believes that it has a very stable deposit base as it successfully encourages its business borrowers to maintain their operating banking relationship with the Company. The Company’s deposit strategy primarily focuses on developing borrowing and other service-oriented relationships with customers rather than competing with other institutions on rate. It has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds.

In the first quarter of 2020, the Company entered into an interest rate cap derivative contract as a part of its asset liability management strategy to help manage its interest rate risk position. The interest rate cap had a notional amount of $300.0 million and a contractual maturity of March 1, 2025. The interest rate cap was designated as a cash flow hedge of certain deposit liabilities. In the third quarter of 2022, the Company terminated the interest rate cap and monetized the gain on the derivative. The unrecognized value of $12.7 million at termination will be released from Accumulated Other Comprehensive Income and recorded as a credit to Licensing fees expense through March 2025.

Borrowings

The Company maintains diverse funding sources including borrowing lines at the FHLB and the FRB discount window. The Company may, from time to time, utilize advances from the FHLB to supplement its funding sources. The FHLB provides credit products for its member financial institutions. As a member, the Company is required to own capital stock in the FHLB and is authorized to apply for advances collateralized by certain of its real estate-related mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Limitations on the amount of advances that can be drawn are based either on a fixed percentage of an institution’s total assets and/or on the FHLB’s assessment of the institution’s creditworthiness. The Company maintains a borrowing line supported by a borrower in custody collateral agreement with the FRB discount window.

At December 31, 2022, the Company had $150.0 million of Federal funds purchased and $100.0 million of FHLBNY advances outstanding.

Human Capital Resources

Our employees are vital to our success and growth and are considered one of our greatest assets. The experience, knowledge, and customer service excellence they bring everyday differentiates us from our competitors. We consider our relationship with our employees to be good. As of December 31, 2022, the Company employed 239 full-time employees, and 2 part-time employees, none of whom are represented by a collective bargaining unit. This is an increase of 39 employees, or approximately 19.3%, from December 31, 2021, to support our expanding businesses and to support risk management in the Company’s Compliance, Credit Administration, Global Payments Operations, Technology, BSA/Anti-Money Laundering, and Risk Management, as well as in the Lending groups and other business lines.

Talent Acquisition and Retention

The Company employs a business model that combines high-touch service, emerging technologies, and the relationship-based focus of a community bank. We offer a suite of banking and financial services to businesses and individuals that includes a growing emphasis on BaaS. Management seeks to hire, develop, promote, and retain well-qualified employees who are aligned with the Company’s business model and reflects the community.

The Company’s selection and promotion processes are without bias and include the active recruitment of minorities and women. The ratios of women and men in the Company are 47% and 53% at December 31, 2022, respectively, which is relatively unchanged from December 31, 2021. Approximately 34.4% of the employees identified as minorities at December 31, 2022, as compared to 29.7% at December 31, 2021. Within that percentage, 19.1% identify as women, as compared to 17.3% at December 31, 2021. The Company defines minorities as the following groups based on the U.S. Department of Labor Affirmative Action definition: Black or African American, Hispanic, or Latino, Native Hawaiian or Other Pacific Islander, and American Indians/Alaskan Natives.

To attract and retain high performing talent, the Company offers competitive, performance-based compensation and a benefits plan that includes comprehensive health care coverage, a 401(k) Plan with a Company match, life and disability insurance, commuter benefits, flexible spending accounts and health savings accounts, wellness programs, Employee Assistance Program, paid time-off and leave policies, including paid maternity/paternity leave. The Company also offers an Employee Referral Program that allows employees to earn a referral bonus by recommending candidates for open positions.

Training and Development

The training and development of employees is a priority. The Company encourages and supports the growth and development of its employees and, whenever possible, seeks to fill positions by promotion and transfer from within the organization. New job openings are posted internally with guidelines for employees to apply. This allows for career advancement, and new learning opportunities, as well as benefiting the Company by organically building its bench strength to support future growth.

The Company conducts a comprehensive New Employee Orientation for all new hires. All employees are required to complete a minimum number of hours of Compliance, BSA/Anti-Money Laundering, Enterprise Risk, Information Security/Cyber Security and technical training annually via the Company’s Learning Management System (“LMS”). Employees are also periodically assigned Professional Skills training via the LMS. The Board of Directors receives on-site training in these areas as well as through the LMS. Additional Cyber Security and Information Security updates and reminders are provided periodically.

The Company provides in-person training to employees on topics such as Cybersecurity, Enterprise Risk, Compliance, Technology, Strategic Planning, Goal Setting, and Employee Health Benefits. In addition, informal learning opportunities are available for employees such as attending Committee meetings to better understand the business, meeting with senior level staff and cross-training within their own department. To further their education, employees are encouraged to attend external business-related training seminars, conferences, and networking opportunities, which are paid for by the Bank.

In 2022, the Company offered on-site training on its 401(k) Plan’s features and available investments. A licensed investment advisor delivered the educational sessions in a group setting and also provided one on one sessions for those who requested individualized guidance. In addition, the Company added its common stock as an investment option to the 401(k) Plan, which was covered in the training.

Formal Management Skills training was conducted in 2022 for those employees who were newly promoted, those seeking to be promoted and those who were interested in a refresher on the guiding principles of management. The training was conducted by the American Management Association on-site at the Company headquarters over two days. The Company will continue to offer this training in 2023 to further support the development of its employees.

The Company continues to utilize the Employee Career Path Program that it implemented in 2021 to empower employees to have direct input over their career path. The employee and their manager meet one on one to define a pathway for learning and career progression. They have regular check-ins throughout the year to ensure the employee is on track to accomplish the goals identified. A template is provided to the manager by Human Resources so both the manager and employee have the opportunity to document the goals they establish together, identify strengths and areas for development, as well as document their next meeting dates. This allows for clear and consistent communication throughout the process.

In 2022, the Company conducted on-site Diversity, Equity and Inclusion training to the Board of Directors and to all Company employees. This training will be a continued focus going forward.

The Company has an Employee Engagement Committee (“EEC”) comprised of employees from various departments who organize events to support community-based functions, employee interests, educational sessions around different cultures, and volunteering for charities, among other activities. An educational lunch and learn was presented to employees in June 2022 on the meaning of Juneteenth. It was well received by the employees and the EEC plans on delivering additional similar sessions in 2023.

Environmental, Social and Governance

In the fourth quarter of 2022, the Company formalized its Environmental, Social and Governance (“ESG”) initiative. The Company has partnered with a consulting firm to assist the Company in identifying appropriate ESG priorities to focus on and implement, and to build the proper governance structure and ESG roadmap, as well as developing an ESG report. An ESG Working Group has been established under the oversight of the Board of Directors’ Corporate Governance and Nominating Committee and includes representatives from across the Company. The ESG Working Group will play a critical role in identifying ESG concerns that are material to the Company’s strategy.

Safety, Health and Welfare

The safety, health and wellness of our employees is a top priority. During the COVID-19 pandemic, the Company continued to responsibly serve the needs of its customers while prioritizing the health and safety of employees.

The Company created a COVID-19 Committee that was and continues to be responsible for the administration of the pandemic response for the Company. The Committee identified the potential threat of COVID-19 in February 2020 and activated its Pandemic Plan in March 2020. The Pandemic Plan incorporates developing guidance from the regulatory and health communities and the Company has continued to adapt protocols to protect the health and well-being of employees while minimizing interruption to its business. The Company continues to monitor current law and guidance on COVID-19, and the Human Resources Department works closely with the employees to assist and provide accurate information in this fluid and changing environment.

Subsidiaries

Metropolitan Commercial Bank is the sole subsidiary of Metropolitan Bank Holding Corp. and there are no significant subsidiaries of Metropolitan Commercial Bank.

Federal, State and Local Taxation

The following is a general description of material tax matters and does not purport to be a comprehensive review of the tax rules applicable to the Company.

For federal income tax purposes, the Company files a consolidated income tax return on a calendar year basis using the accrual method of accounting. The Company is subject to federal income taxation in the same manner as other corporations. For its 2022 taxable year, the Company is subject to a maximum Federal income tax rate of 21%.

The Company is subject to California, Connecticut, Kentucky, Massachusetts, New Jersey, New York State, New York City, and Tennessee income taxes on a consolidated basis. The Bank is subject to Alabama, Florida, and Missouri income taxes on a separate company basis.

The Inflation Reduction Act of 2022 was signed into law on August 16, 2022. The Act includes provisions that extend the expanded Affordable Care Act health plan premium assistance program through 2025, impose an excise tax on stock buybacks, increase funding for IRS tax enforcement, expand energy incentives, and impose a corporate minimum tax. See “Risk Factors – Risk Relating to Legislative and regulatory actions may increase the Company’s costs and impact its business, governance structure, financial condition or results of operations.”

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

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”) was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Wall Street and Consumer Protection Act (“Dodd-Frank Act”). While the Economic Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion.

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

The FDIC finalized a rule, effective April 1, 2011, that set the FDIC assessment range at 2.5 to 45 basis points of total assets less tangible equity. Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories and base assessments for most banks on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure over three years. In conjunction with the DIF reserve ratio achieving 1.5%, the assessment range (inclusive of possible adjustments) was also reduced for small institutions to a range of 1.5 to 30 basis points of total assets less tangible equity. The FDIC adopted a final rule in 2022, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by two basis points, beginning in the first quarterly assessment period of 2023. The FDIC also concurrently maintained the DIF reserve ratio at 2.0% for 2023. The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The Company’s minimum required capital conservation buffer was at 2.5% of risk-weighted assets at December 31, 2022. See Part II, Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations ― Regulation” for a summary of the Company’s capital ratios.

As a result of the Economic Growth Act, banking regulatory agencies adopted a revised definition of “well capitalized” for eligible financial institutions and holding companies with assets of less than $10 billion (a “Qualifying Community Bank”). The new rule establishes a community bank leverage ratio (“CBLR”) equal to the tangible equity capital divided by the average total consolidated assets. Regulators have established the CBLR to be set at 8.5% through calendar year 2021 and 9% thereafter. The CARES Act, signed into law in response to the COVID-19 pandemic, temporarily reduced the CBLR to 8%. The Company did not elect to be governed by the CBLR framework and at December 31, 2022, the Company’s capital exceeded all applicable requirements.

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

Under the prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. The Bank was well capitalized at December 31, 2022.

Dividends

Under federal and state law and applicable regulations, a state member bank may generally declare a dividend, without approval from the NYSDFS or FRB, in an amount equal to its year-to-date net income plus the prior two years’ net income that is still available for dividend. Dividends exceeding those amounts require application to and approval by the NYSDFS or FRB. To pay a cash dividend, a state member bank must also maintain an adequate capital conservation buffer under the capital rules discussed above.

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

Community Reinvestment Act and Fair Lending Laws

Federal Regulation

Under the CRA, the Company has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FRB to assess the Company’s record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Company. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching or merger) proposals and may be the basis for approving, denying or conditioning the approval of an application. The Company is awaiting its most recent CRA rating for the examination conducted in 2022. The latest FRB CRA rating received by the Company was “Satisfactory” for the examination conducted in 2020.

New York State Regulation

The Company is also subject to provisions of the New York State Banking Law that impose continuing and affirmative obligations upon a banking institution organized in New York State to serve the credit needs of its local community. Such obligations are substantially similar to those imposed by the CRA. The Company is awaiting its most recent CRA rating for the examination conducted in 2022. The latest NYSDFS CRA rating received by the Company was “Satisfactory” for the examination conducted in 2016.

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

Other Regulations

The Company’s operations are also subject to federal laws applicable to credit transactions, such as:

●	The Truth-In-Lending Act and Regulation Z promulgated thereunder, governing disclosures of credit terms to consumer borrowers;
●	The Real Estate Settlement Procedures Act and Regulation X promulgated thereunder, requiring that borrowers for mortgage loans for one-to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
●	The Home Mortgage Disclosure Act and Regulation C promulgated thereunder, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	The Equal Credit Opportunity Act and Regulation B promulgated thereunder, and other fair lending laws, prohibiting discrimination on the basis of race, religion, sex and other prohibited factors in extending credit;
●	The Fair Credit Reporting Act, governing the use of credit reports on consumers and the provision of information to credit reporting agencies;
●	Unfair or Deceptive or Abusive Acts or Practices laws and regulations;
●	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
●	The Coronavirus Aid, Relief and Economic Security Act; and
●	The rules and regulations of the various federal agencies charged with responsibility for implementing such federal laws.

The operations of the Company are further subject to the:

●	The Truth in Savings Act and Regulation DD promulgated thereunder, which specifies disclosure requirements with respect to deposit accounts;
●	The Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	The Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●	The Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
●	State unclaimed property or escheatment laws; and
●	Cybersecurity regulations, including but not limited to those implemented by NYSDFS.

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

Under the prompt corrective action provisions of federal law, a bank holding company parent of an undercapitalized subsidiary bank is required to guarantee, within specified limits, the capital restoration plan that is required of an undercapitalized bank. If an undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an acceptable plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying dividends or making any other capital distribution.

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

Acquisition of Control of the Company

Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as the Company unless the FRB has prior written notice and has not issued a notice disapproving the proposed acquisition. In evaluating such notices, the FRB takes into consideration such factors as the financial resources, competence, experience and integrity of the acquirer, the future prospects the bank holding company involved and its subsidiary bank and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the company’s directors, or a determination by the regulator that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as is the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

Federal Securities Laws

The Company is a reporting company subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Emerging Growth Company Status

The JOBS Act, which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an EGC. The Company qualified as an EGC under the JOBS Act until December 31, 2022.

The Company’s EGC status ended on December 31, 2022 since that is the last day of the fiscal year of the Company following the fifth anniversary of the date of the first sale of the common equity securities of the Company pursuant to an effective registration statement under the Securities Act of 1933.

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

Given the ongoing and dynamic nature of the COVID-19 pandemic, including the rate of vaccine acceptance and the development of new variants, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated. As the result of the COVID-19 pandemic and any related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy worsens, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our ACL may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; our cyber security risks may increase if a significant number of our employees are forced to work remotely; and FDIC premiums may increase if the agency experiences additional resolution costs.

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

Risks Related to Lending Activities

A substantial portion of the Company’s loan portfolio consists of CRE, including multi-family real estate loans, and commercial loans, which have a higher degree of risk than other types of loans.

At December 31, 2022, $4.8 billion, or 99.5% of total loans, consisted of CRE and C&I loans. These portfolios have grown in recent years and the Company intends to continue to emphasize these types of lending. CRE, including multi-family real estate, and commercial loans are often larger and involve greater risks than other types of loans since payments on such loans are often dependent on the successful operation or development of the property or business involved. Accordingly, a downturn in the real estate market and/or a challenging business and economic environment may increase the Company’s risk related to CRE, multi-family real estate and commercial loans. If the cash flows from business operations of our customers is reduced, the borrower’s ability to repay the loan may be impaired. Further, due to the larger average size of such loans and that they are secured by collateral that is generally less readily-marketable as compared with other loan types, losses incurred on a small number of such loans could have a material adverse impact on the Company’s financial condition and results of operations. If we foreclose on these loans, our holding period for the collateral typically is longer than for a single or multi-family residential property because there are fewer potential purchasers of the collateral.

In addition, CRE loan concentration is an area that has experienced heightened regulatory focus. Under CRE guidance issued by banking regulators, banks with holdings of CRE, land development, construction, and certain multi-family loans in excess of certain thresholds must employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. These loans are also subject to written policies that establish certain limits and standards. Such compliance requirements imposed on the Company’s CRE, multi-family or construction lending and the potential limits to the generation of these types of loans could have a material adverse effect on its financial condition and results of operations. While it is management’s belief that policies and procedures with respect to the CRE portfolio have been implemented consistent with this guidance, bank regulators could require that additional policies and procedures be implemented that may result in additional costs or that may result in the curtailment of CRE lending that would adversely affect the Bank’s loan originations and profitability.

Because the Company intends to continue to increase its commercial loans, its credit risk may increase.

The Company intends to increase its portfolio of commercial loans, including working capital lines of credit, equipment financing, healthcare and medical receivables, documentary letters of credit and standby letters of credit. These loans generally have more risk than one- to four-family residential mortgage loans and CRE loans. Since repayment of commercial loans depends on the successful management and operation of borrowers’ businesses, repayment of such loans can be affected by adverse conditions in the local and national economy. In addition, commercial loans generally have a larger average size as compared with other loans, and the collateral for commercial loans is generally less readily-marketable. If we foreclose on these loans, our holding period for the collateral typically is longer than for a single or multi-family residential property because there are fewer potential purchasers of the collateral. The Company’s plans to increase its portfolio of these loans could result in increased credit risk in the portfolio. An adverse development with respect to one loan or one credit relationship can expose the Company to significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential mortgage loan or a CRE loan.

If the allowance for credit losses is not sufficient to cover actual loan losses, earnings could decrease.

In June 2016, the FASB issued an accounting standard update, “Financial Instruments – Credit Losses (ASC 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. The Company adopted this guidance effective January 1, 2023. For a discussion of the impact please see “NOTE 3 ‒ SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS” to the Company’s consolidated financial statements in this Form 10-K.

Loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Company may experience significant credit losses, which could have a material adverse effect on its operating results. Various assumptions and judgments about the collectability of the loan portfolio are made, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many loans. In determining the amount of the allowance for credit losses, management reviews the quality of its loan portfolio and its loss and delinquency experience and evaluates industry trends and economic conditions.

The determination of the appropriate level of allowance is subject to judgment and requires the Company to make significant estimates of current credit risks and future trends, all of which are subject to material changes. If assumptions prove to be incorrect, the ACL may not cover losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. In addition, federal and state regulators periodically review the ACL, the policies and procedures the Company uses to determine the level of the allowance and the value attributed to non-performing loans or to real estate acquired through foreclosure. Such regulatory agencies may require an increase in the ACL or the Company to recognize loan charge-offs. Any significant increase in the ACL or loan charge-offs as required by these regulatory agencies could have a material adverse effect on the results of operations and financial condition.

The performance of the Company’s multi-family and mixed-use loans could be adversely impacted by regulation.

Multi-family and mixed-use loans generally involve a greater risk than one- to-four family residential loans because of legislation and government regulations involving rent control and rent stabilization, which are outside the control of the borrower or the Company, and could impair the value of the security for the loan or the future cash flows of such properties. As a result of these restrictions, it is possible that rental income on certain rent-regulated properties might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, etc.). At December 31, 2022, the Company has $161.4 million of rent-regulated stabilized multi-family loans, which had a weighted-average LTV of 42.24% at the date of last appraisal, a weighted average debt coverage ratio of 3.34x.

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

Risks Related to Economic Conditions

Inflation can have an adverse impact on our business and on our customers. Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money.

Over the past year, in response to a pronounced rise in inflation, the Federal Reserve Board has raised certain benchmark interest rates to combat inflation. As discussed below under — “Risks Related to Market Interest Rates—Interest rate shifts may reduce net interest income and otherwise negatively impact the Company’s financial condition and results of operation.” Inflationary conditions and rising market interest rates may lead to declines in the value of our investment securities, particularly those with longer maturities, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Sustained higher interest rates administered by the Federal Reserve to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

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

The Company is a community banking institution that provides banking services to the local communities in the market areas in which it operates, and therefore, its ability to diversify its economic risks is limited by its local markets and economies. A large portion of the Company’s business is concentrated in New York, and in New York City in particular. A significant decline in local economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond the Company’s control, would likely cause an increase in the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in its loan portfolio. As a result, a downturn in the local economy, generally and the real estate market specifically, could significantly reduce the Company’s profitability and growth and adversely affect its financial condition.

Risks Related to Market Interest Rates

The reversal of monetary policy actions that resulted in a historically low interest rate environment may adversely affect our net interest income and profitability.

The Federal Reserve Board exercised monetary policy actions that decreased benchmark interest rates significantly, in response to the COVID-19 pandemic. The Federal Reserve Board has reversed its easy money policies given its concerns over inflation. Market interest rates have risen in response to the change in the Federal Reserve Board’s monetary policies. As discussed below, the increase in market interest rates is expected to have an adverse effect on our net interest income and profitability.

Interest rate shifts may reduce net interest income and otherwise negatively impact the Company’s financial condition and results of operations.

The majority of the Company’s banking assets are monetary in nature and subject to risk from changes in interest rates. The Company’s earnings depend, to a great extent, upon the level of its net interest income (the difference between the interest income earned on loans, investments, other interest earning assets, and the interest paid on interest bearing liabilities, such as deposits and borrowings). Changes in interest rates can increase or decrease net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes.

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

If market interest rates rise rapidly, interest rate caps may limit increases in the interest rates on certain adjustable-rate loans, thus limiting the upside to our net interest income. Also, certain adjustable-rate loans re-price based on lagging interest rate indices. This lagging effect may also negatively impact our net interest income when general interest rates continue to rise periodically.

The Company’s securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. During the year ended December 31, 2022, we reported an other comprehensive loss of $76.9 million related to net changes in unrealized losses in the AFS securities portfolio. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand.

Changes in the estimated fair value of securities may reduce stockholders’ equity and net income.

At December 31, 2022, we had $445.7 million of AFS securities. The estimated fair value of the AFS securities portfolio may change depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the AFS securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). During the year ended December 31, 2022, we reported an other comprehensive loss of $76.9 million related to net changes in unrealized losses in the AFS securities portfolio, which negatively impacted stockholders’ equity, as well as book value per common share.

Risk Related to the Company’s Operations

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

Although the Company takes protective measures to maintain the confidentiality, integrity and security of information, its computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Furthermore, the Company may not be able to ensure that all of its clients, suppliers, counterparties and other third parties have appropriate controls in place to protect themselves from cyber-attacks or to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. Given the increasingly high volume of transactions, certain errors may be repeated or compounded before they can be discovered and rectified. In addition, the increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-security threats. As these threats and government and regulatory oversight of associated risks continue to evolve, the Company may be required to expend additional resources to enhance or expand upon the security measures it currently maintains. Although the Company has developed, and continues to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks, a breach of its systems and global payments infrastructure or those of our fintech partners and processors could result in: losses to the Company and its customers; loss of business and/or customers; damage to its reputation; the incurrence of additional expenses (including the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to its business; an inability to grow its online services or other businesses; additional regulatory scrutiny or penalties; and/or exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company faces risks related to its operational, technological and organizational infrastructure.

The Company’s ability to grow and compete is dependent on its ability to build or acquire and manage the necessary operational and technological infrastructure and to manage the cost of that infrastructure as it expands. Similar to other large corporations, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons and exposure to external events. In addition, the Company is heavily dependent on the strength and capability of its technology systems, which are used both to interface with customers and manage internal financial and other systems. The Company’s ability to develop and deliver new products and services that meet the needs of its existing customers and attract new ones depends on the functionality of its technology systems.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The Company’s future success will depend in part upon its ability to address the needs of its clients by using technology to provide products and services that will satisfy client demands for convenience as well as provide secure electronic environments and create additional efficiencies as it continues to grow and expand its market area. The Company continuously monitors its operational and technological capabilities and makes modifications and improvements when it believes it will be cost effective to do so. Many of the Company’s larger competitors have substantially greater resources to invest in operational and technological infrastructure. As a result, competitors may be able to offer more convenient products and services than the Company, which would put it at a competitive disadvantage.

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

If the Company’s enterprise risk management framework is not effective at mitigating interest rate risk, market risk and strategic risk, the Company could suffer unexpected losses and its results of operations could be materially adversely affected.

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

Liquidity is essential to the Company’s business. The Company relies on its ability to generate deposits and effectively manage the repayment and maturity schedules of loans to ensure that there is adequate liquidity to fund its operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. The Company’s most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff, which are strongly influenced by such external factors as the direction of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the FRB or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, the Company would lose a relatively low-cost source of funds, which would increase its funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity.

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

Other Risks Related to the Company’s Business

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new financial products or services within existing lines of business. Substantial risks and uncertainties are associated with developing and marketing new lines of business or new products or services, particularly in instances where markets are not fully developed, and we may be required to invest significant time and management and capital resources in connection with such new lines of business or new products or services. External factors, such as regulatory reception, compliance with regulations and guidance, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business or new product or service may be expensive to implement and could also have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could reduce our revenues and potentially generate losses.

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

The Company handles a substantial volume of customer and other financial transactions every day. Its financial, accounting, data processing, check processing, electronic funds transfer, loan processing, online and mobile banking, automated teller machines, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond its control, including major infrastructure outages, natural disasters or events arising from local or larger scale political or social matters, including terrorist acts, pandemics, and cyber-attacks. Operational risk exposures could adversely impact the Company’s results of operations, liquidity and financial condition, and cause reputational harm.

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

Risks Related to the Company’s Global Payments Business

Regulatory scrutiny of BaaS solutions and related technology considerations has recently increased.

We provide global payments infrastructure access to our fintech partners, which includes serving as an issuing bank for third-party managed prepaid and debit card programs nationwide and providing other financial services infrastructure, including cash settlement and custodian deposit services. Recently, federal bank regulators have increasingly focused on the risks related to bank and fintech company partnerships, raising concerns regarding risk management, oversight, internal controls, information security, change management, and information technology operational resilience. This focus is demonstrated by recent regulatory enforcement actions against other banks that have allegedly not adequately addressed these concerns while growing their BaaS offerings. Additionally, there are ongoing investigations by federal and state governmental entities concerning a prepaid debit card product program that was offered by the Company through an independent program manager. We could be subject to additional regulatory scrutiny with respect to that portion of our business that could have a material adverse effect on the business, financial condition, results of operations and growth prospects of the Company. See “Risk Factors ― The Company and the Bank’s business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment and the laws and regulations that govern it.”

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

We derive a percentage of our deposits from deposit accounts generated through our BaaS relationships.

Deposit accounts acquired through these relationships totaled $1.2 billion, or 23.5% of total deposits, at December 31, 2022. We provide oversight over these relationships, which must meet all internal and regulatory requirements. We may exit relationships where such requirements are not met or be required by our regulators to exit such relationships. Also, our partner(s) could terminate a relationship with us for many reasons, including being able to obtain better terms from another provider or dissatisfaction with the level or quality of our services. If a relationship were to be terminated, it could materially reduce our deposits and impact our liquidity. If we cannot replace such deposits, we may be required to seek alternative and potentially higher rate funding sources as compared to the existing relationship resulting in an increase in interest expense. We may also find it necessary to sell securities or other assets to meet funding needs, which could result in realized losses.

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

The potential for fraud in the card payment industry is significant.

Issuers of prepaid and debit cards and other companies have suffered significant losses in recent years with respect to the theft of cardholder data that has been illegally exploited for personal gain. The theft of such information is regularly reported and affects individuals and businesses. Losses from various types of fraud have been substantial for certain card industry participants. The Bank in many cases has indemnification agreements with third parties; however, such indemnifications may not fully cover losses. In addition, there are ongoing investigations by federal and state governmental entities concerning a prepaid debit card product program that was offered by the Company through an independent program manager. See “Risk Factors ― The Company and the Bank’s business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment and the laws and regulations that govern it.”

A portion of the Company’s business provided banking services to digital currency businesses and their customers, and changes in the digital currency industry or the digital currency businesses we provided services to may have adversely affected our growth and profitability or damaged our reputation.

The Company provided cash management solutions to digital currency businesses and their customers. The Company recently announced that it will fully exit its digital currency business due to recent developments in the crypto-asset industry, material changes in the regulatory environment regarding banks’ involvement in crypto-asset related businesses, and a strategic assessment of the business case for the Company’s further involvement at this time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events.” As a portion of our business provided banking services to digital currency businesses and their customers, changes in the regulatory environment, individually or in the aggregate, could have had a material adverse effect on our profitability, financial condition and growth of our business, or damage our reputation. Regulatory and legal requirements applicable to the prepaid and debit card industry are unique and frequently changing.

Achieving and maintaining compliance with frequently changing legal and regulatory requirements requires a significant investment in qualified personnel, hardware, software and other technology platforms, external legal counsel and consultants and other infrastructure components. These investments may not ensure compliance or otherwise mitigate risks involved in this business. Our failure to satisfy regulatory mandates applicable to prepaid financial products could result in actions against us by our regulators, legal proceedings being instituted against us by consumers, or other losses, each of which could reduce our earnings or result in losses, make it more difficult to conduct our operations, or prohibit us from conducting specific operations. Other risks related to prepaid cards include competition for prepaid, debit and other payment mediums, possible changes in the rules of networks, such as Visa and MasterCard and others, in which the Bank operates and state regulations related to prepaid cards including escheatment.

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

From time to time, the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. In addition, the bodies that interpret the accounting standards (such as banking regulators, outside auditors or management) may change their interpretations or positions on how these standards should be applied. These changes may be beyond the Company’s control, can be hard to predict, and can materially impact how it records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in it needing to revise or restate prior period financial statements. For more information on changes in accounting standards, see “NOTE 3 - SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS” to the Company’s consolidated financial statements in this Form 10-K.

The FASB issued an accounting standard update that will result in a significant change in how the Company recognizes credit losses, which may have a material impact on its financial condition or results of operations.

In June 2016, the FASB issued an accounting standard update, “Financial Instruments – Credit Losses (ASC 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. The Company adopted this guidance effective January 1, 2023. For a discussion of the impact please see “NOTE 3 ‒ SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS” to the Company’s consolidated financial statements in this Form 10-K. Under the CECL model, the Company is required to present certain financial assets carried at amortized cost, such as loans held for investment and HTM debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first entered into and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, the Company expects that utilization of the CECL model will materially affect how it determines the ACL and the CECL model may create more volatility in the level of the ACL. If the Company is required to materially increase its level of the ACL for any reason, such increase could adversely affect its business, financial condition and results of operations.

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

Additionally, there are ongoing investigations by federal and state governmental entities concerning a prepaid debit card product program that was offered by the Company through an independent program manager. These include investigations as to which the Company is a subject by the FRB and certain state authorities, including the NYSDFS. During the early stages of the COVID-19 pandemic, third parties used this prepaid debit card product to establish unauthorized accounts and to receive unauthorized government benefits payments, including unemployment insurance benefits payments made pursuant to the CARES Act from many states. The Company ceased accepting new accounts from this program manager in July of 2020 and has exited its relationship with this program manager. The Company is cooperating in these investigations and continues to review this matter. The foregoing could result in enforcement or other actions against the Company and the Bank including civil money penalties and remedial measures.

The Company is in discussions with the FRB and the NYSDFS with respect to consensual resolutions of their investigations. Although the Company is unable at this time to determine the final terms on which the FRB and NYSDFS investigations will be resolved or the timing of such resolutions, the Company accrued a charge of $35.0 million during the fourth quarter of 2022 to establish a reserve for what the Company believes is a reasonable estimate of the probable loss associated with the FRB and NYSDFS settlements. If final settlements with the FRB and the NYSDFS are not reached and the FRB and the NYSDFS do bring public enforcement actions, such actions and their resolution, as well as any other matter arising out of the foregoing program, could have a materially adverse effect on the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations.

Compliance with these laws and regulations is difficult and costly, and changes to these laws and regulations often impose additional compliance costs. Failure to comply with these laws and regulations could subject the Company and/or the Bank to restrictions on their business activities, fines and other penalties, the commencement of informal or formal enforcement actions against them, and other negative consequences, including reputational damage, any of which could adversely affect their business, financial condition, results of operations, capital base and the price of its securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive.

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

Federal and state regulatory agencies frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted could: expose the Company to additional costs, including increased compliance costs; impact the profitability of the Company’s business activities; limit the fees we may charge; increase the ability of non-banks to offer competing financial services and products; change deposit insurance assessments; require more oversight; or change certain of its business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest rate spreads. These changes may also require the Company to invest significant management attention and resources to make any necessary changes to operations and could have an adverse effect on its business, financial condition and results of operations.

Federal income tax treatment of corporations and other federal and state tax provisions may be clarified and/or modified by legislative, administrative or judicial changes or interpretations at any time. Any such changes could adversely affect the Company, either directly, or indirectly as a result of effects on the Company’s customers.

Monetary policies and regulations of the FRB could adversely affect the business, financial condition and results of operations of the Company.

In addition to being affected by general economic conditions, the Company’s earnings and growth are affected by the policies of the FRB. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used by the FRB to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to combat inflation and influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the Company’s business, financial condition and results of operations cannot be predicted.

Non-compliance with the USA PATRIOT Act, BSA, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and the BSA require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

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

We lease a property in Florida that is utilized as a loan production office and a property in New Jersey that is utilized as an administrative office. We also lease a property in Kentucky that is utilized as office space for our Global Payments Group. All the leases on these properties expire at various dates through 2035.

As of December 31, 2022, each of the Company’s offices and banking centers are leased, except for 1302-13th Avenue Brooklyn, which is to be used in the future as its Brooklyn banking center.

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

The Company is in discussions with the FRB and the NYSDFS with respect to consensual resolutions of their investigations. Although the Company is unable at this time to determine the final terms on which the FRB and NYSDFS investigations will be resolved or the timing of such resolutions, the Company accrued a charge of $35.0 million during the fourth quarter of 2022 to establish a reserve for what the Company believes is a reasonable estimate of the probable loss associated with the FRB and NYSDFS settlements. If final settlements with the FRB and the NYSDFS are not reached and the FRB and the NYSDFS do bring public enforcement actions, such actions and their resolution, as well as any other matter arising out of the foregoing program, could have a materially adverse effect on the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock are traded on the New York Stock Exchange under the symbol “MCB”. The approximate number of holders of record of the Company’s common stock as of February 23, 2023 was 75. The Company’s common stock began trading on the New York Stock Exchange on November 8, 2017. The Company has not declared any dividends to date.

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

There were no sales of unregistered securities or repurchases of shares of common stock during the year ended December 31, 2022.

Performance Graph

The following graph compares, for the period from December 31, 2017 through December 31, 2022, the cumulative shareholder return (change in the stock price plus reinvested dividends) for the common stock of the Company with the cumulative return for the (i) Standard and Poor’s 500 (“S&P 500”) Index and (ii) KBW Bank Index. The performance reflected below assumes that $100 was invested in our common stock and each of the indices at their closing prices on December 31, 2017. The performance of our common stock reflected below is not necessarily indicative of our future performance.

Total return performance over the last five years (indexed to 100)

Metropolitan Commercial Bank
S&P 500
KBW Regional Bank Index ("KRX")
300
250
200
150
100
50
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
157
139
119

	Cumulative Returns as of December 31,					
	2017	2018	2019	2020	2021	2022
Metropolitan Commercial Bank ("MCB")	$100	$73	$115	$86	$253	$139
S&P 500 Index	$100	$96	$126	$149	$191	$157
KBW Regional Bank Index ("KRX")	$100	$83	$102	$93	$128	$119

Item 6. [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Company is a bank holding company headquartered in New York, New York and registered under the BHC Act. Through its wholly owned bank subsidiary, Metropolitan Commercial Bank (the “Bank”), a New York state chartered bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals in the New York metropolitan area. In addition, the Global Payments Group is an established leader in BaaS to a myriad of domestic and international fintech companies. For an analysis of 2021 results compared with 2020 results, see Part II, Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

The Company’s primary lending products are CRE, including multi-family loans, and C&I loans. Substantially all loans are secured by specific items of collateral including business and consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flows from operations of commercial enterprises. The Company’s primary deposit products are checking, savings, and term deposit accounts, all of which are insured by the FDIC under the maximum amounts allowed by law. In addition to traditional commercial banking products, the Company offers corporate cash management and retail banking services and is an established leader in BaaS through its Global Payments Group (“global payments business”). The Global Payments Group provides global payments infrastructure to its fintech partners, which includes serving as an issuing bank for third-party debit card programs nationwide and providing other financial infrastructure, including cash settlement and custodian deposit services. The Company has developed various deposit gathering strategies, which generate the funding necessary to operate without a large branch network. These activities, together with six strategically located banking centers, generate a stable source of deposits and a diverse loan portfolio with attractive risk-adjusted yields.

The Company is focused on organically growing and expanding its position in the New York metropolitan area and growing its business outside of New York through growth of its New York-based customers and their businesses as they expand in other states. Through an experienced team of commercial relationship managers and its integrated, client-centric approach, the Company has grown market share by deepening existing client relationships and continually expanding its client base through referrals and the ability to offer alternatives to traditional retail banking products. The Company has converted many of its commercial lending clients into full retail relationship banking clients. Given the size of the market in which the Company operates and its differentiated approach to client service, there is significant opportunity to grow its loan and deposits. By combining the high-tech service and relationship-based focus of a community bank with an extensive suite of financial products and services, the Company is well-positioned to continue to capitalize on the significant growth opportunities available in the New York metropolitan area.

Recent Events

In January 2023, the Company announced that it will fully exit the digital currency business, commonly referred to as the crypto-asset related business. This decision followed a careful review by the Board of Directors and management and reflected recent developments in the crypto-asset industry, material changes in the regulatory environment regarding banks’ involvement in digital currency business, and a strategic assessment of the business case for the Company’s further involvement at this time. The Company expects minimal financial impact from the exit of this business. The Company has four active institutional crypto-asset related clients where the Company’s activities are limited to providing debit card, payment, and account services. The Company has no loans outstanding to any of these clients, does not hold crypto-assets on its balance sheet and does not market or sell crypto-assets to its customers. The process of closing out the Company’s relationships with these clients in an orderly fashion has commenced and is expected to be completed during 2023. This determination will not affect customers’ existing ability to send funds to, or receive funds from, crypto-asset companies they choose to do business with, or the Company’s service to customers that do not have crypto-asset related activity as a principal line of business.

There are ongoing investigations by federal and state governmental entities concerning a prepaid debit card product program that was offered by the Company through an independent program manager. These include investigations as to which the Company is a subject by the FRB and certain state authorities, including the NYSDFS. During the early stages of the COVID-19 pandemic, third parties used this prepaid debit card product to establish unauthorized accounts and to receive unauthorized government benefits payments, including unemployment insurance benefits payments made pursuant to the CARES Act from many states. The Company ceased accepting new accounts from this program manager in July of 2020 and has exited its relationship with this program manager. The Company is cooperating in these investigations and continues to review this matter. The foregoing could result in enforcement or other actions against the Company and the Bank including civil money penalties and remedial measures.

The Company is in discussions with the FRB and the NYSDFS with respect to consensual resolutions of their investigations. Although the Company is unable at this time to determine the final terms on which the FRB and NYSDFS investigations will be resolved or the timing of such resolutions, the Company accrued a charge of $35.0 million during the fourth quarter of 2022 to establish a reserve for what the Company believes is a reasonable estimate of the probable loss and expenses associated with the FRB and NYSDFS settlements. If final settlements with the FRB and the NYSDFS are not reached and the FRB and the NYSDFS bring public enforcement actions, such actions and their resolution, as well as any other matter arising out of the foregoing program, could have a materially adverse effect on the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations.

In the third quarter of 2022, the Company terminated its interest rate cap and monetized the gain on the derivative. In 2020, the Company had entered into an interest rate cap derivative contract as a part of its asset liability management strategy to help manage its interest rate risk position. The interest rate cap was designated as a cash flow hedge of certain deposit liabilities. The unrecognized value of $12.7 million at termination will be released from Accumulated other comprehensive income and recorded as a credit to Licensing fees expense through March 2025.

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

For further discussion of the ALLL, see “Business – Asset Quality – Allowance for Loan Losses.”

The Company adopted ASU No. 2016 13, Financial Instruments – Credit Losses (ASC 326) effective January 1, 2023, which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts. See “Risk Factors – Risks Related to Accounting Matters – The FASB issued an accounting standard update that will result in a significant change in how the Company recognizes credit losses, which may have a material impact on its financial condition or results of operations.”

Recently Issued Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see “NOTE 3 - SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS” to the Company’s consolidated financial statements in this Form 10-K.

Selected Financial Information

The following table includes selected financial information for the Company for the periods indicated:

	At or for the year ended December 31,
	2022	2021	2020
Performance Ratios
Return on average assets	0.90%	1.06%	1.02%
Return on average equity	10.27	14.65	12.31
Net interest spread (1)	2.82	2.41	2.83
Net interest margin (2)	3.49	2.77	3.26
Average interest-earning assets to average interest-bearing liabilities	238.26	224.81	189.28
Non-interest expense/average assets	2.25	1.53	1.93
Efficiency ratio	58.16	48.32	52.51
Average equity to average total assets	8.74	7.22	8.30

Earnings per Share
Basic earnings per common share	$5.42	$6.64	$4.76
Diluted earnings per common share	5.29	6.45	4.66

(1)	Determined by subtracting the weighted average cost of total interest-bearing liabilities from the weighted average yield on total interest-earning assets.
(2)	Determined by dividing net interest income by total average interest-earning assets.

Discussion of Financial Condition

The Company had total assets of $6.3 billion at December 31, 2022, a decrease of 11.9% from December 31, 2021.

Total cash and cash equivalents were $257.4 million at December 31, 2022, a decrease of $2.1 billion, or 89.1%, from December 31, 2021. The decrease reflected the $1.1 billion deployment of cash into loans and securities and the $1.2 billion outflow of deposits.

Investments

Total securities were $958.2 million at December 31, 2022, an increase of 0.8% from December 31, 2021. The change reflects the $207.4 million purchase of AFS and HTM securities, which was partially offset by the $121.4 million paydown of AFS and HTM securities and the $76.9 million increase in unrealized losses on AFS securities reflecting the prevailing interest rate environment.

The following table sets forth the stated maturities and weighted average yields of investment securities, excluding equity securities, at December 31, 2022. The table does not include the effect of prepayments or scheduled principal amortization. The weighted average yield for each group of securities was weighted by the amortized cost of the securities in the group.  Tax-exempt securities, if any, were presented on a tax-equivalent basis, using a federal tax rate of 21%.

	Due Within		Due After 1		Due After 5		Due After
	1 Year		Through 5 Years		Through 10 Years		10 Years		Total
	Amortized		Amortized		Amortized		Amortized		Amortized	Fair
(dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
Available-for-sale
U.S. Government agency securities	$—	—%	$52,996	0.63%	$10,000	1.10%	$5,000	1.68%	$67,996	$59,372	0.78%
U.S. State and Municipal securities	—	—	—	—	—	—	11,649	1.87	11,649	9,212	1.87
Residential MBS	—	—	1,740	1.84	8,270	1.72	403,988	1.49	413,998	338,548	1.49
Commercial MBS	—	—	—	1.43	17,773	3.50	19,296	2.93	37,069	34,850	3.20
Asset-backed securities	—	—	—	—	—	—	3,953	5.34	3,953	3,765	5.34
Total	$—	—%	$54,736	0.67%	$36,043	2.42%	$443,886	1.60%	$534,665	$445,747	1.56%

Held-to-maturity
U.S. Treasury securities	$—	—%	$29,852	1.03%	$—	—%	$—	—%	$29,852	$27,629	1.03%
U.S. State and Municipal securities	—	—	—	—	—	—	15,814	2.19	15,814	13,205	2.19
Residential MBS	—	—	—	—	1,394	1.90	455,254	1.93	456,648	389,621	1.93
Commercial MBS	—	—	—	—	8,111	1.39	—	—	8,111	6,835	1.39
Total	$—	—%	$29,852	1.03%	$9,505	1.46%	$471,068	1.94%	$510,425	$437,290	1.88%

There were $25.0 million and $0.0 securities pledged to the FRBNY discount window at December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, the Company’s securities portfolio primarily consisted of investment grade mortgage-backed securities and collateralized mortgage obligations issued by government agencies.

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

The unrealized losses of securities at December 31, 2022 and 2021 were primarily due to the changes in market interest rates subsequent to purchase. The Company does not consider these securities to be other-than-temporarily impaired since the decline in market value was attributable to changes in interest rates and not credit quality. In addition, the Company does not intend to sell and does not believe that it is more likely than not that it will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no impairment loss was recognized during the years ended December 31, 2022 or 2021.

Loans

Loans are the Company’s primary interest-earning asset.

Loan Portfolio

Total loans, net of deferred fees and unamortized costs, were $4.8 billion at December 31, 2022, an increase of 29.7% from December 31, 2021. The increase primarily included increases of $895.1 million in CRE loans (including owner occupied) and $262.1 million in C&I loans. For the year ended December 31, 2022, the Company’s loan production was $1.8 billion, as compared to $1.2 billion for the year ended December 31, 2021. As of December 31, 2022, total loans consisted primarily of CRE, including multi-family mortgage loans, and C&I. At December 31, 2022, the Company’s loan portfolio includes loans to the following industries (dollars in thousands):

	At December 31, 2022
		% of Total
	Balance	Loans(1)
CRE (2)
Skilled Nursing Facilities	$1,216,902	25.14%
Multi-family	468,540	9.68
Retail	330,164	6.82
Mixed use	356,880	7.37
Office	387,591	8.01
Hospitality	189,609	3.92
Construction	143,693	2.97
Other	764,678	15.80
Total CRE	$3,858,057	79.71%

C&I (3)
Healthcare	$100,170	2.07%
Skilled Nursing Facilities	119,206	2.46
Finance & Insurance	229,262	4.74
Wholesale	48,868	1.01
Manufacturing	53,260	1.10
Other	354,215	7.32
Total C&I	$904,981	18.70%
(1)	Net of deferred fees and costs
(2)	CRE, not including one-to four-family loans and participations
(3)	Excluding premiums and overdraft adjustments

The largest concentration in the loan portfolio is to the healthcare industry, which amounted to $1.4 billion, or 29.7% of total loans, at December 31, 2022, including $1.3 billion in loans to skilled nursing facilities (“SNF”).

The following table sets forth certain information at December 31, 2022 regarding the amount of contractual loan maturities during the periods indicated. The table does not include any estimate of prepayments that significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below (in thousands).

	Commercial			One-to Four-	Commercial	Consumer
	Real Estate	Construction	Multi-family	Family	and Industrial	Loans	Total

Due within 1 year	$811,733	$89,820	$72,144	$—	$199,597	$416	$1,173,710
After 1 year through 5 years	2,093,162	53,873	296,125	1,841	620,760	2,521	3,068,282
After 5 years though 15 years	349,613	—	100,271	48,728	88,259	21,746	608,617
After 15 years	—	—	—	2,638	—	248	2,886
Total	$3,254,508	$143,693	$468,540	$53,207	$908,616	$24,931	$4,853,495

The following table sets forth the dollar amount of loans at December 31, 2022 that are due after one year and have either fixed interest rates or floating interest rates (dollars in thousands):

	At December 31, 2022
	Fixed	Floating
	Rate	Rate
	Loans	Loans	Total
Real Estate
Commercial	$1,790,159	$652,616	$2,442,775
Construction	20,090	33,783	53,873
Multi-family	343,417	52,979	396,396
One-to four-family	49,916	3,291	53,207
Commercial and industrial	439,624	269,395	709,019
Consumer	8,082	16,433	24,515
Total	$2,651,288	$1,028,497	$3,679,785

Asset Quality

Non-performing loans decreased to $24,000 at December 31, 2022 from $10.3 million at December 31, 2021, primarily due to the payoff of one CRE loan, which was adversely affected by COVID-19. The table below sets forth key asset quality ratios:

	At or for the year ended December 31,
	2022	2021	2020
Asset Quality Ratios
Non-performing loans to total loans	—%	0.28%	0.20%
Allowance for loan losses to total loans	0.93	0.93	1.13
Non-performing loans to total assets	—	0.14	0.15
Allowance for loan losses to non-performing loans	N.M	337.6	554.2
Allowance for loan losses to non-accrual loans	N.M	346.6	630.0
Non-accrual loans to total loans	—	0.27	0.18
Ratio of net charge-offs (recoveries) to average loans outstanding in aggregate	—	0.13	0.01

Allowance for Loan Losses

The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans. The allowance is established based on management’s evaluation of the probable incurred losses inherent in the Company’s portfolio in accordance with GAAP. In June 2016, the FASB issued an accounting standard update, “Financial Instruments – Credit Losses (ASC 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. The Company adopted this guidance effective January 1, 2023. See “NOTE 3 ‒ SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS” to the Company’s consolidated financial statements in this Form 10-K.

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

The ALLL was $44.9 million at December 31, 2022, as compared to $34.7 million at December 31, 2021. The ratio of ALLL to total loans was 0.93% at December 31, 2022 and 2021. The increase in the ALLL was primarily due to loan growth.

The following table sets forth the ALLL allocated by loan category for the periods indicated (dollars in thousands):

	At December 31,
	2022			2021
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
	Allowance	to Total	to Total	Allowance	to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
Real Estate
Commercial	$29,496	65.8%	67.0%	22,216	64.0%	66.5%
Construction	1,983	4.4	3.0	2,105	6.1	4.1
Multi-family	2,823	6.3	9.7	2,156	6.2	9.5
One-to four-family	105	0.2	1.1	140	0.4	1.5
Commercial and industrial	10,274	22.9	18.7	7,708	22.2	17.5
Consumer	195	0.4	0.5	404	1.1	0.9
Total	$44,876	100.0%	100.0%	$34,729	100.0%	100.0%

Goodwill

The Company performed an impairment assessment and determined that no impairment of goodwill existed as of October 1, 2022. The Company changed its annual goodwill impairment testing date from December 31 to October 1 to better align with the timing of its annual planning process. See “NOTE 2 - BASIS OF PRESENTATION - Goodwill” to the Company’s consolidated financial statements in this Form 10-K.

Other Assets

Other assets were $148.3 million at December 31, 2022, an increase of $91.4 million from December 31, 2021. The increase was due primarily to the adoption of ASU 2016-02 Leases (ASC 842), and the recognition of deferred tax assets related to the unrealized losses on AFS securities. See “NOTE 3 - SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS” to the Company’s consolidated financial statements in this Form 10-K regarding the adoption of ASC 842.

Deposits

Total deposits were $5.3 billion at December 31, 2022, a decrease of $1.2 billion, or 18.0%, from December 31, 2021. The decrease in deposits was primarily due to a decrease of $1.0 billion in digital currency business deposits and $789.7 million in bankruptcy trustee and property manager deposits, partially offset by an aggregate net increase of $658.3 million in all other deposit verticals. The decrease in digital currency business deposits reflects the Company’s decision to fully exit the crypto-asset related vertical in light of recent developments in the crypto-asset industry and material changes in the regulatory environment regarding banks’ involvement in crypto-asset related businesses. Non-interest-bearing demand deposits were 45.9% of total deposits at December 31, 2022, compared to 57.0% at December 31, 2021.

The tables below summarize the Company’s deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2021 to December 31, 2022 (dollars in thousands):

	At December 31,
		Percentage		Percentage
		of total		of total
	2022	balance	2021	balance
Non-interest-bearing demand deposits	$2,422,151	45.9%	$3,668,673	57.0%
Money market	2,792,554	52.9	2,666,983	41.5
Savings accounts	11,144	0.2	20,930	0.3
Time deposits	52,063	1.0	78,986	1.2
Total	$5,277,912	100.0%	$6,435,572	100.0%

	2022 vs. 2021	2022 vs. 2021
	dollar	percentage
	Change	Change
Non-interest-bearing demand deposits	$(1,246,522)	(34.0)%
Money market	125,571	4.7
Savings accounts	(9,786)	(46.8)
Time deposits	(26,923)	(34.1)
Total	$(1,157,660)	(18.0)%

The table below summarizes the Company’s average balances and average interest rate paid, by segment, for the periods indicated (dollars in thousands):

	At December 31,
		Average		Average
	2022	Rate	2021	Rate
Non-interest-bearing demand deposits	$3,223,606	—%	$2,708,547	—%
Money market	2,634,055	1.08	2,375,525	0.56
Savings accounts	18,446	0.21	19,091	0.23
Time deposits	59,645	0.99	83,313	1.02
Total	$5,935,752		$5,186,476

At December 31, 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $2.2 billion. In addition, as of December 31, 2022, the aggregate amount of the Company’s uninsured time deposits was $30.8 million. The following are scheduled maturities of time deposits greater than $250,000 as of December 31, 2022 (in thousands):

At December 31, 2022
Three months or less	$4,452
Over three months through six months	10,004
Over six months through one year	9,048
Over one year	7,255
Total	$30,759

Borrowings

Federal Funds Purchased and FHLB Advances

To support a more efficient balance sheet, particularly related to the decrease in deposits related to the exit of the digital currency business, the Company may at times utilize FHLB advances or other funding sources. At December 31, 2022, the Company had $150.0 million of Federal funds purchased and $100.0 million of FHLBNY advances. At December 31, 2021, the Company had no Federal funds purchased and no FHLBNY advances. At December 31, 2022, the Company had available borrowing capacity of $984.4 million at the FHLBNY, and available borrowing capacity of $137.6 million at the FRBNY discount window.

Trust Preferred Securities Payable

On December 7, 2005, the Company established MetBank Capital Trust I, a Delaware statutory trust (“Trust I”). The Company owns all of the common stock of Trust I in exchange for contributed capital of $310,000. Trust I issued $10.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust I’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust I, mature on December 9, 2035 and bear interest at a floating rate of three-month LIBOR plus 1.85%. The Debentures are callable at any time. At December 31, 2022, the Debentures bore an interest rate of 5.93%.

On July 14, 2006, the Company established MetBank Capital Trust II, a Delaware statutory trust (“Trust II”). The Company owns all of the common stock of Trust II in exchange for contributed capital of $310,000. Trust II issued $10.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust II’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures II”) issued by the Company. The Debentures II, the sole assets of Trust II, mature on October 7, 2036, and bear interest at a floating rate of three-month LIBOR plus 2.00%. The Debentures II are callable at any time. At December 31, 2022, the Debentures II bore an interest rate of 6.08%.

The terms of the trust preferred securities will be impacted by the transition from LIBOR to an alternative U.S. dollar reference interest rate, potentially the SOFR, in 2023. The overnight and 1-, 3-, 6- and 12-month USD LIBOR settings will cease to be published or cease to be representative after June 30, 2023. All other LIBOR settings ceased to be published or to be representative as of December 31, 2021. Management is currently evaluating the impact of the transition on the trust preferred securities payable.

Subordinated Notes Payable

On March 15, 2022, the Company redeemed the entire $25.0 million principal balance, plus accrued interest, of its outstanding subordinated notes. The subordinated notes were scheduled to mature on March 15, 2027 and had an interest rate of 6.25% per annum.

Secured Borrowings

The Company has loan participation agreements with counterparties. The Company is generally the servicer for these loans. If the transfer of the participation interest does not qualify for sale treatment under GAAP, the amount of the loan transferred is recorded as a secured borrowing. There were $7.7 million in secured borrowings as of December 31, 2022 and $32.5 million as of December 31, 2021.

Accumulated Other Comprehensive Income

Accumulated other comprehensive loss, net of tax, was $54.3 million, at December 31, 2022 an increase of $46.8 million from December 31, 2021. The increase was due to the prevailing interest rate environment, which increased the unrealized losses on AFS securities, partially offset by the increases in unrealized gains on cash flow hedges prior to their termination in the third quarter of 2022.

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

Discussion of the Results of Operations for the year ended December 31, 2022

Net Income

Net income was $59.4 million for 2022 as compared to $60.6 million for 2021. The $1.2 million decrease primarily reflects a $35.0 million regulatory settlement reserve, a $11.4 million increase in compensation and benefits, a $7.7 million increase in professional fees, a $6.3 million increase in the provision for loan losses, and $8.5 million increase income tax expense, partially offset by a $72.2 million increase in net interest income.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest earned on assets and interest incurred on liabilities. The following table presents an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Yields and costs were derived by dividing income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Average balances were derived from daily balances over the periods indicated. Interest income included fees that management considers to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax-equivalent basis. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	Year Ended
	December 31, 2022			December 31, 2021			December 31, 2020
	Average			Average			Average
	Outstanding		Yield /	Outstanding		Yield /	Outstanding		Yield /
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)	$4,361,412	$231,851	5.32%	$3,448,468	$164,528	4.77%	$2,888,180	$136,497	4.73%
Available-for-sale securities	538,425	6,921	1.29	489,922	5,066	1.03	192,472	3,108	1.59
Held-to-maturity securities	495,812	8,682	1.75	50,110	746	1.49	3,282	59	1.77
Equity investments - non-trading	2,339	32	1.37	2,312	26	1.13	2,279	41	1.77
Overnight deposits	1,156,468	12,314	1.05	1,669,754	2,310	0.14	732,130	2,546	0.35
Other interest-earning assets	16,700	939	5.62	11,897	608	5.11	16,467	846	5.14
Total interest-earning assets	6,571,156	260,739	3.97	5,672,463	173,284	3.05	3,834,810	143,097	3.73
Non-interest-earning assets	90,495			89,002			59,584
Allowance for loan and lease losses	(40,020)			(37,235)			(31,381)
Total assets	$6,621,631			$5,724,230			$3,863,013
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$2,652,502	28,694	1.08	$2,394,616	13,392	0.56	$1,798,109	12,420	0.69
Certificates of deposit	59,645	590	0.99	83,313	849	1.02	98,483	1,824	1.85
Total interest-bearing deposits	2,712,147	29,284	1.08	2,477,929	14,241	0.57	1,896,592	14,244	0.75
Borrowed funds	45,878	2,297	5.00	45,303	2,042	4.51	129,460	3,932	2.99
Total interest-bearing liabilities	2,758,025	31,581	1.15	2,523,232	16,283	0.65	2,026,052	18,176	0.90
Non-interest-bearing liabilities:
Non-interest-bearing deposits	3,223,606			2,708,547			1,443,094
Other non-interest-bearing liabilities	61,213			79,239			73,250
Total liabilities	6,042,844			5,311,018			3,542,396
Stockholders' equity	578,787			413,212			320,617
Total liabilities and equity	$6,621,631			$5,724,230			$3,863,013
Net interest income		$229,158			$157,001			$124,921
Net interest rate spread (2)			2.82%			2.41%			2.83%
Net interest margin (3)			3.49%			2.77%			3.26%
Total cost of deposits (4)			0.49%			0.27%			0.43%
Total cost of funds (5)			0.53%			0.31%			0.52%
(1)	Amount includes deferred loan fees and non-performing loans.
(2)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest earning assets.
(3)	Determined by dividing net interest income by total average interest-earning assets.
(4)	Determined by dividing interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(5)	Determined by dividing interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

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

	At December 31,
	2022 over 2021			2021 over 2020
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$47,033	$20,290	$67,323	$26,720	$1,311	$28,031
Available-for-sale securities	537	1,318	1,855	3,338	(1,380)	1,958
Held-to-maturity securities	7,781	155	7,936	697	(10)	687
Equity investments	—	6	6	1	(16)	(15)
Overnight deposits	(911)	10,915	10,004	1,925	(2,161)	(236)
Other interest-earning assets	265	66	331	(234)	(4)	(238)
Total interest-earning assets	$54,705	$32,750	$87,455	$32,447	$(2,260)	$30,187
Interest-bearing liabilities:
Money market and savings accounts	$1,581	$13,721	$15,302	$3,622	$(2,650)	$972
Certificates of deposit	(235)	(24)	(259)	(249)	(726)	(975)
Total deposits	1,346	13,697	15,043	3,373	(3,376)	(3)
Borrowed funds	27	228	255	(3,269)	1,379	(1,890)
Total interest-bearing liabilities	1,373	13,925	15,298	104	(1,997)	(1,893)
Change in net interest income	$53,332	$18,825	$72,157	$32,343	$(263)	$32,080

Net interest margin increased 72 basis points to 3.49% for 2022 from 2.77% for 2021 driven largely by the increase in the average balance of loans and the increase in loan and overnight deposit yields partially offset by the decrease in the average balance of overnight deposits and a higher cost of funds.

Total cost of funds for 2022 was 53 basis points compared to 31 basis points for 2021, which reflects the increase in prevailing interest rates and competition for deposits.

Interest Income

Interest income increased $87.5 million to $260.7 million for 2022, as compared to $173.3 million for 2021. The increase from the prior year was primarily due to the $1.4 billion increase in the average balance of loans and securities, and the 55 basis point and 91 basis point increases in average yield for loans and overnight deposits, respectively. The increase in average yields on loans and overnight deposits reflects the increase in prevailing interest rates on existing floating rate loans and overnight deposits, as well as higher yields on new loan production.

Interest Expense

Interest expense increased $15.3 million to $31.6 million for 2022, as compared to $16.3 million for 2021. The increase from the prior year was primarily due to the 52 basis point increases in average yield for money market and savings accounts, which reflects the increase in prevailing interest rates and competition for deposits.

Provision for Loan Losses

The provision for loan losses increased $6.3 million to $10.1 million for 2022, as compared to $3.8 million for 2021, which reflected loan growth.

Non-Interest Income

Non-interest income increased by $2.9 million to $26.6 million for 2022, as compared to $23.7 million for 2021. The increase was driven primarily by increases in Global Payments Group revenue from higher fintech BaaS transactions.

Non-Interest Expense

Non-interest expense increased $61.4 million to $148.7 million for 2022 as compared to $87.3 million for 2021. The increase was driven by the $35.0 million regulatory settlement reserve and increases in compensation and benefits and professional fees. There are ongoing investigations by federal and state governmental entities concerning a prepaid debit card product program that was offered by the Company through an independent program manager. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events.

Compensation and benefits increased $11.4 million to $57.3 million for 2022 as compared to $45.9 million for 2021. This increase was due primarily to an increase in total compensation in line with revenue growth and the increase in the number of full-time employees to 239 for 2022, as compared to 202 for 2021.

Professional fees increased $7.7 million to $14.4 million for 2022 as compared to $6.8 million for 2021, primarily due to an increase in legal fees related to regulatory matters.

Income Tax Expense

The effective tax rate for 2022 was 38.7% compared to 32.4% for 2021. The effective tax rate increased due to the $35.0 million regulatory settlement reserve, partially offset by other discrete tax items. The other discrete items related to the change in the geographical mix regarding state apportionment and a higher favorable deduction for the vesting of restricted stock awards in 2022 compared to the prior year.

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

The following is a table of off-balance sheet arrangements broken out by fixed and variable rate commitments for the periods indicated therein (in thousands):

	At December 31,
	2022		2021		2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused commitments	$40,685	$364,908	$39,676	$346,115	$19,024	$266,696
Standby and commercial letters of credit	53,947	—	49,988	—	34,264	—
	$94,632	$364,908	$89,664	$346,115	$53,288	$266,696

The following is a maturity schedule for the Company’s off-balance sheet arrangements at December 31, 2022 (in thousands):

	Total	2023	2024 - 2025	2026 - 2027	Thereafter
Unused commitments	$405,593	$175,490	$199,664	$28,939	$1,500
Standby and commercial letters of credit	53,947	15,316	33,631	5,000	—
	$459,540	$190,806	$233,295	$33,939	$1,500

Liquidity and Capital Resources

Liquidity is the ability to economically meet current and future financial obligations. The Company’s primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities and borrowings. While maturities and scheduled amortization of loans and securities and borrowings are predictable sources of funds, deposit flows, mortgage prepayments and security sales are greatly influenced by the general level of interest rates and changes thereto, economic conditions and competition.

The Company regularly reviews the need to adjust investments in liquid assets based upon its assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of its asset/liability program. Excess liquidity is generally invested in interest earning deposits and short- and intermediate-term securities.

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given period. At December 31, 2022 and 2021, cash and cash equivalents totaled $257.4 million and $2.4 billion, respectively. Securities classified as AFS, which provide additional sources of liquidity, totaled $445.7 million at December 31, 2022 and $566.6 million at December 31, 2021. There were $25.0 million and $0.0 securities pledged to the FRBNY discount window at December 31, 2022 and 2021, respectively.

At December 31, 2022, the Company had $150.0 million of Federal funds purchased and $100.0 million of FHLBNY advances. At December 31, 2022, the Company had available borrowing capacity of $984.4 million at the FHLBNY, and available borrowing capacity of $137.6 million at the FRBNY discount window.

The Company has no material commitments or demands that are likely to affect its liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any other unforeseen demand or commitment were to occur, the Company could access its borrowing capacity with the FHLB or obtain additional funds through alternative funding sources, including the brokered deposit market.

Time deposits due within one year as of December 31, 2022 totaled $37.6 million, or 0.7% of total deposits. Total time deposits were $52.1 million, or 1.0% of total deposits, at December 31, 2022.

The Company’s primary investing activities are the origination, and to a lesser extent, purchase of loans and securities. The Company originated $1.8 billion and $1.2 billion of loans during the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the Company purchased $33.8 million and $173.6 million of AFS and HTM securities, respectively. During the year ended December 31, 2021, the Company purchased $484.8 million and $383.6 million of AFS and HTM securities, respectively.

Financing activities consist primarily of activity in deposit accounts. Total deposits decreased by $1.2 billion for the year ended December 31, 2022 and increased $2.6 billion during the year ended December 31, 2021. The Company generates deposits from businesses and individuals through client referrals and other relationships and through its retail presence. The Company has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds.

The Company has loan participation agreements with counterparties. The Company is generally the servicer for these loans. If the transfer of the participation interest does not qualify for sale treatment under GAAP, the amount of the loan transferred is recorded as a secured borrowing. There were $7.7 million in secured borrowings as of December 31, 2022 and $32.5 million as of December 31, 2021.

Regulation

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At December 31, 2022 and December 31, 2021, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and the Bank review capital levels on a monthly basis. Below is a table of the Company and Bank’s capital ratios for the periods indicated:

				Minimum Ratio
			Minimum	Required	Minimum
	At	At	Ratio to be	for Capital	Capital
	December 31,	December 31,	“Well	Adequacy	Conservation
	2022	2021	Capitalized”	Purposes	Buffer(1)
The Company
Tier 1 leverage ratio	10.2%	8.5%	N/A	4.0%	—%
Common equity tier 1	12.1%	14.1%	N/A	4.5%	2.5%
Tier 1 risk-based capital ratio	12.5%	14.6%	N/A	6.0%	2.5%
Total risk-based capital ratio	13.4%	16.1%	N/A	8.0%	2.5%

The Bank
Tier 1 leverage ratio	10.0%	8.4%	5.00%	4.0%	—%
Common equity tier 1	12.3%	14.4%	6.50%	4.5%	2.5%
Tier 1 risk-based capital ratio	12.3%	14.4%	8.00%	6.0%	2.5%
Total risk-based capital ratio	13.1%	15.2%	10.00%	8.0%	2.5%

(1) As of December 31, 2022, the capital conservation buffer for the Company and the Bank was 5.4% and 5.1%, respectively, which exceeded the minimum requirement of 2.5% required to be held by banking institutions.

As a result of the Economic Growth Act, banking regulatory agencies adopted a revised definition of “well capitalized” for eligible financial institutions and holding companies with assets of less than $10 billion (a “Qualifying Community Bank”). The rule establishes a CBLR equal to the tangible equity capital divided by the average total consolidated assets. Regulators have established the CBLR to be set at 8.5% through calendar year 2021 and 9% thereafter. The CARES Act, signed into law in response to the COVID-19 pandemic, temporarily reduced the CBLR to 8%. The Company did not elect to be governed by the CBLR framework and plans to continue to measure capital adequacy using the ratios in the table above. At December 31, 2022, the Company’s capital exceeded all applicable requirements.

At both December 31, 2022 and December 31, 2021, total CRE loans were 366.0% and 343.4% of the Bank’s risk-based capital, respectively.

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

The Company manages its exposure to interest rates primarily by structuring its balance sheet in the ordinary course of business. The Company generally originates fixed and floating rate loans with maturities of less than five years. The interest rate risk on these loans is offset by the cost of deposits, where many of such deposits generally pay interest based on a floating rate index. Based upon the nature of operations, the Company is not subject to FX or commodity price risk and does not own any trading assets. In the first quarter of 2020, the Company entered into an interest rate cap derivative contract as part of its interest rate risk management strategy. In the third quarter of 2022, the Company terminated the interest rate cap. For further discussion of the interest rate cap, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion of Financial Condition – Accumulated Other Comprehensive Income.”

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

The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2022 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

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

At December 31, 2022
Change in	Net	Year 1
Interest	Interest	Change
Rates	Income Year 1	from
(basis points)	Forecast	Level
+400	$214,811	(7.39)%
+300	218,743	(5.70)
+200	222,668	(4.01)
+100	227,657	(1.86)
—	231,961	—
-100	235,250	1.42
-200	237,337	2.32
-300	237,128	2.23
-400	240,389	3.63

The table above indicates that at December 31, 2022, in the event of an instantaneous and sustained parallel upward shift of 200 basis points in interest rates, the Company would experience an 4.01% decrease in net interest income. In the event of an instantaneous and sustained parallel downward shift of 100 basis point in interest rates, it would experience a 1.42% increase in net interest income.

Economic Value of Equity Analysis

The Company analyzes the sensitivity of its financial condition to changes in interest rates through an EVE model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the fair value of liabilities assuming various changes in current interest rates. The table below represents an analysis of IRR as measured by the estimated changes in EVE, resulting from instantaneous and sustained parallel shifts in the yield curve (+/- 100, +/- 200, +/- 300 and +/- 400 basis points) at December 31, 2022 (dollars in thousands):

		Estimated		EVE
		Increase (Decrease) in		as a Percentage of Fair
		EVE		Value of Assets (3)
Change in					Increase
Interest Rates	Estimated			EVE	(Decrease)
(basis points) (1)	EVE (2)	Dollars	Percent	Ratio (4)	(basis points)
+400	$546,271	$(202,948)	(27.09)%	9.62	(253.25)
+300	597,219	(152,000)	(20.29)	10.31	(184.21)
+200	648,475	(100,744)	(13.45)	10.97	(118.30)
+100	704,426	(44,793)	(5.98)	11.66	(49.16)
—	749,219	—	—	12.16	—
-100	780,626	31,407	4.19	12.43	27.12
-200	794,931	45,712	6.10	12.44	28.12
-300	789,773	40,554	5.41	12.14	(1.20)
-400	750,021	802	0.11	11.37	(78.79)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

The table above indicates that at December 31, 2022, in the event of an immediate upward shift of 200 basis in interest rates, the Company would experience a 13.45% decrease in its EVE. In the event of an immediate downward shift of 100 basis points in interest rates, the Company would experience a 4.19% increase in its EVE.

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

For the Company’s consolidated financial statements, see index on page 65.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure

a)	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2022. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2022 was effective using these criteria.

The Company’s internal control over financial reporting as of December 31, 2022 has been audited by Crowe LLP, the independent registered public accounting firm that has also audited the Company’s consolidated financial statements as of and for the year ended December 31, 2022. See “Item 8. Financial Statements and Supplementary Data.”

c)	Changes in Internal Control Over Financial Reporting

There were no changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2022 that had materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding the Company’s directors, executive officers and corporate governance is incorporated by reference to the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the SEC within 120 days of December 31, 2022. Specifically, the Company incorporates herein the information regarding its directors and executive officers included in the Proxy Statement under the headings “Proposal 1 — Election of Directors,” “— Executive Officers Who Are Not Directors” and “— Delinquent Section 16(a) Reports.”

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

Item 11.  Executive Compensation

Information regarding executive and director compensation and the Compensation Committee of the Company’s Board of Directors is incorporated herein by reference to the information in the Proxy Statement under the heading “Compensation Matters,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “CEO Pay Ratio” and “Pay Versus Performance.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management are included under the heading “Stock Ownership” in the Proxy Statement and are incorporated herein by reference.

Equity Compensation Plan Information

At December 31, 2022, the Company had the following equity awards outstanding:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options and Restricted Stock Units	Weighted-Average Exercise Price of Outstanding Options and Restricted Stock Units

Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Number of Securities To be Issued Upon Exercise of Outstanding Options and Restricted Stock Units)

Equity Compensation Plans Approved By Security Holders	439,762	47.36	358,572
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	439,762	47.36	358,572

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Related Persons” and “Proposal 1 – Election of Directors – Board Independence” sections of the Company’s 2023 Proxy Statement are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Company’s 2023 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Financial Statements

See index to Consolidated Financial Statements on page 65.

Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under “Part II — Item 8. Financial Statements and Supplementary Data.”

Exhibits Required by Item 601 of SEC Regulation S-K

3.1

Certificate of Incorporation of Metropolitan Bank Holding Corp, as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333 220805)).

3.2

Certificate of Amendment to the Certificate of Incorporation of Metropolitan Bank Holding Corp. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 12, 2021 (File No. 333-254197)).

3.3

Amended and Restated Bylaws of Metropolitan Bank Holding Corp. (incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2021 (File No. 001-38282)).

4.1

Form of Common Stock Certificate of Metropolitan Bank Holding Corp. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S 1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333 220805)).

4.2

Description of Securities of Metropolitan Bank Holding Corp. (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2020 (File No. 001-38282)).

10.1

Amended and Restated Employment Agreement by and among Metropolitan Bank Holding Corp., Metropolitan Commercial Bank and Mark R. DeFazio (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333-220805)).

10.2

Metropolitan Bank Holding Corp. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333-220805)).

10.3

First Amendment to 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282)).

10.4

Second Amendment to 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282)).

10.5

Metropolitan Commercial Bank Amended and Restated Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2017 (File No. 001-38282)).

10.6

Form of Performance Restricted Share Unit Award Agreement - 2009 Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2018 (File No. 001-38282)).

10.7

Amendment One to Restricted Share Agreements - 2009 Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2018 (File No. 001-38282)).

10.8

Form of Restricted Share Agreement - 2009 Plan (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282)).

10.9

Form of Stock Option Agreement - 2009 Plan (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282)).

10.10

Employment Agreement by and between Metropolitan Commercial Bank and Scott Lublin (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2018 (File No. 001-38282)).

10.11

Metropolitan Bank Holding Corp. 2019 Equity (incentive Plan Incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 17, 2019 (File No. 001-38282)).

10.12

Change in Control Agreement between Metropolitan Bank Holding Corp., Metropolitan Commercial Bank and Nick Rosenberg (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2019 (File No. 001-38282)).

10.13

Form of Restricted Stock Unit Award Agreement – 2019 Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333-233465)).

10.14

Form of Performance-Based Restricted Stock Award Agreement – 2019 Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333-233465)).

10.15

Form of Time-Based Restricted Stock Award Agreement – 2019 Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333-233465)).

10.16

Form of Incentive Stock Option Agreement – 2019 Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333-233465)).

10.17

Form of Non-Qualified Stock Option Agreement – 2019 Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333-233465)).

10.18

Metropolitan Bank Holding Corp. 2022 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 20, 2022 (File No. 001-38282)).

10.19	Form of Director Award Agreement
10.20	Form of Executive Award Agreement with Time-Based Vesting
10.21	Form of Executive Award Agreement with Performance-Based Vesting
10.22

Change in Control Agreement between Metropolitan Bank Holding Corp., Metropolitan Commercial Bank and Gregory Sigrist (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2020 (File No. 001-38282)).

10.23	Change in Control Agreement between Metropolitan Bank Holding Corp., Metropolitan Commercial Bank and Laura Capra
21.1	Subsidiaries of Registrant Incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333 220805).
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Inline Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2022 and 2021 (ii) the Consolidated Statements of Operation for the years ended December 31, 2022, 2021, and 2020, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020 (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021, and 2020, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020, and (vi) the notes to the Consolidated Financial Statements

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: February 28, 2023	By:	/s/ Mark R. DeFazio
Mark R. DeFazio
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mark R. DeFazio	President, Chief Executive Officer and Director	February 28, 2023
Mark R. DeFazio	(Principal Executive Officer)

/s/ Gregory A. Sigrist	Executive Vice President and Chief Financial Officer	February 28, 2023
Gregory A. Sigrist	(Principal Financial and Accounting Officer)

/s/ William Reinhardt	Chairman of the Board	February 28, 2023
William Reinhardt

/s/ Dale C. Fredston	Director	February 28, 2023
Dale C. Fredston

/s/ David J. Gold	Director	February 28, 2023
David J. Gold

/s/ Harvey M. Gutman	Director	February 28, 2023
Harvey M. Gutman

/s/ Terence J. Mitchell	Director	February 28, 2023
Terence J. Mitchell

/s/ Robert C. Patent	Director	February 28, 2023
Robert C. Patent

/s/ Maria F. Ramirez	Director	February 28, 2023
Maria F. Ramirez

/s/ Anthony J. Fabiano	Director	February 28, 2023
Anthony J. Fabiano

/s/ George J. Wolf, Jr.	Director	February 28, 2023
George J. Wolf, Jr.

/s/ Chaya Pamula	Director	February 28, 2023
Chaya Pamula

/s/ Katrina Robinson	Director	February 28, 2023
Katrina Robinson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Metropolitan Bank Holding Corp. and Subsidiaries

New York, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Metropolitan Bank Holding Corp. and Subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative and Economic Factors

As described in Note 2 to the consolidated financial statements, management estimates the allowance for loan losses for non-impaired loans using historical loss experience adjusted for qualitative and economic factors based on the risks present for each portfolio segment. These qualitative and economic factors include economic and business conditions, the nature and volume of the portfolio, lending terms and volumes and the severity of past due loans.

We consider auditing management’s application of the qualitative and economic factors in the allowance for loan losses to be a critical audit matter due to the extent of audit effort and degree of auditor subjectivity and judgment required to evaluate the qualitative and economic factors given the volume and nature of factors and the significant management judgment required.

To address this matter, we tested the operating effectiveness of the Company’s controls related to the qualitative and economic factors, including the following:

•	Management’s review of the mathematical accuracy of the allowance for loan losses including the completeness and accuracy of the internal data and the relevance and reliability of external data used as the basis for qualitative and economic factors;
•	Management’s monitoring of the completeness, accuracy and severity of past due loans;

•	Management’s evaluation and approval of the judgments related to the qualitative and economic factors and the resulting allocation for each portfolio segment to the allowance for loan losses; and
•	Management’s evaluation and approval of the overall allowance for loan losses.

Our substantive procedures related to the qualitative and economic factors included the following:

•	Testing the mathematical accuracy of the allowance for loan losses, including the completeness and accuracy of the internal data and the relevance and reliability of external data used as the basis for the qualitative and economic factors;
•	Testing the completeness, accuracy, and severity of past due loans;
•	Evaluating the reasonableness of management’s application of qualitative and economic factors and the resulting allocation for each portfolio segment to the allowance for loan losses; and
•	Testing the reasonableness of the overall allowance for loan losses.

/s/ Crowe LLP

We have served as the Company's auditor since 2008.

New York, New York

February 28, 2023

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	December 31,	December 31,
	2022	2021
Assets
Cash and due from banks	$26,780	$28,864
Overnight deposits	230,638	2,330,486
Total cash and cash equivalents	257,418	2,359,350
Investment securities available for sale, at fair value	445,747	566,624
Investment securities held to maturity (estimated fair value of $437.3 million and $380.1 million at December 31, 2022 and 2021, respectively)	510,425	382,099
Equity investment securities, at fair value	2,048	2,273
Total securities	958,220	950,996
Other investments	22,110	11,998
Loans, net of deferred fees and costs	4,840,523	3,731,929
Allowance for loan losses	(44,876)	(34,729)
Net loans	4,795,647	3,697,200
Receivable from global payments business, net	85,605	39,864
Other assets	148,337	56,950
Total assets	$6,267,337	$7,116,358
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand deposits	$2,422,151	$3,668,673
Interest-bearing deposits	2,855,761	2,766,899
Total deposits	5,277,912	6,435,572
Federal funds purchased	150,000	—
Federal Home Loan Bank of New York advances	100,000	—
Trust preferred securities	20,620	20,620
Subordinated debt, net of issuance cost	—	24,712
Secured borrowings	7,725	32,461
Prepaid third-party debit cardholder balances	10,579	8,847
Other liabilities	124,604	37,157
Total liabilities	5,691,440	6,559,369

Common stock, $0.01 par value, 25,000,000 shares authorized, 10,949,965 and 10,920,569 shares issued and outstanding at December 31, 2022 and 2021, respectively	109	109
Additional paid in capital	389,276	382,999
Retained earnings	240,810	181,385
Accumulated other comprehensive income (loss), net of tax	(54,298)	(7,504)
Total stockholders’ equity	575,897	556,989
Total liabilities and stockholders’ equity	$6,267,337	$7,116,358

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2022, 2021 and 2020

(in thousands, except per share data)

	2022	2021	2020
Interest and dividend income
Loans, including fees	$231,851	$164,528	$136,497
Securities
Taxable	15,432	5,649	3,208
Tax-exempt	203	189	—
Money market funds	—	—	34
Overnight deposits	12,314	2,310	2,546
Other interest and dividends	939	608	812
Total interest income	260,739	173,284	143,097
Interest expense
Deposits	29,284	14,241	14,244
Borrowed funds	893	—	1,742
Trust preferred securities	799	424	572
Subordinated debt	605	1,618	1,618
Total interest expense	31,581	16,283	18,176

Net interest income	229,158	157,001	124,921
Provision for loan losses	10,116	3,816	9,488
Net interest income after provision for loan losses	219,042	153,185	115,433

Non-interest income
Service charges on deposit accounts	5,747	4,755	3,728
Global Payments Group revenue	19,341	16,445	8,464
Other income	1,505	2,497	4,811
Total non-interest income	26,593	23,697	17,003

Non-interest expense
Compensation and benefits	57,290	45,908	39,797
Bank premises and equipment	8,855	8,055	8,340
Professional fees	14,423	6,750	4,122
Technology costs	4,713	5,201	3,387
Licensing fees	10,477	8,606	9,653
FDIC assessments	4,625	3,852	2,041
Regulatory settlement reserve	35,000	—	—
Other expenses	13,354	8,940	7,178
Total non-interest expense	148,737	87,312	74,518

Net income before income tax expense	96,898	89,570	57,918
Income tax expense	37,473	29,015	18,452
Net income	$59,425	$60,555	$39,466

Earnings per common share
Basic earnings	$5.42	$6.64	$4.76
Diluted earnings	$5.29	$6.45	$4.66

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2022, 2021 and 2020

(in thousands)

	2022	2021	2020
Net Income	$59,425	$60,555	$39,466

Other comprehensive income:
Securities available for sale:
Unrealized gain (loss) arising during the period	(76,934)	(14,722)	4,877
Reclassification adjustment for gains included in net income	—	(609)	(3,286)
Tax effect	23,353	4,795	(514)
Net of tax	(53,581)	(10,536)	1,077

Cash flow hedges:
Unrealized gain (loss) arising during the period	11,704	2,957	(1,925)
Reclassification adjustment for gains included in net income	(1,949)	—	—
Tax effect	(2,968)	(898)	614
Net of tax	6,787	2,059	(1,311)

Total other comprehensive income (loss)	(46,794)	(8,477)	(234)

Comprehensive Income (Loss)	$12,631	$52,078	$39,232

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2022, 2021 and 2020

(in thousands, except share data)

	Preferred Stock,		Common		Additional	Retained	AOCI (Loss),
	Class B		Stock		Paid-in Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	—	$—	10,920,569	$109	$382,999	$181,385	$(7,504)	$556,989
Net issuance of common stock under stock compensation plans	—	—	48,479	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	—	—	7,836	—	—	7,836
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	—	—	(19,083)	—	(1,559)	—	—	(1,559)
Net income	—	—	—	—	—	59,425	—	59,425
Other comprehensive income (loss)	—	—	—	—	—	—	(46,794)	(46,794)
Balance at December 31, 2022	—	$—	10,949,965	$109	$389,276	$240,810	$(54,298)	$575,897

Balance at January 1, 2021	272,636	$3	8,295,272	$82	$218,899	$120,830	$973	$340,787
Issuance of common stock	—	—	2,300,000	23	162,664	—	—	162,687
Preferred Stock converted to Common Stock	(272,636)	(3)	272,636	3	—	—	—	—
Net issuance of common stock under stock compensation plans	—	—	101,291	1	—	—	—	1
Employee and non-employee stock-based compensation	—	—	—	—	4,821	—	—	4,821
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	—	—	(48,630)	—	(3,385)	—	—	(3,385)
Net income	—	—	—	—	—	60,555	—	60,555
Other comprehensive income (loss)	—	—	—	—	—	—	(8,477)	(8,477)
Balance at December 31, 2021	—	$—	10,920,569	$109	$382,999	$181,385	$(7,504)	$556,989

Balance at January 1, 2020	272,636	$3	8,312,918	$82	$216,468	$81,364	$1,207	$299,124
Net issuance of common stock under stock compensation plans	—	—	(3,298)	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	—	—	3,312	—	—	3,312
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	—	—	(14,348)	—	(881)	—	—	(881)
Net income	—	—	—	—	—	39,466	—	39,466
Other comprehensive income (loss)	—	—	—	—	—	—	(234)	(234)
Balance at December 31, 2020	272,636	$3	8,295,272	$82	$218,899	$120,830	$973	$340,787

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2022, 2021 and 2020

(in thousands)

	2022	2021	2020
Cash flows from operating activities
Net income	$59,425	$60,555	$39,466
Adjustments to reconcile net income to net cash:
Net depreciation amortization and accretion	4,338	5,063	4,603
Provision for loan losses	10,116	3,816	9,488
Stock-based compensation	7,836	4,821	3,312
Net change in deferred loan fees	5,374	2,332	296
Deferred income tax (benefit) expense	(4,000)	(120)	290
(Gain) loss on sale of securities	—	(609)	(3,286)
(Gain) loss on sale of loans	—	—	190
Dividends earned on CRA fund	(33)	(22)	(41)
Unrealized (gain) loss on equity securities	258	62	(48)
Net change in:
Receivable from global payments, net	(45,741)	(12,605)	(15,678)
Third-party debit cardholder balances	1,732	(6,983)	16,227
Other assets	3,407	6,167	(5,121)
Other liabilities	43,179	(25,200)	37,572
Net cash provided by (used in) operating activities	85,891	37,277	87,270

Cash flows from investing activities
Loan originations, purchases and payments, net	(1,113,963)	(618,323)	(476,419)
Proceeds from loans sold	—	16,622	11,476
Redemptions of other investments	20,030	7	10,980
Purchases of other investments	(30,142)	(407)	(1,140)
Purchase of securities available-for-sale	(33,776)	(484,793)	(234,366)
Purchase of securities held-for-investment	(173,625)	(383,619)	—
Proceeds from sales and calls of securities available-for-sale	—	43,241	141,422
Proceeds from paydowns of securities available-for-sale	76,728	124,118	64,973
Proceeds from paydowns of securities held-to-maturity	44,643	4,152	932
Purchase of derivative contract	—	—	(2,980)
Purchase of premises and equipment, net	(19,245)	(3,995)	(3,913)
Net cash provided by (used in) investing activities	(1,229,350)	(1,302,997)	(489,035)

Cash flows from financing activities
Proceeds from issuance of common stock, net	—	162,687	—
Proceeds from issuance of Federal funds purchased	150,000	—	—
Proceeds from FHLB advances	975,100	150	—
Repayments of FHLB advances	(875,100)	(150)	(144,000)
Proceeds from exercise of stock options	194	—	—
Redemption of common stock for tax withholdings for restricted stock vesting	(1,559)	(3,385)	(881)
Redemption of subordinated debt	(24,712)	—	—
Proceeds from (repayments of) secured borrowings, net	(24,736)	(4,503)	(6,008)
Net increase (decrease) in deposits	(1,157,660)	2,605,966	1,027,739
Net cash provided by (used in) financing activities	(958,473)	2,760,765	876,850

Increase (decrease) in cash and cash equivalents	(2,101,932)	1,495,045	475,085
Cash and cash equivalents at the beginning of the period	2,359,350	864,305	389,220
Cash and cash equivalents at the end of the period	$257,418	$2,359,350	$864,305

Supplemental information
Cash paid for:
Interest	$31,599	$16,249	$18,693
Income Taxes	$35,304	$24,165	$19,085
Non-cash item:
Transfer of loans from held-for-investment to held-for-sale	$—	$17,492	$1,716

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s primary deposit products are checking, savings, and term deposit accounts, and its deposit accounts are insured by the FDIC up to the maximum amounts allowed by law. In addition to traditional commercial banking products, the Company offers corporate cash management and retail banking services and, through its Global Payments Group (“global payments business”), provides BaaS to its fintech partners, which includes serving as an issuing bank for third-party managed debit card programs nationwide and providing other services and financial infrastructure, including cash settlement and custodian deposit services.

The Company and the Bank are subject to the regulations of certain state and federal agencies and, accordingly, are periodically examined by those regulatory authorities. The Company’s business is affected by state and federal legislation and regulations.

NOTE 2 — BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform with GAAP and predominant practices within the U.S. banking industry. The Consolidated Financial Statements (the “financial statements”) include the accounts of the Company and the Bank. All intercompany balances and transactions have been eliminated. The financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Use of Estimates

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Receivable from Global Payments Business, Net

Receivables from the global payments business are predominantly related to prepaid credit card programs.

Revenue Recognition

Any revenues from contracts with customers, which are not exempt from the accounting requirements under ASC 606, Revenue from Contracts with Customers, are accounted for using the five-step method prescribed by the ASC. These revenue items are debit card income, service charges on deposit accounts and other service charges. In accordance with the ASC, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these services. The Company applies the following five steps to properly recognize revenue: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The majority of the Company’s revenue is derived from interest income on loans, which is not subject to the ASC.

Licensing Fees

Licensing fees on certain deposit accounts held by bankruptcy trustees are expensed as incurred. These accounts require the use of a software interface provided by a third party. Bankruptcy accounts subject to the licensing fees amounted to  $425.3 million and $934.3 million at December 31, 2022 and 2021, respectively.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 22, 2020, the banking regulators and the FASB issued guidance to financial institutions who were working with borrowers affected by COVID-19 (the “COVID-19 Guidance”). The COVID-19 Guidance indicated that regulatory agencies will not criticize institutions for working with borrowers and will not direct banks to automatically categorize all COVID-19 related loan modifications as TDRs. In addition, the COVID-19 Guidance noted that modification or deferral programs mandated by the federal or a state government related to COVID-19 would not be in the scope of Accounting Standards Codification Subtopic 310-40 – Receivables – Troubled Debt Restructurings by Creditors (“ASC 310-40”), such as state programs that require all institutions within that state to suspend mortgage payments for a specified period.

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

The following portfolio segments have been identified: CRE loans, Construction loans, Multi-Family loans, One-to Four -Family loans, C&I, and Consumer loans.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

One-to Four-Family — One-to four-family loans are generally made on the basis of the borrower’s ability to make repayment from his or her employment income or other income, and which are secured by real property whose value tends to be more easily ascertainable. Repayment of one-to four-family loans is subject to adverse employment conditions in the local economy leading to increased default rates and decreased market values, including from oversupply in a geographic area. In general, these loans depend on the borrower’s continuing financial stability and, therefore, are likely to be adversely affected by various factors, including job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

Consumer — Historically, the Company purchased loans made to licensed medical professionals on an unsecured basis. However, this practice was discontinued in 2019. Consumer loans are comprised of these loans and student loans, which were also purchased. As a result, repayment of such loans are subject, to a greater extent than loans secured by collateral, to the financial condition of the borrower.

Goodwill

Goodwill and certain other intangibles generally arise from business combinations accounted for under the purchase method of accounting. Goodwill and other intangibles deemed to have indefinite lives generated from business combinations are not subject to amortization and are instead tested for impairment not less than annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company changed its annual goodwill impairment testing date from December 31 to October 1 to better align with the timing of our annual planning process. Accordingly, management determined that the change in accounting principle is preferable under the circumstance. This change has been applied starting with the October 1, 2022 impairment test. This change was not material to our consolidated financial statements as it did not delay, accelerate, or avoid any potential goodwill impairment charges.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The goodwill of $9.7 million is associated with a purchase of the prepaid third-party debit card business. Based on the Company’s annual impairment assessments no impairment of goodwill existed as of October 1, 2022 or December 31, 2021.

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

The Company also awards PRSUs to employees. The PRSUs are classified as either equity or a liability, depending on certain criteria provided in ASC 718, Stock Based Compensation. This classification affects whether the measurement of fair value is fixed (i.e., measured only once) on the grant date or whether fair value will be remeasured each reporting period until settled. On the grant date, the estimate of equity-classified awards’ fair value would be fixed, the cumulative amount of previously recognized compensation cost would be adjusted, and the Company would no longer have to remeasure the award. If the award is liability-classified, the awards would continue to be marked to fair value each reporting period until settlement. The Company recognizes compensation cost for awards with performance conditions if and when it concludes that it is probable that the performance conditions will be achieved. The Company assesses the probability of vesting (i.e., that the performance conditions will be met) at each reporting period and, if required, adjusts compensation cost based on its probability assessment.

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

Leases

As of December 31, 2022, the Company follows ASC 842, Leases. The Company’s real estate leases are recognized as operating leases. The related ROU lease assets and liabilities are recognized to reflect our right to use the underlying assets and contractual obligations associated with future rent payments. ROU assets are included in other assets and lease liabilities are included in other liabilities on the consolidated statements of financial condition. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term. On a periodic basis, ROU assets are assessed for impairment and an impairment loss would be recognized if the carrying amount of the ROU asset is not recoverable. See “NOTE 3 — SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS,” for a discussion on the adoption of this ASC.

Prior to 2022, operating leases were not recognized on the Company’s consolidated statements of financial condition. Operating lease expense for lease payments were recognized on a straight-line basis over the lease term in the Company’s consolidated statements of operations.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the estimated useful lives of the assets by the straight-line method with useful lives ranging from three to thirty years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated lives of the improvements.

Other Investments

Other investments include FRB and FHLB stock. The Company is a member of the FRB and the FHLB system. FHLB members are required to own membership stock and purchase activity-based stock that is based on the level of outstanding borrowings. FRB and FHLB stock are carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Company held FRB and FHLB stock of $11.4 million and $9.2 million, respectively, as of December 31, 2022. As of December 31, 2021, the Company held FRB and FHLB stock of $7.4 million and $3.1 million, respectively. Other investments also include a $1.0 million investment in The Disability Opportunity Fund, which is an equity equivalent investment in a community development financial institution.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restrictions on Cash

Cash on hand or on deposit with the FRB to meet regulatory reserve and clearing requirements was $226.7 million and $2.3 billion as of December 31, 2022 and 2021, respectively. Also included in cash was $13.3 million and $10.8 million of cash held in escrow and collateral accounts for third-party debit card program managers at December 31, 2022 and 2021, respectively. Additionally, there was $693,000 and $683,000 of cash pledged for a related collateral account at December 31, 2022 and 2021, respectively.

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

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of liquid markets for certain items. Changes in assumptions or in market conditions could significantly affect the estimates.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Operating segment

While department heads monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

NOTE 3 — SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

Pursuant to the JOBS Act, an EGC is provided the option to adopt new or revised accounting standards that may be issued by the FASB or the SEC either (i) within the same periods as those otherwise applicable to non-EGCs or (ii) within the same time periods as private companies. The Company’s EGC status ended on December 31, 2022, which was the last day of the fiscal year of the Company following the fifth anniversary of the date of the first sale of common equity securities of the Company pursuant to an effective registration statement under the Securities Act of 1933.

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842), which requires lessees to recognize a lease liability for the obligation to make lease payments and a corresponding ROU asset representing the right to use the underlying asset for the lease term on the balance sheet. The Company adopted this guidance on December 31, 2022 with an effective date of January 1, 2022. This guidance was adopted using a modified retrospective approach. The Company recorded lease assets and liabilities of $44.3 million and $48.4 million, respectively. In accordance with the guidance, $4.1 million of deferred rent was reclassified from liabilities and netted with the ROU asset. There was no cumulative effect adjustment recorded to retained earnings upon adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (ASC 326), which requires the measurement of all expected credit losses for financial assets held at amortized cost to be based on historical experience, current condition, and reasonable and supportable forecasts. ASU 2016-2013 requires that financial institutions and other organizations will use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration. The Company adopted this guidance effective January 1, 2023 using a modified retrospective approach and will record a pre-tax cumulative effect adjustment that will increase the ACL for loans and unfunded commitments by approximately 7% to 11% with a corresponding decrease in retained earnings.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The Company adopted this guidance effective January 1, 2023, which did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (ASC 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step in the goodwill impairment test, which requires an entity to

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The Company adopted the standard beginning January 1, 2021, which did not have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU were effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications at the instrument level as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. In January 2021 the FASB issued ASU 2021-01. The amendments in this ASU clarify that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in ASC 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform.

In December 2022, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848): Deferral of Sunset Date of Topic 848. ASU 2020-04 defers the sunset date of ASC 848 from December 31, 2022, to December 31, 2024 because the current relief in ASC 848 did not cover the current June 30, 2023 intended cessation date for the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR. Management has established a working group to evaluate the impact of the transition from LIBOR on the Company and its consolidated financial statements. The working group has developed an inventory of impacted contracts and client relationships and is in the process of assessing LIBOR alternatives and how such alternatives may be implemented.

NOTE 4 — INVESTMENT SECURITIES

The following tables summarizes the amortized cost and fair value of AFS and HTM debt securities and equity investments and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses recognized in earnings (in thousands):

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2022	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,996	$—	$(8,624)	$59,372
U.S. State and Municipal securities	11,649	—	(2,437)	9,212
Residential MBS	413,998	279	(75,729)	338,548
Commercial MBS	37,069	10	(2,229)	34,850
Asset-backed securities	3,953	—	(188)	3,765
Total securities available-for-sale	$534,665	$289	$(89,207)	$445,747

Held-to-Maturity Securities:
U.S. Treasury securities	$29,852	$—	$(2,223)	$27,629
U.S. State and Municipal securities	15,814	—	(2,609)	13,205
Residential MBS	456,648	—	(67,027)	389,621
Commercial MBS	8,111	—	(1,276)	6,835
Total securities held-to-maturity	$510,425	$—	$(73,135)	$437,290

Equity Investments:
CRA Mutual Fund	$2,358	$—	$(310)	$2,048
Total equity investment securities	$2,358	$—	$(310)	$2,048

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2021	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,994	$—	$(1,660)	$66,334
U.S. State and Municipal securities	11,799	—	(300)	11,499
Residential MBS	476,393	623	(10,465)	466,551
Commercial MBS	17,787	219	(379)	17,627
Asset-backed securities	4,635	—	(22)	4,613
Total securities available-for-sale	$578,608	$842	$(12,826)	$566,624

Held-to-Maturity Securities:
U.S. Treasury securities	$29,811	$6	$(43)	$29,774
U.S. State and Municipal securities	16,055	299	—	16,354
Residential MBS	328,095	105	(2,259)	325,941
Commercial MBS	8,138	—	(99)	8,039
Total securities held-to-maturity	$382,099	$410	$(2,401)	$380,108

Equity Investments:
CRA Mutual Fund	$2,326	$—	$(53)	$2,273
Total equity investment securities	$2,326	$—	$(53)	$2,273

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the proceeds and associated gains and (losses) from sales and calls of securities (in thousands):

	Year ended December 31,
	2022	2021	2020
Proceeds	$—	$43,241	$141,422
Gross gains	$—	$609	$3,286
Tax impact	$—	$(197)	$(1,036)

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

	Held-to-Maturity		Available-for-Sale
At December 31, 2022	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$—	$—
After 1 year through 5 years	29,852	27,630	54,736	48,959
After 5 years through 10 years	9,505	8,130	36,043	32,872
After 10 years	471,068	401,530	443,886	363,916
Total Securities	$510,425	$437,290	$534,665	$445,747

	Held-to-Maturity		Available-for-Sale
At December 31, 2021	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$—	$—
After 1 year through 5 years	29,811	29,774	48,515	47,370
After 5 years through 10 years	9,973	9,912	36,242	36,024
After 10 years	342,315	340,422	493,851	483,230
Total Securities	$382,099	$380,108	$578,608	$566,624

There were $25.0 million and $0.0 securities pledged to the FRBNY discount window at December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, all Residential and Commercial MBS held by the Company were issued by U.S. government-sponsored entities and agencies.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2022	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$59,372	$(8,624)	$59,372	$(8,624)
U.S. State and Municipal securities	2,546	(527)	6,666	(1,910)	9,212	(2,437)
Residential MBS	19,576	(1,654)	305,936	(74,075)	325,512	(75,729)
Commercial MBS	13,406	(198)	11,386	(2,031)	24,792	(2,229)
Asset-backed securities	—	—	3,765	(188)	3,765	(188)
Total securities available-for-sale	$35,528	$(2,379)	$387,125	$(86,828)	$422,653	$(89,207)

Held-to-Maturity Securities:
U.S. Treasury securities	$18,683	$(1,365)	$8,946	$(858)	$27,629	$(2,223)
U.S. State and Municipal securities	13,205	(2,609)	—	—	13,205	(2,609)
Residential MBS	162,960	(19,625)	226,661	(47,402)	389,621	(67,027)
Commercial MBS	—	—	6,835	(1,276)	6,835	(1,276)
Asset-backed securities	—	—	—	—	—	—
Total securities held-to-maturity	$194,848	$(23,599)	$242,442	$(49,536)	$437,290	$(73,135)

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2021	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$29,267	$(730)	$37,067	$(930)	$66,334	$(1,660)
U.S. State and Municipal securities	8,372	(300)	—	—	8,372	(300)
Residential MBS	423,686	(9,727)	12,931	(738)	436,617	(10,465)
Commercial MBS	11,202	(296)	3,511	(83)	14,713	(379)
Asset-backed securities	4,613	(22)	—	—	4,613	(22)
Total securities available-for-sale	$477,140	$(11,075)	$53,509	$(1,751)	$530,649	$(12,826)

Held-to-Maturity Securities:
U.S. Treasury securities	$9,697	$(43)	$—	$—	$9,697	$(43)
Residential MBS	301,896	(2,259)	—	—	301,896	(2,259)
Commercial MBS	8,039	(99)	—	—	8,039	(99)
Total securities held-to-maturity	$319,632	$(2,401)	$—	$—	$319,632	$(2,401)

The Company did not consider these securities to be OTTI at December 31, 2022 or 2021 since the decline in market value was attributable to changes in interest rates and not to changes in credit quality. In addition, the Company does not intend to sell and does not believe that it is more likely than not that it will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no impairment loss was recognized during the years ended December 31, 2022 or 2021.

At December 31, 2022 and 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — LOANS

Loans, net of deferred fees and costs, consist of the following (in thousands):

	At December 31,
	2022	2021
Real estate
Commercial	$3,254,508	$2,488,382
Construction	143,693	151,791
Multi-family	468,540	355,290
One-to four-family	53,207	57,163
Total real estate loans	3,919,948	3,052,626
Commercial and industrial	908,616	654,535
Consumer	24,931	32,366
Total loans	4,853,495	3,739,527
Deferred fees, net of origination costs	(12,972)	(7,598)
Loans, net of deferred fees and costs	4,840,523	3,731,929
Allowance for loan losses	(44,876)	(34,729)
Net loans	$4,795,647	$3,697,200

Included in C&I loans at December 31, 2022 and 2021 were $97,000 and $561,000, respectively, of PPP loans. Also included in C&I loans at December 31, 2022 and 2021 were $0.0 and $4.1 million, respectively, of loans held for sale, measured at the lower of cost or fair value.

The following tables present the activity in the ALLL by segment. The portfolio segments represent the categories that the Company uses to determine its ALLL (in thousands):

	Commercial	Commercial			One-to four-
Year ended December 31, 2022	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$22,216	$7,708	$2,105	$2,156	$140	$404	$34,729
Provision (credit) for loan losses	7,280	2,540	(122)	667	(35)	(214)	10,116
Loans charged-off	—	—	—	—	—	—	—
Recoveries	—	26	—	—	—	5	31
Total ending allowance balance	$29,496	$10,274	$1,983	$2,823	$105	$195	$44,876

	Commercial	Commercial			One-to four-
Year ended December 31, 2021	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$17,243	$12,123	$1,593	$2,661	$206	$1,581	$35,407
Provision (credit) for loan losses	4,973	24	512	(505)	(66)	(1,122)	3,816
Loans charged-off	—	(4,764)	—	—	—	(55)	(4,819)
Recoveries	—	325	—	—	—	—	325
Total ending allowance balance	$22,216	$7,708	$2,105	$2,156	$140	$404	$34,729

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance in the ALLL and the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	Commercial	Commercial			One-to four-
At December 31, 2022	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$24	$24
Collectively evaluated for impairment	29,496	10,274	1,983	2,823	105	171	44,852
Total ending allowance balance	$29,496	$10,274	$1,983	$2,823	$105	$195	$44,876
Loans:
Individually evaluated for impairment	$26,740	$—	$—	$—	$899	$24	$27,663
Collectively evaluated for impairment	3,227,768	908,616	143,693	468,540	52,308	24,907	4,825,832
Total ending loan balance	$3,254,508	$908,616	$143,693	$468,540	$53,207	$24,931	$4,853,495

	Commercial	Commercial			One-to four-
At December 31, 2021	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$26	$170	$196
Collectively evaluated for impairment	22,216	7,708	2,105	2,156	114	234	34,533
Total ending allowance balance	$22,216	$7,708	$2,105	$2,156	$140	$404	$34,729
Loans:
Individually evaluated for impairment	$38,518	$—	$—	$—	$946	$302	$39,766
Collectively evaluated for impairment	2,449,864	654,535	151,791	355,290	56,217	32,064	3,699,761
Total ending loan balance	$2,488,382	$654,535	$151,791	$355,290	$57,163	$32,366	$3,739,527

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present loans individually evaluated for impairment (in thousands). The recorded investment in loans excludes accrued interest receivable and loan origination fees.

	At December 31, 2022			Year ended December 31, 2022
			Allowance
	Unpaid		for Loan	Average	Interest
	Principal	Recorded	Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With an allowance recorded:
Consumer	$24	$24	$24	79	—
Total	$24	$24	$24	$79	$—

Without an allowance recorded:
One-to four-family	$1,176	$899	$—	$832	$31
CRE	27,984	26,740	—	30,142	1,041
Total	$29,160	$27,639	$—	$30,974	$1,072

	At December 31, 2021			Year ended December 31, 2021
			Allowance
	Unpaid		for Loan	Average	Interest
	Principal	Recorded	Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With an allowance recorded:
One-to four-family	$577	$447	$26	$462	$21
Consumer	302	302	170	1,766	84
C&I	—	—	—	2,726	—
Total	$879	$749	$196	$4,954	$105

Without an allowance recorded:
One-to four-family	$646	$499	$—	$509	$26
CRE	38,518	38,518	—	15,975	325
C&I	—	—	—	77	—
Total	$39,164	$39,017	$—	$16,561	$351

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		At December 31, 2020		Year ended December 31, 2020
			Allowance
	Unpaid		for Loan	Average	Interest
	Principal	Recorded	Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With an allowance recorded:
One-to four-family	$610	$480	$53	$491	$19
Consumer	2,197	2,197	1,203	1,503	88
C&I	4,192	4,192	3,662	3,456	—
Total	$6,999	$6,869	$4,918	$5,450	$107

Without an allowance recorded:
One-to four-family	$666	$519	$—	$996	$20
CRE	10,345	10,345	—	2,360	38
C&I	—	—	—	951	—
Total	$11,011	$10,864	$—	$4,307	$58

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

The following tables present the recorded investment in non-accrual loans, loans past due over 90 days and still accruing by class of loans (in thousands):

		Loans Past Due
		Over 90 Days
At December 31, 2022	Nonaccrual	Still Accruing
Consumer	$24	$—
Total	$24	$—

		Loans Past Due
		Over 90 Days
At December 31, 2021	Nonaccrual	Still Accruing
Commercial real estate	$9,984	$—
Consumer	37	265
Total	$10,021	$265

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest income that would have been recorded for the years ended December 31, 2022, 2021 and 2020, had non-accrual loans been current according to their original terms, was immaterial.

The following table presents the aging of the recorded investment in past due loans by class of loans (in thousands):

			90
	30-59	60-89	Days and	Total past	Current
At December 31, 2022	Days	Days	greater	due	loans	Total
Commercial real estate	$—	$24,000	$—	$24,000	$3,230,508	$3,254,508
Commercial & industrial	37	—	—	37	908,579	908,616
Construction	—	—	—	—	143,693	143,693
Multi-family	8,000	—	—	8,000	460,540	468,540
One-to four-family	—	—	—	—	53,207	53,207
Consumer	21	—	24	45	24,886	24,931
Total	$8,058	$24,000	$24	$32,082	$4,821,413	$4,853,495

			90
	30-59	60-89	Days and	Total past	Current
At December 31, 2021	Days	Days	greater	due	loans	Total
Commercial real estate	$—	$—	$9,984	$9,984	$2,478,398	$2,488,382
Commercial & industrial	151	—	—	151	654,384	654,535
Construction	—	—	—	—	151,791	151,791
Multi-family	—	—	—	—	355,290	355,290
One-to four-family	—	—	—	—	57,163	57,163
Consumer	93	94	302	489	31,877	32,366
Total	$244	$94	$10,286	$10,624	$3,728,903	$3,739,527

Troubled Debt Restructurings

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired.

Included in impaired loans at both December 31, 2022 and 2021 were $1.2 million and $1.3 million, respectively, of loans modified as TDRs. The ALLL for TDRs was $0.0 and $26,000 as of December 31, 2022 and 2021, respectively. All TDRs at December 31, 2022 and 2021 were performing in accordance with their restructured terms. During the years ended December 31, 2022 and 2021, there were no payment defaults on any loans previously identified as TDRs. There were no loans modified as a TDR during the years ended December 31, 2022 or 2021. The Company has not committed to lend additional amounts as of December 31, 2022 to customers with outstanding loans that are classified as TDRs. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed pursuant to the Company’s internal underwriting policy. The following table presents the recorded investment in TDRs by class of loans (in thousands):

	December 31,
	2022	2021
Commercial real estate	$325	$342
One-to four-family	899	946
Total	$1,224	$1,288

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Except for one-to four-family loans and consumer loans, the Company analyzes loans individually by classifying the loans as to credit risk at least annually. For one-to four-family loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan, which was previously presented. An analysis is performed on a quarterly basis for loans classified as special mention, substandard, or doubtful. The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above are classified as pass-rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
At December 31, 2022	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$3,192,212	$35,881	$26,415	$—	$3,254,508
Commercial & industrial	876,867	31,749	—	—	908,616
Construction	143,693	—	—	—	143,693
Multi-family	468,540	—	—	—	468,540
Total	$4,681,312	$67,630	$26,415	$—	$4,775,357

		Special
At December 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$2,449,864	$342	$38,176	$—	$2,488,382
Commercial & industrial	646,251	4,177	4,107	—	654,535
Construction	151,791	—	—	—	151,791
Multi-family	355,290	—	—	—	355,290
Total	$3,603,196	$4,519	$42,283	$—	$3,649,998

COVID-19 Loan Modifications

As of December 31, 2022, the Company had one loan amounting to $20.8 million, or 0.43% of total loans, that was modified in accordance with the COVID-19 Guidance and the CARES Act. As of December 31, 2022, related principal payment deferrals were $20.8 million, or 0.43% of total loans, while none were full payment deferrals.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, the Company had 8 loans amounting to $48.9 million, or 1.31% of total loans, that were modified in accordance with the COVID-19 Guidance and the CARES Act. As of December 31, 2021, principal payment deferrals were $39.1 million, or 1.05% of total loans, while full payment deferrals were $9.9 million, or 0.26% of total loans.

NOTE 6 — LEASES

The Company leases its corporate office, banking centers and loan production offices. The following tables present the Company’s lease cost and other information related to its operating leases (dollars in thousands):

At December 31,
2022
Supplemental balance sheet information:
Lease assets	$44,339
Lease liabilities	$48,364
Weighted average remaining lease term in years	11
Weighted average discount rate	2.26%

Year Ended
December 31,
2022
Operating Lease cost	$5,405
Cash paid for amount included in the measurement of operating lease liabilities	$4,864

The following table presents the remaining maturity of lease liabilities as well as the reconciliation of undiscounted lease payments to the discounted operating lease liabilities (in thousands):

At December 31,
2022
Lease liabilities maturing in:
2023	$5,202
2024	4,976
2025	4,990
2026	5,008
2027	4,632
Thereafter	30,276
Total	$55,084
Less: Present value discount	(6,720)
Total lease liabilities	$48,364

Total rent expense for the year ended December 31, 2021 and 2020 was $4.9 million and $4.7 million, respectively.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

	At December 31,
	2022	2021
Furniture and Equipment	$14,451	$13,032
Land, buildings and improvements	13,479	—
Leasehold Improvements	20,595	16,266
Total Premises and Equipment	48,525	29,298
Less accumulated depreciation and amortization	(16,656)	(14,182)
Total Premises and Equipment, net	$31,869	$15,116

Depreciation and amortization expense amounted to $2.5 million, $2.4 million and $2.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 8 — DEPOSITS

Deposits consisted of the following (in thousands):

	At December 31,
	2022	2021

Noninterest bearing demand accounts	$2,422,151	$3,668,673
Money market	2,792,554	2,666,983
Savings accounts	11,144	20,930
Time deposits	52,063	78,986
Total deposits	$5,277,912	$6,435,572

Time deposits greater than $250,000 at December 31, 2022 and 2021 were $30.8 million and $39.4 million, respectively.

The following table presents the scheduled annual maturities of time deposits (in thousands):

At December 31,
2022
2023	$37,614
2024	11,263
2025	2,362
2026	349
2027	475
Total time deposits	$52,063

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — BORROWINGS

Federal Funds Purchased and FHLB Advances

Federal funds purchased and FHLBNY advances consisted of the following (in thousands):

			Interest expense
	At December 31,		Year Ended December 31,
	2022	2021	2022	2021	2020
Federal funds purchased	$150,000	$—	$601	$—	$—
Federal Home Loan Bank of New York advances	$100,000	$—	$292	$—	$1,742

Federal funds purchased are generally overnight transactions and had a weighted average interest rate of 4.65% at December 31, 2022. The FHLBNY advances at December 31, 2022 have a maturity date of January 11, 2023 and a fixed interest rate of 4.58%.

At December 31, 2022, the Company had available borrowing capacity of $984.4 million at the FHLBNY, and available borrowing capacity of $137.6 million at the FRBNY discount window.

Trust Preferred Securities Payable

On December 7, 2005, the Company established MetBank Capital Trust I, a Delaware statutory trust (“Trust I”). The Company received all of the common stock of Trust I in exchange for contributed capital of $310,000. Trust I issued $10.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust I’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust I, mature on December 9, 2035 and bear interest at a floating rate of three-month LIBOR plus 1.85%. The Debentures are callable at any time. The interest rates were 5.93% and 1.97% as of December 31, 2022 and 2021, respectively.

On July 14, 2006, the Company established MetBank Capital Trust II, a Delaware statutory trust (“Trust II”). The Company received all of the common stock of Trust II in exchange for contributed capital of $310,000. Trust II issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust II’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures II”) issued by the Company. The Debentures II, the sole assets of Trust II, mature on October 7, 2036, and bear interest at a floating rate of three-month LIBOR plus 2.00%. The Debentures II are callable at any time. The interest rates were 6.08% and 2.12% as of December 31, 2022 and 2021, respectively.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subordinated Debt

On March 8, 2017, the Company issued $25.0 million of subordinated notes to accredited institutional investors.  The subordinated notes had a maturity date of March 15, 2027 and an interest rate of 6.25% per annum. During the first quarter of 2022, the Company redeemed all of the subordinated debt, plus accrued interest.

LIBOR Transition

The terms of the trust preferred securities may be impacted by the transition from LIBOR to an alternative U.S. dollar reference interest rate, potentially SOFR, in 2023. The overnight and 1-, 3-, 6- and 12-month USD LIBOR settings will cease to be published or cease to be representative after June 30, 2023. All other LIBOR settings ceased to be published or to be representative as of December 31, 2021. Management is currently evaluating the impact of the transition on the trust preferred securities.

NOTE 10 — INCOME TAXES

Income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$27,311	$16,883	$10,936
State and local	14,162	12,252	7,226
Total current	41,473	29,135	18,162
Deferred
Federal	(1,919)	(405)	139
State and local	(2,081)	285	151
Total deferred	(4,000)	(120)	290
Total income tax expense	$37,473	$29,015	$18,452

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities consist of the following (in thousands):

	At December 31,
	2022	2021
Deferred tax assets:
Allowance for loan losses	$13,698	$10,670
Lease liabilities	14,782	—
Net unrealized loss on securities available for sale	27,084	3,731
Off balance sheet reserves	55	55
Restricted stock	1,140	252
Tangible asset	7	10
Non-qualified stock options	285	286
Other	95	—
Total gross deferred tax assets	57,146	15,004
Deferred tax liabilities:
Right of use lease asset	13,551	—
Depreciation and amortization	4,390	3,229
Net unrealized gain on interest rate cap	3,302	334
Prepaid assets	548	459
Other	—	12
Total gross deferred tax liabilities	21,791	4,034
Net deferred tax asset, included in other assets	$35,355	$10,970

The following is a reconciliation of the Company’s statutory federal income tax rate to its effective tax rate (in thousands):

	For the year ended December 31,
	2022		2021		2020
	Tax expense/		Tax expense/		Tax expense/
	(benefit)	Rate	(benefit)	Rate	(benefit)	Rate
Pretax income at statutory rates	$20,349	21.00%	$18,810	21.00%	$12,163	21.00%
State and local taxes, net of federal income tax benefit	9,544	9.85	9,904	11.06	5,828	10.06
Nondeductible expenses	8,175	8.44	680	0.76	457	0.79
Stock options	(302)	(0.31)	—	—	—	—
Excess tax deduction on equity awards	—	—	(467)	(0.52)	(59)	(0.10)
Tax-exempt income, net	(106)	(0.11)	(51)	(0.06)	—	—
Other	(187)	(0.20)	139	0.15	63	0.11
Effective income tax expense/rate	$37,473	38.67%	$29,015	32.39%	$18,452	31.86%

The Company and the Bank filed consolidated Federal, New York State, Connecticut and New York City tax returns in 2022 and 2021. The Company is subject to California, Connecticut, Kentucky, Massachusetts, New Jersey,  New York State, New York City, and Tennessee income taxes on a consolidated basis. The Bank is subject to Alabama, Florida, and Missouri income taxes on a separate company basis.

As of December 31, 2022 and 2021, there are no unrecognized tax benefits, and the Company does not expect this to significantly change in the next twelve months. Except for California, Connecticut, Kentucky, New York City and Tennessee, the Company is no longer subject to examination by the U.S. federal and state or local tax authorities for years prior to 2019. California is subject to examination for years 2016 and forward. Connecticut, Kentucky and Tennessee are no longer subject to examination for years prior to 2018. As of December 31, 2022, the Company was under audit in New

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

York for the 2018 tax year, and in New York City for the 2017 and 2018 tax years. Due to the New York City audit, the 2017 tax year New York City statute of limitation has been extended to June 30, 2023.

NOTE 11 — RELATED PARTY TRANSACTIONS

Deposits from principal officers, directors, and their affiliates at December 31, 2022 and 2021 were $4.6 million and $7.3 million, respectively.

A promissory note of $780,000 was made to an executive officer of the Company during 2016. The note had a fixed interest rate of 2.1% per annum and interest is payable on the last day of each calendar quarter. The note had a balloon payment term and the due date was August 15, 2021, with no prepayment penalty. The note was extended for the same outstanding balance of $780,000. Under the revised terms of the note, the note has a fixed interest rate of 1.09% per annum and interest is payable on the last day of each calendar quarter, with no prepayment penalty. The note has a balloon payment term and the due date is August, 15, 2026, with no prepayment penalty. The outstanding balance of the subject loan was $780,000 as of December 31, 2022 and 2021.

NOTE 12 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at December 31, 2022 and December 31, 2021. AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

Accounting guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1:Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Assets and Liabilities Measured on a Recurring Basis

Instruments measured on a recurring basis include the Company’s AFS securities portfolio, equity investments and an interest rate cap derivative contract. The AFS portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Equity investments are carried at estimated fair value with changes in fair value reported as “unrealized gain/(loss)” on the statements of operations. The interest rate cap derivative contract was carried at its estimated fair value with changes in fair value reported as accumulated other comprehensive income or loss in shareholders’ equity. The fair values for substantially all of these assets are obtained monthly from an independent nationally recognized pricing service. On a quarterly basis, the Company assesses the reasonableness of the fair values obtained for the AFS portfolio by reference to a second independent nationally recognized pricing service. Based on the nature of these securities, the Company’s

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

independent pricing service provides prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in the Company’s portfolio. Various modeling techniques are used to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. At least annually, management conducts due diligence on the independent pricing services to review changes to their pricing methodologies and confirm compliance with various regulatory guidelines including information security guidelines, technology infrastructure and business continuity programs.

There are no liabilities that are measured on a recurring basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At December 31, 2022
U.S. Government agency securities	$59,372	$—	$59,372	$—
U.S. State and Municipal securities	9,212	—	9,212	—
Residential mortgage securities	338,548	—	338,548	—
Commercial mortgage securities	34,850	—	34,850	—
Asset-backed securities	3,765	—	3,765	—
CRA Mutual Fund	2,048	2,048	—	—
Derivative assets - interest rate cap	—	—	—	—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2021
U.S. Government agency securities	$66,334	$—	$66,334	$—
U.S. State and Municipal securities	11,499	—	11,499	—
Residential mortgage securities	466,551	—	466,551	—
Commercial mortgage securities	17,627	—	17,627	—
Asset-backed securities	4,613	—	4,613	—
CRA Mutual Fund	2,273	2,273	—	—
Derivative assets - interest rate cap	3,385	—	3,385	—

There were no transfers between Level 1 and Level 2 during 2022 or 2021.

There were no material assets measured at fair value on a non-recurring basis at December 31, 2022 or December 31, 2021.

The Company has engaged an independent pricing service provider to provide the fair values of its financial assets and liabilities not measured at fair value. This provider follows FASB’s exit pricing guidelines, as required by ASC 820 Fair Value Measurement, when calculating the fair market value.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Carrying amount and estimated fair values of financial instruments not carried at fair value were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2022	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$26,780	$26,780	$—	$—	$26,780
Overnight deposits	230,638	230,638	—	—	230,638
Securities held-to-maturity	510,425	—	437,290	—	437,290
Loans, net	4,840,523	—	—	4,737,007	4,737,007
Other investments
FRB Stock	11,421	N/A	N/A	N/A	N/A
FHLB Stock	9,191	N/A	N/A	N/A	N/A
Disability Fund	1,000	—	1,000	—	1,000
Time deposits at banks	498	498	—	—	498
Receivable from prepaid card programs, net	85,605	—	—	85,605	85,605
Accrued interest receivable	24,107	—	964	23,143	24,107

Financial Liabilities:
Non-interest-bearing demand deposits	$2,422,151	$2,422,151	$—	$—	$2,422,151
Money market and savings deposits	2,803,698	2,803,698	—	—	2,803,698
Time deposits	52,063	—	51,058	—	51,058
Federal funds purchased	150,000	—	150,000	—	150,000
Federal Home Loan Bank of New York advances	100,000	—	100,000	—	100,000
Trust preferred securities payable	20,620	—	—	19,953	19,953
Prepaid debit cardholder balances	10,579	—	—	10,579	10,579
Accrued interest payable	728	112	293	323	728
Secured borrowings	7,725	—	7,725	—	7,725

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2021	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$28,864	$28,864	$—	$—	$28,864
Overnight deposits	2,330,486	2,330,486	—	—	2,330,486
Securities held-to-maturity	382,099	—	380,108	—	380,108
Loans, net	3,697,200	—	—	3,721,619	3,721,619
Other investments
FRB Stock	7,430	N/A	N/A	N/A	N/A
FHLB Stock	3,070	N/A	N/A	N/A	N/A
Disability Fund	1,000	—	1,000	—	1,000
CRA - CD	498	498	—	—	498
Receivable from prepaid card programs, net	39,864	—	—	39,864	39,864
Accrued interest receivable	15,195	—	892	14,303	15,195

Financial Liabilities:
Non-interest-bearing demand deposits	$3,668,673	$3,668,673	$—	$—	$3,668,673
Money market and savings deposits	2,687,913	2,687,913	—	—	2,687,913
Time deposits	78,986	—	79,187	—	79,187
Trust preferred securities payable	20,620	—	—	19,997	19,997
Subordinated debt, net of issuance cost	24,712	—	25,125	—	25,125
Prepaid debit cardholder balances	8,847	—	—	8,847	8,847
Accrued interest payable	746	5	633	108	746
Secured borrowings	32,461	—	32,507	—	32,507

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 14 — STOCK COMPENSATION PLAN

Equity Incentive Plan

At December 31, 2022, the Company maintained three stock compensation plans, the 2022 Equity Incentive Plan (the “2022 EIP”), the 2019 Equity Incentive Plan (the “2019 EIP”) and the 2009 Equity Incentive Plan (the “2009 EIP”). The 2019 EIP expired on May 31, 2022 but has outstanding restricted stock awards and PRSUs subject to vesting schedules. The 2009 EIP has also expired but has outstanding stock options that may still be exercised.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s stock options and the changes during the year is presented below:

	Year ended
	December 31, 2022
		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding, beginning of period	231,000	$18.00
Granted	—	—
Exercised	(10,800)	18.00
Cancelled/forfeited	—	—
Outstanding, end of period	220,200	$18.00
Options vested and exercisable at end of period	220,200	$18.00

Weighted average remaining contractual life (years)	1.41
Weighted average intrinsic value	$40.67

The intrinsic value of exercises was $417,000 and $0.0 for the years ended December 31, 2022 and 2021, respectively. There was no unrecognized compensation cost related to stock options at December 31, 2022 or 2021.

There was no compensation cost related to stock options during the year ended December 31, 2022, 2021 or 2020.

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

In the first quarter of 2022, 2021 and 2020, 72,025, 78,582 and 60,307 restricted stock grants were issued to certain key personnel, respectively. One-third of these shares vest each year for three years beginning on March 1, 2023, March 1, 2022, and December 15, 2020, respectively. Total compensation cost that has been charged against income for restricted stock grants was $4.5 million, $2.4 million, and $1.5 million for years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, there was $6.1 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.65 years.

In January 2022, 11,126 restricted shares were granted to members of the Board of Directors, which vested in January 2023. In January 2019, 38,900 restricted shares were granted to members of the Board of Directors in lieu of retainer fees for three years of service. In the fourth quarter of 2020, 1,785 shares were granted to a new member of the Board of Directors, all of which vested in the fourth quarter of 2021. Total expense for these awards was $300,000, $410,000 and $400,000 for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was no unrecognized expense related to these grants.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in the Company’s restricted stock awards:

	Year ended
	December 31, 2022		December 31, 2021		December 31, 2020
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	90,999	$47.35	76,289	$37.01	104,838	$29.86
Granted	83,151	102.49	78,582	50.80	62,092	44.80
Forfeited	(578)	92.44	(10,200)	48.09	(31,781)	38.24
Vested	(44,010)	37.12	(53,672)	37.57	(58,860)	31.83
Outstanding at end of period	129,562	$86.01	90,999	$47.35	76,289	$37.01

The total fair value of shares vested is $3.6 million, $2.0 million, and $2.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Performance-Based Stock Units

During the second quarter of 2021, the Company established a long-term incentive award program under the 2019 EIP. Under the program, 90,000 PRSUs were awarded. During the second quarter of 2022, 20,800 PRSUs were forfeited and reissued pursuant to the 2022 EIP. The weighted average service inception date fair value of the outstanding awarded shares was $6.0 million. At the beginning of 2023 and 2022, 29,200 and 30,000 PRSUs, respectively, were vested as all performance criteria were met. The remaining 30,800 PRSUs are scheduled to vest in February 2024, provided certain performance criteria are met in fiscal year 2023. All vested shares will not be delivered until the first quarter of 2024.  Total compensation cost that has been charged against income for the PRSUs was $1.9 million, for years ended December 31, 2022 and 2021, respectively.

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

NOTE 15 — EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan for eligible employees. The contribution for any participant may not exceed the maximum amount allowable by law. Each year, the Company may elect to match a percentage of participant contributions. The Company may also elect each year to make additional discretionary contributions to the plan. The total contributions were $889,000 and $774,000 for the years ended December 31, 2022 and 2021, respectively.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statements. The Company’s exposure to credit loss in the event of non-performance by the counterparty to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The following off-balance-sheet financial instruments whose contract amounts represent credit risk, are outstanding (in thousands):

	At December 31, 2022		At December 31, 2021
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Unused commitments	$40,685	$364,908	$39,676	$346,115
Standby and commercial letters of credit	53,947	—	49,988	—
	$94,632	$364,908	$89,664	$346,115

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within two years. As of December 31, 2022 and 2021, the Company’s fixed rate loan commitments are to make loans with interest rates ranging from 3.0% to 8.5%. At December 31, 2022 and 2021, the Company’s variable rate loan commitments had interest rates ranging from 6.0% to 11.5%, respectively, with a maturity of one year or more. The amount of collateral obtained, if any, by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Company or other financial institutions and securities.

The Company’s stand-by letters of credit amounted to $53.9 million and $50.0 million as of December 31, 2022 and 2021, respectively. The Company’s stand-by letters of credit are collateralized by interest-bearing accounts of $28.7 million and $29.6 million as of December 31, 2022 and 2021, respectively.

Regulatory Proceedings

There are ongoing investigations by federal and state governmental entities concerning a prepaid debit card product program that was offered by the Company through an independent program manager. These include investigations as to which the Company is a subject by the FRB and certain state authorities, including the NYSDFS. During the early stages of the COVID-19 pandemic, third parties used this prepaid debit card product to establish unauthorized accounts and to receive unauthorized government benefits payments, including unemployment insurance benefits payments made pursuant to the CARES Act from many states. The Company ceased accepting new accounts from this program manager in July of 2020 and has exited its relationship with this program manager. The Company is cooperating in these investigations and continues to review this matter. The foregoing could result in enforcement or other actions against the Company and the Bank including civil money penalties and remedial measures.

The Company is in discussions with the FRB and the NYSDFS with respect to consensual resolutions of their investigations. Although the Company is unable at this time to determine the final terms on which the FRB and NYSDFS investigations will be resolved or the timing of such resolutions, the Company accrued a charge of $35.0 million during the fourth quarter of 2022 to establish a reserve for what the Company believes is a reasonable estimate of the probable loss and expenses associated with the FRB and NYSDFS settlements. If final settlements with the FRB and the NYSDFS are not reached and the FRB and the NYSDFS bring public enforcement actions, such actions and their resolution, as well as any other matter arising out of the foregoing program, could have a materially adverse effect on the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — REGULATORY CAPITAL

The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At December 31, 2022 and 2021, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and Bank review capital levels on a monthly basis.

The Company and the Bank are subject to the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules). The minimum required capital conservation buffer was 2.50% at December 31, 2022 and December 31, 2021. As of December 31, 2022 and 2021, the capital conservation buffer for the Company was 5.4% and 8.1%, respectively. As of December 31, 2022 and 2021, the capital conservation buffer for the Bank was 5.1% and 7.3%, respectively. The net unrealized gain or loss on AFS securities is not included in the computation of the regulatory capital. The Company and the Bank meet all capital adequacy requirements, to which they are subject, as of December 31, 2022 and 2021.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2022 and 2021, the most recent regulatory notifications categorized the Bank and the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of actual capital amounts and ratios for the Company and the Bank compared to the requirements for minimum capital adequacy and classification as well capitalized. Actual and required capital amounts and ratios are presented below at year end (dollars in thousands):

			For		To be Well			Minimum
			Capital		Capitalized under			Capital
			Adequacy		Prompt Corrective			Conservation
	Actual		Purposes		Action Regulations			Buffer
	Amount	Ratio	Amount	Ratio	Amount		Ratio	Ratio
At December 31, 2022
The Company
Tier 1 leverage ratio (Tier 1 capital to average assets)	$641,082	10.2%	$250,963	4.0%	$	N/A	N/A	—%
Tier 1 common equity (to risk-weighted assets)	$620,462	12.1%	$230,879	4.5%	$	N/A	N/A	2.5%
Tier 1 capital (to risk-weighted assets)	$641,082	12.5%	$307,838	6.0%	$	N/A	N/A	2.5%
Total capital (to risk-weighted assets)	$686,139	13.4%	$410,451	8.0%	$	N/A	N/A	2.5%
The Bank
Tier 1 leverage ratio (Tier 1 capital to average assets)	$628,825	10.0%	$250,920	4.0%		$313,650	5.0%	—%
Tier 1 common equity (to risk-weighted assets)	$628,825	12.3%	$230,815	4.5%		$333,399	6.5%	2.5%
Tier 1 capital (to risk-weighted assets)	$628,825	12.3%	$307,753	6.0%		$410,337	8.0%	2.5%
Total capital (to risk-weighted assets)	$673,876	13.1%	$410,337	8.0%		$512,922	10.0%	2.5%

At December 31, 2021
The Company
Tier 1 leverage ratio (Tier 1 capital to average assets)	$575,380	8.5%	$270,863	4.0%	$	N/A	N/A	—%
Tier 1 common equity (to risk-weighted assets)	$554,760	14.1%	$177,646	4.5%	$	N/A	N/A	2.5%
Tier 1 capital (to risk-weighted assets)	$575,380	14.6%	$236,861	6.0%	$	N/A	N/A	2.5%
Total capital (to risk-weighted assets)	$635,002	16.1%	$315,815	8.0%	$	N/A	N/A	2.5%
The Bank
Tier 1 leverage ratio (Tier 1 capital to average assets)	$566,835	8.4%	$270,800	4.0%		$338,499	5.0%	—%
Tier 1 common equity (to risk-weighted assets)	$566,835	14.4%	$177,582	4.5%		$256,508	6.5%	2.5%
Tier 1 capital (to risk-weighted assets)	$566,835	14.4%	$236,777	6.0%		$315,702	8.0%	2.5%
Total capital (to risk-weighted assets)	$601,740	15.2%	$315,702	8.0%		$394,628	10.0%	2.5%

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — EARNINGS PER COMMON SHARE

The Company uses the two-class method in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The factors used in the earnings per share calculation are as follows (in thousands, except per share data).

	Year Ended December 31,
	2022	2021	2020
Basic
Net income per consolidated statements of income	$59,425	$60,555	$39,466
Less: Earnings allocated to participating securities	(141)	(739)	(344)
Net income available to common stockholders	$59,284	$59,816	$39,122

Weighted average common shares outstanding including participating securities	10,955,077	9,123,037	8,293,677
Less: Weighted average participating securities	(26,056)	(111,337)	(72,248)
Weighted average common shares outstanding	10,929,021	9,011,700	8,221,429

Basic earnings per common share	5.42	6.64	4.76

Diluted
Net income allocated to common stockholders	$59,284	$59,816	$39,122

Weighted average common shares outstanding for basic earnings per common share	10,929,021	9,011,700	8,221,429
Add: Dilutive effects of assumed exercise of stock options	170,648	170,792	103,463
Add: Dilutive effects of assumed vesting of performance based restricted stock	56,711	51,581	73,552
Add: Dilutive effects of assumed vesting of restricted stock units	43,804	38,749	—
Average shares and dilutive potential common shares	11,200,184	9,272,822	8,398,444

Dilutive earnings per common share	$5.29	$6.45	$4.66

All stock options and performance based restricted stock units were considered in computing diluted earnings per common share for the years ended December 31, 2022, 2021 and 2020.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in Accumulated Other Comprehensive Income (Loss) balances, net of tax effects at the dates indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$(7,504)	$973	$1,207

Other comprehensive income, net of tax
Unrealized gain (loss) on AFS securities:
Unrealized holding gain (loss) arising during the period	(76,934)	(14,722)	4,877
Reclassification adjustment for (gain) loss included in net income	—	(609)	(3,286)
Tax effect	23,353	4,795	(514)
Net of tax	(53,581)	(10,536)	1,077

Unrealized gain (loss) on cash flow hedges:
Unrealized holding gain (loss) arising during the period	11,704	2,957	(1,925)
Reclassification adjustment for gain included in net income	(1,949)	—	—
Tax effect	(2,968)	(898)	614
Net of tax	6,787	2,059	(1,311)

Net current period other comprehensive income (loss)	(46,794)	(8,477)	(234)

Ending balance	$(54,298)	$(7,504)	$973

The proceeds from sales and calls of securities during the years ended December 31, 2022, 2021 and 2020 were $0.0, $43.2 million and $141.4 million, respectively. The following table shows the amounts reclassified out of each component of accumulated other comprehensive income for the gain on the sale of securities (in thousands):

				Affected line item in
				the Consolidated Statements
	Year Ended December 31,			of Operations
	2022	2021	2020
Realized gain on sale of AFS securities	$—	$609	$3,286	Gain on Sale of Securities
Income tax (expense) benefit	—	(197)	(1,036)	Income tax expense
Total reclassifications, net of income tax	$—	$412	$2,250

Realized gain on cash flow hedges	$1,949	$—	$—	Licensing fees
Income tax (expense) benefit	(599)	—	—	Income tax expense
Total reclassifications, net of income tax	$1,350	$—	$—

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers that are in the scope of ASC 606, Revenue from Contracts with Customers are recognized in non-interest income. The following table presents the Company’s revenue from contracts with customers (in thousands):

	Year ended December 31,
	2022	2021	2020
Service charges on deposit accounts	$5,747	$4,755	$3,728
Global Payments Group revenue	19,341	16,445	8,464
Other service charges and fees	1,763	1,950	1,477
Total	$26,851	$23,150	$13,669

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

Other service charges

The primary component of other service charges relates to letter of credit fees and FX conversion fees. The Company outsources FX conversion for foreign currency transactions to correspondent banks. The Company earns a portion of an FX conversion fee that the customer charges to process an FX conversion transaction. Revenue is recognized at the end of the month once the customer has remitted the transaction information to the Company.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – DERIVATIVES

In 2020, the Company entered into an interest rate cap derivative contract (“interest rate cap” or “contract”) as a part of its asset liability management strategy to help manage its interest rate risk position. The interest rate cap had a notional amount of $300.0 million and a contractual maturity of March 1, 2025. The notional amount of the interest rate cap does not represent the amount exchanged by the parties. The amount exchanged was determined by reference to the notional amount and the other terms of the contract. The interest rate subject to the cap was 30-day LIBOR.

The interest rate cap was designated as a cash flow hedge of certain deposit liabilities of the Company. The hedge was determined to be highly effective during 2022 until it was terminated in the third quarter of 2022. The unrecognized value of $12.7 million at termination will be released from Accumulated Other Comprehensive Income and recorded as a credit to Licensing fees expense through March 2025.

The following tables reflect the derivatives recorded on the balance sheet (in thousands):

	Notional	Fair
	Amount	Value
At December 31, 2022
Derivatives designated as hedges:
Interest rate caps related to customer deposits	$—	$—
Total included in Other Assets	$—	$—

At December 31, 2021
Derivatives designated as hedges:
Interest rate caps related to customer deposits	$300,000	$3,385
Total included in Other Assets	$300,000	$3,385

The effect of cash flow hedge accounting on accumulated other comprehensive income is as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Interest rate caps related to customer deposits
Amount of gain (loss) recognized in OCI, net of tax	$8,131	$2,059	$(1,311)
Amount of gain (loss) reclassified from OCI into income	$1,949	$—	$—
Location of gain (loss) reclassified from OCI into income	Licensing fees	N/A	N/A

NOTE 22 – SUBSEQUENT EVENTS

None.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 — PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the Company (parent company only) is as follows (in thousands):

Condensed Statements of Financial Condition

	At December 31,
	2022	2021
Assets
Cash and due from banks	$9,476	$32,328
Loans, net of allowance for loan losses	776	776
Investments	620	620
Investment in subsidiary bank, at equity	584,522	569,327
Other assets	1,520	6
Total assets	596,914	603,057

Liabilities and Stockholders’ Equity
Trust preferred securities	20,620	20,620
Subordinated debt payable, net of issuance costs	—	24,712
Other liabilities	397	736
Total liabilities	21,017	46,068

Stockholders’ Equity
Preferred stock	—	—
Common stock	109	109
Surplus	389,276	382,999
Retained earnings	240,810	181,385
Accumulated other comprehensive income (loss), net of tax	(54,298)	(7,504)
Total equity	575,897	556,989
Total liabilities and stockholders’ equity	$596,914	$603,057

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Operations

	Year Ended December 31,
	2022	2021	2020
Income
Loans	$9	$14	$17
Securities and money market funds	25	13	18
Total interest income	34	27	35
Interest expense
Trust preferred securities	823	438	590
Subordinated debt	605	1,618	1,618
Total interest expense	1,428	2,056	2,208
Net interest expense	(1,394)	(2,029)	(2,173)
Provision for loan losses	—	—	—
Net interest expense after provision for loan losses	(1,394)	(2,029)	(2,173)
Other expense	2,767	1,288	2,338
Loss before undistributed earnings of subsidiary bank	(4,161)	(3,317)	(4,511)
Equity in undistributed earnings of subsidiary bank	62,357	62,798	42,844
Income before income tax benefit	58,196	59,481	38,333
Income tax benefit	1,229	1,074	1,133
Net income	$59,425	$60,555	$39,466

Comprehensive income	$12,631	$52,078	$39,232

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Cash Flows

	Year Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities
Net income	$59,425	$60,555	$39,466
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed earnings of subsidiary bank	(62,357)	(58,798)	(42,844)
Cash dividend from subsidiary bank	—	4,000	—
Other operating adjustments	6,351	(746)	2,438
Net cash provided by (used in) operating activities	3,419	5,011	(940)

Cash Flows From Investing Activities
Investments in subsidiary bank	—	(132,000)	—
Net cash provided by (used in) investing activities	—	(132,000)	—

Cash Flows From Financing Activities
Redemption of common stock for tax withholdings for restricted stock vesting	(1,559)	(3,385)	(881)
Redemption of subordinated notes	(24,712)	—	—
Proceeds from issuance of common stock, net	—	162,687	—
Net cash provided by (used in) financing activities	(26,271)	159,302	(881)

Increase (decrease) in cash and cash equivalents	(22,852)	32,313	(1,821)
Cash and cash equivalents, beginning of year	32,328	15	1,836
Cash and cash equivalents, end of year	$9,476	$32,328	$15

UNAUDITED QUARTERLY FINANCIAL DATA

Selected Consolidated Quarterly Financial Data (dollars, except per share amounts, in thousands)

	2022 Quarter Ended
	December 31	September 30	June 30	March 31
Interest income	$80,554	$70,057	$59,158	$50,970
Interest expense	16,655	6,732	3,856	4,338
Net interest income	63,899	63,325	55,302	46,632
Provision for loan losses	2,309	2,007	2,400	3,400
Net interest income after provision for loan losses	61,590	61,318	52,902	43,232
Non-interest income	6,350	5,818	6,998	7,427
Non-interest expense	66,659	31,190	26,269	24,619
Income before income taxes	1,281	35,946	33,631	26,040
Income tax expense	9,021	10,991	10,442	7,019
Net income (loss)	$(7,740)	$24,955	$23,189	$19,021
Basic earnings (loss) per common share	$(0.71)	$2.28	$2.12	$1.74
Diluted earnings (loss) per common share	$(0.71)	$2.23	$2.07	$1.69

	2021 Quarter Ended
	December 31	September 30	June 30	March 31
Interest income	$49,110	$45,018	$41,050	$38,106
Interest expense	4,300	4,226	4,077	3,680
Net interest income	44,810	40,792	36,973	34,426
Provision for loan losses	501	490	1,875	950
Net interest income after provision for loan losses	44,309	40,302	35,098	33,476
Non-interest income	7,057	5,891	6,156	4,593
Non-interest expense	23,314	21,984	21,689	20,325
Income before income taxes	28,052	24,209	19,565	17,744
Income tax expense	9,165	7,994	6,229	5,627
Net income (loss)	$18,887	$16,215	$13,336	$12,117
Basic earnings (loss) per common share	$1.74	$1.82	$1.59	$1.46
Diluted earnings (loss) per common share	$1.69	$1.77	$1.55	$1.43