Form 10-Q
period 2023-03-31
Metropolitan Bank Holding Corp.
filed 2023-05-04
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

There were 11,211,274 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 2, 2023.

METROPOLITAN BANK HOLDING CORP.

Form 10-Q

GLOSSARY OF COMMON TERMS AND ACRONYMS

ACL	Allowance for Credit Losses	FHLB	Federal Home Loan Bank
AFS	Available-for-sale	FHLBNY	Federal Home Loan Bank of New York
ALCO	Asset Liability Committee	FRB	Federal Reserve Bank
ALLL	Allowance for loan and lease losses	FRBNY	Federal Reserve Bank of New York
AOCI	Accumulated Other Comprehensive Income	FX	Foreign exchange
ASC	Accounting Standards Codification	GAAP	U.S. Generally accepted accounting principles
ASU	Accounting Standards Update	HTM	Held-to-maturity
BaaS	Banking-as-a-Service	IRR	Interest rate risk
Bank	Metropolitan Commercial Bank	ISO	Incentive stock option
BHC Act	Bank Holding Company Act of 1956, as amended	JOBS Act	The Jumpstart Our Business Startups Act
BSA	Bank Secrecy Act	LIBOR	London Inter-Bank Offered Rate
C&I	Commercial and Industrial	LTV	Loan-to-value
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	MBS	Mortgage-backed securities
CECL	Current Expected Credit Loss	NYSDFS	New York State Department of Financial Services
CFPB	Consumer Financial Protection Bureau	OCC	Office of the Comptroller of the Currency
Company	Metropolitan Bank Holding Corp.	OTTI	Other-than-temporary impairment
Coronavirus	COVID-19	PPP	Paycheck Protection Program
CRA	Community Reinvestment Act	PRSU	Performance Restricted Share Units
CRE	Commercial real estate	ROU	Right of Use
CRE Guidance	Commercial Real Estate Lending, Sound Risk Management Practices	SEC	U.S. Securities and Exchange Commission
DIF	Deposit Insurance Fund	SOFR	Secured Overnight Financing Rate
EGC	Emerging Growth Company	SRC	Smaller reporting company
EVE	Economic value of equity	TDR	Troubled debt restructuring
FASB	Financial Accounting Standards Board	USD	U.S. Dollar
FDIC	Federal Deposit Insurance Corporation

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2023 and in this Quarterly Report on Form 10-Q. In addition, these factors include but are not limited to:

●	an unexpected deterioration in our loan or securities portfolios;
●	unexpected increases in our expenses;
●	different than anticipated growth and our ability to manage our growth;
●	increases in competitive pressures among financial institutions or from non-financial institutions, which may result in unanticipated changes in our loan or deposit rates;
●	changes in the interest rate environment, which may reduce interest margins or affect the value of the Company’s investments;
●	the impact of interest rate reform that applies to transactions that reference LIBOR;
●	changes in deposit flows, funding sources or loan demand, which may adversely affect the Company’s business;
●	changes in accounting principles, policies or guidelines may cause the Company’s financial condition or results of operation to be reported or perceived differently;
●	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which the Company does business, or conditions in the securities markets or the banking industry being less favorable than currently anticipated;
●	potential return to recessionary conditions, including the related effects on our borrowers and on our financial condition and results of operations;
●	the continuing impact of the COVID-19 pandemic on our business and results of operation;
●	unanticipated adverse changes in our customers’ economic conditions;
●	inflation, which may lead to higher operating costs;
●	declines in real estate values in the Company’s market area, which may adversely affect its loan production;
●	legislative, tax or regulatory changes or actions, which may adversely affect the Company’s business;
●	an unexpected adverse financial, regulatory, legal or bankruptcy event experienced by our non-bank financial service clients;
●	technological changes that may be more difficult or expensive to implement than anticipated;

●	system failures or cyber-security breaches of our information technology infrastructure or those of the Company’s third-party service providers or those of our non-bank financial service clients for which we provide global payments infrastructure;
●	the failure to maintain current technologies and to successfully implement future information technology enhancements;
●	the effects of any developments, changes or actions relating to any litigation or regulatory proceedings brought against us or any of our subsidiaries;
●	the costs, including the possible incurrence of fines, penalties, or other negative effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions, or other legal actions to which we or any of our subsidiaries are a party, and which may adversely affect our results;
●	an unanticipated loss of key personnel or existing customers;
●	unanticipated increases in FDIC costs;
●	the current or anticipated impact of military conflict, terrorism or other geopolitical events;
●	the ability to attract or retain key employees;
●	successful implementation or consummation of new business initiatives, which may be more difficult or expensive than anticipated;
●	the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by customers;
●	changes in consumer spending, borrower or savings habits;
●	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies, non-performing assets and charge-offs and changes in the estimates of the adequacy of the ACL;
●	an inability to absorb the amount of actual losses inherent in our existing loan portfolio;
●	difficulties associated with achieving or predicting expected future financial results; and
●	the potential impact on the Company’s operations and customers resulting from natural or man-made disasters, wars, acts of terrorism, cyber-attacks and pandemics.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2023	2022
Assets
Cash and due from banks	$32,525	$26,780
Overnight deposits	266,978	230,638
Total cash and cash equivalents	299,503	257,418
Investment securities available-for-sale, at fair value	444,169	445,747
Investment securities held-to-maturity (estimated fair value of $436.1 million and $437.3 million at March 31, 2023 and December 31, 2022, respectively)	501,525	510,425
Equity investment securities, at fair value	2,087	2,048
Total securities	947,781	958,220
Other investments	27,099	22,110
Loans, net of deferred fees and costs	4,851,694	4,840,523
Allowance for credit losses	(47,752)	(44,876)
Net loans	4,803,942	4,795,647
Receivable from global payments business, net	83,787	85,605
Other assets	147,870	148,337
Total assets	$6,309,982	$6,267,337
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand deposits	$2,122,606	$2,422,151
Interest-bearing deposits	3,009,182	2,855,761
Total deposits	5,131,788	5,277,912
Federal funds purchased	195,000	150,000
Federal Home Loan Bank of New York advances	200,000	100,000
Trust preferred securities	20,620	20,620
Subordinated debt, net of issuance cost	—	—
Secured borrowings	7,689	7,725
Prepaid third-party debit cardholder balances	11,102	10,579
Other liabilities	135,896	124,604
Total liabilities	5,702,095	5,691,440

Common stock, $0.01 par value, 25,000,000 shares authorized, 11,211,274 and 10,949,965 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	112	109
Additional paid in capital	394,124	389,276
Retained earnings	263,783	240,810
Accumulated other comprehensive income (loss), net of tax	(50,132)	(54,298)
Total stockholders’ equity	607,887	575,897
Total liabilities and stockholders’ equity	$6,309,982	$6,267,337

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2023	2022
Interest and dividend income
Loans, including fees	$75,960	$46,536
Securities
Taxable	4,445	3,341
Tax-exempt	50	51
Overnight deposits	2,484	915
Other interest and dividends	324	127
Total interest income	83,263	50,970
Interest expense
Deposits	22,373	3,625
Borrowed funds	2,026	—
Trust preferred securities	330	108
Subordinated debt	—	605
Total interest expense	24,729	4,338

Net interest income	58,534	46,632
Provision for credit losses	646	3,400
Net interest income after provision for credit losses	57,888	43,232

Non-interest income
Service charges on deposit accounts	1,456	1,370
Global Payments Group revenue	4,850	5,657
Other income	668	400
Total non-interest income	6,974	7,427

Non-interest expense
Compensation and benefits	16,255	13,421
Bank premises and equipment	2,344	2,116
Professional fees	4,187	1,474
Technology costs	1,313	1,399
Licensing fees	2,662	2,294
FDIC assessments	2,814	1,245
Regulatory settlement reserve	(2,500)	—
Other expenses	3,950	2,670
Total non-interest expense	31,025	24,619

Net income before income tax expense	33,837	26,040
Income tax expense	8,761	7,019
Net income	$25,076	$19,021

Earnings per common share
Basic earnings	$2.26	$1.74
Diluted earnings	$2.25	$1.69

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three months ended
	March 31,
	2023	2022
Net Income	$25,076	$19,021

Other comprehensive income:
Securities available-for-sale:
Unrealized gain (loss) arising during the period	8,233	(32,195)
Reclassification adjustment for gains included in net income	—	—
Tax effect	(2,514)	9,800
Net of tax	5,719	(22,395)

Cash flow hedges:
Unrealized gain (loss) arising during the period	(1,006)	8,776
Reclassification adjustment for gains included in net income	(1,235)	—
Tax effect	688	(2,689)
Net of tax	(1,553)	6,087

Total other comprehensive income (loss)	4,166	(16,308)

Comprehensive Income (Loss)	$29,242	$2,713

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share data)

	Common		Additional	Retained	AOCI (Loss),
	Stock		Paid-in Capital	Earnings	Net	Total
	Shares	Amount
Three Months Ended
Balance at January 1, 2023	10,949,965	$109	$389,276	$240,810	$(54,298)	$575,897
Cumulative effect of changes in accounting principle	—	—	—	(2,103)	—	(2,103)
Net issuance of common stock under stock compensation plans	285,190	3	3,962	—	—	3,965
Employee and non-employee stock-based compensation	—	—	2,222	—	—	2,222
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(23,881)	—	(1,336)	—	—	(1,336)
Net income	—	—	—	25,076	—	25,076
Other comprehensive income (loss)	—	—	—	—	4,166	4,166
Balance at March 31, 2023	11,211,274	$112	$394,124	$263,783	$(50,132)	$607,887

Balance at January 1, 2022	10,920,569	109	382,999	181,385	(7,504)	556,989
Net issuance of common stock under stock compensation plans	23,487	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	1,519	—	—	1,519
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(12,359)	—	(1,191)	—	—	(1,191)
Net income	—	—	—	19,021	—	19,021
Other comprehensive income (loss)	—	—	—	—	(16,308)	(16,308)
Balance at March 31, 2022	10,931,697	$109	$383,327	$200,406	$(23,812)	$560,030

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$25,076	$19,021
Adjustments to reconcile net income to net cash:
Net depreciation amortization and accretion	872	1,161
Provision for credit losses	646	3,400
Stock-based compensation	2,222	1,519
Net change in deferred loan fees	362	1,037
Dividends earned on CRA fund	(13)	(6)
Unrealized (gain) loss on equity securities	(26)	106
Net change in:
Receivable from global payments, net	1,818	(22,265)
Third-party debit cardholder balances	523	15,245
Other assets	(2,645)	(1,692)
Other liabilities	10,193	13,356
Net cash provided by (used in) operating activities	39,028	30,882

Cash flows from investing activities
Loan originations, purchases and payments, net	(11,433)	(390,546)
Redemptions of other investments	53,998	—
Purchases of other investments	(58,488)	(3,991)
Purchase of securities held-for-investment	—	(95,822)
Proceeds from paydowns of securities available-for-sale	9,751	28,352
Proceeds from paydowns of securities held-to-maturity	8,741	9,858
Purchase of premises and equipment, net	(980)	(1,874)
Net cash provided by (used in) investing activities	1,589	(454,023)

Cash flows from financing activities
Proceeds from issuance of federal funds purchased	45,000	—
Proceeds from (repayments of) FHLB advances, net	100,000	—
Proceeds from exercise of stock options	3,964	—
Redemption of common stock for tax withholdings for restricted stock vesting	(1,336)	(1,191)
Redemption of subordinated debt	—	(24,712)
Proceeds from (repayments of) secured borrowings, net	(36)	(139)
Net increase (decrease) in deposits	(146,124)	(496,209)
Net cash provided by (used in) financing activities	1,468	(522,251)

Increase (decrease) in cash and cash equivalents	42,085	(945,392)
Cash and cash equivalents at the beginning of the period	257,418	2,359,350
Cash and cash equivalents at the end of the period	$299,503	$1,413,958

Supplemental information
Cash paid for:
Interest	$24,768	$4,787
Income Taxes	$3,192	$2,725

See accompanying notes to unaudited consolidated financial statements

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

The Company’s primary deposit products are checking, savings, and term deposit accounts, all of which are insured by the FDIC up to the maximum amounts allowed by law. In addition to traditional commercial banking products, the Company offers corporate cash management and retail banking services and, through its Global Payments Group (“global payments business”), provides services to non-bank financial service companies, including serving as an issuing bank for third-party debit card programs, as well as providing other financial infrastructure, including cash settlement and custodian deposit services. The Company and the Bank are subject to the regulations of certain state and federal agencies and, accordingly, are periodically examined by those regulatory authorities. The Company’s business is affected by state and federal legislation and regulations.

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

The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or for any other period.

The unaudited financial statements presented in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC.

Loans and the Allowance for Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASC 326”), which requires the measurement of all expected credit losses for financial assets held at amortized cost to be based on historical experience, current condition, and reasonable and supportable forecasts. The Company adopted this guidance effective January 1, 2023 and recorded a cumulative effect adjustment that increased the allowance for credit losses for loans and loan commitments by $3.0 million, increased deferred tax assets by $777,000 and decreased retained earnings by $2.1 million, net of tax.

The ACL for loans is measured on the loan’s amortized cost basis, excluding interest receivable, and is initially recognized upon origination or purchase of the loans, and subsequently remeasured on a recurring basis. The ACL is recognized as a contra-asset, and credit loss expense is recorded as provision for credit losses in the consolidated statements of operation. Loan losses are charged-off against the ACL when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the ACL. Loans are normally placed on non-accrual when a loan is determined to be impaired or when principal or interest is delinquent for 90 days or more. The Company generally does not recognize an ACL on accrued interest receivables, consistent with its policy to reverse interest income when interest is 90 days or more past due.

The Company also records an ACL on unfunded loan commitments, which is based on the same assumptions as funded loans and also considers the probability of funding. The ACL is recognized as a liability, and credit loss expense is recorded as provision for unfunded loan commitments within provision for credit losses in the consolidated statements of operation. Upon funding of the loan, any related ACL previously recorded on the unfunded amount is reversed and an ACL is subsequently recognized on the outstanding loan.

To calculate the ACL for loans and loan commitments collectively evaluated, the Company uses models developed by a third party. The CRE, C&I, and Consumer lifetime loss rate models calculate the expected losses over the life of the loan based on exposure at default loan attributes and reasonable, supportable economic forecasts. The exposure at default considers the current unpaid balance, prepayment assumptions and utilization of expected utilization assumptions.

Key assumptions used in the models include portfolio segmentation, prepayments, risk rating and a peer scalar, the expected utilization of unfunded commitments among others. The portfolios are segmented by loan level attributes such as loan type, loan size, date of origination, and delinquency status to create homogenous loan pools. Pool level metrics are calculated and loss rates are subsequently applied to the pools as the loans have similar characteristics. Prepayment assumptions, if applicable, are embedded within the models and are based on the same data used for model development and incorporate adjustments for reasonable and supportable forecasts. The models employ mean reversion techniques to predict credit losses for loans that are expected to mature beyond the forecast period.

To account for economic uncertainty, the Company uses multiple economic scenarios provided by the models in determining the ACL. The forecasts include various projections based on variables such as, Gross Domestic Product (“GDP”), interest rates, property price indices, and employment measures, among others. The forecasts are probability-weighted based on available information at the time of the calculation execution. Scenario weightings and model parameters are reviewed for each calculation and are subject to change.

The CRE and CRE lifetime loss rate models were developed using the historical loss experience of all banks in the model’s developmental dataset. Banks in the model’s developmental dataset may have different loss experiences due to geography and portfolio as well as variances in operational and underwriting procedures from the Company, and therefore, the Company calibrates expected losses using a peer scalar function provided by the models. The peer scalar was calculated by examining the loss rates of peer banks that have similar asset bases and that operate in similar markets as the Company and comparing these peer group loss rates to the model results.

The Company also considers qualitative adjustments to expected credit loss estimates for information not already captured in the quantitative loss estimation models. Qualitative factor adjustments may increase or decrease management’s estimate of expected credit losses. Qualitative loss factors are based on the Company’s judgment of market, industry or business specific data, changes in loan composition, performance trends, regulatory changes, uncertainty of macroeconomic forecasts, and other asset specific risk characteristics.

When loans do not share risk characteristics with other financial assets they are evaluated individually. Management applies its normal loan review procedures in making these judgments. Individually evaluated loans consist of impaired loans, loans past due 90 days, and loans modified due to financial difficulty. A loan is considered to be impaired when it was probable that the Company would be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable and where the borrower is experiencing financial difficulty, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. Fair value is generally calculated based on the value of the underlying collateral less an appraisal discount and the estimated cost to sell.

Prior to the adoption of ASU No. 2016-13

Prior to the adoption of ASU No. 2016-13, the allowance for loan losses was maintained at an amount management deemed adequate to cover probable incurred credit losses (the “incurred loss method”). The allowance for non-impaired loans was based on historical loss experience adjusted for current factors. The historical loss experience was determined by portfolio segment and was based on the actual loss history experienced by the Company over a rolling two-year period. This actual loss experience was supplemented with other qualitative and economic factors based on the risks present for each portfolio segment. These qualitative and economic factors included economic and business conditions, the nature and volume of the portfolio, and lending terms and volume and severity of past due loans.

A loan was considered to be impaired when it was probable that the Company would be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Management applied its normal loan review procedures in making these judgments. Impaired loans include individually classified non-accrual loans and TDRs. Impairment was determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that were collateral dependent, the fair value of the collateral was used to determine the fair value of the loan. The fair value of the collateral was determined based on recent appraised values. The fair value of the collateral or present value of expected cash flows was compared to the carrying value to determine if any write-down or specific loan loss allowance allocation was required.

Loan Modifications

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (ASU 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminated the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The Company adopted ASU 2022-02 effective January 1, 2023 and the impact was immaterial.

Prior to the adoption of ASU 2022-02, when a loan was modified and concessions were made to the original contractual terms, such as reductions in interest rate or deferral of interest or principal payments, due to the borrower’s financial condition, the modification was known as a TDR. TDRs were separately identified for impairment disclosures and were measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

Securities and the Allowance for Credit Losses

Effective January 1, 2023, the Company estimates and recognizes an ACL for HTM debt securities pursuant to ASU No. 2016-13. The Company has a zero loss expectation for its HTM securities portfolio, except for U.S. State and Municipal securities, and therefore it is not required to estimate an ACL related to these securities. For HTM securities that do not have a zero loss expectation, the ACL is based on the security’s amortized cost, excluding interest receivable, and represents the portion of the amortized cost that the Company does not expect to collect over the life of the security. The ACL is determined using average industry credit ratings and historical loss experience, and is initially recognized upon acquisition of the securities, and subsequently remeasured on a recurring basis.

The Company evaluates AFS debt securities that experienced a decline in fair value below amortized cost for credit impairment. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level, such as credit deterioration of the issuer, explicit or implicit guarantees by the federal government or collateral underlying the security. If it is determined that the decline in fair value was due to credit losses, an ACL is recorded, limited to the amount the fair value is less than the amortized cost basis. The non-credit related decrease in the fair value, such as a decline due to changes in market interest rates, is recorded in other comprehensive income, net of tax. The Company recognizes a credit impairment if the Company has the intent to sell the security, or it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost.

Prior to the adoption of ASU No. 2016-13

Management evaluated AFS and HTM debt securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considered the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assessed whether it intended to sell, or it is more likely than not that it would be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value was recognized as impairment through earnings. For securities that did not meet the aforementioned criteria, the amount of impairment would be split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the statement of operations and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

NOTE 3 — SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 — INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of AFS and HTM debt securities and equity investments and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses recognized in earnings (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At March 31, 2023	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,996	$—	$(7,760)	$60,236
U.S. State and Municipal securities	11,611	—	(2,074)	9,537
Residential MBS	404,577	481	(69,384)	335,674
Commercial MBS	37,043	312	(2,056)	35,299
Asset-backed securities	3,627	—	(204)	3,423
Total securities available-for-sale	$524,854	$793	$(81,478)	$444,169

Held-to-Maturity Securities:
U.S. Treasury securities	$29,863	$—	$(1,854)	$28,009
U.S. State and Municipal securities	15,753	—	(2,096)	13,657
Residential MBS	447,803	—	(60,302)	387,501
Commercial MBS	8,106	—	(1,142)	6,964
Total securities held-to-maturity	$501,525	$—	$(65,394)	$436,131

Equity Investments:
CRA Mutual Fund	$2,370	$—	$(283)	$2,087
Total equity investment securities	$2,370	$—	$(283)	$2,087

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2022	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,996	$—	$(8,624)	$59,372
U.S. State and Municipal securities	11,649	—	(2,437)	9,212
Residential MBS	413,998	279	(75,729)	338,548
Commercial MBS	37,069	10	(2,229)	34,850
Asset-backed securities	3,953	—	(188)	3,765
Total securities available-for-sale	$534,665	$289	$(89,207)	$445,747

Held-to-Maturity Securities:
U.S. Treasury securities	$29,852	$—	$(2,223)	$27,629
U.S. State and Municipal securities	15,814	—	(2,609)	13,205
Residential MBS	456,648	—	(67,027)	389,621
Commercial MBS	8,111	—	(1,276)	6,835
Total securities held-to-maturity	$510,425	$—	$(73,135)	$437,290

Equity Investments:
CRA Mutual Fund	$2,358	$—	$(310)	$2,048
Total equity investment securities	$2,358	$—	$(310)	$2,048

There were no proceeds from sales and calls of AFS securities for the three months ended March 31, 2023 and 2022.

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

	Held-to-Maturity		Available-for-Sale
At March 31, 2023	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$—	$—
After 1 year through 5 years	29,863	28,009	64,575	58,161
After 5 years through 10 years	9,428	8,195	25,554	24,246
After 10 years	462,234	399,927	434,725	361,762
Total Securities	$501,525	$436,131	$524,854	$444,169

	Held-to-Maturity		Available-for-Sale
At December 31, 2022	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$—	$—
After 1 year through 5 years	29,852	27,630	54,736	48,959
After 5 years through 10 years	9,505	8,130	36,043	32,872
After 10 years	471,068	401,530	443,886	363,916
Total Securities	$510,425	$437,290	$534,665	$445,747

At March 31, 2023 and December 31, 2022, $921.5 million and $25.0 million, respectively, of securities were pledged to support borrowing capacity from the Federal Reserve Bank.

At March 31, 2023, debt securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At March 31, 2023	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$60,236	$(7,760)	$60,236	$(7,760)
U.S. State and Municipal securities	—	—	9,537	(2,074)	9,537	(2,074)
Residential MBS	699	(32)	321,976	(69,352)	322,675	(69,384)
Commercial MBS	2,505	(116)	11,364	(1,940)	13,869	(2,056)
Asset-backed securities	—	—	3,423	(204)	3,423	(204)
Total securities available-for-sale	$3,204	$(148)	$406,536	$(81,330)	$409,740	$(81,478)

Held-to-Maturity Securities:
U.S. Treasury securities	$—	$—	$28,009	$(1,854)	$28,009	$(1,854)
U.S. State and Municipal securities	—	—	13,657	(2,096)	13,657	(2,096)
Residential MBS	69,642	(2,606)	317,859	(57,696)	387,501	(60,302)
Commercial MBS	—	—	6,964	(1,142)	6,964	(1,142)
Total securities held-to-maturity	$69,642	$(2,606)	$366,489	$(62,788)	$436,131	$(65,394)

At March 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. At March 31, 2023 and December 31, 2022, all of the residential MBS and commercial MBS held by the Company were issued by U.S. Government-sponsored entities and agencies. Except for U.S. State and Municipal securities, the Company has a zero loss expectation for its HTM securities portfolio, and therefore it is not required to estimate an ACL related to these securities. Obligations of U.S. State and Municipal securities were rated investment grade at March 31, 2023 and the associated ACL was immaterial.

AFS securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. The unrealized losses on AFS securities are primarily due to the changes in market interest rates subsequent to purchase. In addition, the Company does not intend nor would it be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no ACL was recognized during the three months ended March 31, 2023.

At December 31, 2022, debt securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2022	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$59,372	$(8,624)	$59,372	$(8,624)
U.S. State and Municipal securities	2,546	(527)	6,666	(1,910)	9,212	(2,437)
Residential MBS	19,576	(1,654)	305,936	(74,075)	325,512	(75,729)
Commercial MBS	13,406	(198)	11,386	(2,031)	24,792	(2,229)
Asset-backed securities	—	—	3,765	(188)	3,765	(188)
Total securities available-for-sale	$35,528	$(2,379)	$387,125	$(86,828)	$422,653	$(89,207)

Held-to-Maturity Securities:
U.S. Treasury securities	$18,683	$(1,365)	$8,946	$(858)	$27,629	$(2,223)
Residential MBS	162,960	(19,625)	226,661	(47,402)	389,621	(67,027)
Commercial MBS	—	—	6,835	(1,276)	6,835	(1,276)
U.S. State and Municipal securities	13,205	(2,609)	—	—	13,205	(2,609)
Total securities held-to-maturity	$194,848	$(23,599)	$242,442	$(49,536)	$437,290	$(73,135)

Prior to the adoption of ASU No. 2016-13 on January 1, 2023, the Company evaluated these securities for OTTI. The Company did not consider these securities to be OTTI at December 31, 2022 since the decline in market value was attributable to changes in interest rates and not to changes in credit quality. In addition, the Company did not intend to sell and did not believe that it is more likely than not that it would be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no impairment loss was recognized during the year ended December 31, 2022.

NOTE 5 — LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans, net of deferred costs and fees, consist of the following (in thousands):

	At March 31,	December 31,
	2023	2022
Real estate
Commercial	$3,279,321	$3,254,508
Construction	123,292	143,693
Multi-family	444,052	468,540
One-to four-family	52,428	53,207
Total real estate loans	3,899,093	3,919,948
Commercial and industrial	935,541	908,616
Consumer	30,394	24,931
Total loans	4,865,028	4,853,495
Deferred fees, net of origination costs	(13,334)	(12,972)
Loans, net of deferred fees and costs	4,851,694	4,840,523
Allowance for credit losses	(47,752)	(44,876)
Net loans	$4,803,942	$4,795,647

Included in C&I loans at March 31, 2023 and December 31, 2022 were $84,000 and $97,000, respectively, of PPP loans. At March 31, 2023 and December 31, 2022, $3.2 billion and $2.4 billion of loans were pledged to support available borrowing capacity from the Federal Home Loan Bank and Federal Reserve Bank.

The following tables present the activity in the ACL for funded loans by segment. The portfolio segments represent the categories that the Company uses to determine its ACL (in thousands):

	Commercial	Commercial		Multi	One-to four-
Three months ended March 31, 2023	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for credit losses:
Beginning balance	$29,496	$10,274	$1,983	$2,823	$105	$195	$44,876
Cumulative effect of changes in accounting principle	48	471	424	705	181	421	2,250
Provision/(credit) for credit losses	2,292	12	(1,146)	(657)	121	104	726
Loans charged-off	—	—	—	—	—	(100)	(100)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$31,836	$10,757	$1,261	$2,871	$407	$620	$47,752

	Commercial	Commercial		Multi	One-to four-
Three months ended March 31, 2022	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for credit losses:
Beginning balance	$22,216	$7,708	$2,105	$2,156	$140	$404	$34,729
Provision/(credit) for credit losses	2,504	780	224	100	(36)	(172)	3,400
Loans charged-off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	5	5
Total ending allowance balance	$24,720	$8,488	$2,329	$2,256	$104	$237	$38,134

Net charge-offs for the three months ended March 31, 2023 were $100,000. Net recoveries for the three months ended March 31, 2022 were $5,000.

The following tables present the activity in the ACL for unfunded loan commitments (in thousands):

	Three months ended March 31,
	2023	2022
Balance at the beginning of period	$180	$180
Cumulative effect of changes in accounting principle	777	—
Provision/(credit) for credit losses	(80)	—
Total ending allowance balance	$877	$180

The following tables present the balance in the ACL and the recorded investment in loans by portfolio segment based on allowance measurement methodology (in thousands):

	Commercial	Commercial			One-to four-
At March 31, 2023	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for credit losses:
Individually assessed	$—	$—	$—	$—	$—	$24	$24
Collectively assessed	31,836	10,757	1,261	2,871	407	596	47,728
Total ending allowance balance	$31,836	$10,757	$1,261	$2,871	$407	$620	$47,752
Loans:
Individually assessed	$40,769	$—	$—	$—	$—	$24	$40,793
Collectively assessed	3,238,552	935,541	123,292	444,052	52,428	30,370	4,824,235
Total ending loan balance	$3,279,321	$935,541	$123,292	$444,052	$52,428	$30,394	$4,865,028

	Commercial	Commercial			One-to four-
At December 31, 2022	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for credit losses:
Individually assessed	$—	$—	$—	$—	$—	$24	$24
Collectively assessed	29,496	10,274	1,983	2,823	105	171	44,852
Total ending allowance balance	$29,496	$10,274	$1,983	$2,823	$105	$195	$44,876
Loans:
Individually assessed	$26,740	$—	$—	$—	$899	$24	$27,663
Collectively assessed	3,227,768	908,616	143,693	468,540	52,308	24,907	4,825,832
Total ending loan balance	$3,254,508	$908,616	$143,693	$468,540	$53,207	$24,931	$4,853,495

The following tables present the recorded investment in non-accrual loans and loans past due over 90 days and still accruing, by class of loans (in thousands):

		Nonaccrual	Loans Past Due
		Without an	Over 90 Days
At March 31, 2023	Nonaccrual	ACL	Still Accruing
Commercial real estate	$24,000	$24,000	$—
Consumer	24	—	—
Total	$24,024	$24,000	$—

		Nonaccrual	Loans Past Due
		Without an	Over 90 Days
At December 31, 2022	Nonaccrual	ACL	Still Accruing
Commercial real estate	$—	$—	$—
Consumer	24	—	—
Total	$24	$—	$—

Interest income that would have been recorded for the three months ended March 31, 2023 and 2022 had non-accrual loans been current according to their original terms was immaterial.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

			90
	30-59	60-89	Days and	Total past	Current
At March 31, 2023	Days	Days	greater	due	loans	Total
Commercial real estate	$—	$—	$24,000	$24,000	$3,255,321	$3,279,321
Commercial & industrial	35	32	—	67	935,474	935,541
Construction	—	—	—	—	123,292	123,292
Multi-family	9,675	17,625	—	27,300	416,752	444,052
One-to four-family	—	—	—	—	52,428	52,428
Consumer	14	—	24	38	30,356	30,394
Total	$9,724	$17,657	$24,024	$51,405	$4,813,623	$4,865,028

			90
	30-59	60-89	Days and	Total past	Current
At December 31, 2022	Days	Days	greater	due	loans	Total
Commercial real estate	$—	$24,000	$—	$24,000	$3,230,508	$3,254,508
Commercial & industrial	37	—	—	37	908,579	908,616
Construction	—	—	—	—	143,693	143,693
Multi-family	8,000	—	—	8,000	460,540	468,540
One-to four-family	—	—	—	—	53,207	53,207
Consumer	21	—	24	45	24,886	24,931
Total	$8,058	$24,000	$24	$32,082	$4,821,413	$4,853,495

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Except for one-to-four family loans and consumer loans, the Company analyzes loans individually by classifying the loans as to credit risk ratings at least annually. For one-to-four family loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan. An analysis is performed on a quarterly basis for loans classified as special mention, substandard or doubtful. The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above are considered to be pass-rated loans.

The following table presents loan balances by credit quality indicator and year of origination at March 31, 2023 (in thousands):

	2023	2022	2021	2020	2019	2018 & Prior	Revolving	Total
CRE
Pass	$445,656	$1,528,343	$596,881	$185,291	$226,188	$154,132	$42,936	$3,179,427
Special Mention	8,548	35,556	14,701	320	—	—	—	59,125
Substandard	—	24,000	—	16,769	—	—	—	40,769
Total	$454,204	$1,587,899	$611,582	$202,380	$226,188	$154,132	$42,936	$3,279,321

Construction
Pass	$18,720	$70,550	$34,022	$—	$—	$—	$—	$123,292
Total	$18,720	$70,550	$34,022	$—	$—	$—	$—	$123,292

Multi-family
Pass	$5,534	$188,701	$73,566	$33,028	$38,181	$100,392	$4,650	$444,052
Total	$5,534	$188,701	$73,566	$33,028	$38,181	$100,392	$4,650	$444,052

One-to four-family
Current	$—	$4,249	$—	$10,432	$12,484	$25,262	$—	$52,428
Total	$—	$4,249	$—	$10,432	$12,484	$25,262	$—	$52,428

Commercial and industrial
Pass	$61,040	$358,209	$126,347	$32,843	$17,929	$12,998	$293,176	$902,542
Special Mention	—	14,000	—	—	—	—	18,999	32,999
Total	$61,040	$372,209	$126,347	$32,843	$17,929	$12,998	$312,175	$935,541

Consumer
Current	$7,468	$—	$780	$—	$—	$22,108	$—	$30,356
Past due	—	—	—	—	—	38	—	38
Total	$7,468	$—	$780	$—	$—	$22,146	$—	$30,394

There were $100,000 of Consumer charge-off for the three months ended March 31, 2023, which were originated in 2018 and prior. There were $40.8 million of collateral dependent CRE loans at March 31,2023.

For loans evaluated by credit risk ratings, the following table presents loan balances by credit quality indicator and by class of loans at December 31, 2022 (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate	$3,192,212	$35,881	$26,415	$—	$3,254,508
Commercial & industrial	876,867	31,749	—	—	908,616
Construction	143,693	—	—	—	143,693
Multi-family	468,540	—	—	—	468,540
Total	$4,681,312	$67,630	$26,415	$—	$4,775,357

There were no modifications where the borrower was experiencing financial difficulty during the three months ended March 31, 2023.

The following tables present loans individually evaluated for impairment pursuant to the disclosure requirements prior to the adoption of ASU No. 2016-13 on January 1, 2023 (in thousands). The recorded investment in loans excludes accrued interest receivable and loan origination fees.

	At December 31, 2022
			Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
	Balance	Investment	Allocated
With an allowance recorded:
Consumer	24	24	24
Total	$24	$24	$24

Without an allowance recorded:
One-to four-family	$1,176	$899	$—
CRE	27,984	26,740	—
Total	$29,160	$27,639	$—

	Average	Interest
	Recorded	Income
Three months ended March 31, 2022	Investment	Recognized
With an allowance recorded:
One-to four-family	$224	$3
Consumer	163	—
Total	$387	$3

Without an allowance recorded:
One-to four-family	$716	$6
Consumer	33,498	230
Total	$34,214	$236

NOTE 6 — BORROWINGS

Borrowings consisted of the following (in thousands):

			Interest expense
	At March 31,	At December 31,	Three Months Ended March 31,
	2023	2022	2023	2022
Federal funds purchased and securities sold under agreements to repurchase	$195,000	$150,000	$1,369	$—
Federal Home Loan Bank of New York advances	$200,000	$100,000	$657	$—

Federal funds purchased are generally overnight transactions and had a weighted average interest rate of 5.15% at March 31, 2023. The FHLBNY advances at March 31, 2023 have a maturity date of April 3, 2023 and a fixed interest rate of 4.99%. There were no securities sold under agreements to repurchase outstanding as of March 31, 2023 and December 31, 2022.

During the first quarter of 2022, the Company redeemed $25.0 million of subordinated debt, plus accrued interest. The subordinated notes had a maturity date of March 15, 2027 and an interest rate of 6.25% per annum.

NOTE 7 — EARNINGS PER SHARE

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

	Three months ended March 31,
	2023	2022
Basic
Net income per consolidated statements of income	$25,076	$19,021
Less: Earnings allocated to participating securities	(84)	(25)
Net income available to common stockholders	$24,992	$18,996

Weighted average common shares outstanding including participating securities	11,081,924	10,934,091
Less: Weighted average participating securities	(37,300)	(14,223)
Weighted average common shares outstanding	11,044,624	10,919,868

Basic earnings per common share	$2.26	$1.74

Diluted
Net income allocated to common stockholders	$24,992	$18,996

Weighted average common shares outstanding for basic earnings per common share	11,044,624	10,919,868
Add: Dilutive effects of assumed exercise of stock options	—	190,826
Add: Dilutive effects of assumed vesting of performance based restricted stock	58,384	73,561
Add: Dilutive effects of assumed vesting of restricted stock units	—	39,039
Average shares and dilutive potential common shares	11,103,008	11,223,294

Dilutive earnings per common share	$2.25	$1.69

For the three months ended March 31, 2023, 262,624 of restricted stock units were not considered in the calculation of diluted earnings per share as their inclusion would be anti-dilutive. All performance restricted stock units were considered in computing diluted earnings per common share for the three months ended March 31, 2022. All stock options, performance restricted stock units, and restricted stock units were considered in computing diluted earnings per common share for the three months ended March 31, 2022.

NOTE 8 — STOCK COMPENSATION PLAN

Equity Incentive Plan

At March 31, 2023, the Company maintained three stock compensation plans, the 2022 Equity Incentive Plan (the “2022 EIP”), the 2019 Equity Incentive Plan (the “2019 EIP”) and the 2009 Equity Incentive Plan (the “2009 EIP”). The 2019 EIP expired on May 31, 2022 but has outstanding restricted stock awards and PRSUs subject to vesting schedules. The 2009 EIP has also expired but has outstanding stock options that may still be exercised.

The 2022 EIP was approved on May 31, 2022 by stockholders of the Company. Under the 2022 EIP, the maximum number of shares of stock that may be delivered to participants in the form of restricted stock, restricted stock units and stock options, including ISOs and non-qualified stock options, is 132,424, subject to adjustment as set forth in the 2022 EIP, plus any awards that are forfeited under the 2019 EIP after March 15, 2022.

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

A summary of the status of the Company’s stock options and the changes during the year is presented below:

Three months ended
March 31, 2023
Weighted
	Number of	Average
	Options	Exercise Price
Outstanding, beginning of period	220,200	$18.00
Granted	—	—
Exercised	(220,200)	18.00
Cancelled/forfeited	—	—
Outstanding, end of period	—	$—
Options vested and exercisable at end of period	—	$—

Weighted average remaining contractual life (years)	—
Weighted average intrinsic value	$—

The intrinsic value of exercises was $8.3 million and $0.0 for the three months ended March 31, 2023 and 2022, respectively. See also “NOTE 14 – SUBSEQUENT EVENTS” to the Company’s consolidated financial statements in this Form 10-Q.

There was no unrecognized compensation cost related to stock options at March 31, 2023 and December 31, 2022. There was no compensation cost related to stock options during the three months ended March 31, 2023 and 2022.

Restricted Stock Awards and Restricted Stock Units

The Company issued restricted stock awards and restricted stock units under the 2022 EIP, 2019 EIP and the 2009 EIP (collectively, “restricted stock grants”) to certain key personnel. Each restricted stock grant vests based on the vesting schedule outlined in the restricted stock grant agreement. Restricted stock grants are subject to forfeiture if the holder is not employed by the Company on the vesting date.

In the first quarter of 2023 and 2022, 170,998 and 72,025 restricted stock grants were issued to certain key personnel, respectively. One-third of these shares vest each year for three years beginning on March 1, 2024 and March 1, 2023, respectively. Total compensation cost that has been charged against income for restricted stock grants was $1.4 million and $751,000 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $14.3 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.36 years.

In January 2023, 27,500 restricted shares were granted to members of the Board of Directors. These shares vest in January 2024. In January 2022, 11,126 restricted shares were granted to members of the Board of Directors. These shares vested in January 2023. In January 2019, 38,900 restricted shares were granted to members of the Board of Directors in lieu of retainer fees for three years of service. Total expense for these awards was $388,000 and $298,000 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 total unrecognized expense for these awards was $1.2 million.

The following table summarizes the changes in the Company’s restricted stock grants:

	Three months ended
	March 31, 2023
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding, beginning of period	129,562	$86.01
Granted	198,498	55.83
Forfeited	(446)	55.91
Vested	(64,990)	84.28
Outstanding at end of period	262,624	$63.68

Performance-Based Stock Units

During the second quarter of 2021, the Company established a long-term incentive award program under the 2019 EIP. Under the program, 90,000 PRSUs were awarded. During the second quarter of 2022, 20,800 PRSUs were forfeited and reissued pursuant to the 2022 EIP. The weighted average service inception date fair value of the outstanding awarded shares was $6.0 million. At the beginning of 2023 and 2022, 29,200 and 30,000 PRSUs, respectively, were vested as all performance criteria were met. The remaining 30,800 PRSUs are scheduled to vest in February 2024, provided certain performance criteria are met in fiscal year 2023. All vested shares will not be delivered until the first quarter of 2024.  Total compensation cost that has been charged against income for the PRSUs was $538,000 and $471,000 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and derivative contracts, and to determine fair value disclosures. Other than derivative contacts designated as cash flow hedges, the Company did not have any liabilities that were measured at fair value at March 31, 2023 and December 31, 2022. AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Assets and Liabilities Measured on a Recurring Basis

Assets measured on a recurring basis are limited to the Company’s AFS securities portfolio, equity investments and prior to termination, an interest rate cap derivative contract. The AFS portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Equity investments are carried at estimated fair value with changes in fair value reported as “unrealized gain/(loss)” on the statements of operations. Outstanding derivative contracts designated as cash flow hedges are carried at estimated fair value with changes in fair value reported as accumulated other comprehensive income or loss in shareholders’ equity. The fair values for substantially all of these assets are obtained monthly from an independent nationally recognized pricing service. On a quarterly basis, the Company assesses the reasonableness of the fair values obtained for the AFS portfolio by reference to a second independent nationally recognized pricing service. Based on the nature of these securities, the Company’s independent pricing service provides prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in the Company’s portfolio. Various modeling techniques are used to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, the Company obtains the models, inputs and assumptions utilized by its pricing service and reviews them for reasonableness.

Other than derivative contacts designated as cash flow hedges, the Company does not have any liabilities that were measured at fair value on a recurring basis.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At March 31, 2023
U.S. Government agency securities	$60,236	$—	$60,236	$—
U.S. State and Municipal securities	9,537	—	9,537	—
Residential mortgage securities	335,674	—	335,674	—
Commercial mortgage securities	35,299	—	35,299	—
Asset-backed securities	3,423	—	3,423	—
CRA Mutual Fund	2,087	2,087	—	—
Derivatives	(1,006)	—	(1,006)	—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2022
U.S. Government agency securities	$59,372	$—	$59,372	$—
U.S. State and Municipal securities	9,212	—	9,212	—
Residential mortgage securities	338,548	—	338,548	—
Commercial mortgage securities	34,850	—	34,850	—
Asset-backed securities	3,765	—	3,765	—
CRA Mutual Fund	2,048	2,048	—	—
Derivatives	—	—	—	—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2023 and 2022.

There were no material assets measured at fair value on a non-recurring basis at March 31, 2023 and December 31, 2022.

Carrying amounts and estimated fair values of financial instruments carried at amortized cost were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At March 31, 2023	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$32,525	$32,525	$—	$—	$32,525
Overnight deposits	266,978	266,978	—	—	266,978
Securities held-to-maturity	501,525	—	436,131	—	436,131
Loans, net	4,803,942	—	—	4,718,214	4,718,214
Other investments
FRB Stock	11,411	N/A	N/A	N/A	N/A
FHLB Stock	13,691	N/A	N/A	N/A	N/A
Disability Fund	1,500	—	1,500	—	1,500
Time deposits at banks	498	498	—	—	498
Receivable from prepaid card programs, net	83,787	—	—	83,787	83,787
Accrued interest receivable	24,006	—	859	23,147	24,006

Financial Liabilities:
Non-interest-bearing demand deposits	$2,122,606	$2,122,606	$—	$—	$2,122,606
Money market and savings deposits	2,955,407	2,955,407	—	—	2,955,407
Time deposits	53,775	—	52,971	—	52,971
Federal funds purchased	195,000	—	195,000	—	195,000
Federal Home Loan Bank of New York advances	200,000	—	200,000	—	200,000
Trust preferred securities payable	20,620	—	—	19,983	19,983
Prepaid debit cardholder balances	11,102	—	—	11,102	11,102
Accrued interest payable	689	11	338	340	689
Secured borrowings	7,689	—	7,689	—	7,689

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2022	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$26,780	$26,780	$—	$—	$26,780
Overnight deposits	230,638	230,638	—	—	230,638
Securities held-to-maturity	510,425	—	437,290	—	437,290
Loans, net	4,795,647	—	—	4,737,007	4,737,007
Other investments
FRB Stock	11,421	N/A	N/A	N/A	N/A
FHLB Stock	9,191	N/A	N/A	N/A	N/A
Disability Fund	1,000	—	1,000	—	1,000
Time deposits at banks	498	498	—	—	498
Receivable from prepaid card programs, net	85,605	—	—	85,605	85,605
Accrued interest receivable	24,107	—	964	23,143	24,107

Financial Liabilities:
Non-interest-bearing demand deposits	$2,422,151	$2,422,151	$—	$—	$2,422,151
Money market and savings deposits	2,803,698	2,803,698	—	—	2,803,698
Time deposits	52,063	—	51,058	—	51,058
Federal funds purchased	150,000	—	150,000	—	150,000
Federal Home Loan Bank of New York advances	100,000	—	100,000	—	100,000
Trust preferred securities payable	20,620	—	—	19,953	19,953
Prepaid debit cardholder balances	10,579	—	—	10,579	10,579
Accrued interest payable	728	112	293	323	728
Secured borrowings	7,725	—	7,725	—	7,725

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the amounts reclassified out of accumulated other comprehensive income for the sale and calls of AFS securities and realized gain on cash flow hedges (in thousands):

			Affected line item in
	Three months ended		the Consolidated Statements
	March 31,		of Operations
	2023	2022
Realized gain on sale of AFS securities	$—	$—	Gain on Sale of Securities
Income tax (expense) benefit	—	—	Income tax expense
Total reclassifications, net of income tax	$—	$—

Realized gain on cash flow hedges	$(1,235)	$—	Licensing fees
Income tax (expense) benefit	(377)	(599)	Income tax expense
Total reclassifications, net of income tax	$(1,612)	$(599)

NOTE 11 — COMMITMENTS AND CONTINGENCIES

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

The following off-balance-sheet financial instruments, whose contract amounts represent credit risk, are outstanding (in thousands):

	At March 31, 2023		At December 31, 2022
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Unused commitments	$36,520	$387,399	$40,685	$364,908
Standby and commercial letters of credit	58,676	—	53,947	—
	$95,196	$387,399	$94,632	$364,908

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within two years. At March 31, 2023, the Company’s fixed rate loan commitments had interest rates ranging from 3.0% to 7.75% and the Company’s variable rate loan commitments had interest rates ranging from 6.0% to 10.3%. At December 31, 2022, the Company’s fixed rate loan commitments had interest rates ranging from 3.0% to 8.5% and the Company’s variable rate loan commitments had interest rates ranging from 6.0% to 11.5%. The amount of collateral obtained, if any, by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Company or other financial institutions and securities.

The Company’s stand-by letters of credit amounted to $58.7 million and $53.9 million as of March 31, 2023 and December 31, 2022, respectively. The Company’s stand-by letters of credit are collateralized by interest-bearing accounts of $28.4 million and $28.7 million as of March 31, 2023 and December 31, 2022, respectively.

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

The Company is in discussions with the FRB and the NYSDFS with respect to consensual resolutions of their investigations. Although the Company is unable at this time to determine the final terms on which the FRB and NYSDFS investigations will be resolved or the timing of such resolutions, the Company accrued a charge of $35.0 million during the fourth quarter of 2022 to establish a reserve for what the Company believes is a reasonable estimate of the probable loss and expenses associated with the FRB and NYSDFS settlements. The Company reversed $2.5 million of the reserve in the first quarter of 2023. If final settlements with the FRB and the NYSDFS are not reached and the FRB and the NYSDFS bring public enforcement actions, such actions and their resolution, as well as any other matter arising out of the foregoing program, could have a materially adverse effect on the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations.

NOTE 12 — REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers that are in the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers, are recognized in non-interest income. The following table presents the Company’s revenue from contracts with customers (in thousands):

	Three months ended March 31,
	2023	2022
Service charges on deposit accounts	$1,456	$1,370
Global Payments Group revenue	4,850	5,657
Other service charges and fees	642	506
Total	$6,948	$7,533

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

Global payment group revenue

The Company offers corporate cash management and retail banking services and, through its global payments business, provides services to non-bank financial service companies. The Company earns initial set-up fees for these programs as well as fees for transactions processed. The Company receives transaction data at the end of each month for services rendered, at which time revenue is recognized. Additionally, service charges specific to Global payment customers’ deposits are recognized within Global Payment Group revenue.

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

NOTE 13 — DERIVATIVES

In the first quarter of 2023, the Company entered into an interest rate swap derivative contract (“interest rate swap”) as a part of its asset liability management strategy to help manage its interest rate risk position. The interest rate swap has a notional amount of $400.0 million and a contractual maturity of August 1, 2025. The notional amount of the interest rate swap does not represent the amount exchanged by the parties. The interest rate swap was designated as a cash flow hedge of certain deposit liabilities of the Company. The hedge was determined to be highly effective during the three months ended March 31, 2023. The Company expects the hedge to remain highly effective during the remaining term of the interest rate swap.

In 2020, the Company entered into an interest rate cap derivative contract (“interest rate cap”) as a part of its asset liability management strategy to help manage its interest rate risk position. The interest rate cap had a notional amount of $300.0 million and a contractual maturity of March 1, 2025. The notional amount of the interest rate cap does not represent the amount exchanged by the parties. The amount exchanged was determined by reference to the notional amount and the other terms of the interest rate cap. The interest rate subject to the cap was 30-day LIBOR.

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

The following tables reflect the derivatives recorded on the balance sheet (in thousands):

		Fair
		Value
	Notional	Asset /
	Amount	(Liability)
At March 31, 2023
Derivatives designated as hedges:
Interest rate swap related to customer deposits	$400,000	$(1,006)
Total included in Other Assets	$400,000	$(1,006)

At December 31, 2022
Derivatives designated as hedges:
Interest rate cap related to customer deposits	$—	$—
Total included in Other Assets	$—	$—

The effect of cash flow hedge accounting on accumulated other comprehensive income is as follows (in thousands):

	Three months ended March 31,
	2023	2022
Interest rate caps related to customer deposits
Amount of gain (loss) recognized in OCI, net of tax	$(699)	$6,087
Amount of gain (loss) reclassified from OCI into income	$1,235	$—
Location of gain (loss) reclassified from OCI into income	Licensing fees	N/A

N/A - not applicable

NOTE 14 ‒ SUBSEQUENT EVENTS

On August 15, 2016, Metropolitan Bank Holding Corp. (the “Company”) made a loan to an executive officer of the Company, which was subsequently extended on August 15, 2021, in the amount of $780,000 and having an interest rate of 2.1% per annum (the “2021 Loan”). On March 6, 2023, the Company purported to make a loan to this executive officer in the amount of $7.5 million with a fixed interest rate of 5.7% per annum (the “2023 Loan”), and the executive officer  used substantially all of the proceeds of the 2023 Loan to pay the exercise price in connection with the exercise of certain existing stock options (the “Option Shares”) and satisfy withholding tax obligations in connection with such exercise (the “Option Exercise”). In connection with the preparation of the proxy statement for the Company’s annual meeting of stockholders, the Company’s management and Executive Committee of the Board of Directors, along with outside counsel, reevaluated the 2023 Loan as well as the 2021 Loan. As part of this reevaluation, the Company determined that the 2023 Loan and the 2021 Loan were likely impermissible under applicable law and/or regulations.

As a result of these determinations, and to the extent that the 2023 Loan and the Option Exercise were not void as a matter of law, on April 26, 2023, the Company and the executive officer entered into a Rescission Agreement (the “Rescission Agreement”). The Rescission Agreement provided, among other things, (i) that the 2023 Loan and the Option Exercise would be rescinded and deemed null and void, (ii) that payments made in respect of the 2023 Loan, if any, would be returned, and (iii) that any dividends received by the executive officer in respect of the Option Shares have been returned or repaid to the Company. In connection with the entry into the Rescission Agreement, the executive officer repaid, in full, the 2021 Loan.

At December 31, 2022, the aggregate amount of extensions of credit to the Company’s directors, executive officers, principal stockholders and their associates was $780,000. As of May 3, 2023, such amount is $0.

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

The Company’s primary market includes the New York metropolitan area, specifically Manhattan and the outer boroughs, and Nassau County, New York. This market is well-diversified and represents a large market for middle market businesses (defined as businesses with annual revenue of $5 million to $200 million). The Company’s market area has a diversified economy typical of most urban population centers, with the majority of employment provided by services, wholesale/retail trade, finance/insurance/real estate, technology companies and construction. A relationship-led strategy has provided the Company with select opportunities in other U.S. markets, with a particular focus on South Florida. In addition, through its Global Payments Group, the Company issues prepaid cards for nationwide card programs managed by third-party program managers.

The Company’s primary lending products are commercial real estate loans, including multi-family loans, and commercial and industrial loans. Substantially all loans are secured by specific items of collateral including business and consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flows from operations of commercial enterprises. The Company’s primary deposit products are checking, savings, and term deposit accounts, all of which are insured by the FDIC up to the maximum amounts allowed by law. In addition to traditional commercial banking products, the Company offers corporate cash management and retail banking services, and its Global Payments Group (“global payments business”) provides services to non-bank financial service companies, including serving as an issuing bank for third-party debit card programs, as well as providing other financial infrastructure, including cash settlement and custodian deposit services. The Company operates six banking centers strategically located within close proximity to target clients. The strength of the Company’s deposit franchise comes from its long-standing relationships with clients and the strong ties it has in its market area. The Company has also developed a diversified funding strategy, which enables it to be less reliant on branches. Deposit funding is provided by the following core deposit verticals: (i) borrowing clients; (ii) non-borrowing retail clients; (iii) global payments business; and (iv) corporate cash management clients.

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

Allowance for Credit Losses

The ACL has been determined in accordance with GAAP. The Company is responsible for the timely and periodic determination of the amount of the ACL. Management believes that the ACL is adequate to cover expected credit losses over the life of the loan portfolio. Although management evaluates available information to determine the adequacy of the ACL, the level of allowance is an estimate which is subject to significant judgment and short-term change. Because of uncertainties associated with local and national economic forecasts, the operating and regulatory environment, collateral values and future cash flows from the loan portfolio, it is possible that a material change could occur in the ACL in the near term. The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change.

Accordingly, the Company may ultimately incur losses that vary from management’s current estimates. Adjustments to the ACL will be reported in the period in which such adjustments become known and can be reasonably estimated. All loan losses are charged to the ACL when the loss actually occurs or when the collectability of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL. As a result of such examinations, the Company may need to recognize additions to the ACL based on the regulators’ judgments.

In estimating the ACL, the Company relies on models and economic forecasts developed by external parties as the primary driver of the ACL. These models and forecasts are based on nationwide sets of data. Economic forecasts can change significantly over an economic cycle and have a significant level of uncertainty associated with them. The performance of the models is dependent on the variables used in the models being reasonable proxies for the loan portfolio’s performance. However, these variables may not capture all sources of risk within the portfolio. As a result, the Company reviews the results and makes qualitative adjustments to the models to capture limitations of the models as necessary. Such qualitative factors may include adjustments to better capture the imprecision associated with the economic forecasts, and the ability of the models to capture emerging risks within the portfolio that may not be represented in the data. These judgments are evaluated through Company’s review process, and revised on a quarterly basis to account for changes in facts and circumstances.

One of the more significant judgments involved in estimating the Company’s ACL relates to the macroeconomic forecasts used to estimate credit losses and the relative weightings applied to them. To illustrate the impact of changes in these forecasts to the Company’s ACL, the Company performed a hypothetical sensitivity analysis that decreased the weight on the baseline scenario by 33% and equally allocated the difference to increase the weights on the more optimistic and adverse scenarios. All else equal, the impact of this hypothetical forecast would result in a net increase of approximately $4 million, or 8.4%, in the Company’s total ACL for loans and loan commitments as of March 31, 2023. This hypothetical analysis is intended to illustrate the impact of adverse changes in the macroeconomic environment at a point in time and is not intended to reflect the full nature and extent of potential future change in the ACL. It is difficult to estimate how potential changes in any one of the quantitative inputs or qualitative factors might affect the overall ACL and the Company’s current assessments may not reflect the potential future impact of changes to those inputs or factors.

Emerging Growth Company

As of December 31, 2022, which was the last day of the fiscal year of the Company following the fifth anniversary of the Company’s initial public offering of common equity securities, the Company no longer qualified as an EGC, as defined in Section 3(a) of the Securities Act of 1933, as amended by the JOBS Act.

Discussion of Financial Condition

The Company had total assets of $6.3 billion at March 31, 2023, an increase of $42.6 million, or 0.7%, from December 31, 2022.

Total cash and cash equivalents were $299.5 million at March 31, 2023, an increase of $42.1 million, or 16.3%, from December 31, 2022. The increase from December 31, 2022, primarily reflected net cash from operating activities.

Total securities were $947.8 million at March 31, 2023, a decrease of $10.4 million, or 1.1%, from December 31, 2022. The decrease was primarily due to the $18.5 million paydown of AFS and HTM securities, partially offset by the $8.2 million decrease in unrealized losses on AFS securities reflecting the prevailing interest rate environment.

Loans

Total loans, net of deferred fees and unamortized costs, were $4.9 billion at March 31, 2023, an increase of $11.2 million, or 0.2%, from December 31, 2022. The increase in total loans from December 31, 2022, was due primarily to an increase of $51.7 million in CRE (including owner-occupied) and commercial and industrial (“C&I”) loans, partially offset by a $44.9 million decrease in multi-family and construction loans.

As of March 31, 2023, total loans consisted primarily of CRE loans (including multi-family mortgage loans) and C&I loans. The Company’s commercial loan portfolio includes loans to the following industries (dollars in thousands):

	At March 31, 2023
		% of Total
	Balance	Loans(1)
CRE (2)
Skilled Nursing Facilities	$1,175,605	24.2%
Multi-family	444,052	9.2
Retail	317,826	6.6
Mixed use	369,732	7.6
Office	361,139	7.4
Hospitality	281,188	5.8
Construction	123,292	2.5
Land	133,974	2.8
Warehouse	169,385	3.5
Other	462,952	9.5
Total CRE	$3,839,145	79.1%

C&I (3)
Finance & Insurance	$234,010	4.8%
Individuals	149,614	3.1
Skilled Nursing Facilities	137,889	2.8
Healthcare	116,655	2.4
Wholesale	54,642	1.1
Manufacturing	52,288	1.1
Other	187,688	3.9
Total C&I	$932,786	19.2%
(1)	Net of deferred fees and costs
(2)	CRE, not including one-to-four family loans and participations
(3)	Net of premiums and overdraft adjustments

Asset Quality

Non-performing loans increased to $24.0 million at March 31, 2023 from $24,000 at December 31, 2022, due to one CRE loan that is fully secured. The table below sets forth key asset quality ratios (dollars in thousands):

	At or for the	At or for the
	three months ended	for the year ended
	March 31,	December 31,
	2023	2022
Asset Quality Ratios
Non-performing loans	$24,024	$24
Non-performing loans to total loans	0.50%	—%
Allowance for credit losses to total loans	0.98%	0.93%
Non-performing loans to total assets	0.38%	—%
Allowance for credit losses to non-performing loans	198.77%	N.M %
Ratio of net charge-offs (recoveries) to average loans outstanding in aggregate	0.01%	—%

N.M. – not meaningful

Allowance for Credit Losses

The ACL was $47.8 million at March 31, 2023, as compared to $44.9 million at December 31, 2022. The increase from December 31, 2022 was primarily due to the Company adopting ASU No. 2016-13, Financial Instruments – Credit Losses (ASC 326) effective January 1, 2023. ASU No. 2016-13 requires the measurement of all expected credit losses for financial assets held at amortized cost to be based on historical experience, current condition, and reasonable and supportable forecasts. Upon adoption, the Company recorded a $2.3 million increase to the ACL for loans, a $777,000 increase to the ACL for loan commitments, and a $2.1 million decrease to retained earnings, net of taxes. The Company also recorded a $646,000 provision for credit losses for the first quarter of 2023 primarily driven by macroeconomic factors.

Deposits

Total deposits were $5.1 billion at March 31, 2023, a decrease of $146.1 million, or 2.8%, from December 31, 2022. The decrease from December 31, 2022, was due primarily to a decrease of $215.4 million in digital currency business deposits, partially offset by an aggregate net increase of $69.2 million in core deposit verticals. The decrease in digital currency business deposits reflects the Company’s decision to exit the crypto related vertical. Non-interest-bearing demand deposits were 41.4% of total deposits at March 31, 2023, compared to 45.9% at December 31, 2022.

The table below summarizes the Company’s deposit composition by segment for the periods indicated (dollars in thousands):

	At March 31, 2023	At December 31, 2022	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$2,122,606	$2,422,151	$(299,545)	(12.4)%
Money market	2,945,746	2,792,554	153,192	5.5
Savings accounts	9,661	11,144	(1,483)	(13.3)
Time deposits	53,775	52,063	1,712	3.3
Total	$5,131,788	$5,277,912	$(146,124)	(2.8)%

At March 31, 2023, the aggregate estimated amount of uninsured deposits was $1.5 billion. In addition, as of March 31, 2023, the aggregate estimated amount of the Company’s uninsured time deposits was $33.8 million. The following table presents the scheduled maturities of time deposits greater than $250,000 (in thousands):

At March 31, 2023
Three months or less	$11,017
Over three months through six months	4,492
Over six months through one year	11,014
Over one year	7,255
Total	$33,778

Borrowings

Federal Funds Purchased and FHLB Advances

To support a more efficient balance sheet, particularly related to the decrease in deposits related to the exit of the digital currency business, the Company may at times utilize FHLB advances or other funding sources. At March 31, 2023, the Company had $195.0 million of Federal funds purchased and $200.0 million of FHLBNY advances. At December 31, 2022, the Company had $150.0 million of Federal funds purchased and $100.0 million of FHLBNY advances.

Accumulated Other Comprehensive Income

Accumulated other comprehensive loss, net of tax, was $50.1 million at March 31, 2023, a decrease of $4.2 million from December 31, 2022. The decrease from December 31, 2022 was due to a decline in unrealized losses on available-for-sale securities due to the prevailing interest rate environment, partially offset by an unrealized loss on an outstanding cash flow hedge and the reclassification to net income of gains on a terminated cash flow hedge.

In the first quarter of 2023, the Company entered into an interest rate swap derivative contract as a part of its asset liability management strategy to help manage its interest rate risk position. The interest rate swap was designated as a cash flow hedge of certain deposit liabilities of the Company. The interest rate swap has a notional amount of $400.0 million and a contractual maturity of August 1, 2025.

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

Results of Operations

Net Income

Net income increased $6.1 million to $25.1 million for the first quarter of 2023, as compared to $19.0 million for the first quarter of 2022. This increase was due primarily to an increase of $11.9 million in net interest income offset by a $6.4 million increase in non-interest expense.

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

	Three Months Ended
	March 31, 2023			March 31, 2022
	Average			Average
	Outstanding		Yield /	Outstanding		Yield /
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest-earning assets:
Loans (2)	$4,838,336	$75,960	6.34%	$3,901,976	$46,536	4.78%
Available-for-sale securities	530,503	2,106	1.59	565,301	1,648	1.17
Held-to-maturity securities	506,655	2,377	1.88	447,165	1,738	1.55
Equity investments	2,362	12	2.08	2,328	6	1.03
Overnight deposits	207,917	2,484	4.78	1,969,366	915	0.19
Other interest-earning assets	20,163	324	6.42	13,328	127	3.80
Total interest-earning assets	6,105,936	83,263	5.51	6,899,464	50,970	2.96
Non-interest-earning assets	152,302			57,241
Allowance for credit losses	(45,614)			(36,130)
Total assets	$6,212,624			$6,920,575
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$2,840,271	22,030	3.15	$2,639,572	3,463	0.53
Certificates of deposit	52,912	343	2.63	75,881	162	0.86
Total interest-bearing deposits	2,893,183	22,373	3.14	2,715,453	3,625	0.54
Borrowed funds	188,230	2,356	5.01	40,340	713	7.07
Total interest-bearing liabilities	3,081,413	24,729	3.26	2,755,793	4,338	0.64
Non-interest-bearing liabilities:
Non-interest-bearing deposits	2,390,840			3,574,835
Other non-interest-bearing liabilities	147,850			28,927
Total liabilities	5,620,103			6,359,555
Stockholders' equity	592,521			561,020
Total liabilities and equity	$6,212,624			$6,920,575
Net interest income		$58,534			$46,632
Net interest rate spread (3)			2.25%			2.32%
Net interest margin (4)			3.86%			2.71%
Total cost of deposits (5)			1.72%			0.23%
Total cost of funds (6)			1.83%			0.28%
(1)	Annualized.
(2)	Amount includes deferred loan fees and non-performing loans.
(3)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(4)	Determined by dividing annualized net interest income by total average interest-earning assets.
(5)	Determined by dividing annualized interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(6)	Determined by dividing annualized interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

Net interest margin for the first quarter of 2023 was 3.86% compared to 2.71% for the first quarter of 2022. The 115 basis point increase was driven largely by the increase in the average balance of loans and the increase in loan yields partially offset by the higher cost of funds. Total cost of funds for the first quarter of 2023 was 183 basis points compared to 28 basis points for the first quarter of 2022, which reflected the increase in prevailing interest rates and competition for deposits, as well as the outflow of crypto-related and other non-interest bearing deposits.

Interest Income

Interest income increased $32.3 million to $83.3 million for the first quarter of 2023, as compared to $51.0 million for the first quarter of 2022 primarily due to the increase in the average balance of loans and increase in yields for loans and overnight deposits. The average balance of loans increased $936.4 million, for the first quarter of 2023 as compared to the first quarter of 2022. The yields on loans and overnight deposits increased 156 basis points and 459 basis points, respectively for the first quarter of 2023, as compared to the first quarter of 2022 due to the increase in prevailing market interest rates.

Interest Expense

Interest expense increased $20.4 million to $24.7 million for the first quarter of 2023 compared to $4.3 million for the first quarter of 2022 due primarily to the increase in yields on interest bearing deposits, offset by the increase in borrowed funds. The yield on interest bearing deposits increased 260 basis points for the first quarter of 2023, as compared to the first quarter of 2022. The average balance of borrowed funds increased $147.9 million, for the first quarter of 2023 as compared to the first quarter of 2022.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2023 based on ASC 326 was $646,000 primarily driven by macroeconomic factors. The provision for loan losses for the first quarter of 2022 based on the incurred loss method was $3.4 million, which reflected loan growth.

Non-Interest Income

Non-interest income was $7.0 million for the first quarter of 2023, a decrease of $453,000 as compared to the first quarter of 2022 driven by decreases in GPG revenues related to digital currency clients.

Non-Interest Expense

Non-interest expense was $31.0 million for the first quarter of 2023, an increase of $6.4 million as compared to the first quarter of 2022 due primarily to the increase in compensation and benefits due to the increase in the number of full-time employees, and an increase in professional fees, partially offset by the $2.5 million reduction of the regulatory settlement reserve recorded in the first quarter of 2023.

Income Tax Expense

The estimated effective tax rate for the first quarter of 2023 was 25.9% as compared to 27.0% for the first quarter of 2022. The effective tax rate for the first quarter of 2023 includes a favorable discrete benefit related to the exercise of stock awards in the first quarter of 2023. The effective tax rate in the prior year period includes the recognition of discrete tax items during the period.

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

At March 31, 2023, the Company had $423.9 million in unused commitments and $58.7 million in standby and commercial letters of credit. At December 31, 2022, the Company had $405.6 million in unused commitments and $53.9 million in standby and commercial letters of credit.

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

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At March 31, 2023 and December 31, 2022, cash and cash equivalents totaled $299.5 million and $257.4 million, respectively. Securities classified as AFS and equity investments, which provide additional sources of liquidity, totaled $446.3 million at March 31, 2023 and $447.8 million at December 31, 2022. There were $921.5 million and $25.0 million of securities pledged to the FRBNY discount window at March 31, 2023 and December 31, 2022, respectively.

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

The Company had remaining secured funding capacity from the Federal Home Loan Bank, Federal Reserve Bank and securities repurchase facilities of $2.8 billion and $1.1 billion at March 31, 2023 and December 31, 2022, respectively. The increase in secured funding capacity is due to the Company optimizing its liquidity resources through the pledge of additional eligible loan collateral.

The Company’s primary investing activities are the origination of loans, and to a lesser extent, the purchase of loans and securities. For the first quarter of 2023, the Company’s loan production was $265.4 million, as compared to $488.9 million for the first quarter of 2022.

Financing activities consisted primarily of activity in deposit accounts and borrowings. The Company generates deposits from businesses and individuals through client referrals and other relationships and through its retail presence. The Company has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds. Total deposits decreased to $5.1 billion at March 31, 2023, or 2.8%, from $5.3 billion at December 31, 2022. The decrease from December 31, 2022, was due primarily to a decrease of $215.4 million in digital currency business deposits, partially offset by an aggregate net increase of $69.2 million in core deposit verticals. The decrease in digital currency business deposits reflects the Company’s decision to exit the crypto related vertical.

At March 31, 2023, interest-bearing deposits were comprised of $3.0 billion of money market accounts and $53.8 million of time deposits. Time deposits due within one year of March 31, 2023 totaled $40.8 million, or 0.8% of total deposits. At March 31, 2023, the aggregate estimated amount of uninsured deposits was $1.5 billion. At December 31, 2022, interest-bearing deposits were comprised of $2.8 billion of money market accounts and $52.1 million of time deposits. Time deposits due within one year of December 31, 2022 totaled $37.6 million, or 0.7% of total deposits. Non-interest-bearing deposits were 41.4% of total deposits at March 31, 2023, as compared to 45.9% at December 31, 2022. At December 31, 2022, the aggregate estimated amount of uninsured deposits was $2.2 billion.

To support a more efficient balance sheet, particularly related to the decrease in deposits related to the ongoing exit of the digital currency business, the Company may at times utilize FHLB advances or other funding sources. At March 31, 2023, the Company had $195.0 million of Federal funds purchased and $200.0 million of FHLBNY advances.

In March 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there has been substantial market disruption and indications that deposit concerns could spread within the banking industry, leading to deposit outflows and other destabilizing results. In response to these events, the Treasury Department, Federal Reserve, and FDIC jointly announced the Bank Term Funding Program (“BTFP”) on March 12, 2023. This program aims to enhance liquidity by allowing institutions to pledge certain securities at the par value of the securities, and at a borrowing rate of ten basis points over the one-year overnight index swap rate. The BTFP is available to eligible U.S. federally insured depository institutions, with advances having a term of up to one year and no prepayment penalties. The BTFP is available to the Company.

Regulation

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. At March 31, 2023 and December 31, 2022, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and the Bank review capital levels on a monthly basis. Below is a table of the Company’s and Bank’s capital ratios for the periods indicated:

				Minimum Ratio
			Minimum	Required	Minimum
	At	At	Ratio to be	for Capital	Capital
	March 31,	December 31,	“Well	Adequacy	Conservation
	2023	2022	Capitalized”	Purposes	Buffer(1)
The Company
Tier 1 leverage ratio	10.8%	10.2%	N/A	4.0%	—%
Common equity tier 1	12.3%	12.1%	N/A	4.5%	2.5%
Tier 1 risk-based capital ratio	12.7%	12.5%	N/A	6.0%	2.5%
Total risk-based capital ratio	13.6%	13.4%	N/A	8.0%	2.5%

The Bank
Tier 1 leverage ratio	10.4%	10.0%	5.00%	4.0%	—%
Common equity tier 1	12.3%	12.3%	6.50%	4.5%	2.5%
Tier 1 risk-based capital ratio	12.3%	12.3%	8.00%	6.0%	2.5%
Total risk-based capital ratio	13.2%	13.1%	10.00%	8.0%	2.5%

At March 31, 2023 and December 31, 2022, total non-owner-occupied commercial real estate loans were 357.8% and 366.0% of risk-based capital, respectively.

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

The Company manages its exposure to interest rates primarily by structuring its balance sheet in the ordinary course of business. The Company generally originates fixed and floating rate loans with maturities of less than five years. The interest rate risk on these loans is offset by the cost of deposits, where many of such deposits generally pay interest based on a floating rate index. Based upon the nature of operations, the Company is not subject to FX or commodity price risk and does not own any trading assets. The Company enters into interest rate derivative contracts as part of its interest rate risk management strategy to hedge certain deposit liabilities. For further discussion of the interest rate cap, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion of Financial Condition – Accumulated Other Comprehensive Income.”

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

The following table shows the estimated impact on net interest income for the one-year period beginning March 31, 2023 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

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

At March 31, 2023
Change in	Net	Year 1
Interest	Interest	Change
Rates	Income Year 1	from
(basis points)	Forecast	Level
+400	$202,849	(6.05)%
+300	205,750	(4.70)
+200	208,648	(3.36)
+100	212,623	(1.52)
—	215,901	—
-100	217,980	0.96
-200	219,040	1.45
-300	219,031	1.45
-400	220,016	1.91

The table above indicates that at March 31, 2023, in the event of an instantaneous and sustained parallel upward shift of 200 basis points in interest rates, the Company would experience a 3.36% decrease in net interest income. In the event of an instantaneous and sustained parallel downward shift of 200 basis points in interest rates, it would experience a 1.45% increase in net interest income.

Economic Value of Equity Analysis

The Company also analyzes the sensitivity of its financial condition to changes in interest rates through an EVE model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates. The table below represents an analysis of IRR as measured by the estimated changes in EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +300 and +400 basis points and -100, -200, -300 and -400 basis points) at March 31, 2023 (dollars in thousands):

		Estimated		EVE
		Increase (Decrease) in		as a Percentage of Fair
		EVE		Value of Assets (3)
Change in					Increase
Interest Rates	Estimated			EVE	(Decrease)
(basis points) (1)	EVE (2)	Dollars	Percent	Ratio (4)	(basis points)
+400	$516,796	$(144,493)	(21.85)%	9.08	(161.15)
+300	553,308	(107,981)	(16.33)	9.53	(116.21)
+200	589,449	(71,840)	(10.86)	9.94	(74.57)
+100	630,772	(30,517)	(4.61)	10.41	(28.02)
—	661,289	—	—	10.69	—
-100	673,351	12,062	1.82	10.68	(1.18)
-200	669,469	8,180	1.24	10.43	(25.84)
-300	650,113	(11,176)	(1.69)	9.96	(73.22)
-400	571,974	(89,315)	(13.51)	8.67	(201.94)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from the Company’s liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

The table above indicates that at March 31, 2023, in the event of an immediate upward shift of 200 basis points in interest rates, it would experience a 10.86% decrease in its EVE. In the event of an immediate downward shift of 200 basis points in interest rates, the Company would experience a 1.24% increase in its EVE.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and the Chief Financial Officer, who is the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023 pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various pending and threatened legal actions relating to the conduct of its normal business activities. In the opinion of management, as of March 31, 2023, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to the Company’s financial condition, results of operations, and liquidity.

ITEM 1A. RISK FACTORS

There are risks, many beyond our control, which could cause our results to differ significantly from management’s expectations. For a description of these risks, please see the risk factors included below and see the risk factors previously described in Part I, “Item 1A. Risk Factors” in our 2022 Form 10-K. There have been no material changes to our risk factors since the date of that filing, other than as noted below. Any of the risks described in our 2022 Form 10-K or in this Quarterly Report on Form 10-Q could, by itself or together with one or more other factors, materially and adversely affect our business, results of operations or financial condition. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, results of operations or financial condition.

Financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry causing disruptive deposit outflows and other destabilizing results.

In March 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there has been substantial market disruption and indications that deposit concerns could spread within the banking industry, leading to deposit outflows and other destabilizing results that could adversely affect the Company’s business, financial condition and results of operations.

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

10.1

Rescission Agreement between Metropolitan Bank Holding Corp. and Mark DeFazio dated April 26, 2023 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 28, 2023 (File No. 001-38282)).

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

101	INS XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation Linkbase

101	DEF XBRL Taxonomy Extension Definition Linkbase

101	LAB XBRL Taxonomy Extension Label Linkbase

101	PRE XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from Metropolitan Bank Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: May 4, 2023	By:	/s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: May 4, 2023	By:	/s/ Gregory A. Sigrist

Gregory A. Sigrist

Executive Vice President and Chief Financial Officer