Form 10-Q
period 2023-06-30
Metropolitan Bank Holding Corp.
filed 2023-08-04
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

YES ☐     NO ☒

There were 11,062,729 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 1, 2023.

METROPOLITAN BANK HOLDING CORP.

Form 10-Q

GLOSSARY OF COMMON TERMS AND ACRONYMS

ACL	Allowance for Credit Losses	FHLB	Federal Home Loan Bank
AFS	Available-for-sale	FHLBNY	Federal Home Loan Bank of New York
ALCO	Asset Liability Committee	FRB	Federal Reserve Bank
ALLL	Allowance for loan and lease losses	FRBNY	Federal Reserve Bank of New York
AOCI	Accumulated Other Comprehensive Income	FX	Foreign exchange
ASC	Accounting Standards Codification	GAAP	U.S. Generally accepted accounting principles
ASU	Accounting Standards Update	GPG	Global Payments Group
BaaS	Banking-as-a-Service	HTM	Held-to-maturity
Bank	Metropolitan Commercial Bank	IRR	Interest rate risk
BHC Act	Bank Holding Company Act of 1956, as amended	ISO	Incentive stock option
BSA	Bank Secrecy Act	JOBS Act	The Jumpstart Our Business Startups Act
C&I	Commercial and Industrial	LIBOR	London Inter-Bank Offered Rate
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	LTV	Loan-to-value
CECL	Current Expected Credit Loss	MBS	Mortgage-backed securities
CFPB	Consumer Financial Protection Bureau	NYSDFS	New York State Department of Financial Services
Company	Metropolitan Bank Holding Corp.	OCC	Office of the Comptroller of the Currency
Coronavirus	COVID-19	OTTI	Other-than-temporary impairment
CRA	Community Reinvestment Act	PPP	Paycheck Protection Program
CRE	Commercial real estate	PRSU	Performance Restricted Share Units
CRE Guidance	Commercial Real Estate Lending, Sound Risk Management Practices	ROU	Right of Use
DIF	Deposit Insurance Fund	SEC	U.S. Securities and Exchange Commission
EGC	Emerging Growth Company	SOFR	Secured Overnight Financing Rate
EVE	Economic value of equity	SRC	Smaller reporting company
FASB	Financial Accounting Standards Board	TDR	Troubled debt restructuring
FDIC	Federal Deposit Insurance Corporation	USD	U.S. Dollar

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that are difficult to predict and are generally beyond our control and that may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2023 and in this Quarterly Report on Form 10-Q. In addition, these factors include but are not limited to:

●	the interest rate policies of the Board of Governors of the Federal Reserve System;
●	an unexpected deterioration in our loan or securities portfolios;
●	changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
●	unexpected increases in our expenses;
●	different than anticipated growth and our ability to manage our growth;
●	the lingering effects of the COVID-19 pandemic on our business and results of operation;
●	unanticipated regulatory action or changes in regulations;
●	potential recessionary conditions, including the related effects on our borrowers and on our financial condition and results of operations;
●	unexpected increases in credit losses or in the level of delinquent, nonperforming, classified and criticized loans;
●	an inability to absorb the amount of actual losses inherent in our existing loan portfolio;
●	an unanticipated loss of key personnel or existing customers;
●	increases in competitive pressures among financial institutions or from non-financial institutions, which may result in unanticipated changes in our loan or deposit rates;
●	unanticipated increases in FDIC costs;
●	legislative, tax or regulatory changes or actions, which may adversely affect the Company’s business;
●	impacts related to or resulting from recent bank failures;
●	changes in deposit flows, funding sources or loan demand, which may adversely affect the Company’s business;
●	changes in accounting principles, policies or guidelines may cause the Company’s financial condition or results of operation to be reported or perceived differently;
●	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which the Company does business, or conditions in the securities markets or the banking industry being less favorable than currently anticipated;
●	unanticipated adverse changes in our customers’ economic conditions;

●	inflation, which may lead to higher operating costs;
●	declines in real estate values in the Company’s market area, which may adversely affect its loan production;
●	an unexpected adverse financial, regulatory, legal or bankruptcy event experienced by our non-bank financial service clients;
●	technological changes that may be more difficult or expensive to implement than anticipated;
●	system failures or cyber-security breaches of our information technology infrastructure or those of the Company’s third-party service providers or those of our non-bank financial service clients for which we provide global payments infrastructure;
●	the failure to maintain current technologies and to successfully implement future information technology enhancements;
●	the effects of any developments, changes or actions relating to any litigation or regulatory proceedings brought against us or any of our subsidiaries;
●	the costs, including the possible incurrence of fines, penalties, or other negative effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions, or other legal actions to which we or any of our subsidiaries are a party, and which may adversely affect our results;
●	the current or anticipated impact of military conflict, terrorism or other geopolitical events;
●	the ability to attract or retain key employees;
●	successful implementation or consummation of new business initiatives, which may be more difficult or expensive than anticipated;
●	the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by customers;
●	changes in consumer spending, borrower or savings habits;
●	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies, non-performing assets and charge-offs and changes in the estimates of the adequacy of the ACL;
●	an unexpected failure to successfully manage our credit risk and the sufficiency of our allowance;
●	the credit and other risks from borrower and depositor concentrations (by geographic area and by industry);
●	difficulties associated with achieving or predicting expected future financial results; and
●	the potential impact on the Company’s operations and customers resulting from natural or man-made disasters, wars, acts of terrorism, cyber-attacks and pandemics.

The Company’s ability to predict results or the actual effects of its plans or strategies is inherently uncertain. As such, forward-looking statements can be affected by inaccurate assumptions made or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect conditions only as of the date of this filing. Forward-looking statements speak only as of the date of this document. The Company undertakes no obligation (and expressly disclaims) to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, except as may be required by law.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2023	2022
Assets
Cash and due from banks	$33,534	$26,780
Overnight deposits	168,242	230,638
Total cash and cash equivalents	201,776	257,418
Investment securities available-for-sale, at fair value	426,068	445,747
Investment securities held-to-maturity (estimated fair value of $442.4 million and $437.3 million at June 30, 2023 and December 31, 2022, respectively)	515,613	510,425
Equity investment securities, at fair value	2,066	2,048
Total securities	943,747	958,220
Other investments	28,040	22,110
Loans, net of deferred fees and costs	5,149,546	4,840,523
Allowance for credit losses	(51,650)	(44,876)
Net loans	5,097,896	4,795,647
Receivable from global payments business, net	84,919	85,605
Other assets	165,772	148,337
Total assets	$6,522,150	$6,267,337
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand deposits	$1,730,380	$2,422,151
Interest-bearing deposits	3,558,185	2,855,761
Total deposits	5,288,565	5,277,912
Federal funds purchased	243,000	150,000
Federal Home Loan Bank of New York advances	200,000	100,000
Trust preferred securities	20,620	20,620
Secured borrowings	7,655	7,725
Prepaid third-party debit cardholder balances	10,772	10,579
Other liabilities	130,263	124,604
Total liabilities	5,900,875	5,691,440

Common stock, $0.01 par value, 25,000,000 shares authorized, 10,991,074 and 10,949,965 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	110	109
Additional paid in capital	392,742	389,276
Retained earnings	279,344	240,810
Accumulated other comprehensive income (loss), net of tax	(50,921)	(54,298)
Total stockholders’ equity	621,275	575,897
Total liabilities and stockholders’ equity	$6,522,150	$6,267,337

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest and dividend income
Loans, including fees	$80,516	$52,185	$156,476	$98,721
Securities	4,683	3,706	9,178	7,098
Overnight deposits	3,086	2,994	5,570	3,909
Other interest and dividends	693	273	1,017	400
Total interest income	88,978	59,158	172,241	110,128
Interest expense
Deposits	27,403	3,706	49,776	7,331
Borrowed funds	7,461	—	9,487	—
Trust preferred securities	363	150	693	258
Subordinated debt	—	—	—	605
Total interest expense	35,227	3,856	59,956	8,194

Net interest income	53,751	55,302	112,285	101,934
Provision for credit losses	4,305	2,400	4,951	5,800
Net interest income after provision for credit losses	49,446	52,902	107,334	96,134

Non-interest income
Service charges on deposit accounts	1,481	1,474	2,937	2,844
Global Payments Group revenue	5,731	5,242	10,581	10,899
Other income	643	282	1,311	682
Total non-interest income	7,855	6,998	14,829	14,425

Non-interest expense
Compensation and benefits	15,288	13,415	31,543	26,836
Bank premises and equipment	2,287	2,264	4,631	4,380
Professional fees	4,973	1,692	9,160	3,166
Technology costs	1,482	1,144	2,795	2,543
Licensing fees	3,014	2,686	5,676	4,980
FDIC assessments	1,640	1,240	4,454	2,485
Regulatory settlement reserve	—	—	(2,500)	—
Other expenses	3,758	3,828	7,708	6,498
Total non-interest expense	32,442	26,269	63,467	50,888

Net income before income tax expense	24,859	33,631	58,696	59,671
Income tax expense	9,298	10,442	18,059	17,461
Net income	$15,561	$23,189	$40,637	$42,210

Earnings per common share
Basic earnings	$1.39	$2.12	$3.65	$3.86
Diluted earnings	$1.37	$2.07	$3.59	$3.76

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Income	$15,561	$23,189	$40,637	$42,210

Other comprehensive income:
Securities available-for-sale:
Unrealized gain (loss) arising during the period	(6,733)	(18,233)	1,500	(50,428)
Tax effect	2,058	5,601	(456)	15,401
Net of tax	(4,675)	(12,632)	1,044	(35,027)

Cash flow hedges:
Unrealized gain (loss) arising during the period	6,777	2,420	5,771	11,196
Reclassification adjustment for gains included in net income	(1,218)	—	(2,453)	—
Tax effect	(1,673)	(743)	(985)	(3,432)
Net of tax	3,886	1,677	2,333	7,764

Total other comprehensive income (loss)	(789)	(10,955)	3,377	(27,263)

Comprehensive Income (Loss)	$14,772	$12,234	$44,014	$14,947

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share data)

	Common		Additional	Retained	AOCI (Loss),
	Stock		Paid-in Capital	Earnings	Net	Total
	Shares	Amount
Three Months Ended
Balance at April 1, 2023	11,211,274	$112	$394,124	$263,783	$(50,132)	$607,887
Cumulative effect of changes in accounting principle	—	—	—	—	—	—
Net issuance (rescission) of common stock under stock compensation plans	(220,200)	(2)	(3,962)	—	—	(3,964)
Employee and non-employee stock-based compensation	—	—	2,580	—	—	2,580
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	—	—	—	—	—	—
Net income	—	—	—	15,561	—	15,561
Other comprehensive income (loss)	—	—	—	—	(789)	(789)
Balance at June 30, 2023	10,991,074	$110	$392,742	$279,344	$(50,921)	$621,275

Balance at April 1, 2022	10,931,697	109	383,327	200,406	(23,812)	560,030
Net issuance of common stock under stock compensation plans	—	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	2,042	—	—	2,042
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	—	—	—	—	—	—
Net income	—	—	—	23,189	—	23,189
Other comprehensive income (loss)	—	—	—	—	(10,955)	(10,955)
Balance at June 30, 2022	10,931,697	$109	$385,369	$223,595	$(34,767)	$574,306

Six Months Ended
Balance at January 1, 2023	10,949,965	109	389,276	240,810	(54,298)	575,897
Cumulative effect of changes in accounting principle	—	—	—	(2,103)	—	(2,103)
Net issuance of common stock under stock compensation plans	64,990	1	—	—	—	1
Employee and non-employee stock-based compensation	—	—	4,802	—	—	4,802
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(23,881)	—	(1,336)	—	—	(1,336)
Net income	—	—	—	40,637	—	40,637
Other comprehensive income (loss)	—	—	—	—	3,377	3,377
Balance at June 30, 2023	10,991,074	$110	$392,742	$279,344	$(50,921)	$621,275

Balance at January 1, 2022	10,920,569	109	382,999	181,385	(7,504)	556,989
Net issuance of common stock under stock compensation plans	23,487	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	3,561	—	—	3,561
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(12,359)	—	(1,191)	—	—	(1,191)
Net income	—	—	—	42,210	—	42,210
Other comprehensive income (loss)	—	—	—	—	(27,263)	(27,263)
Balance at June 30, 2022	10,931,697	$109	$385,369	$223,595	$(34,767)	$574,306

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$40,637	$42,210
Adjustments to reconcile net income to net cash:
Net depreciation amortization and accretion	1,443	2,291
Provision for credit losses	4,951	5,800
Stock-based compensation	4,802	3,561
Net change in deferred loan fees	2,571	3,338
Dividends earned on CRA fund	(25)	(13)
Unrealized (gain) loss on equity securities	7	179
Net change in:
Receivable from global payments, net	686	(28,350)
Third-party debit cardholder balances	193	14,684
Other assets	(15,187)	(23,689)
Other liabilities	5,613	984
Net cash provided by (used in) operating activities	45,691	20,995

Cash flows from investing activities
Loan originations, purchases and payments, net	(311,594)	(646,569)
Redemptions of other investments	110,451	2
Purchases of other investments	(116,381)	(5,362)
Purchase of securities held-for-investment	(24,595)	(170,615)
Proceeds from paydowns of securities available-for-sale	21,061	49,902
Proceeds from paydowns of securities held-to-maturity	19,366	21,643
Purchase of premises and equipment, net	(1,888)	(3,973)
Net cash provided by (used in) investing activities	(303,580)	(754,972)

Cash flows from financing activities
Proceeds from issuance of federal funds purchased	93,000	—
Proceeds from (repayments of) FHLB advances, net	100,000	—
Redemption of common stock for tax withholdings for restricted stock vesting	(1,336)	(1,191)
Redemption of subordinated debt	—	(24,712)
Proceeds from (repayments of) secured borrowings, net	(70)	(417)
Net increase (decrease) in deposits	10,653	(257,172)
Net cash provided by (used in) financing activities	202,247	(283,492)

Increase (decrease) in cash and cash equivalents	(55,642)	(1,017,469)
Cash and cash equivalents at the beginning of the period	257,418	2,359,350
Cash and cash equivalents at the end of the period	$201,776	$1,341,881

Supplemental information
Cash paid for:
Interest	$60,032	$8,573
Income Taxes	$22,377	$17,605
Non-cash item:
Transfer of loans from held-for-investment to held-for-sale	$—	$10,000

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

The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or for any other period.

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

The ACL for loans is measured on the loan’s amortized cost basis, excluding interest receivable, and is initially recognized upon origination or purchase of the loans, and subsequently remeasured on a recurring basis. The ACL is recognized as a contra-asset, and credit loss expense is recorded as a provision for credit losses in the consolidated statements of operation. Loan losses are charged-off against the ACL when management believes the loan is uncollectible. Subsequent recoveries, if any, are credited to the ACL. Loans are normally placed on non-accrual when a loan is determined to be impaired or when principal or interest is delinquent for 90 days or more. The Company generally does not recognize an ACL on accrued interest receivables, consistent with its policy to reverse interest income when interest is 90 days or more past due.

The Company also records an ACL on unfunded loan commitments, which is based on the same assumptions as funded loans and also considers the probability of funding. The ACL is recognized as a liability, and credit loss expense is recorded as provision for unfunded loan commitments within the provision for credit losses in the consolidated statements of operation. Upon funding of the loan, any related ACL previously recorded on the unfunded amount is reversed and an ACL is subsequently recognized on the outstanding loan.

To calculate the ACL for loans and loan commitments collectively evaluated, the Company uses models developed by a third party. The CRE, C&I, and Consumer lifetime loss rate models calculate the expected losses over the life of the loan based on exposure at default loan attributes and reasonable, supportable economic forecasts. The exposure at default considers the current unpaid balance, prepayment assumptions, and expected utilization assumptions.

Key assumptions used in the models include portfolio segmentation, prepayments, risk rating, a peer scalar, and the expected utilization of unfunded commitments among others. The portfolios are segmented by loan level attributes such as loan type, loan size, date of origination, and delinquency status to create homogenous loan pools. Pool level metrics are calculated and loss rates are subsequently applied to the pools as the loans have similar characteristics. Prepayment assumptions, if applicable, are embedded within the models and are based on the same data used for model development and incorporate adjustments for reasonable and supportable forecasts. The models employ mean reversion techniques to predict credit losses for loans that are expected to mature beyond the forecast period.

To account for economic uncertainty, the Company uses multiple economic scenarios provided by the models in determining the ACL. The forecasts include various projections based on variables such as, Gross Domestic Product, interest rates, property price indices, and employment measures, among others. The forecasts are probability-weighted based on available information at the time the calculation is conducted. Scenario weightings and model parameters are reviewed for each calculation and are subject to change.

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

When loans do not share risk characteristics with other financial assets they are evaluated individually. Management applies its normal loan review procedures in making these judgments. Individually evaluated loans consist of impaired loans, loans past due 90 days, and loans modified due to financial difficulty. A loan is considered to be impaired when it is probable that the Company would be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable and where the borrower is experiencing financial difficulty, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. Fair value is generally calculated based on the value of the underlying collateral less an appraisal discount and the estimated cost to sell.

Prior to the adoption of ASU No. 2016-13

Prior to the adoption of ASU No. 2016-13, the ALLL was maintained at an amount management deemed adequate to cover probable incurred credit losses (the “incurred loss method”). The allowance for non-impaired loans was based on historical loss experience adjusted for current factors. The historical loss experience was determined by portfolio segment and was based on the actual loss history experienced by the Company over a rolling two-year period. This actual loss experience was supplemented with other qualitative and economic factors based on the risks present for each portfolio segment. These qualitative and economic factors included economic and business conditions, the nature and volume of the portfolio, and lending terms and volume and severity of past due loans.

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

Prior to the adoption of ASU No. 2016-13

Management evaluated AFS and HTM debt securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warranted such an evaluation. For securities in an unrealized loss position, management considered the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assessed whether it intended to sell, or it is more likely than not that it would be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value was recognized as an impairment through earnings. For securities that did not meet the aforementioned criteria, the amount of impairment would be split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the statement of operations and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

In December 2022, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848): Deferral of Sunset Date of Topic 848. ASU 2020-04 defers the sunset date of ASC 848 from December 31, 2022, to December 31, 2024 because the current relief in ASC 848 did not cover the June 30, 2023 cessation date for the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR. The Company’s LIBOR-based instruments included loans and trust preferred security liabilities. The required transition has been implemented successfully and LIBOR will no longer be offered to clients as a floating rate loan index. The trust preferred securities have transitioned to SOFR.

NOTE 4 — INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of AFS and HTM debt securities and equity investments and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses recognized in earnings (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At June 30, 2023	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,997	$—	$(8,234)	$59,763
U.S. State and Municipal securities	11,573	—	(2,075)	9,498
Residential MBS	393,397	242	(74,578)	319,061
Commercial MBS	37,015	—	(2,640)	34,375
Asset-backed securities	3,504	—	(133)	3,371
Total securities available-for-sale	$513,486	$242	$(87,660)	$426,068

Held-to-Maturity Securities:
U.S. Treasury securities	$54,738	$7	$(2,118)	$52,627
U.S. State and Municipal securities	15,693	—	(2,122)	13,571
Residential MBS	437,082	—	(67,577)	369,505
Commercial MBS	8,100	—	(1,370)	6,730
Total securities held-to-maturity	$515,613	$7	$(73,187)	$442,433

Equity Investments:
CRA Mutual Fund	$2,383	$—	$(317)	$2,066
Total equity investment securities	$2,383	$—	$(317)	$2,066

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2022	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,996	$—	$(8,624)	$59,372
U.S. State and Municipal securities	11,649	—	(2,437)	9,212
Residential MBS	413,998	279	(75,729)	338,548
Commercial MBS	37,069	10	(2,229)	34,850
Asset-backed securities	3,953	—	(188)	3,765
Total securities available-for-sale	$534,665	$289	$(89,207)	$445,747

Held-to-Maturity Securities:
U.S. Treasury securities	$29,852	$—	$(2,223)	$27,629
U.S. State and Municipal securities	15,814	—	(2,609)	13,205
Residential MBS	456,648	—	(67,027)	389,621
Commercial MBS	8,111	—	(1,276)	6,835
Total securities held-to-maturity	$510,425	$—	$(73,135)	$437,290

Equity Investments:
CRA Mutual Fund	$2,358	$—	$(310)	$2,048
Total equity investment securities	$2,358	$—	$(310)	$2,048

There were no proceeds from sales and calls of AFS securities for the three and six months ended June 30, 2023 and 2022.

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

	Held-to-Maturity		Available-for-Sale
At June 30, 2023	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$24,865	$24,872	$—	$—
After 1 year through 5 years	29,874	27,756	66,000	59,006
After 5 years through 10 years	9,345	7,880	23,371	21,822
After 10 years	451,529	381,925	424,115	345,240
Total Securities	$515,613	$442,433	$513,486	$426,068

	Held-to-Maturity		Available-for-Sale
At December 31, 2022	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$—	$—
After 1 year through 5 years	29,852	27,630	54,736	48,959
After 5 years through 10 years	9,505	8,130	36,043	32,872
After 10 years	471,068	401,530	443,886	363,916
Total Securities	$510,425	$437,290	$534,665	$445,747

At June 30, 2023 and December 31, 2022, the carrying value of securities pledged to support borrowing capacity from the FRB was $941.7 million and $25.0 million, respectively.

At June 30, 2023, debt securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At June 30, 2023	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$59,763	$(8,234)	$59,763	$(8,234)
U.S. State and Municipal securities	—	—	9,498	(2,075)	9,498	(2,075)
Residential MBS	—	—	306,686	(74,578)	306,686	(74,578)
Commercial MBS	23,378	(442)	10,997	(2,198)	34,375	(2,640)
Asset-backed securities	—	—	3,371	(133)	3,371	(133)
Total securities available-for-sale	$23,378	$(442)	$390,315	$(87,218)	$413,693	$(87,660)

Held-to-Maturity Securities:
U.S. Treasury securities	$—	$—	$27,756	$(2,118)	$27,756	$(2,118)
U.S. State and Municipal securities	—	—	13,571	(2,122)	13,571	(2,122)
Residential MBS	49,536	(2,863)	319,969	(64,714)	369,505	(67,577)
Commercial MBS	—	—	6,730	(1,370)	6,730	(1,370)
Total securities held-to-maturity	$49,536	$(2,863)	$368,026	$(70,324)	$417,562	$(73,187)

At June 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. At June 30, 2023 and December 31, 2022, all of the residential MBS and commercial MBS held by the Company were issued by U.S. Government-sponsored entities and agencies. Except for U.S. State and Municipal securities, the Company has a zero loss expectation for its HTM securities portfolio, and therefore has no ACL related to these securities. Obligations of U.S. State and Municipal securities were rated investment grade at June 30, 2023 and the associated ACL was immaterial.

AFS securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. The unrealized losses on AFS securities are primarily due to the changes in market interest rates subsequent to purchase. In addition, the Company does not intend nor would it be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no ACL was recognized during the three months ended June 30, 2023.

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

NOTE 5 — LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans, net of deferred costs and fees, consist of the following (in thousands):

	At June 30,	December 31,
	2023	2022
Real estate
Commercial	$3,546,818	$3,254,508
Construction	131,370	143,693
Multi-family	460,285	468,540
One-to four-family	51,824	53,207
Total real estate loans	4,190,297	3,919,948
Commercial and industrial	954,700	908,616
Consumer	20,092	24,931
Total loans	5,165,089	4,853,495
Deferred fees, net of origination costs	(15,543)	(12,972)
Loans, net of deferred fees and costs	5,149,546	4,840,523
Allowance for credit losses	(51,650)	(44,876)
Net loans	$5,097,896	$4,795,647

Included in C&I loans at June 30, 2023 and December 31, 2022 were $77,000 and $97,000, respectively, of PPP loans. At June 30, 2023 and December 31, 2022, $3.4 billion and $2.4 billion of loans were pledged to support available borrowing capacity from the FHLB and FRB.

The following tables present the activity in the ACL for funded loans by segment. The portfolio segments represent the categories that the Company uses to determine its ACL (in thousands):

	Commercial	Commercial		Multi	One-to four-
Three months ended June 30, 2023	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for credit losses:
Beginning balance	$31,836	$10,757	$1,261	$2,871	$407	$620	$47,752
Provision/(credit) for credit losses	2,785	220	339	672	(45)	(29)	3,942
Loans charged-off	—	—	—	—	—	(44)	(44)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$34,621	$10,977	$1,600	$3,543	$362	$547	$51,650

	Commercial	Commercial		Multi	One-to four-
Three months ended June 30, 2022	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for credit losses:
Beginning balance	$24,720	$8,488	$2,329	$2,256	$104	$237	$38,134
Provision/(credit) for credit losses	1,225	656	258	283	(2)	(20)	2,400
Loans charged-off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$25,945	$9,144	$2,587	$2,539	$102	$217	$40,534

	Commercial	Commercial			One-to four-
Six months ended June 30, 2023	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for credit losses:
Beginning balance	$29,496	$10,274	$1,983	$2,823	$105	$195	$44,876
Cumulative effect of changes in accounting principle	48	471	424	705	181	421	2,250
Provision/(credit) for credit losses	5,077	232	(807)	15	76	74	4,667
Loans charged-off	—	—	—	—	—	(143)	(143)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$34,621	$10,977	$1,600	$3,543	$362	$547	$51,650

	Commercial	Commercial			One-to four-
Six months ended June 30, 2022	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for credit losses:
Beginning balance	$22,216	$7,708	$2,105	$2,156	$140	$404	$34,729
Provision/(credit) for credit losses	3,729	1,436	482	383	(38)	(192)	5,800
Loans charged-off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	5	5
Total ending allowance balance	$25,945	$9,144	$2,587	$2,539	$102	$217	$40,534

Net charge-offs for three and six months ended June 30, 2023 were $44,000 and $143,000, respectively. Net recoveries for the three and six months ended June 30, 2022 were $0 and $5,000, respectively.

The following tables present the activity in the ACL for unfunded loan commitments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Balance at the beginning of period	$877	$180	$180	$180
Cumulative effect of changes in accounting principle	—	—	777	—
Provision/(credit) for credit losses	363	—	283	—
Total ending allowance balance	$1,240	$180	$1,240	$180

The following tables present the balance in the ACL and the recorded investment in loans by portfolio segment based on allowance measurement methodology (in thousands):

	Commercial	Commercial			One-to four-
At June 30, 2023	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for credit losses:
Individually assessed	$—	$—	$—	$—	$—	$24	$24
Collectively assessed	34,621	10,977	1,600	3,543	362	523	51,626
Total ending allowance balance	$34,621	$10,977	$1,600	$3,543	$362	$547	$51,650
Loans:
Individually assessed	$40,729	$3,499	$—	$—	$—	$24	$44,252
Collectively assessed	3,506,089	951,201	131,370	460,285	51,824	20,068	5,120,837
Total ending loan balance	$3,546,818	$954,700	$131,370	$460,285	$51,824	$20,092	$5,165,089

	Commercial	Commercial			One-to four-
At December 31, 2022	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for credit losses:
Individually assessed	$—	$—	$—	$—	$—	$24	$24
Collectively assessed	29,496	10,274	1,983	2,823	105	171	44,852
Total ending allowance balance	$29,496	$10,274	$1,983	$2,823	$105	$195	$44,876
Loans:
Individually assessed	$26,740	$—	$—	$—	$899	$24	$27,663
Collectively assessed	3,227,768	908,616	143,693	468,540	52,308	24,907	4,825,832
Total ending loan balance	$3,254,508	$908,616	$143,693	$468,540	$53,207	$24,931	$4,853,495

The following tables present the recorded investment in non-accrual loans and loans past due over 90 days and still accruing, by class of loans (in thousands):

		Nonaccrual	Loans Past Due
		Without an	Over 90 Days
At June 30, 2023	Nonaccrual	ACL	Still Accruing
Commercial real estate	$24,000	$24,000	$—
Consumer	24	—	—
Total	$24,024	$24,000	$—

		Nonaccrual	Loans Past Due
		Without an	Over 90 Days
At December 31, 2022	Nonaccrual	ACL	Still Accruing
Consumer	24	—	—
Total	$24	$—	$—

Interest income that would have been recorded for the three and six months ended June 30, 2023 and 2022 had non-accrual loans been current according to their original terms was immaterial.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

			90
	30-59	60-89	Days and	Total past	Current
At June 30, 2023	Days	Days	greater	due	loans	Total
Commercial real estate	$—	$—	$24,000	$24,000	$3,522,818	$3,546,818
Commercial & industrial	7,660	32	—	7,692	947,008	954,700
Construction	—	—	—	—	131,370	131,370
Multi-family	—	—	—	—	460,285	460,285
One-to four-family	—	—	—	—	51,824	51,824
Consumer	12	23	24	59	20,033	20,092
Total	$7,672	$55	$24,024	$31,751	$5,133,338	$5,165,089

			90
	30-59	60-89	Days and	Total past	Current
At December 31, 2022	Days	Days	greater	due	loans	Total
Commercial real estate	$—	$24,000	$—	$24,000	$3,230,508	$3,254,508
Commercial & industrial	37	—	—	37	908,579	908,616
Construction	—	—	—	—	143,693	143,693
Multi-family	8,000	—	—	8,000	460,540	468,540
One-to four-family	—	—	—	—	53,207	53,207
Consumer	21	—	24	45	24,886	24,931
Total	$8,058	$24,000	$24	$32,082	$4,821,413	$4,853,495

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

Loans not meeting the criteria above are considered to be pass-rated loans.

The following table presents loan balances by credit quality indicator and year of origination at June 30, 2023 (in thousands):

	2023	2022	2021	2020	2019	2018 & Prior	Revolving	Total
CRE
Pass	$888,074	$1,405,948	$587,204	$163,773	$225,153	$130,995	$41,272	$3,442,419
Special Mention	48,641	—	14,714	315	—	—	—	63,670
Substandard	—	24,000	—	16,729	—	—	—	40,729
Total	$936,715	$1,429,948	$601,918	$180,817	$225,153	$130,995	$41,272	$3,546,818

Construction
Pass	$19,781	$65,409	$37,160	$—	$—	$—	$9,021	$131,371
Total	$19,781	$65,409	$37,160	$—	$—	$—	$9,021	$131,371

Multi-family
Pass	$45,134	$183,628	$73,292	$23,883	$38,006	$89,819	$6,523	$460,285
Total	$45,134	$183,628	$73,292	$23,883	$38,006	$89,819	$6,523	$460,285

One-to four-family
Current	$—	$4,163	$—	$12,117	$12,384	$23,160	$—	$51,824
Total	$—	$4,163	$—	$12,117	$12,384	$23,160	$—	$51,824

Commercial and industrial
Pass	$131,656	$282,851	$116,901	$28,499	$16,869	$10,653	$305,004	$892,433
Special Mention	—	34,418	—	2,447	—	—	21,903	58,768
Substandard	—	—	—	—	—	—	3,499	3,499
Total	$131,656	$317,269	$116,901	$30,946	$16,869	$10,653	$330,406	$954,700

Consumer
Current	$—	$—	$—	$—	$—	$20,033	$—	$20,033
Past due	—	—	—	—	—	59	—	59
Total	$—	$—	$—	$—	$—	$20,092	$—	$20,092

There were $44,000 and $143,000 of Consumer loan charge-offs for the three and six months ended June 30, 2023, respectively, which were originated in 2018 and prior. There were $40.7 million of substandard classified collateral dependent CRE loans at June 30, 2023.

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

There were no loan modifications where the borrower was experiencing financial difficulty during the three and six months ended June 30, 2023.

The following tables present loans individually evaluated for impairment pursuant to the disclosure requirements prior to the adoption of ASU No. 2016-13 on January 1, 2023 (in thousands). The recorded investment in loans excludes accrued interest receivable and loan origination fees.

	At December 31, 2022
			Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
	Balance	Investment	Allocated
With an allowance recorded:
Consumer	24	24	24
Total	$24	$24	$24

Without an allowance recorded:
One-to four-family	$1,176	$899	$—
CRE	27,984	26,740	—
Total	$29,160	$27,639	$—

	Average	Interest
	Recorded	Income
Three months ended June 30, 2022	Investment	Recognized
With an allowance recorded:
Consumer	24	—
Total	$24	$—

Without an allowance recorded:
One-to four-family	$927	$9
CRE	28,514	266
Total	$29,441	$275

	Average	Interest
	Recorded	Income
Six months ended June 30, 2022	Investment	Recognized
With an allowance recorded:
Consumer	117	—
Total	$117	$—

Without an allowance recorded:
One-to four-family	$784	$18
CRE	31,849	496
Total	$32,633	$514

NOTE 6 — BORROWINGS

Borrowings consisted of the following (in thousands):

			Interest expense
	At June 30,	At December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Federal funds purchased and securities sold under agreements to repurchase	$243,000	$150,000	$1,584	$—	$2,953	$—
Federal Home Loan Bank of New York advances	$200,000	$100,000	$5,877	$—	$6,534	$—

Federal funds purchased are generally overnight transactions and had a weighted average interest rate of 5.36% at June 30, 2023. The FHLBNY advances are generally overnight transactions and have a fixed interest rate of 5.31%. There were no securities sold under agreements to repurchase outstanding as of June 30, 2023 and December 31, 2022.

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Basic
Net income per consolidated statements of income	$15,561	$23,189	$40,637	$42,210
Less: Earnings allocated to participating securities	(82)	(63)	(170)	(85)
Net income available to common stockholders	$15,479	$23,126	$40,467	$42,125

Weighted average common shares outstanding including participating securities	11,195,461	10,961,697	11,137,381	10,947,829
Less: Weighted average participating securities	(59,200)	(30,000)	(46,686)	(22,111)
Weighted average common shares outstanding	11,136,261	10,931,697	11,090,695	10,925,718

Basic earnings per common share	$1.39	$2.12	$3.65	$3.86

Diluted
Net income allocated to common stockholders	$15,479	$23,126	$40,467	$42,125

Weighted average common shares outstanding for basic earnings per common share	11,136,261	10,931,697	11,090,695	10,925,718
Add: Dilutive effects of assumed exercise of stock options	88,591	180,787	123,773	186,364
Add: Dilutive effects of assumed vesting of performance based restricted stock	53,553	52,004	56,682	63,980
Add: Dilutive effects of assumed vesting of restricted stock units	—	25,319	—	32,930
Average shares and dilutive potential common shares	11,278,405	11,189,807	11,271,150	11,208,992

Dilutive earnings per common share	$1.37	$2.07	$3.59	$3.76

For the three and six months ended June 30, 2023, 262,624 and 248,231 of restricted stock units, respectively, were not considered in the calculation of diluted earnings per share as their inclusion would be anti-dilutive. All stock options and performance restricted stock units were considered in computing diluted earnings per common share for the three and six months ended June 30, 2023. All stock options, performance restricted stock units, and restricted stock units were considered in computing diluted earnings per common share for the three and six months ended June 30, 2022.

NOTE 8 — STOCK COMPENSATION PLAN

Equity Incentive Plan

At June 30, 2023, the Company maintained three stock compensation plans, the 2022 Equity Incentive Plan (the “2022 EIP”), the 2019 Equity Incentive Plan (the “2019 EIP”) and the 2009 Equity Incentive Plan (the “2009 EIP”). The 2019 EIP expired on May 31, 2022 but has outstanding restricted stock awards and PRSUs subject to vesting schedules. The 2009 EIP has also expired but at June 30, 2023, has outstanding stock options that may still be exercised.

The 2022 EIP was approved on May 31, 2022 by stockholders of the Company. Under the 2022 EIP, the maximum number of shares of stock that may be delivered to participants in the form of restricted stock, restricted stock units and stock options, including ISOs and non-qualified stock options, is 174,918, subject to adjustment as set forth in the 2022 EIP, plus any awards that are forfeited under the 2019 EIP after March 15, 2022.

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

A summary of the status of the Company’s stock options and the changes during the year is presented below:

	Six months ended
	June 30, 2023
		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding, beginning of period	220,200	$18.00
Granted	—	—
Exercised	—	—
Cancelled/forfeited	—	—
Outstanding, end of period	220,200	$18.00
Options vested and exercisable at end of period	220,200	$18.00

Weighted average remaining contractual life (years)	0.92
Weighted average intrinsic value	$16.73

On August 15, 2016, the Company made a loan to an executive officer of the Company, which was subsequently extended on August 15, 2021, in the amount of $780,000 and having an interest rate of 2.1% per annum (the “2021 Loan”). On March 6, 2023, the Company purported to make a loan to this executive officer in the amount of $7.5 million with a fixed interest rate of 5.7% per annum (the “2023 Loan”), and the executive officer used substantially all of the proceeds of the 2023 Loan to pay the exercise price in connection with the exercise of certain existing stock options (the “Option Shares”) and satisfy withholding tax obligations in connection with such exercise (the “Option Exercise”).

In connection with the preparation of the proxy statement for the Company’s annual meeting of stockholders, the Company’s management and Executive Committee of the Board of Directors, along with outside counsel, reevaluated the 2023 Loan as well as the 2021 Loan. As part of this reevaluation, the Company determined that the 2023 Loan and the 2021 Loan were likely impermissible under applicable law and/or regulations. As a result of these determinations, and to the extent that the 2023 Loan and the Option Exercise were not void as a matter of law, on April 26, 2023, the Company and the executive officer entered into a Rescission Agreement (the “Rescission Agreement”). The Rescission Agreement provided, among other things, (i) that the 2023 Loan and the Option Exercise would be rescinded and deemed null and void, (ii) that payments made in respect of the 2023 Loan, if any, would be returned, and (iii) that any dividends received by the executive officer in respect of the Option Shares have been returned or repaid to the Company. In connection with the entry into the Rescission Agreement, the executive officer repaid, in full, the 2021 Loan. The aggregate amount of extensions of credit to the Company’s directors, executive officers, principal stockholders and their associates was $0 and $780,000 at June 30, 2023 and December 31, 2022, respectively.

There was no unrecognized compensation cost related to stock options at June 30, 2023 and December 31, 2022. There was no compensation cost related to stock options during the three and six months ended June 30, 2023 and 2022 and 2022.

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

In the first quarter of 2023 and 2022, 170,998 and 72,025 restricted stock grants were issued to certain key personnel, respectively. One-third of these shares vest each year for three years beginning on March 1, 2024 and March 1, 2023, respectively. Total compensation cost that has been charged against income for restricted stock grants was $1.6 million and $2.9 million for the three and six months ended June 30, 2023, respectively. Total compensation cost that has been charged against income for restricted stock grants was $1.3 million and $2.0 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, there was $12.6 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.15 years.

In January 2023, 27,500 restricted shares were granted to members of the Board of Directors. These shares vest in January 2024. In January 2022, 11,126 restricted shares were granted to members of the Board of Directors. These shares vested in January 2023. In January 2019, 38,900 restricted shares were granted to members of the Board of Directors in lieu of retainer fees for three years of service. Total expense for these awards was $388,000 and $777,000 for the three and six months ended June 30, 2023, respectively. Total expense for these awards was $297,000 and $595,000 for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 total unrecognized expense for these awards was $777,000.

The following table summarizes the changes in the Company’s restricted stock grants:

	Six months ended
	June 30, 2023
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding, beginning of period	129,562	$86.01
Granted	198,498	56.04
Forfeited	(14,838)	61.50
Vested	(64,990)	84.28
Outstanding at end of period	248,232	$63.96

Performance-Based Stock Units

During the second quarter of 2021, the Company established a long-term incentive award program under the 2019 EIP. Under the program, 90,000 PRSUs were awarded. During the second quarter of 2022, 20,800 PRSUs were forfeited and reissued pursuant to the 2022 EIP. The weighted average service inception date fair value of the outstanding awarded shares was $6.0 million. At the beginning of 2023 and 2022, 29,200 and 30,000 PRSUs, respectively, vested as all performance criteria were met. The remaining 30,800 PRSUs are scheduled to vest in February 2024, provided certain performance criteria are met in fiscal year 2023. All vested shares will not be delivered until the first quarter of 2024.  Total compensation cost that has been charged against income for the PRSUs was $544,000 and $1.1 million for the three and six months ended June 30, 2023, respectively. Total compensation cost that has been charged against income for the PRSUs was $478,000 and $951,000 for the three and six months ended June 30, 2022, respectively.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and derivative contracts, and to determine fair value disclosures. Other than derivative contacts designated as cash flow hedges, the Company did not have any liabilities that were measured at fair value at June 30, 2023 and December 31, 2022. AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Assets and Liabilities Measured on a Recurring Basis

Assets measured on a recurring basis are limited to the Company’s AFS securities portfolio, equity investments, and derivative contracts. The AFS portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Equity investments are carried at estimated fair value with changes in fair value reported as “unrealized gain/(loss)” on the statements of operations. Outstanding derivative contracts designated as cash flow hedges are carried at estimated fair value with changes in fair value reported as accumulated other comprehensive income or loss in shareholders’ equity. The fair values for substantially all of these assets are obtained monthly from an independent nationally recognized pricing service. On a quarterly basis, the Company assesses the reasonableness of the fair values obtained for the AFS portfolio by reference to a second independent nationally recognized pricing service. Based on the nature of these securities, the Company’s independent pricing service provides prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in the Company’s portfolio. Various modeling techniques are used to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, the Company obtains the models, inputs and assumptions utilized by its pricing service and reviews them for reasonableness. Other than derivative contracts designated as cash flow hedges, the Company does not have any liabilities that were measured at fair value on a recurring basis.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At June 30, 2023
U.S. Government agency securities	$59,763	$—	$59,763	$—
U.S. State and Municipal securities	9,498	—	9,498	—
Residential mortgage securities	319,061	—	319,061	—
Commercial mortgage securities	34,375	—	34,375	—
Asset-backed securities	3,371	—	3,371	—
CRA Mutual Fund	2,066	2,066	—	—
Derivatives	5,771	—	5,771	—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2022
U.S. Government agency securities	$59,372	$—	$59,372	$—
U.S. State and Municipal securities	9,212	—	9,212	—
Residential mortgage securities	338,548	—	338,548	—
Commercial mortgage securities	34,850	—	34,850	—
Asset-backed securities	3,765	—	3,765	—
CRA Mutual Fund	2,048	2,048	—	—
Derivatives	—	—	—	—

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2023 and 2022.

There were no material assets measured at fair value on a non-recurring basis at June 30, 2023 and December 31, 2022.

Carrying amounts and estimated fair values of financial instruments carried at amortized cost were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At June 30, 2023	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$33,534	$33,534	$—	$—	$33,534
Overnight deposits	168,242	168,242	—	—	168,242
Securities held-to-maturity	515,613	—	442,433	—	442,433
Loans, net	5,097,896	—	—	4,971,753	4,971,753
Other investments
FRB Stock	11,410	N/A	N/A	N/A	N/A
FHLB Stock	14,632	N/A	N/A	N/A	N/A
Disability Fund	1,500	—	1,500	—	1,500
Time deposits at banks	498	498	—	—	498
Receivable from global payments business, net	84,919	—	—	84,919	84,919
Accrued interest receivable	25,301	—	931	24,370	25,301

Financial Liabilities:
Non-interest-bearing demand deposits	$1,730,380	$1,730,380	$—	$—	$1,730,380
Money market and savings deposits	3,516,853	3,516,853	—	—	3,516,853
Time deposits	41,332	—	40,537	—	40,537
Federal funds purchased	243,000	—	243,000	—	243,000
Federal Home Loan Bank of New York advances	200,000	—	200,000	—	200,000
Trust preferred securities payable	20,620	—	—	19,986	19,986
Prepaid debit cardholder balances	10,772	—	—	10,772	10,772
Accrued interest payable	652	12	265	375	652
Secured borrowings	7,655	—	7,655	—	7,655

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2022	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$26,780	$26,780	$—	$—	$26,780
Overnight deposits	230,638	230,638	—	—	230,638
Securities held-to-maturity	510,425	—	437,290	—	437,290
Loans, net	4,795,647	—	—	4,737,007	4,737,007
Other investments
FRB Stock	11,421	N/A	N/A	N/A	N/A
FHLB Stock	9,191	N/A	N/A	N/A	N/A
Disability Fund	1,000	—	1,000	—	1,000
Time deposits at banks	498	498	—	—	498
Receivable from global payments business, net	85,605	—	—	85,605	85,605
Accrued interest receivable	24,107	—	964	23,143	24,107

Financial Liabilities:
Non-interest-bearing demand deposits	$2,422,151	$2,422,151	$—	$—	$2,422,151
Money market and savings deposits	2,803,698	2,803,698	—	—	2,803,698
Time deposits	52,063	—	51,058	—	51,058
Federal funds purchased	150,000	—	150,000	—	150,000
Federal Home Loan Bank of New York advances	100,000	—	100,000	—	100,000
Trust preferred securities payable	20,620	—	—	19,953	19,953
Prepaid debit cardholder balances	10,579	—	—	10,579	10,579
Accrued interest payable	728	112	293	323	728
Secured borrowings	7,725	—	7,725	—	7,725

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the amounts reclassified out of AOCI for the sale and calls of AFS securities and realized gain on cash flow hedges (in thousands):

					Affected line item in
	Three months ended		Six months ended		the Consolidated Statements
	June 30,		June 30,		of Operations
	2023	2022	2023	2022
Realized gain on sale of AFS securities	$—	$—	$—	$—	Gain on Sale of Securities
Income tax (expense) benefit	—	—	—	—	Income tax expense
Total reclassifications, net of income tax	$—	$—	$—	$—

Realized gain on cash flow hedges	$1,218	$—	$2,453	$—	Licensing fees
Income tax (expense) benefit	(374)	—	(599)	—	Income tax expense
Total reclassifications, net of income tax	$844	$—	$1,854	$—

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

The following off-balance-sheet financial instruments, whose contract amounts represent credit risk, are outstanding (in thousands):

	At June 30, 2023		At December 31, 2022
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Unused commitments	$70,459	$395,442	$40,685	$364,908
Standby and commercial letters of credit	61,013	—	53,947	—
	$131,472	$395,442	$94,632	$364,908

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within two years. At June 30, 2023, the Company’s fixed rate loan commitments had interest rates ranging from 3.0% to 8.5% and the Company’s variable rate loan commitments had interest rates ranging from 6.0% to 10.5%. At December 31, 2022, the Company’s fixed rate loan commitments had interest rates ranging from 3.0% to 8.5% and the Company’s variable rate loan commitments had interest rates ranging from 6.0% to 11.5%. The amount of collateral obtained, if any, by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Company or other financial institutions and securities.

The Company’s stand-by letters of credit amounted to $61.0 million and $53.9 million as of June 30, 2023 and December 31, 2022, respectively. The Company’s stand-by letters of credit are collateralized by interest-bearing accounts of $37.0 million and $28.7 million as of June 30, 2023 and December 31, 2022, respectively.

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

NOTE 12 — REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers that are in the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers, are recognized in non-interest income. The following table presents the Company’s revenue from contracts with customers (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Service charges on deposit accounts	$1,481	$1,474	$2,937	$2,844
Global Payments Group revenue	5,731	5,242	10,581	10,899
Other service charges and fees	676	355	1,318	861
Total	$7,888	$7,071	$14,836	$14,604

A description of the Company’s revenue streams accounted for under the accounting guidance is as follows:

Service charges on deposit accounts

The Company offers business and personal retail products and services, which include, but are not limited to, online banking, mobile banking, Automated Clearing House (“ACH”) transactions, and remote deposit capture. A standard deposit contract exists between the Company and all deposit customers. The Company earns fees from its deposit customers for transaction-based services (such as ATM use fees, stop payment charges, statement rendering, and ACH fees), account maintenance, and overdraft services. Transaction-based fees are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Global payment group revenue

The Company offers corporate cash management and retail banking services and, through its global payments business, provides services to non-bank financial service companies. The Company earns initial set-up fees for these programs as well as fees for transactions processed. The Company receives transaction data at the end of each month for services rendered, at which time revenue is recognized. Additionally, service charges specific to GPG customers’ deposits are recognized within GPG revenue.

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

NOTE 13 — DERIVATIVES

In the first quarter of 2023, the Company entered into an interest rate swap derivative contract (“interest rate swap”) as a part of its asset liability management strategy to help manage its interest rate risk position. The interest rate swap has a notional amount of $400.0 million and a contractual maturity of August 1, 2025. The notional amount of the interest rate swap does not represent the amount exchanged by the parties. The interest rate swap was designated as a cash flow hedge of certain deposit liabilities of the Company. The hedge was determined to be highly effective during the three and six months ended June 30, 2023. The Company expects the hedge to remain highly effective during the remaining term of the interest rate swap.

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

The following tables reflect the derivatives recorded on the balance sheet (in thousands):

		Fair
		Value
	Notional	Asset /
	Amount	(Liability)
At June 30, 2023
Derivatives designated as hedges:
Interest rate swap related to customer deposits	$400,000	$5,771
Total included in Other Assets	$400,000	$5,771

At December 31, 2022
Derivatives designated as hedges:
Interest rate cap related to customer deposits	$—	$—
Total included in Other Assets	$—	$—

The effect of cash flow hedge accounting on accumulated other comprehensive income is as follows (in thousands):

	June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest rate caps related to customer deposits
Amount of gain (loss) recognized in OCI, net of tax	$4,695	$1,677	$4,007	$7,764
Amount of gain (loss) reclassified from OCI into income	$1,218	$—	$2,453	$—
Location of gain (loss) reclassified from OCI into income	Licensing fees	N/A	Licensing fees	N/A

N/A - not applicable

NOTE 14 ‒ SUBSEQUENT EVENTS

None.

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

The Company’s primary market includes the New York metropolitan area, specifically Manhattan and the outer boroughs, and Nassau County, New York. This market is well-diversified and represents a large market for middle market businesses (defined as businesses with annual revenue of $5 million to $400 million). The Company’s market area has a diversified economy typical of most urban population centers, with the majority of employment provided by services, wholesale/retail trade, finance/insurance/real estate, technology companies and construction. A relationship-led strategy has provided the Company with select opportunities in other U.S. markets, with a particular focus on South Florida. In addition, through its Global Payments Group, the Company issues prepaid cards for nationwide card programs managed by third-party program managers.

The Company’s primary lending products are CRE loans, including multi-family loans, and C&I loans. Substantially all loans are secured by specific items of collateral including business and consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flows from operations of commercial enterprises. The Company’s primary deposit products are checking, savings, and term deposit accounts, all of which are insured by the FDIC up to the maximum amounts allowed by law. In addition to traditional commercial banking products, the Company offers corporate cash management and retail banking services, and its Global Payments Group (“global payments business”) provides services to non-bank financial service companies, including serving as an issuing bank for third-party debit card programs, as well as providing other financial infrastructure, including cash settlement and custodian deposit services. The Company operates six banking centers strategically located within close proximity to target clients. The strength of the Company’s deposit franchise comes from its long-standing relationships with clients and the strong ties it has in its market area. The Company has also developed a diversified funding strategy, which enables it to be less reliant on branches. Deposit funding is provided by the following core deposit verticals: (i) borrowing clients; (ii) non-borrowing retail clients; (iii) global payments business; and (iv) corporate cash management clients.

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

In estimating the ACL, the Company relies on models and economic forecasts developed by external parties as the primary driver of the ACL. These models and forecasts are based on nationwide sets of data. Economic forecasts can change significantly over an economic cycle and have a significant level of uncertainty associated with them. The performance of the models is dependent on the variables used in the models being reasonable proxies for the loan portfolio’s performance. However, these variables may not capture all sources of risk within the portfolio. As a result, the Company reviews the results and makes qualitative adjustments to the models to capture limitations of the models as necessary. Such qualitative factors may include adjustments to better capture the imprecision associated with the economic forecasts, and the ability of the models to capture emerging risks within the portfolio that may not be represented in the data. These judgments are evaluated through the Company’s review process and revised on a quarterly basis to account for changes in facts and circumstances.

One of the more significant judgments involved in estimating the Company’s ACL relates to the macroeconomic forecasts used to estimate credit losses and the relative weightings applied to them. To illustrate the impact of changes in these forecasts to the Company’s ACL, the Company performed a hypothetical sensitivity analysis that decreased the weight on the baseline scenario by 33% and equally allocated the difference to increase the weights on the more optimistic and adverse scenarios. All else equal, the impact of this hypothetical forecast would result in a net increase of approximately $2.4 million, or 4.7%, in the Company’s total ACL for loans and loan commitments as of June 30, 2023. This hypothetical analysis is intended to illustrate the impact of adverse changes in the macroeconomic environment at a point in time and is not intended to reflect the full nature and extent of potential future change in the ACL. It is difficult to estimate how potential changes in any one of the quantitative inputs or qualitative factors might affect the overall ACL and the Company’s current assessments may not reflect the potential future impact of changes to those inputs or factors.

Emerging Growth Company

As of December 31, 2022, which was the last day of the fiscal year of the Company following the fifth anniversary of the Company’s initial public offering of common equity securities, the Company no longer qualified as an EGC, as defined in Section 3(a) of the Securities Act of 1933, as amended by the JOBS Act.

Discussion of Financial Condition

The Company had total assets of $6.5 billion at June 30, 2023, an increase of $254.8 million, or 4.1%, from December 31, 2022.

Total cash and cash equivalents were $201.8 million at June 30, 2023, a decrease of $55.6 million, or 21.6%, from December 31, 2022. The decrease from December 31, 2022, primarily reflected loan growth offset by the increase in borrowings.

Total securities were $943.7 million at June 30, 2023, a decrease of $14.5 million, or 1.5%, from December 31, 2022. The decrease was primarily due to the $40.4 million paydown of AFS and HTM securities, partially offset by the purchase of $24.6 million of AFS securities.

Loans

Total loans, net of deferred fees and unamortized costs, were $5.1 billion at June 30, 2023, an increase of $309.0 million, or 6.4%, from December 31, 2022. The increase in total loans from December 31, 2022, was due primarily to an increase of $293.3 million in CRE (including owner-occupied) loans and $46.1 million in C&I loans, partially offset by a $30.3 million aggregate decrease in all other loan verticals.

As of June 30, 2023, total loans consisted primarily of CRE loans (including multi-family mortgage loans) and C&I loans. The Company’s commercial loan portfolio includes loans to the following industries (dollars in thousands):

	At June 30, 2023
		% of Total
	Balance	Loans(1)
CRE (2)
Skilled Nursing Facilities	$1,372,950	26.7%
Multi-family	460,285	8.9
Mixed use	377,175	7.3
Office	348,861	6.8
Retail	310,758	6.0
Hospitality	292,872	5.7
Land	185,787	3.6
Warehouse / Industrial	181,479	3.5
Construction	131,370	2.6
Other	468,984	9.1
Total CRE	$4,130,521	80.2%

C&I (3)
Finance & Insurance	$233,317	4.5%
Individuals	130,550	2.5
Skilled Nursing Facilities	168,957	3.3
Healthcare	113,478	2.2
Services	73,561	1.4
Wholesale	58,249	1.1
Manufacturing	50,540	1.0
Other	123,768	2.4
Total C&I	$952,421	18.5%
(1)	Net of deferred fees and costs
(2)	CRE, not including one-to-four family loans and participations
(3)	Net of premiums and overdraft adjustments

Asset Quality

Non-performing loans increased to $24.0 million at June 30, 2023 from $24,000 at December 31, 2022, due to one CRE loan that is fully secured. The table below sets forth key asset quality ratios (dollars in thousands):

	At or for the	At or for the
	six months ended	for the year ended
	June 30,	December 31,
	2023	2022
Asset Quality Ratios
Non-performing loans	$24,024	$24
Non-performing loans to total loans	0.47%	—%
Allowance for credit losses to total loans	1.00%	0.93%
Non-performing loans to total assets	0.37%	—%
Allowance for credit losses to non-performing loans	215.00%	N.M %
Ratio of net charge-offs (recoveries) to average loans outstanding in aggregate	—%	—%

N.M. – not meaningful

Allowance for Credit Losses

The ACL was $51.7 million at June 30, 2023, as compared to $44.9 million at December 31, 2022. The increase from December 31, 2022 was partially due to the Company adopting ASU No. 2016-13, Financial Instruments – Credit Losses (ASC 326) effective January 1, 2023. ASU No. 2016-13 requires the measurement of all expected credit losses for financial assets held at amortized cost to be based on historical experience, current condition, and reasonable and supportable forecasts. Upon adoption, the Company recorded a $2.3 million increase to the ACL for loans, a $777,000 increase to the ACL for loan commitments, and a $2.1 million decrease to retained earnings, net of taxes. The Company also recorded a $5.0 million provision for credit losses for the six months ended June 30, 2023, primarily driven by loan growth and macroeconomic factors.

Deposits

Total deposits were $5.3 billion at June 30, 2023, an increase of $10.7 million, or 0.2%, from December 31, 2022. The increase from December 31, 2022, was due primarily to an increase of $627.5 million of retail deposits, partially offset by the decrease of $435.7 million in digital currency business deposits and $181.1 million in all other deposit verticals. The decrease in digital currency business deposits reflects the Company’s final exit from the crypto-related vertical. Non-interest-bearing demand deposits were 32.7% of total deposits at June 30, 2023, compared to 45.9% at December 31, 2022.

The table below summarizes the Company’s deposit composition by segment for the periods indicated (dollars in thousands):

	At June 30, 2023	At December 31, 2022	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$1,730,380	$2,422,151	$(691,771)	(28.6)%
Money market	3,506,392	2,792,554	713,838	25.6
Savings accounts	10,461	11,144	(683)	(6.1)
Time deposits	41,332	52,063	(10,731)	(20.6)
Total	$5,288,565	$5,277,912	$10,653	0.2%

At June 30, 2023, the aggregate estimated amount of FDIC uninsured deposits was $1.5 billion. In addition, as of June 30, 2023, the aggregate estimated amount of the Company’s uninsured time deposits was $23.0 million. The following table presents the scheduled maturities of time deposits greater than $250,000 (in thousands):

At June 30, 2023
Three months or less	$4,205
Over three months through six months	5,389
Over six months through one year	12,410
Over one year	946
Total	$22,950

Borrowings

Federal Funds Purchased and FHLB Advances

To support a more efficient balance sheet, particularly related to the decrease in deposits related to the exit of the digital currency business, the Company may at times utilize FHLB advances or other funding sources. At June 30, 2023, the Company had $243.0 million of Federal funds purchased and $200.0 million of FHLBNY advances. At December 31, 2022, the Company had $150.0 million of Federal funds purchased and $100.0 million of FHLBNY advances.

Accumulated Other Comprehensive Income

Accumulated other comprehensive loss, net of tax, was $50.9 million at June 30, 2023, a decrease of $3.4 million from December 31, 2022. The decrease from December 31, 2022 was due to a decline in unrealized losses on AFS securities due to the prevailing interest rate environment and by an unrealized gain on an outstanding cash flow hedge, partially offset by the reclassification to net income of gains on a terminated cash flow hedge.

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

In 2020, the Company entered into an interest rate cap derivative contract as a part of its asset liability management strategy to help manage its interest rate risk position. The interest rate cap was designated as a cash flow hedge of certain deposit liabilities. In the third quarter of 2022, the Company terminated the interest rate cap and monetized the gain on the derivative. The unrecognized value of $12.7 million at termination will be released from AOCI and recorded as a credit to Licensing fees expense through March 2025.

Results of Operations

Net Income

Net income was $15.6 million for the second quarter of 2023 a decrease $7.6 million as compared to $23.2 million for the second quarter of 2022. This decrease was due primarily to non-interest bearing crypto-related deposits being replaced with borrowings due to the final exit from the digital currency business, the $1.9 million increase in the provision for credit losses due to loan growth and macroeconomic factors, the $3.3 million increase in professional fees, including legal fees, and elevated tax expenses due to a discrete tax item related to the rescission of stock awards in the second quarter of 2023.

Net income was $40.6 million for the six months ended June 30, 2023 a decrease of $1.6 million as compared to $42.2 million for the six months ended June 30, 2022. This decrease was due primarily to the $6.0 million increase in professional fees, including legal fees and the $4.7 million increase in compensation and benefits expense due to the increase in the number of full-time employees, partially offset by the $10.4 million increase in net interest margin.

Net Interest Income Analysis

Net interest income is the difference between interest earned on assets and interest incurred on liabilities. The following tables presents an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities. The tables present the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Yields and costs were derived by dividing income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Average balances were derived from daily balances over the periods indicated. Interest income includes fees that management considers to be adjustments to yields. The yield on AFS securities is based on amortized cost of the securities. Yields on tax-exempt obligations were not computed on a tax-equivalent basis. Non-accrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	Three Months Ended
	June 30, 2023			June 30, 2022
	Average			Average
	Outstanding		Yield /	Outstanding		Yield /
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest-earning assets:
Loans (2)	$4,921,887	$80,516	6.54%	$4,232,016	$52,185	4.87%
Available-for-sale securities	520,322	2,068	1.59	540,100	1,643	1.22
Held-to-maturity securities	519,076	2,602	2.01	489,082	2,056	1.68
Equity investments	2,375	13	2.09	2,334	7	1.25
Overnight deposits	237,449	3,086	5.14	1,401,027	2,994	0.85
Other interest-earning assets	39,197	693	7.08	17,357	273	6.29
Total interest-earning assets	6,240,306	88,978	5.70	6,681,916	59,158	3.50
Non-interest-earning assets	162,326			93,597
Allowance for credit losses	(48,035)			(38,713)
Total assets	$6,354,597			$6,736,800
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$2,987,237	27,100	3.64	$2,716,676	3,583	0.53
Certificates of deposit	45,925	303	2.65	62,247	123	0.80
Total interest-bearing deposits	3,033,162	27,403	3.62	2,778,923	3,706	0.53
Borrowed funds	588,281	7,824	5.32	20,621	150	2.91
Total interest-bearing liabilities	3,621,443	35,227	3.90	2,799,544	3,856	0.55
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,977,443			3,290,328
Other non-interest-bearing liabilities	139,341			78,997
Total liabilities	5,738,227			6,168,869
Stockholders' equity	616,370			567,931
Total liabilities and equity	$6,354,597			$6,736,800
Net interest income		$53,751			$55,302
Net interest rate spread (3)			1.80%			2.95%
Net interest margin (4)			3.44%			3.27%
Total cost of deposits (5)			2.19%			0.24%
Total cost of funds (6)			2.52%			0.25%
(1)	Annualized.
(2)	Amount includes deferred loan fees and non-performing loans.
(3)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(4)	Determined by dividing annualized net interest income by total average interest-earning assets.
(5)	Determined by dividing annualized interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(6)	Determined by dividing annualized interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

	Six Months Ended
	June 30, 2023			June 30, 2022
	Average			Average
	Outstanding		Yield /	Outstanding		Yield /
(dollars in thousands)	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
Assets:
Interest-earning assets:
Loans (2)	$4,880,343	$156,476	6.45%	$4,067,908	$98,721	4.85%
Available-for-sale securities	525,384	4,175	1.59	552,631	3,291	1.19
Held-to-maturity securities	512,900	4,978	1.94	468,239	3,794	1.62
Equity investments - non-trading	2,368	25	2.09	2,331	13	1.14
Overnight deposits	222,765	5,570	4.97	1,683,626	3,909	0.46
Other interest-earning assets	29,733	1,017	6.84	15,354	400	5.21
Total interest-earning assets	6,173,493	172,241	5.61	6,790,089	110,128	3.24
Non-interest-earning assets	157,338			75,520
Allowance for credit losses	(46,831)			(37,429)
Total assets	$6,284,000			$6,828,180
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$2,914,160	49,129	3.40	$2,678,146	7,046	0.53
Certificates of deposit	49,399	647	2.64	69,026	285	0.83
Total interest-bearing deposits	2,963,559	49,776	3.39	2,747,172	7,331	0.54
Borrowed funds	389,360	10,180	5.23	30,426	863	5.67
Total interest-bearing liabilities	3,352,919	59,956	3.61	2,777,598	8,194	0.59
Non-interest-bearing liabilities:
Non-interest-bearing deposits	2,183,000			3,431,987
Other non-interest-bearing liabilities	143,573			54,100
Total liabilities	5,679,492			6,263,685
Stockholders' equity	604,508			564,495
Total liabilities and equity	$6,284,000			$6,828,180
Net interest income		$112,285			$101,934
Net interest rate spread (3)			2.01%			2.65%
Net interest margin (4)			3.65%			3.00%
Total cost of deposits (5)			1.95%			0.24%
Total cost of funds (6)			2.18%			0.27%
(1)	Annualized.
(2)	Amount includes deferred loan fees and non-performing loans.
(3)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(4)	Determined by dividing annualized net interest income by total average interest-earning assets.
(5)	Determined by dividing annualized interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(6)	Determined by dividing annualized interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

Net interest margin for the second quarter of 2023 was 3.44% compared to 3.27% for the second quarter of 2022. The 17 basis point increase was driven primarily by the $441.6 million decrease in the average balance of interest-earning assets. Total cost of funds for the second quarter of 2023 was 252 basis points compared to 25 basis points for the second quarter of 2022, which reflects the increase in prevailing interest rates and higher borrowing balances related to the final exit from the crypto-related deposit vertical.

Net interest margin for the six months ended June 30, 2023 was 3.65% compared to 3.00% for the six months ended June 30, 2022. The 65 basis point increase was driven primarily by the increase in the average balance of loans and the increase in loan yields partially offset by the higher cost of funds. Total cost of funds for the six months ended June 30, 2023 was 218 basis points compared to 27 basis points for the six months ended June 30, 2022, which reflects the increase in prevailing interest rates and higher borrowing balances related to the final exit from the crypto-related deposit vertical.

Interest Income

Interest income increased $29.8 million to $89.0 million for the second quarter of 2023 as compared to $59.2 million for the second quarter of 2022, primarily due to the increase in the average balance of loans and increase in yields for loans and overnight deposits. The average balance of loans increased $689.9 million for the second quarter of 2023 as compared to the second quarter of 2022. The yields on loans and overnight deposits increased 167 basis points and 429 basis points, respectively, for the second quarter of 2023 as compared to the second quarter of 2022 due to the increase in prevailing market interest rates.

Interest income increased $62.1 million to $172.2 million for the six months ended June 30, 2023 as compared to $110.1 million for the six months ended June 30, 2022, primarily due to the increase in the average balance of loans and increase in yields for loans and overnight deposits, partially offset by the decline in the average balance of overnight deposits. The average balance of loans increased $812.4 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The yields on loans and overnight deposits increased 160 basis points and 451 basis points, respectively, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 due to the increase in prevailing market interest rates. The average balance of overnight deposits decreased $1.5 billion for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, reflecting the final exit from the crypto-related deposit vertical.

Interest Expense

Interest expense increased $31.4 million to $35.2 million for the second quarter of 2023 as compared to $3.9 million for the second quarter of 2022 due primarily to the increase in prevailing interest rates and higher borrowing balances related to the final exit from the crypto-related deposit vertical. The average balance of borrowings increased $567.7 million for the second quarter of 2023 as compared to the second quarter of 2022. The yield on interest bearing deposits increased 309 basis points for the second quarter of 2023 as compared to the second quarter of 2022.

Interest expense increased $51.8 million to $60.0 million for the six months ended June 30, 2023 as compared to $8.2 million for the six months ended June 30, 2022 due primarily to the increase in prevailing interest rates and higher borrowing balances related to the final exit from the crypto-related deposit vertical. The average balance of borrowings increased $358.9 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The yield on interest bearing deposits increased 285 basis points for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Provision for Loan Losses

The provision for loan losses for the three and six months ended June 30, 2023, based on ASC 326, was $4.3 million and $5.0 million, respectively, primarily driven by loan growth and macroeconomic factors. The provision for loan losses for the three and six months ended June 30, 2022, based on the incurred loss method, was $2.4 million and 5.8 million, respectively, which reflected loan growth.

Non-Interest Income

Non-interest income was $7.9 million for the second quarter of 2023, an increase of $857,000 as compared to the second quarter of 2022 driven by increases in GPG revenues. Non-interest income was $14.8 million for the six months ended June 30, 2023, an increase of $404,000 as compared to the six months ended June 30, 2022 driven by increases in GPG revenues.

Non-Interest Expense

Non-interest expense was $32.4 million for the second quarter of 2023, an increase of $6.2 million as compared to the second quarter of 2022 due primarily to the increase in compensation and benefits due to the increase in the number of full-time employees, and an increase in professional fees.

Non-interest expense was $63.5 million for the six months ended June 30, 2023, an increase of $12.6 million as compared to the six months ended June 30, 2022 due primarily to the increase in compensation and benefits due to the increase in the number of full-time employees, and an increase in professional fees, partially offset by the $2.5 million reduction of the regulatory settlement reserve recorded in the first quarter of 2023.

Income Tax Expense

The estimated effective tax rate for the second quarter of 2023 was 37.4% as compared to 31.0% for the second quarter of 2022. The effective tax rate for the second quarter of 2022 includes an unfavorable discrete expense related to the rescission of stock awards. The effective tax rate in the prior year period includes the recognition of discrete tax items during the period. The estimated effective tax rate for the six months ended June 30, 2023 was 30.8% as compared to 29.3% for the six months ended June 30, 2022.

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

At June 30, 2023, the Company had $465.9 million in unused commitments and $61.0 million in standby and commercial letters of credit. At December 31, 2022, the Company had $405.6 million in unused commitments and $53.9 million in standby and commercial letters of credit.

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

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At June 30, 2023 and December 31, 2022, cash and cash equivalents totaled $201.8 million and $257.4 million, respectively. Securities classified as AFS and equity investments, which provide additional sources of liquidity, totaled $428.1 million at June 30, 2023 and $447.8 million at December 31, 2022. At June 30, 2023 and December 31, 2022, the carrying value of securities pledged to the FRBNY discount window was $941.7 million and $25.0 million, respectively.

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

The Company had $3.5 billion and $1.1 billion of available secured wholesale funding capacity at June 30, 2023 and December 31, 2022, respectively. The increase in secured funding capacity is due to the Company optimizing its liquidity resources through the pledge of additional eligible loan collateral.

The Company’s primary investing activities are the origination of loans, and to a lesser extent, the purchase of loans and securities. For the three and six months ended June 30, 2023, the Company’s loan production was $425.4 million and $690.8 million, respectively as compared to $512.8 million and $1.0 billion for the three and six months ended June 30, 2022, respectively.

Financing activities consisted primarily of activity in deposit accounts and borrowings. The Company generates deposits from businesses and individuals through client referrals and other relationships and through its retail presence. The Company has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds. Total deposits were $5.3 billion at June 30, 2023, an increase of $10.7 million, or 0.2%, from December 31, 2022.

At June 30, 2023, interest-bearing deposits were comprised of $3.5 billion of money market accounts and $41.3 million of time deposits. Time deposits due within one year of June 30, 2023 totaled $26.8 million, or 0.5% of total deposits. At June 30, 2023, the aggregate estimated amount of FDIC uninsured deposits was $1.5 billon. At December 31, 2022, interest-bearing deposits were comprised of $2.8 billion of money market accounts and $52.1 million of time deposits. Time deposits due within one year of December 31, 2022 totaled $37.6 million, or 0.7% of total deposits. Non-interest-bearing deposits were 32.7% of total deposits at June 30, 2023, as compared to 45.9% at December 31, 2022. At December 31, 2022, the aggregate estimated amount of FDIC uninsured deposits was $2.2 billion.

To support a more efficient balance sheet, particularly related to the decrease in deposits related to the final exit of the digital currency business, the Company may at times utilize FHLB advances or other funding sources. At June 30, 2023, the Company had $243.0 million of Federal funds purchased and $200.0 million of FHLBNY advances.

In March 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there was substantial market disruption and indications that deposit concerns could spread within the banking industry, leading to deposit outflows and other destabilizing results. In response to these events, the Treasury Department, Federal Reserve, and FDIC jointly announced the Bank Term Funding Program (“BTFP”) on March 12, 2023. This program aims to enhance liquidity by allowing institutions to pledge certain securities at the par value of the securities, and at a borrowing rate of ten basis points over the one-year overnight index swap rate. The BTFP is available to eligible U.S. federally insured depository institutions, with advances having a term of up to one year and no prepayment penalties. The BTFP is available to the Company.

Regulation

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. At June 30, 2023 and December 31, 2022, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and the Bank review capital levels on a monthly basis. Below is a table of the Company’s and Bank’s capital ratios for the periods indicated:

				Minimum Ratio
			Minimum	Required	Minimum
	At	At	Ratio to be	for Capital	Capital
	June 30,	December 31,	“Well	Adequacy	Conservation
	2023	2022	Capitalized”	Purposes	Buffer
The Company
Tier 1 leverage ratio	10.8%	10.2%	N/A	4.0%	—%
Common equity tier 1	11.9%	12.1%	N/A	4.5%	2.5%
Tier 1 risk-based capital ratio	12.2%	12.5%	N/A	6.0%	2.5%
Total risk-based capital ratio	13.2%	13.4%	N/A	8.0%	2.5%

The Bank
Tier 1 leverage ratio	10.5%	10.0%	5.00%	4.0%	—%
Common equity tier 1	11.9%	12.3%	6.50%	4.5%	2.5%
Tier 1 risk-based capital ratio	11.9%	12.3%	8.00%	6.0%	2.5%
Total risk-based capital ratio	12.9%	13.1%	10.00%	8.0%	2.5%

At June 30, 2023 and December 31, 2022, total non-owner-occupied CRE loans were 363.2% and 366.0% of risk-based capital, respectively.

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

The Company manages its exposure to interest rates primarily by structuring its balance sheet in the ordinary course of business. The Company generally originates fixed and floating rate loans with maturities of less than five years. The interest rate risk on these loans is offset by the cost of deposits, where many of such deposits generally pay interest based on a floating rate index. Based upon the nature of operations, the Company is not subject to FX or commodity price risk and does not own any trading assets. The Company enters into interest rate derivative contracts as part of its interest rate risk management strategy to hedge certain deposit liabilities. For further discussion of the interest rate cap, see Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion of Financial Condition – Accumulated Other Comprehensive Income.”

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

The following table shows the estimated impact on net interest income for the one-year period beginning June 30, 2023 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

Although the net interest income table below provides an indication of the Company’s IRR exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results. The following table indicates the sensitivity of projected annualized net interest income to the interest rate movements described above (dollars in thousands):

At June 30, 2023
Change in	Net	Year 1
Interest	Interest	Change
Rates	Income Year 1	from
(basis points)	Forecast	Level
+400	$166,725	(17.07)%
+300	174,975	(12.97)
+200	183,221	(8.87)
+100	192,521	(4.24)
—	201,049	—
-100	208,477	3.69
-200	215,072	6.97
-300	222,136	10.49
-400	230,201	14.50

The table above indicates that at June 30, 2023, in the event of an instantaneous and sustained parallel upward shift of 200 basis points in interest rates, the Company would experience a 8.87% decrease in net interest income. In the event of an instantaneous and sustained parallel downward shift of 200 basis points in interest rates, it would experience a 6.97% increase in net interest income.

Economic Value of Equity Analysis

The Company also analyzes the sensitivity of its financial condition to changes in interest rates through an EVE model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates. The table below represents an analysis of IRR as measured by the estimated changes in EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +300 and +400 basis points and -100, -200, -300 and -400 basis points) at June 30, 2023 (dollars in thousands):

		Estimated		EVE
		Increase (Decrease) in		as a Percentage of Fair
		EVE		Value of Assets (3)
Change in					Increase
Interest Rates	Estimated			EVE	(Decrease)
(basis points) (1)	EVE (2)	Dollars	Percent	Ratio (4)	(basis points)
+400	$441,979	$(154,715)	(25.93)%	7.55	(184.77)
+300	480,147	(116,547)	(19.53)	8.04	(135.25)
+200	518,175	(78,519)	(13.16)	8.51	(88.61)
+100	563,037	(33,657)	(5.64)	9.05	(34.67)
—	596,694	—	—	9.39	—
-100	617,006	20,312	3.40	9.53	13.45
-200	620,905	24,211	4.06	9.42	2.53
-300	614,548	17,854	2.99	9.16	(23.21)
-400	583,766	(12,928)	(2.17)	8.57	(82.20)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from the Company’s liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

The table above indicates that at June 30, 2023, in the event of an immediate upward shift of 200 basis points in interest rates, it would experience a 13.16% decrease in its EVE. In the event of an immediate downward shift of 200 basis points in interest rates, the Company would experience a 4.06% increase in its EVE.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and the Chief Financial Officer, who is the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023 pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various pending and threatened legal actions relating to the conduct of its normal business activities. In the opinion of management, as of June 30, 2023, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to the Company’s financial condition, results of operations, and liquidity.

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

104  The cover page from Metropolitan Bank Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: August 4, 2023By: /s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: August 4, 2023By:/s/ Gregory A. Sigrist

Gregory A. Sigrist

Executive Vice President and Chief Financial Officer