Form 10-Q
period 2023-09-30
Metropolitan Bank Holding Corp.
filed 2023-11-03
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

YES ☐     NO ☒

There were 11,062,729 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of November 1, 2023.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that are difficult to predict and are generally beyond our control and that may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2023 and in this Quarterly Report on Form 10-Q. In addition, these factors include but are not limited to:

●	the interest rate policies of the Board of Governors of the Federal Reserve System;
●	an unexpected deterioration in our loan or securities portfolios;
●	changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
●	unexpected increases in our expenses;
●	different than anticipated growth and our ability to manage our growth;
●	the lingering effects of the COVID-19 pandemic on our business and results of operation;
●	unanticipated regulatory action or changes in regulations;
●	potential recessionary conditions, including the related effects on our borrowers and on our financial condition and results of operations;
●	unexpected increases in credit losses or in the level of delinquent, nonperforming, classified and criticized loans;
●	an inability to absorb the amount of actual losses inherent in our existing loan portfolio;
●	an unanticipated loss of key personnel or existing customers;
●	increases in competitive pressures among financial institutions or from non-financial institutions, which may result in unanticipated changes in our loan or deposit rates;
●	unanticipated increases in FDIC costs;
●	legislative, tax or regulatory changes or actions, which may adversely affect the Company’s business;
●	impacts related to or resulting from recent bank failures;
●	changes in deposit flows, funding sources or loan demand, which may adversely affect the Company’s business;
●	changes in accounting principles, policies or guidelines may cause the Company’s financial condition or results of operation to be reported or perceived differently;
●	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which the Company does business, or conditions in the securities markets or the banking industry being less favorable than currently anticipated;
●	unanticipated adverse changes in our customers’ economic conditions;

●	inflation, which may lead to higher operating costs;
●	declines in real estate values in the Company’s market area, which may adversely affect its loan production;
●	an unexpected adverse financial, regulatory, legal or bankruptcy event experienced by our non-bank financial service clients;
●	technological changes that may be more difficult or expensive to implement than anticipated;
●	system failures or cyber-security breaches of our information technology infrastructure or those of the Company’s third-party service providers or those of our non-bank financial service clients for which we provide global payments infrastructure;
●	the failure to maintain current technologies and to successfully implement future information technology enhancements;
●	the effects of any developments, changes or actions relating to any litigation or regulatory proceedings brought against us or any of our subsidiaries;
●	the costs, including the possible incurrence of fines, penalties, or other negative effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions, or other legal actions to which we or any of our subsidiaries are a party, and which may adversely affect our results;
●	the current or anticipated impact of military conflict, terrorism or other geopolitical events;
●	the ability to attract or retain key employees;
●	the successful implementation or consummation of new business initiatives, which may be more difficult or expensive than anticipated;
●	the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by customers;
●	changes in consumer spending, borrower or savings habits;
●	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies, non-performing assets and charge-offs and changes in the estimates of the adequacy of the ACL;
●	an unexpected failure to successfully manage our credit risk and the sufficiency of our allowance;
●	the credit and other risks from borrower and depositor concentrations (by geographic area and by industry);
●	the difficulties associated with achieving or predicting expected future financial results; and
●	the potential impact on the Company’s operations and customers resulting from natural or man-made disasters, wars, acts of terrorism, cyber-attacks and pandemics.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2023	2022
Assets
Cash and due from banks	$36,438	$26,780
Overnight deposits	140,929	230,638
Total cash and cash equivalents	177,367	257,418
Investment securities available-for-sale, at fair value	429,850	445,747
Investment securities held-to-maturity (estimated fair value of $396.3 million and $437.3 million at September 30, 2023 and December 31, 2022, respectively)	478,886	510,425
Equity investment securities, at fair value	2,015	2,048
Total securities	910,751	958,220
Other investments	35,015	22,110
Loans, net of deferred fees and costs	5,354,487	4,840,523
Allowance for credit losses	(52,298)	(44,876)
Net loans	5,302,189	4,795,647
Receivable from global payments business, net	79,892	85,605
Other assets	178,145	148,337
Total assets	$6,683,359	$6,267,337
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand deposits	$1,746,626	$2,422,151
Interest-bearing deposits	3,774,963	2,855,761
Total deposits	5,521,589	5,277,912
Federal funds purchased	—	150,000
Federal Home Loan Bank of New York advances	355,000	100,000
Trust preferred securities	20,620	20,620
Secured borrowings	7,621	7,725
Prepaid third-party debit cardholder balances	10,297	10,579
Other liabilities	133,322	124,604
Total liabilities	6,048,449	5,691,440

Common stock, $0.01 par value, 25,000,000 shares authorized, 11,062,729 and 10,949,965 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	110	109
Additional paid in capital	393,544	389,276
Retained earnings	301,407	240,810
Accumulated other comprehensive income (loss), net of tax	(60,151)	(54,298)
Total stockholders’ equity	634,910	575,897
Total liabilities and stockholders’ equity	$6,683,359	$6,267,337

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest and dividend income
Loans, including fees	$90,666	$60,570	$247,142	$159,291
Securities	4,686	4,126	13,864	11,224
Overnight deposits	1,783	5,114	7,353	9,023
Other interest and dividends	762	247	1,779	647
Total interest income	97,897	70,057	270,138	180,185
Interest expense
Deposits	36,234	6,505	86,010	13,836
Borrowed funds	7,710	—	17,197	—
Trust preferred securities	396	227	1,089	485
Subordinated debt	—	—	—	605
Total interest expense	44,340	6,732	104,296	14,926

Net interest income	53,557	63,325	165,842	165,259
Provision for credit losses	791	2,007	5,742	7,807
Net interest income after provision for credit losses	52,766	61,318	160,100	157,452

Non-interest income
Service charges on deposit accounts	1,463	1,445	4,400	4,289
Global Payments Group revenue	4,247	4,099	14,828	14,998
Other income	803	274	2,114	956
Total non-interest income	6,513	5,818	21,342	20,243

Non-interest expense
Compensation and benefits	17,208	14,568	48,751	41,404
Bank premises and equipment	2,396	2,228	7,027	6,608
Professional fees	3,873	6,086	13,033	9,252
Technology costs	1,171	984	3,966	3,527
Licensing fees	3,504	2,823	9,180	7,803
FDIC assessments	1,984	1,110	6,438	3,595
Regulatory settlement reserve	(3,021)	—	(5,521)	—
Other expenses	3,809	3,391	11,517	9,889
Total non-interest expense	30,924	31,190	94,391	82,078

Net income before income tax expense	28,355	35,946	87,051	95,617
Income tax expense	6,292	10,991	24,351	28,452
Net income	$22,063	$24,955	$62,700	$67,165

Earnings per common share
Basic earnings	$1.99	$2.28	$5.64	$6.13
Diluted earnings	$1.97	$2.23	$5.61	$5.98

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Income	$22,063	$24,955	$62,700	$67,165

Other comprehensive income:
Securities available-for-sale:
Unrealized gain (loss) arising during the period	(12,828)	(27,240)	(11,328)	(77,668)
Tax effect	3,920	8,369	3,464	23,770
Net of tax	(8,908)	(18,871)	(7,864)	(53,898)

Cash flow hedges:
Unrealized gain (loss) arising during the period	734	508	6,505	11,704
Reclassification adjustment for gains included in net income	(1,200)	(782)	(3,653)	(782)
Tax effect	144	84	(841)	(3,348)
Net of tax	(322)	(190)	2,011	7,574

Total other comprehensive income (loss)	(9,230)	(19,061)	(5,853)	(46,324)

Comprehensive Income (Loss)	$12,833	$5,894	$56,847	$20,841

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share data)

	Common		Additional	Retained	AOCI (Loss),
	Stock		Paid-in Capital	Earnings	Net	Total
	Shares	Amount
Three Months Ended
Balance at July 1, 2023	10,991,074	$110	$392,742	$279,344	$(50,921)	$621,275
Cumulative effect of changes in accounting principle	—	—	—	—	—	—
Issuance of common stock under stock compensation plans	220,200	2	—	—	—	2
Employee and non-employee stock-based compensation	—	—	2,636	—	—	2,636
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(148,545)	(2)	(1,834)	—	—	(1,836)
Net income	—	—	—	22,063	—	22,063
Other comprehensive income (loss)	—	—	—	—	(9,230)	(9,230)
Balance at September 30, 2023	11,062,729	$110	$393,544	$301,407	$(60,151)	$634,910

Balance at July 1, 2022	10,931,697	109	385,369	223,595	(34,767)	574,306
Issuance of common stock under stock compensation plans	—	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	2,037	—	—	2,037
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	—	—	—	—	—	—
Net income	—	—	—	24,955	—	24,955
Other comprehensive income (loss)	—	—	—	—	(19,061)	(19,061)
Balance at September 30, 2022	10,931,697	$109	$387,406	$248,550	$(53,828)	$582,237

Nine Months Ended
Balance at January 1, 2023	10,949,965	109	389,276	240,810	(54,298)	575,897
Cumulative effect of changes in accounting principle	—	—	—	(2,103)	—	(2,103)
Issuance of common stock under stock compensation plans	285,190	3	—	—	—	3
Employee and non-employee stock-based compensation	—	—	7,438	—	—	7,438
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(172,426)	(2)	(3,170)	—	—	(3,172)
Net income	—	—	—	62,700	—	62,700
Other comprehensive income (loss)	—	—	—	—	(5,853)	(5,853)
Balance at September 30, 2023	11,062,729	$110	$393,544	$301,407	$(60,151)	$634,910

Balance at January 1, 2022	10,920,569	109	382,999	181,385	(7,504)	556,989
Issuance of common stock under stock compensation plans	23,487	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	5,598	—	—	5,598
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(12,359)	—	(1,191)	—	—	(1,191)
Net income	—	—	—	67,165	—	67,165
Other comprehensive income (loss)	—	—	—	—	(46,324)	(46,324)
Balance at September 30, 2022	10,931,697	$109	$387,406	$248,550	$(53,828)	$582,237

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$62,700	$67,165
Adjustments to reconcile net income to net cash:
Net depreciation amortization and accretion	2,071	4,887
Provision for credit losses	5,742	7,807
Stock-based compensation	7,438	5,598
Net change in deferred loan fees	2,760	3,925
Dividends earned on CRA fund	(38)	(23)
Unrealized (gain) loss on equity securities	71	269
Net change in:
Receivable from global payments, net	5,713	(35,593)
Third-party debit cardholder balances	(282)	548
Other assets	(22,681)	5,598
Other liabilities	9,679	14,217
Net cash provided by (used in) operating activities	73,173	74,398

Cash flows from investing activities
Loan originations, purchases and payments, net	(516,724)	(889,295)
Redemptions of FRB and FHLB Stock	136,551	2
Purchases of FRB and FHLB Stock	(149,456)	(5,488)
Purchase of securities available-for-sale	(27,864)	—
Purchase of securities held-for-investment	(24,595)	(173,625)
Proceeds from paydowns and maturities of securities available-for-sale	32,292	64,812
Proceeds from paydowns and maturities of securities held-to-maturity	56,080	33,855
Purchase of premises and equipment, net	(4,911)	(19,730)
Net cash provided by (used in) investing activities	(498,627)	(989,469)

Cash flows from financing activities
Proceeds from issuance of federal funds purchased	(150,000)	—
Proceeds from (repayments of) FHLB advances, net	255,000	—
Redemption of common stock for tax withholdings for restricted stock vesting	(3,170)	(1,191)
Redemption of subordinated debt	—	(24,712)
Proceeds from (repayments of) secured borrowings, net	(104)	(5,549)
Net increase (decrease) in deposits	243,677	(704,049)
Net cash provided by (used in) financing activities	345,403	(735,501)

Increase (decrease) in cash and cash equivalents	(80,051)	(1,650,572)
Cash and cash equivalents at the beginning of the period	257,418	2,359,350
Cash and cash equivalents at the end of the period	$177,367	$708,778

Supplemental information
Cash paid for:
Interest	$103,813	$15,267
Income Taxes	$34,522	$28,638

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

The Company’s primary lending products are CRE loans (including multi-family loans) and C&I loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flows from the operations of businesses.

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

The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or for any other period.

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

The ACL for loans is measured on the loan’s amortized cost basis, excluding interest receivable, and is initially recognized upon origination or purchase of the loans, and subsequently remeasured on a recurring basis. The ACL is recognized as a contra-asset, and credit loss expense is recorded as a provision for credit losses in the consolidated statements of operation. Loan losses are charged-off against the ACL when management believes the loan is uncollectible. Subsequent recoveries, if any, are credited to the ACL. Loans are normally placed on nonaccrual status if it is probable that the Company will be unable to collect the full payment of principal and interest when due according to the contractual terms of the loan agreement, or the loan is past due for a period of 90 days or more unless the obligation is well-secured and is in the process of collection. The Company generally does not recognize an ACL on accrued interest receivables, consistent with its policy to reverse interest income when interest is 90 days or more past due.

The Company also records an ACL on unfunded loan commitments, which is based on the same assumptions as funded loans and also considers the probability of funding. The ACL is recognized as a liability, and credit loss expense is recorded as a provision for unfunded loan commitments within the provision for credit losses in the consolidated statements of operation. Upon funding of the loan, any related ACL previously recorded on the unfunded amount is reversed and an ACL is subsequently recognized on the outstanding loan.

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

Key assumptions used in the models include portfolio segmentation, prepayments, risk rating, a peer scalar, and the expected utilization of unfunded commitments among others. The portfolios are segmented by loan level attributes such as loan type, loan size, date of origination, and delinquency status to create homogenous loan pools. Pool level metrics are calculated, and loss rates are subsequently applied to the pools as the loans have similar characteristics. Prepayment assumptions, if applicable, are embedded within the models and are based on the same data used for model development and incorporate adjustments for reasonable and supportable forecasts. The models employ mean reversion techniques to predict credit losses for loans that are expected to mature beyond the forecast period.

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

The CRE and CRE lifetime loss rate models were developed using the historical loss experience of all banks in the model’s developmental dataset. Banks in the model’s developmental dataset may have different loss experiences due to geography and portfolio as well as operational and underwriting procedures that vary from those of the Company, and therefore, the Company calibrates expected losses using a peer scalar function provided by the models. The peer scalar was calculated by examining the loss rates of peer banks that have similar asset bases and that operate in similar markets as the Company and comparing these peer group loss rates to the model results.

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

When loans do not share risk characteristics with other financial assets they are evaluated individually. Management applies its normal loan review procedures in making these judgments. Individually evaluated loans consist of nonaccrual loans and loans that have been modified due to financial difficulty. In determining the ACL, the Company generally applies a discounted cash flow method for instruments that are individually assessed. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable and where the borrower is experiencing financial difficulty, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. Fair value is generally calculated based on the value of the underlying collateral less an appraisal discount and the estimated cost to sell.

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

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (ASC 848): Deferral of Sunset Date of Topic 848. ASU 2022-06 defers the sunset date of ASC 848 from December 31, 2022, to December 31, 2024 because the current relief in ASC 848 did not cover the June 30, 2023 cessation date for the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR. The Company’s LIBOR-based instruments included loans and trust preferred security liabilities. The required transition has been implemented successfully and LIBOR is no longer offered to clients as a floating rate loan index. The trust preferred securities have transitioned to SOFR.

NOTE 4 — INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of AFS and HTM debt securities and equity investments and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses recognized in earnings (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At September 30, 2023	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,997	$—	$(8,325)	$59,672
U.S. State and Municipal securities	11,535	—	(2,577)	8,958
Residential MBS	410,188	—	(85,326)	324,862
Commercial MBS	36,978	—	(3,898)	33,080
Asset-backed securities	3,398	—	(120)	3,278
Total securities available-for-sale	$530,096	$—	$(100,246)	$429,850

Held-to-Maturity Securities:
U.S. Treasury securities	$29,884	$—	$(1,965)	$27,919
U.S. State and Municipal securities	15,631	—	(2,951)	12,680
Residential MBS	425,276	—	(76,294)	348,982
Commercial MBS	8,095	—	(1,418)	6,677
Total securities held-to-maturity	$478,886	$—	$(82,628)	$396,258

Equity Investments:
CRA Mutual Fund	$2,396	$—	$(381)	$2,015
Total equity investment securities	$2,396	$—	$(381)	$2,015

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2022	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,996	$—	$(8,624)	$59,372
U.S. State and Municipal securities	11,649	—	(2,437)	9,212
Residential MBS	413,998	279	(75,729)	338,548
Commercial MBS	37,069	10	(2,229)	34,850
Asset-backed securities	3,953	—	(188)	3,765
Total securities available-for-sale	$534,665	$289	$(89,207)	$445,747

Held-to-Maturity Securities:
U.S. Treasury securities	$29,852	$—	$(2,223)	$27,629
U.S. State and Municipal securities	15,814	—	(2,609)	13,205
Residential MBS	456,648	—	(67,027)	389,621
Commercial MBS	8,111	—	(1,276)	6,835
Total securities held-to-maturity	$510,425	$—	$(73,135)	$437,290

Equity Investments:
CRA Mutual Fund	$2,358	$—	$(310)	$2,048
Total equity investment securities	$2,358	$—	$(310)	$2,048

There were no proceeds from sales and calls of AFS securities for the three and nine months ended September 30, 2023 and 2022.

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

	Held-to-Maturity		Available-for-Sale
At September 30, 2023	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$—	$—
After 1 year through 5 years	37,979	34,596	66,096	59,274
After 5 years through 10 years	1,177	1,064	22,658	20,591
After 10 years	439,730	360,598	441,342	349,985
Total Securities	$478,886	$396,258	$530,096	$429,850

	Held-to-Maturity		Available-for-Sale
At December 31, 2022	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$—	$—
After 1 year through 5 years	29,852	27,630	54,736	48,959
After 5 years through 10 years	9,505	8,130	36,043	32,872
After 10 years	471,068	401,530	443,886	363,916
Total Securities	$510,425	$437,290	$534,665	$445,747

At September 30, 2023 and December 31, 2022, the carrying value of securities pledged to support borrowing capacity from the FRB was $789.5 million and $25.0 million, respectively.

At September 30, 2023, debt securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At September 30, 2023	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$59,672	$(8,325)	$59,672	$(8,325)
U.S. State and Municipal securities	—	—	8,958	(2,577)	8,958	(2,577)
Residential MBS	37,991	(1,520)	286,871	(83,806)	324,862	(85,326)
Commercial MBS	20,187	(1,118)	12,893	(2,780)	33,080	(3,898)
Asset-backed securities	—	—	3,278	(120)	3,278	(120)
Total securities available-for-sale	$58,178	$(2,638)	$371,672	$(97,608)	$429,850	$(100,246)

Held-to-Maturity Securities:
U.S. Treasury securities	$—	$—	$27,919	$(1,965)	$27,919	$(1,965)
U.S. State and Municipal securities	—	—	12,680	(2,951)	12,680	(2,951)
Residential MBS	—	—	348,982	(76,294)	348,982	(76,294)
Commercial MBS	—	—	6,677	(1,418)	6,677	(1,418)
Total securities held-to-maturity	$—	$—	$396,258	$(82,628)	$396,258	$(82,628)

At September 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. At September 30, 2023 and December 31, 2022, all of the residential MBS and commercial MBS held by the Company were issued by U.S. Government-sponsored entities and agencies. Except for U.S. State and Municipal securities, the Company has a zero loss expectation for its HTM securities portfolio, and therefore has no ACL related to these securities. Obligations of U.S. State and Municipal securities were rated investment grade at September 30, 2023 and the associated ACL was immaterial.

AFS securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. The unrealized losses on AFS securities are primarily due to the changes in market interest rates subsequent to purchase. In addition, the Company does not intend nor would it be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no ACL was recognized during the three months ended September 30, 2023.

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

NOTE 5 — LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans, net of deferred costs and fees, consist of the following (in thousands):

	At September 30,	At December 31,
	2023	2022
Real estate
Commercial	$3,712,664	$3,254,508
Construction	149,212	143,693
Multi-family	462,999	468,540
One-to four-family	50,205	53,207
Total real estate loans	4,375,080	3,919,948
Commercial and industrial	976,778	908,616
Consumer	18,361	24,931
Total loans	5,370,219	4,853,495
Deferred fees, net of origination costs	(15,732)	(12,972)
Loans, net of deferred fees and costs	5,354,487	4,840,523
Allowance for credit losses	(52,298)	(44,876)
Net loans	$5,302,189	$4,795,647

Included in C&I loans at September 30, 2023 and December 31, 2022 were $64,000 and $97,000, respectively, of PPP loans. At September 30, 2023 and December 31, 2022, $3.3 billion and $2.4 billion of loans were pledged to support available borrowing capacity from the FHLB and FRB.

The following tables present the activity in the ACL for funded loans by segment. The portfolio segments represent the categories that the Company uses to determine its ACL (in thousands):

	Commercial	Commercial		Multi	One-to four-
Three months ended September 30, 2023	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for credit losses:
Beginning balance	$34,621	$10,977	$1,600	$3,543	$362	$547	$51,650
Provision/(credit) for credit losses	404	119	169	(54)	(11)	150	777
Loans charged-off	—	—	—	—	—	(129)	(129)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$35,025	$11,096	$1,769	$3,489	$351	$568	$52,298

	Commercial	Commercial		Multi	One-to four-
Three months ended September 30, 2022	Real Estate	& Industrial	Construction	Family	Family	Consumer	Total
Allowance for credit losses:
Beginning balance	$25,945	$9,144	$2,587	$2,539	$102	$217	$40,534
Provision/(credit) for credit losses	1,019	954	(55)	103	(3)	(11)	2,007
Loans charged-off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$26,964	$10,098	$2,532	$2,642	$99	$206	$42,541

	Commercial	Commercial			One-to four-
Nine months ended September 30, 2023	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for credit losses:
Beginning balance	$29,496	$10,274	$1,983	$2,823	$105	$195	$44,876
Cumulative effect of changes in accounting principle	48	471	424	705	181	421	2,250
Provision/(credit) for credit losses	5,481	351	(638)	(39)	65	225	5,445
Loans charged-off	—	—	—	—	—	(273)	(273)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$35,025	$11,096	$1,769	$3,489	$351	$568	$52,298

	Commercial	Commercial			One-to four-
Nine months ended September 30, 2022	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for credit losses:
Beginning balance	$22,216	$7,708	$2,105	$2,156	$140	$404	$34,729
Provision/(credit) for credit losses	4,748	2,390	427	486	(41)	(203)	7,807
Loans charged-off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	5	5
Total ending allowance balance	$26,964	$10,098	$2,532	$2,642	$99	$206	$42,541

Net charge-offs for the three and nine months ended September 30, 2023 were $129,000 and $273,000, respectively. Net recoveries for the three and nine months ended September 30, 2022 were $0 and $5,000, respectively.

The following tables present the activity in the ACL for unfunded loan commitments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Balance at the beginning of period	$1,240	$180	$180	$180
Cumulative effect of changes in accounting principle	—	—	777	—
Provision/(credit) for credit losses	14	—	297	—
Total ending allowance balance	$1,254	$180	$1,254	$180

The following tables present the balance in the ACL and the recorded investment in loans by portfolio segment based on allowance measurement methodology (in thousands):

	Commercial	Commercial			One-to four-
At September 30, 2023	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for credit losses:
Individually assessed	$—	$—	$—	$—	$—	$137	$137
Collectively assessed	35,025	11,096	1,769	3,489	351	431	52,161
Total ending allowance balance	$35,025	$11,096	$1,769	$3,489	$351	$568	$52,298
Loans:
Individually assessed	$41,005	$6,934	$—	$—	$—	$251	$48,190
Collectively assessed	3,671,659	969,844	149,212	462,999	50,205	18,110	5,322,029
Total ending loan balance	$3,712,664	$976,778	$149,212	$462,999	$50,205	$18,361	$5,370,219

	Commercial	Commercial			One-to four-
At December 31, 2022	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for credit losses:
Individually assessed	$—	$—	$—	$—	$—	$24	$24
Collectively assessed	29,496	10,274	1,983	2,823	105	171	44,852
Total ending allowance balance	$29,496	$10,274	$1,983	$2,823	$105	$195	$44,876
Loans:
Individually assessed	$26,740	$—	$—	$—	$899	$24	$27,663
Collectively assessed	3,227,768	908,616	143,693	468,540	52,308	24,907	4,825,832
Total ending loan balance	$3,254,508	$908,616	$143,693	$468,540	$53,207	$24,931	$4,853,495

The following tables present the recorded investment in non-accrual loans and loans past due over 90 days and still accruing, by class of loans (in thousands):

		Nonaccrual	Loans Past Due
		Without an	Over 90 Days
At September 30, 2023	Nonaccrual	ACL	Still Accruing
Commercial real estate	$24,000	$24,000	$—
Commercial & industrial	6,934	6,934	—
Consumer	24	—	—
Total	$30,958	$30,934	$—

		Nonaccrual	Loans Past Due
		Without an	Over 90 Days
At December 31, 2022	Nonaccrual	ACL	Still Accruing
Consumer	24	—	—
Total	$24	$—	$—

Interest income on nonaccrual loans recognized on a cash basis for the three and nine months ended September 30, 2023 and 2022 was immaterial.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

			90
	30-59	60-89	Days and	Total past	Current
At September 30, 2023	Days	Days	greater	due	loans	Total
Commercial real estate	$—	$—	$24,000	$24,000	$3,688,664	$3,712,664
Commercial & industrial	31	23	6,934	6,988	969,790	976,778
Construction	—	—	—	—	149,212	149,212
Multi-family	27,285	11,200	—	38,485	424,514	462,999
One-to four-family	—	—	—	—	50,205	50,205
Consumer	—	1	24	25	18,336	18,361
Total	$27,316	$11,224	$30,958	$69,498	$5,300,721	$5,370,219

			90
	30-59	60-89	Days and	Total past	Current
At December 31, 2022	Days	Days	greater	due	loans	Total
Commercial real estate	$—	$24,000	$—	$24,000	$3,230,508	$3,254,508
Commercial & industrial	37	—	—	37	908,579	908,616
Construction	—	—	—	—	143,693	143,693
Multi-family	8,000	—	—	8,000	460,540	468,540
One-to four-family	—	—	—	—	53,207	53,207
Consumer	21	—	24	45	24,886	24,931
Total	$8,058	$24,000	$24	$32,082	$4,821,413	$4,853,495

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

Loans not meeting the criteria above are considered to be pass-rated loans.

The following table presents loan balances by credit quality indicator and year of origination at September 30, 2023 (in thousands):

	2023	2022	2021	2020	2019	2018 & Prior	Revolving	Total
CRE
Pass	$1,172,394	$1,348,513	$541,243	$162,438	$223,040	$113,821	$43,340	$3,604,789
Special Mention	13,058	38,867	14,637	308	—	—	—	66,870
Substandard	—	24,000	—	17,005	—	—	—	41,005
Total	$1,185,452	$1,411,380	$555,880	$179,751	$223,040	$113,821	$43,340	$3,712,664

Construction
Pass	$50,639	$50,248	$39,304	$—	$—	$—	$9,021	$149,212
Total	$50,639	$50,248	$39,304	$—	$—	$—	$9,021	$149,212

Multi-family
Pass	$84,393	$131,186	$52,048	$23,774	$37,826	$79,087	$6,461	$414,775
Special Mention	—	27,285	20,939	—	—	—	—	48,224
Total	$84,393	$158,471	$72,987	$23,774	$37,826	$79,087	$6,461	$462,999

One-to four-family
Current	$—	$4,163	$—	$10,365	$12,384	$23,293	$—	$50,205
Total	$—	$4,163	$—	$10,365	$12,384	$23,293	$—	$50,205

Commercial and industrial
Pass	$161,702	$267,030	$97,771	$21,190	$15,764	$8,238	$325,877	$897,572
Special Mention	3,840	34,168	—	2,448	—	—	31,816	72,272
Substandard	3,435	—	—	—	—	—	3,499	6,934
Total	$168,977	$301,198	$97,771	$23,638	$15,764	$8,238	$361,192	$976,778

Consumer
Current	$—	$—	$—	$—	$—	$18,336	$—	$18,336
Past due	—	—	—	—	—	25	—	25
Total	$—	$—	$—	$—	$—	$18,361	$—	$18,361

There were $129,000 and $273,000 of Consumer loan charge-offs for the three and nine months ended September 30, 2023, respectively, which were originated in 2018 and prior. There were $41.0 million of substandard classified collateral dependent CRE loans at September 30, 2023.

There were no loan modifications where the borrower was experiencing financial difficulty for the three and nine months ended September 30, 2023.

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

	At December 31, 2022
			Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
	Balance	Investment	Allocated
With an allowance recorded:
Consumer	24	24	24
Total	$24	$24	$24

Without an allowance recorded:
One-to four-family	$1,176	$899	$—
CRE	27,984	26,740	—
Total	$29,160	$27,639	$—

	Average	Interest
	Recorded	Income
Three months ended September 30, 2022	Investment	Recognized
With an allowance recorded:
Consumer	24	—
Total	$24	$—

Without an allowance recorded:
One-to four-family	$916	$9
C&I	28,486	273
Total	$29,402	$282

	Average	Interest
	Recorded	Income
Nine months ended September 30, 2022	Investment	Recognized
With an allowance recorded:
Consumer	93	—
Total	$93	$—

Without an allowance recorded:
One-to four-family	$816	$26
C&I	30,992	769
Total	$31,808	$795

NOTE 6 — BORROWINGS

Borrowings consisted of the following (in thousands):

			Interest expense
	At September 30,	At December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Federal funds purchased and securities sold under agreements to repurchase	$—	$150,000	$2,160	$—	$5,112	$—
Federal Home Loan Bank of New York advances	$355,000	$100,000	$5,580	$—	$12,114	$—

Federal funds purchased are generally overnight transactions and had a weighted average interest rate of 5.36% at September 30, 2023. The FHLBNY advances are generally overnight transactions and have a fixed interest rate of 5.31%. There were no securities sold under agreements to repurchase outstanding as of September 30, 2023 and December 31, 2022.

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Basic
Net income per consolidated statements of income	$22,063	$24,955	$62,700	$67,165
Less: Earnings allocated to participating securities	(118)	(68)	(285)	(152)
Net income available to common stockholders	$21,945	$24,887	$62,415	$67,013

Weighted average common shares outstanding including participating securities	11,098,563	10,961,697	11,110,491	10,952,452
Less: Weighted average participating securities	(59,200)	(30,000)	(50,440)	(24,741)
Weighted average common shares outstanding	11,039,363	10,931,697	11,060,051	10,927,711

Basic earnings per common share	$1.99	$2.28	$5.64	$6.13

Diluted
Net income allocated to common stockholders	$21,945	$24,887	$62,415	$67,013

Weighted average common shares outstanding for basic earnings per common share	11,039,363	10,931,697	11,060,051	10,927,711
Add: Dilutive effects of assumed exercise of stock options	—	172,371	—	182,417
Add: Dilutive effects of assumed vesting of performance based restricted stock	76,599	45,636	63,297	53,237
Add: Dilutive effects of assumed vesting of restricted stock units	20,911	27,448	—	41,370
Average shares and dilutive potential common shares	11,136,873	11,177,152	11,123,348	11,204,735

Dilutive earnings per common share	$1.97	$2.23	$5.61	$5.98

All restricted stock units were considered in computing diluted earnings per common share for the three months ended September 30, 2023. For the nine months ended September 30, 2023, 253,029 of restricted stock units, respectively, were not considered in the calculation of diluted earnings per share as their inclusion would be anti-dilutive. All performance restricted stock units were considered in computing diluted earnings per common share for the three and nine months ended September 30, 2023. There were no outstanding stock options at September 30, 2023. All stock options, performance restricted stock units, and restricted stock units were considered in computing diluted earnings per common share for the three and nine months ended September 30, 2022.

NOTE 8 — STOCK COMPENSATION PLAN

Equity Incentive Plan

At September 30, 2023, the Company maintained three stock compensation plans, the 2022 Equity Incentive Plan (the “2022 EIP”), the 2019 Equity Incentive Plan (the “2019 EIP”) and the 2009 Equity Incentive Plan (the “2009 EIP”). The 2019 EIP expired on May 31, 2022 but has outstanding restricted stock awards and PRSUs subject to vesting schedules. The 2009 EIP has also expired.

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

The fair value of each stock option award was estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities based on historical volatilities of the Company’s common stock were not significant. The expected term of options granted was based on historical data and represented the period of time that options granted were expected to be outstanding, which took into account that the options were not transferable. The risk-free interest rate for the expected term of the option was based on the U.S. Treasury yield curve in effect at the time of the grant.

A summary of the status of the Company’s stock options and the changes during the year is presented below:

Nine months ended
September 30, 2023
Weighted
	Number of	Average
	Options	Exercise Price
Outstanding, beginning of period	220,200	$18.00
Granted	—	—
Exercised	(220,200)	18.00
Cancelled/forfeited	—	—
Outstanding, end of period	—	$—
Options vested and exercisable at end of period	—	$—

Weighted average remaining contractual life (years)	—
Weighted average intrinsic value	$—

The intrinsic value of the exercises was $4.6 million for the three and nine months ended September 30, 2023. There were no exercises for the three and nine months ended September 30, 2022. There was no compensation cost related to stock options during the three and nine months ended September 30, 2023 and 2022. There was no unrecognized compensation cost related to stock options at September 30, 2023 and December 31, 2022.

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

In connection with the preparation of the proxy statement for the Company’s 2023 annual meeting of stockholders, the Company’s management and Executive Committee of the Board of Directors, along with outside counsel, reevaluated the 2023 Loan as well as the 2021 Loan. As part of this reevaluation, the Company determined that the 2023 Loan and the 2021 Loan were likely impermissible under applicable law and/or regulations. As a result of these determinations, and to the extent that the 2023 Loan and the Option Exercise were not void as a matter of law, on April 26, 2023, the Company and the executive officer entered into a Rescission Agreement (the “Rescission Agreement”). The Rescission Agreement provided, among other things, (i) that the 2023 Loan and the Option Exercise would be rescinded and deemed null and void, (ii) that payments made in respect of the 2023 Loan, if any, would be returned, and (iii) that any dividends received by the executive officer in respect of the Option Shares have been returned or repaid to the Company. In connection with the entry into the Rescission Agreement, the executive officer repaid, in full, the 2021 Loan. The aggregate amount of extensions of credit to the Company’s directors, executive officers, principal stockholders and their associates was $0 and $780,000 at September 30, 2023 and December 31, 2022, respectively.

In the third quarter of 2023, the executive officer exercised the 220,200 existing stock options on a net share settlement basis, resulting in the issuance of 71,655 shares of the Company’s common stock.

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

In the first quarter of 2023 and 2022, 170,998 and 72,025 restricted stock grants were issued to certain key personnel, respectively. One-third of these shares vest each year for three years beginning on March 1, 2024 and March 1, 2023, respectively. Total compensation cost that has been charged against income for restricted stock grants was $1.7 million and $4.6 million for the three and nine months ended September 30, 2023, respectively. Total compensation cost that has been charged against income for restricted stock grants was $1.3 million and $3.3 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, there was $10.5 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 1.96 years.

In January 2023, 27,500 restricted shares were granted to members of the Board of Directors. These shares vest in January 2024. In January 2022, 11,126 restricted shares were granted to members of the Board of Directors. These shares vested in January 2023. Total expense for the awards granted to members of the Board of Directors was $388,000 and $1.2 million for the three and nine months ended September 30, 2023, respectively. Total expense for these awards was $297,000 and $892,000 for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 total unrecognized expense for these awards was $388,000.

The following table summarizes the changes in the Company’s restricted stock grants:

	Nine months ended
	September 30, 2023
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding, beginning of period	129,562	$86.01
Granted	198,498	56.04
Forfeited	(14,838)	61.50
Vested	(64,990)	84.28
Outstanding at end of period	248,232	$63.96

Performance-Based Stock Units

During the second quarter of 2021, the Company established a long-term incentive award program under the 2019 EIP. Under the program, 90,000 PRSUs were awarded. During the second quarter of 2022, 20,800 PRSUs were forfeited and reissued pursuant to the 2022 EIP. The weighted average service inception date fair value of the outstanding awarded shares was $6.0 million. At the beginning of 2023 and 2022, 29,200 and 30,000 PRSUs, respectively, vested as all performance criteria were met. The remaining 30,800 PRSUs are scheduled to vest in February 2024, provided certain performance criteria are met in fiscal year 2023. All vested shares will not be delivered until the first quarter of 2024.  Total compensation cost that has been charged against income for the PRSUs was $550,000 and $1.6 million for the three and nine months ended September 30, 2023, respectively. Total compensation cost that has been charged against income for the PRSUs was $481,000 and $1.4 million for the three and nine months ended September 30, 2022, respectively.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and derivative contracts, and to determine fair value disclosures. Other than derivative contracts, the Company did not have any liabilities that were measured at fair value at September 30, 2023 and December 31, 2022. AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain loans where the carrying value is based on the fair value of the underlying collateral. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Assets and Liabilities Measured on a Recurring Basis

Assets measured on a recurring basis are limited to the Company’s AFS securities portfolio, equity investments, and derivative contracts. The AFS portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Equity investments are carried at estimated fair value with changes in fair value reported as “unrealized gain/(loss)” on the statements of operations. Outstanding derivative contracts designated as cash flow hedges are carried at estimated fair value with changes in fair value reported as accumulated other comprehensive income or loss in shareholders’ equity. Outstanding derivatives not designated as hedges are carried at estimated fair value with changes in fair value reported as non-interest income. The fair values for substantially all of these assets are obtained monthly from an independent nationally recognized pricing service. On a quarterly basis, the Company assesses the reasonableness of the fair values obtained for the AFS portfolio by reference to a second independent nationally recognized pricing service. Based on the nature of these securities, the Company’s independent pricing service provides prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in the Company’s portfolio. Various modeling techniques are used to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, the Company obtains the models, inputs and assumptions utilized by its pricing service and reviews them for reasonableness. Other than derivative contracts, the Company does not have any liabilities that were measured at fair value on a recurring basis.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At September 30, 2023
U.S. Government agency securities	$59,672	$—	$59,672	$—
U.S. State and Municipal securities	8,958	—	8,958	—
Residential mortgage securities	324,862	—	324,862	—
Commercial mortgage securities	33,080	—	33,080	—
Asset-backed securities	3,278	—	3,278	—
CRA Mutual Fund	2,015	2,015	—	—
Derivative assets	6,560	—	6,560	—
Derivative liabilities	55	—	55	—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2022
U.S. Government agency securities	$59,372	$—	$59,372	$—
U.S. State and Municipal securities	9,212	—	9,212	—
Residential mortgage securities	338,548	—	338,548	—
Commercial mortgage securities	34,850	—	34,850	—
Asset-backed securities	3,765	—	3,765	—
CRA Mutual Fund	2,048	2,048	—	—
Derivatives	—	—	—	—

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2023 and 2022.

There were no material assets measured at fair value on a non-recurring basis at September 30, 2023 and December 31, 2022.

Carrying amounts and estimated fair values of financial instruments carried at amortized cost were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At September 30, 2023	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$36,438	$36,438	$—	$—	$36,438
Overnight deposits	140,929	140,929	—	—	140,929
Securities held-to-maturity	478,886	—	396,258	—	396,258
Loans, net	5,302,189	—	—	5,178,993	5,178,993
Other investments
FRB Stock	11,410	N/A	N/A	N/A	N/A
FHLB Stock	21,607	N/A	N/A	N/A	N/A
Disability Fund	1,500	—	1,500	—	1,500
Time deposits at banks	498	498	—	—	498
Receivable from global payments business, net	79,892	—	—	79,892	79,892
Accrued interest receivable	28,460	—	922	27,538	28,460

Financial Liabilities:
Non-interest-bearing demand deposits	$1,746,626	$1,746,626	$—	$—	$1,746,626
Money market and savings deposits	3,739,265	3,739,265	—	—	3,739,265
Time deposits	35,698	—	35,115	—	35,115
Federal funds purchased	—	—	—	—	—
Federal Home Loan Bank of New York advances	355,000	—	355,000	—	355,000
Trust preferred securities payable	20,620	—	—	19,999	19,999
Prepaid debit cardholder balances	10,297	—	—	10,297	10,297
Accrued interest payable	1,211	166	637	408	1,211
Secured borrowings	7,621	—	7,621	—	7,621

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2022	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$26,780	$26,780	$—	$—	$26,780
Overnight deposits	230,638	230,638	—	—	230,638
Securities held-to-maturity	510,425	—	437,290	—	437,290
Loans, net	4,795,647	—	—	4,737,007	4,737,007
Other investments
FRB Stock	11,421	N/A	N/A	N/A	N/A
FHLB Stock	9,191	N/A	N/A	N/A	N/A
Disability Fund	1,000	—	1,000	—	1,000
Time deposits at banks	498	498	—	—	498
Receivable from global payments business, net	85,605	—	—	85,605	85,605
Accrued interest receivable	24,107	—	964	23,143	24,107

Financial Liabilities:
Non-interest-bearing demand deposits	$2,422,151	$2,422,151	$—	$—	$2,422,151
Money market and savings deposits	2,803,698	2,803,698	—	—	2,803,698
Time deposits	52,063	—	51,058	—	51,058
Federal funds purchased	150,000	—	150,000	—	150,000
Federal Home Loan Bank of New York advances	100,000	—	100,000	—	100,000
Trust preferred securities payable	20,620	—	—	19,953	19,953
Prepaid debit cardholder balances	10,579	—	—	10,579	10,579
Accrued interest payable	728	112	293	323	728
Secured borrowings	7,725	—	7,725	—	7,725

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the amounts reclassified out of AOCI for the sale and calls of AFS securities and realized gain on cash flow hedges (in thousands):

					Affected line item in
	Three months ended		Nine months ended		the Consolidated Statements
	September 30,		September 30,		of Operations
	2023	2022	2023	2022
Realized gain on sale of AFS securities	$—	$—	$—	$—	Gain on Sale of Securities
Income tax (expense) benefit	—	—	—	—	Income tax expense
Total reclassifications, net of income tax	$—	$—	$—	$—

Realized gain on cash flow hedges	$1,200	$782	$3,653	$782	Licensing fees
Income tax (expense) benefit	(369)	(240)	(1,122)	(240)	Income tax expense
Total reclassifications, net of income tax	$831	$542	$2,531	$542

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

The following off-balance-sheet financial instruments, whose contract amounts represent credit risk, are outstanding (in thousands):

	At September 30, 2023		At December 31, 2022
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Unused commitments	$64,001	$400,962	$40,685	$364,908
Standby and commercial letters of credit	60,158	—	53,947	—
	$124,159	$400,962	$94,632	$364,908

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within two years. At September 30, 2023, the Company’s fixed rate loan commitments had interest rates ranging from 3.0% to 9.5% and the Company’s variable rate loan commitments had interest rates ranging from 6.0% to 12.5%. At December 31, 2022, the Company’s fixed rate loan commitments had interest rates ranging from 3.0% to 8.5% and the Company’s variable rate loan commitments had interest rates ranging from 6.0% to 11.5%. The amount of collateral obtained, if any, by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Company or other financial institutions and securities.

The Company’s stand-by letters of credit amounted to $60.2 million and $53.9 million as of September 30, 2023 and December 31, 2022, respectively. The Company’s stand-by letters of credit are collateralized by interest-bearing accounts of $36.7 million and $28.7 million as of September 30, 2023 and December 31, 2022, respectively.

Regulatory Proceedings

There have been and continue to be ongoing investigations by governmental entities concerning a prepaid debit card product program that was offered by GPG. These include investigations involving the Company and the Bank by the Board of Governors of the FRB and certain state authorities, including the NYSDFS. During the early stages of the COVID-19 pandemic, third parties used this prepaid debit card product to establish unauthorized accounts and to receive unauthorized government benefits payments, including unemployment insurance benefits payments made pursuant to the Coronavirus Aid, Relief, and Economic Security Act from many states. The Company ceased accepting new accounts from this program manager in July 2020 and exited its relationship with this program manager in August 2020. The Company has cooperated and continues to cooperate in these investigations and continues to review this matter.

The Bank has been in discussions with both the FRB and NYSDFS with respect to consensual resolutions of their investigations. The Bank entered into (i) an Order to Cease and Desist and Order of Assessment of a Civil Money Penalty Issued Upon Consent with the FRB (the “FRB Consent Order”), effective October 16, 2023, and (ii) a Consent Order with the NYSDFS (the “NYSDFS Consent Order”), effective October 18, 2023. The FRB Consent Order and NYSDFS Consent Order constitute separate consensual resolutions with each of the FRB and the NYSDFS with respect to their investigations, each of which is now closed as a result of such order.

The FRB Consent Order provides for a civil money penalty of $14.5 million and requires the Bank’s board of directors to submit a plan to further strengthen board oversight of the management and operations of the GPG and the Bank to develop, among other things, a written plan to enhance the Bank’s customer identification program, a plan to improve the Bank’s customer due diligence program and a plan to enhance the Bank’s third party risk management program. The NYSDFS Consent Order provides for a civil money penalty of $15.0 million and requires the Bank to provide certain information regarding the Bank’s program to supervise third-party program managers and various status reports regarding certain compliance-related matters in connection with the Bank’s oversight of third-party program managers of the Bank’s prepaid debit card program.

The Company was fully reserved with respect to the foregoing amounts payable to the FRB and NYSDFS through a regulatory settlement reserve recorded in the fourth quarter of 2022. Additional enforcement or other actions arising out of the prepaid debit card program in question, along with any other matters arising out of the foregoing program, could have a materially adverse effect on the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations. Since 2020, the Bank has been actively working to enhance its processes and procedures so as to more effectively and efficiently address the concerns that arose.

NOTE 12 — REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers that are in the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers, are recognized in non-interest income. The following table presents the Company’s revenue from contracts with customers (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Service charges on deposit accounts	$1,463	$1,445	$4,400	$4,289
Global Payments Group revenue	4,247	4,099	14,828	14,998
Other service charges and fees	867	364	2,185	1,225
Total	$6,577	$5,908	$21,413	$20,512

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

NOTE 13 — DERIVATIVES

The Company enters into interest rate swap derivative contracts (“interest rate swaps”) as a part of its asset liability management strategy to help manage its interest rate risk position. At September 30, 2023, these interest rate swaps have a notional amount of $700.0 million and contractual maturities ranging from August 1, 2025 to September 23, 2025. The notional amount of the interest rate swaps does not represent the amount exchanged by the parties. The interest rate swaps were designated as cash flow hedges of certain deposit liabilities and borrowings of the Company. The hedges were determined to be highly effective during the three and nine months ended September 30, 2023. The Company expects the hedges to remain highly effective during the remaining term of the interest rate swap.

In addition, the Company periodically enters into certain commercial loan interest rate swap agreements to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges, the instruments are marked to market in earnings. At September 30, 2023, the interest rate swaps have a notional amount of $69.0 million and a contractual maturity of August 15, 2028.

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

The following tables reflect the derivatives recorded on the balance sheet (in thousands):

		Fair Value
	Notional	Other	Other
	Amount	Assets	Liabilities
At September 30, 2023
Derivatives designated as hedges:
Interest rate swaps related to customer deposits and borrowings	$700,000	$6,505	$—

Derivatives not designated as hedges:
Interest rate swaps	$69,000	$55	$55

At December 31, 2022
Derivatives designated as hedges:
Interest rate cap related to customer deposits	$—	$—	$—

The effect of cash flow hedge accounting on accumulated other comprehensive income is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest rate swaps and caps related to customer deposits and borrowings
Amount of gain (loss) recognized in OCI, net of tax	$509	$(190)	$4,517	$7,574
Amount of gain (loss) reclassified from OCI into income	$1,200	$782	$3,653	$782
Location of gain (loss) reclassified from OCI into income	Licensing fees	N/A	Licensing fees	N/A

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

Recent Events

There have been and continue to be ongoing investigations by governmental entities concerning a prepaid debit card product program that was offered by GPG. As previously disclosed, the Bank has been in discussions with both the FRB and NYSDFS with respect to consensual resolutions of their investigations. The Bank entered into (i) an Order to Cease and Desist and Order of Assessment of a Civil Money Penalty Issued Upon Consent with the FRB (the “FRB Consent Order”), effective October 16, 2023, and (ii) a Consent Order with the NYSDFS (the “NYSDFS Consent Order”), effective October 18, 2023. The FRB Consent Order and NYSDFS Consent Order constitute separate consensual resolutions with each of the FRB and the NYSDFS with respect to their investigations, each of which is now closed as a result of such order.

The FRB Consent Order provides for a civil money penalty of $14.5 million and requires the Bank’s board of directors to submit a plan to further strengthen board oversight of the management and operations of the GPG and the Bank to develop, among other things, a written plan to enhance the Bank’s customer identification program, a plan to improve the Bank’s customer due diligence program and a plan to enhance the Bank’s third party risk management program. The NYSDFS Consent Order provides for a civil money penalty of $15.0 million and requires the Bank to provide certain information regarding the Bank’s program to supervise third-party program managers and various status reports regarding certain compliance-related matters in connection with the Bank’s oversight of third-party program managers of the Bank’s prepaid debit card program. The Company was fully reserved with respect to the foregoing amounts payable to the FRB and

NYSDFS through a regulatory settlement reserve disclosed in prior periods. For further discussion see Part II, “Item 1. Legal Proceedings.”

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

One of the more significant judgments involved in estimating the Company’s ACL relates to the macroeconomic forecasts used to estimate credit losses and the relative weightings applied to them. To illustrate the impact of changes in these forecasts to the Company’s ACL, the Company performed a hypothetical sensitivity analysis that decreased the weight on the baseline scenario by 33% and equally allocated the difference to increase the weights on the more optimistic and adverse scenarios. All else equal, the impact of this hypothetical forecast would result in a net increase of approximately $4.9 million, or 9.3%, in the Company’s total ACL for loans and loan commitments as of September 30, 2023. This hypothetical analysis is intended to illustrate the impact of adverse changes in the macroeconomic environment at a point in time and is not intended to reflect the full nature and extent of potential future change in the ACL. It is difficult to estimate how potential changes in any one of the quantitative inputs or qualitative factors might affect the overall ACL and the Company’s current assessments may not reflect the potential future impact of changes to those inputs or factors.

Emerging Growth Company

As of December 31, 2022, which was the last day of the fiscal year of the Company following the fifth anniversary of the Company’s initial public offering of common equity securities, the Company no longer qualified as an EGC, as defined in Section 3(a) of the Securities Act of 1933, as amended by the JOBS Act.

Discussion of Financial Condition

The Company had total assets of $6.7 billion at September 30, 2023, an increase of $416.0 million, or 6.6%, from December 31, 2022.

Total cash and cash equivalents were $177.4 million at September 30, 2023, a decrease of $80.1 million, or 31.1%, from December 31, 2022. The decrease from December 31, 2022, primarily reflected the $514.0 million net deployment into loans partially offset by the $243.7 million increase in deposits, $105.0 million increase in borrowings and $73.2 million of cash from operations.

Total securities were $910.8 million at September 30, 2023, a decrease of $47.5 million, or 5.0%, from December 31, 2022. The decrease was primarily due to the $88.4 million paydown and maturities of AFS and HTM securities, partially offset by the purchase of $52.5 million of AFS and HTM securities.

Loans

Total loans, net of deferred fees and unamortized costs, were $5.4 billion at September 30, 2023, an increase of $514.0 million, or 10.6%, from December 31, 2022. At September 30, 2023, 80.9% of the CRE and C&I loan portfolio is concentrated in the New York Metropolitan Area, mainly New York City, and Florida. The increase in total loans from December 31, 2022, was due primarily to an increase of $458.1 million in CRE (including owner-occupied) loans and $68.2 million in C&I loans, partially offset by a $9.6 million decrease in one-to-four family and consumer loans.

As of September 30, 2023, total loans consisted primarily of CRE loans (including multi-family mortgage loans) and C&I loans. The Company’s commercial loan portfolio includes loans to the following industries (dollars in thousands):

	At September 30, 2023
		% of Total
	Balance	Loans
CRE (1)
Skilled Nursing Facilities	$1,385,730	25.8%
Multi-family	462,999	8.6
Mixed use	365,929	6.8
Office	374,391	7.0
Retail	309,169	5.8
Hospitality	344,227	6.4
Land	196,707	3.7
Warehouse / Industrial	170,639	3.2
Construction	149,212	2.8
Other	565,872	10.5
Total CRE	$4,324,875	80.5%

C&I
Finance & Insurance	$241,004	4.5%
Individuals	138,159	2.6
Skilled Nursing Facilities	181,422	3.4
Healthcare	117,753	2.2
Services	72,178	1.3
Wholesale	61,295	1.1
Manufacturing	47,020	0.9
Other	117,947	2.2
Total C&I	$976,778	18.2%
(1)	CRE, not including one-to-four family loans

Asset Quality

Non-performing loans increased to $31.0 million at September 30, 2023 from $24,000 at December 31, 2022, due to one CRE loan that is fully secured and two C&I loans where payment is expected in full. The table below sets forth key asset quality ratios (dollars in thousands):

	At or for the	At or for the
	nine months ended	for the year ended
	September 30,	December 31,
	2023	2022
Asset Quality Ratios
Non-performing loans	$30,958	$24
Non-performing loans to total loans	0.58%	—%
Allowance for credit losses to total loans	0.98%	0.93%
Non-performing loans to total assets	0.46%	—%
Allowance for credit losses to non-performing loans	168.93%	N.M %
Ratio of net charge-offs (recoveries) to average loans outstanding in aggregate	0.01%	—%

N.M. – not meaningful

Allowance for Credit Losses

The ACL was $52.3 million at September 30, 2023, as compared to $44.9 million at December 31, 2022. The increase from December 31, 2022 was partially due to the Company adopting ASU No. 2016-13, Financial Instruments – Credit Losses (ASC 326) effective January 1, 2023. ASU No. 2016-13 requires the measurement of all expected credit losses for financial assets held at amortized cost to be based on historical experience, current condition, and reasonable and supportable forecasts. Upon adoption, the Company recorded a $2.3 million increase to the ACL for loans, a $777,000 increase to the ACL for loan commitments, and a $2.1 million decrease to retained earnings, net of taxes. The Company also recorded a $5.7 million provision for credit losses for the nine months ended September 30, 2023, primarily driven by loan growth.

Deposits

Total deposits were $5.5 billion at September 30, 2023, an increase of $243.7 million, or 4.6%, from December 31, 2022. The increase from December 31, 2022, was due primarily to an increase of $660.4 million of retail deposits and $64.8 million in all other deposit verticals, partially offset by the decrease of $488.9 million in digital currency business deposits. The decrease in digital currency business deposits reflects the Company’s final exit from the crypto-related vertical. Non-interest-bearing demand deposits were 31.6% of total deposits at September 30, 2023, compared to 45.9% at December 31, 2022.

The table below summarizes the Company’s deposit composition by segment for the periods indicated (dollars in thousands):

	At September 30, 2023	At December 31, 2022	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$1,746,626	$2,422,151	$(675,525)	(27.9)%
Money market	3,730,235	2,792,554	937,681	33.6
Savings accounts	9,030	11,144	(2,114)	(19.0)
Time deposits	35,698	52,063	(16,365)	(31.4)
Total	$5,521,589	$5,277,912	$243,677	4.6%

At September 30, 2023, the aggregate estimated amount of FDIC uninsured deposits was $1.5 billion. In addition, as of September 30, 2023, the aggregate estimated amount of the Company’s uninsured time deposits was $21.0 million. The following table presents the scheduled maturities of time deposits greater than $250,000 (in thousands):

At September 30, 2023
Three months or less	$6,506
Over three months through six months	4,906
Over six months through one year	8,664
Over one year	946
Total	$21,022

Borrowings

Federal Funds Purchased and FHLB Advances

To support a more efficient balance sheet, particularly related to the decrease in deposits related to the exit of the digital currency business, the Company may at times utilize FHLB advances or other funding sources. At September 30, 2023, the Company had $0.0 million of Federal funds purchased and $355.0 million of FHLBNY advances. At December 31, 2022, the Company had $150.0 million of Federal funds purchased and $100.0 million of FHLBNY advances.

Accumulated Other Comprehensive Income

Accumulated other comprehensive loss, net of tax, was $60.2 million at September 30, 2023, an increase of $5.9 million from December 31, 2022. The increase from December 31, 2022 was due to an increase in unrealized losses on AFS securities due to changes in prevailing interest rates and the reclassification to net income of gains on a terminated cash flow hedge, partially offset by net unrealized gains on outstanding cash flow hedges.

In 2023, the Company entered into interest rate swap derivative contracts as a part of its asset liability management strategy to help manage its interest rate risk position. The interest rate swaps are designated as cash flow hedges of certain deposit liabilities and borrowings of the Company. The interest rate swaps have a notional amount of $700.0 million and contractual maturities of one- to five- years.

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

Results of Operations

Net Income

Net income was $22.1 million for the third quarter of 2023 a decrease of $2.9 million as compared to $25.0 million for the third quarter of 2022. This decrease was due primarily to the $9.8 million decrease in net interest income due to changes in prevailing interest rates and non-interest bearing crypto-related deposits being replaced with interest bearing funding due to the final exit from the digital currency business, partially offset by discrete tax benefits related to the exercise of stock options and the reversal of the regulatory settlement reserve in the third quarter of 2023.

Net income was $62.7 million for the nine months ended September 30, 2023 a decrease of $4.5 million as compared to $67.2 million for the nine months ended September 30, 2022. This decrease was due primarily to the $12.3 million increase in non-interest expense, partially offset by the $2.0 million decrease in the provision for credit losses and $1.2 million increase in non-interest income.

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

	Three Months Ended
	September 30, 2023			September 30, 2022
	Average		Yield /	Average		Yield /
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest-earning assets:
Loans (2)	$5,283,114	$90,666	6.80%	$4,504,260	$60,570	5.30%
Available-for-sale securities	527,673	2,261	1.71	521,378	1,651	1.27
Held-to-maturity securities	497,682	2,412	1.94	527,050	2,466	1.87
Equity investments	2,387	13	2.20	2,342	9	1.47
Overnight deposits	124,211	1,783	5.62	913,566	5,114	2.19
Other interest-earning assets	36,952	762	8.24	17,360	247	5.69
Total interest-earning assets	6,472,019	97,897	5.99	6,485,956	70,057	4.26
Non-interest-earning assets	170,195			108,643
Allowance for credit losses	(52,357)			(41,494)
Total assets	$6,589,857			$6,553,105
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$3,465,347	35,969	4.12	$2,572,111	6,407	0.99
Certificates of deposit	38,937	265	2.70	51,363	98	0.76
Total interest-bearing deposits	3,504,284	36,234	4.10	2,623,474	6,505	0.98
Borrowed funds	572,456	8,106	5.66	20,555	227	4.41
Total interest-bearing liabilities	4,076,740	44,340	4.32	2,644,029	6,732	1.01
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,734,956			3,243,664
Other non-interest-bearing liabilities	146,956			75,471
Total liabilities	5,958,652			5,963,164
Stockholders' equity	631,205			589,941
Total liabilities and equity	$6,589,857			$6,553,105
Net interest income		$53,557			$63,325
Net interest rate spread (3)			1.67%			3.25%
Net interest margin (4)			3.27%			3.85%
Total cost of deposits (5)			2.74%			0.44%
Total cost of funds (6)			3.03%			0.45%
(1)	Annualized.
(2)	Amount includes deferred loan fees and non-performing loans.
(3)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(4)	Determined by dividing annualized net interest income by total average interest-earning assets.
(5)	Determined by dividing annualized interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(6)	Determined by dividing annualized interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

	Nine Months Ended
	September 30, 2023			September 30, 2022
	Average		Yield /	Average		Yield /
(dollars in thousands)	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
Assets:
Interest-earning assets:
Loans (2)	$5,016,075	$247,142	6.58%	$4,214,957	$159,291	5.03%
Available-for-sale securities	526,156	6,435	1.63	542,099	4,942	1.22
Held-to-maturity securities	507,771	7,391	1.94	488,058	6,260	1.71
Equity investments - non-trading	2,375	38	2.12	2,335	22	1.25
Overnight deposits	189,552	7,353	5.12	1,424,119	9,023	0.84
Other interest-earning assets	32,166	1,779	7.37	16,030	647	5.38
Total interest-earning assets	6,274,095	270,138	5.75	6,687,598	180,185	3.59
Non-interest-earning assets	161,592			86,682
Allowance for credit losses	(48,693)			(38,799)
Total assets	$6,386,994			$6,735,481
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$3,099,908	85,099	3.67	$2,642,465	13,453	0.68
Certificates of deposit	45,874	911	2.66	63,074	383	0.81
Total interest-bearing deposits	3,145,782	86,010	3.66	2,705,539	13,836	0.68
Borrowed funds	451,063	18,286	5.41	27,099	1,090	5.36
Total interest-bearing liabilities	3,596,845	104,296	3.88	2,732,638	14,926	0.73
Non-interest-bearing liabilities:
Non-interest-bearing deposits	2,032,011			3,368,470
Other non-interest-bearing liabilities	144,712			61,303
Total liabilities	5,773,568			6,162,411
Stockholders' equity	613,426			573,070
Total liabilities and equity	$6,386,994			$6,735,481
Net interest income		$165,842			$165,259
Net interest rate spread (3)			1.87%			2.86%
Net interest margin (4)			3.53%			3.29%
Total cost of deposits (5)			2.22%			0.30%
Total cost of funds (6)			2.48%			0.33%
(1)	Annualized.
(2)	Amount includes deferred loan fees and non-performing loans.
(3)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(4)	Determined by dividing annualized net interest income by total average interest-earning assets.
(5)	Determined by dividing annualized interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(6)	Determined by dividing annualized interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

Net interest margin for the third quarter of 2023 was 3.27% compared to 3.85% for the third quarter of 2022. The 58 basis point decrease was due primarily to the 258 basis point increase in the total cost of funds reflecting the increase in prevailing market interest rates and the shift from non-interest bearing deposits to interest bearing funding primarily related to the final exit from the crypto-related deposit vertical, partially offset by the increase in the average balance of loans and loan yields.

Net interest margin for the nine months ended September 30, 2023 was 3.53% compared to 3.29% for the nine months ended September 30, 2022. The 24 basis point increase was driven primarily by the increase in the $801.1 million increase in the average balance of loans and the 155 basis point increase in loan yields, partially offset by the higher cost of funds. Total cost of funds for the nine months ended September 30, 2023 was 248 basis points compared to 33 basis points for the nine months ended September 30, 2022, which reflects the increase in prevailing interest rates and the shift from non-interest bearing deposits to interest bearing funding primarily related to the final exit from the crypto-related deposit vertical.

Interest Income

Interest income increased $27.8 million to $97.9 million for the third quarter of 2023 as compared to $70.1 million for the third quarter of 2022, primarily due to the increase in the average balance of loans and increase in yields for loans and overnight deposits. The average balance of loans increased $778.9 million for the third quarter of 2023 as compared to the third quarter of 2022. The yields on loans and overnight deposits increased 150 basis points and 343 basis points, respectively, for the third quarter of 2023 as compared to the third quarter of 2022 due to the increase in prevailing market interest rates.

Interest income increased $90.0 million to $270.1 million for the nine months ended September 30, 2023 as compared to $180.2 million for the nine months ended September 30, 2022, primarily due to the increase in the average balance of loans and increase in yields for loans and overnight deposits, partially offset by the decline in the average balance of overnight deposits. The average balance of loans increased $801.1 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The yields on loans and overnight deposits increased 155 basis points and 428 basis points, respectively, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 due to the increase in prevailing market interest rates. The average balance of overnight deposits decreased $1.2 billion for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, reflecting the final exit from the crypto-related deposit vertical.

Interest Expense

Interest expense increased $37.6 million to $44.3 million for the third quarter of 2023 as compared to $6.7 million for the third quarter of 2022 due primarily to the increase in prevailing interest rates and higher borrowing balances related to the final exit from the crypto-related deposit vertical.  The yield on interest bearing deposits increased 312 basis points for the third quarter of 2023 as compared to the third quarter of 2022. The average balance of borrowings increased $551.9 million for the third quarter of 2023 as compared to the third quarter of 2022.

Interest expense increased $89.4 million to $104.3 million for the nine months ended September 30, 2023 as compared to $14.9 million for the nine months ended September 30, 2022 due primarily to the increase in prevailing interest rates and higher borrowing balances related to the final exit from the crypto-related deposit vertical. The yield on interest bearing deposits increased 298 basis points for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The average balance of borrowings increased $424.0 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Provision for Loan Losses

The provision for loan losses for the three and nine months ended September 30, 2023, based on ASC 326, was $791,000 and $5.7 million, respectively, primarily driven by loan growth. The provision for loan losses for the three and nine months ended September 30, 2022, based on the incurred loss method, was $2.0 million and $7.8 million, respectively, primarily driven by loan growth.

Non-Interest Income

Non-interest income increased $695,000 to $6.5 million for the third quarter of 2023, as compared to the third quarter of 2022 driven by increases in other service charges and fees. Non-interest income increased $1.1 million to $21.3 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 driven by increases in other service charges and fees.

Non-Interest Expense

Non-interest expense decreased $266,000 to $30.9 million for the third quarter of 2023, compared to the third quarter of 2022 due primarily to the $3.0 million reversal of the regulatory settlement reserve recorded in the fourth quarter of 2022 and the $2.2 million reduction in professional fees, partially offset by the $2.6 million increase in compensation and benefits.

Non-interest expense increased $12.3 million to $94.4 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 due primarily to the $7.4 million increase in compensation and benefits expense due to the increase in the number of full-time employees, the $3.8 million increase in professional fees, including legal fees, and $2.8 million increase in FDIC assessments, partially offset by the $5.5 million reversal of the regulatory settlement reserve recorded in the fourth quarter of 2022.

Income Tax Expense

The estimated effective tax rate for the third quarter of 2023 was 22.2% as compared to 30.6% for the third quarter of 2022. The effective tax rate for the third quarter of 2023 reflects a discrete tax item related to the exercise of stock options in the third quarter of 2023 and the reversal of the regulatory settlement reserve. The estimated effective tax rate for the nine months ended September 30, 2023 was 28.0% as compared to 29.8% for the nine months ended September 30, 2022.

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

At September 30, 2023, the Company had $465.0 million in unused commitments and $60.2 million in standby and commercial letters of credit. At December 31, 2022, the Company had $405.6 million in unused commitments and $53.9 million in standby and commercial letters of credit.

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

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At September 30, 2023 and December 31, 2022, cash and cash equivalents totaled $177.4 million and $257.4 million, respectively. Securities classified as AFS and equity investments, which provide additional sources of liquidity, totaled $431.9 million at September 30, 2023 and $447.8 million at December 31, 2022. At September 30, 2023 and December 31, 2022, the carrying value of securities pledged to the FRBNY discount window was $789.5 million and $25.0 million, respectively.

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

The Company had $3.0 billion and $1.1 billion of available secured wholesale funding capacity at September 30, 2023 and December 31, 2022, respectively. The increase in secured funding capacity is due to the Company optimizing its liquidity resources through the pledge of additional eligible loan collateral.

The Company’s primary investing activities are the origination of loans, and to a lesser extent, the purchase of loans and securities. For the three and nine months ended September 30, 2023, the Company’s loan production was $333.5 million and $1.0 billion, respectively as compared to $423.6 million and $1.4 billion for the three and nine months ended September 30, 2022, respectively.

Financing activities consisted primarily of activity in deposit accounts and borrowings. The Company generates deposits from businesses and individuals through client referrals and other relationships and through its retail presence. The Company has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds. Total deposits were $5.5 billion at September 30, 2023, an increase of $243.7 million, or 4.6%, from December 31, 2022.

At September 30, 2023, interest-bearing deposits were comprised of $3.7 billion of money market accounts and $35.7 million of time deposits. Time deposits due within one year of September 30, 2023 totaled $31.0 million, or 0.6% of total deposits. At September 30, 2023, the aggregate estimated amount of FDIC uninsured deposits was $1.5 billon. At December 31, 2022, interest-bearing deposits were comprised of $2.8 billion of money market accounts and $52.1 million of time deposits. Time deposits due within one year of December 31, 2022 totaled $37.6 million, or 0.7% of total deposits. Non-interest-bearing deposits were 31.6% of total deposits at September 30, 2023, as compared to 45.9% at December 31, 2022. At December 31, 2022, the aggregate estimated amount of FDIC uninsured deposits was $2.2 billion.

To support a more efficient balance sheet, particularly related to the decrease in deposits related to the final exit of the digital currency business, the Company may at times utilize FHLB advances or other funding sources. At September 30, 2023, the Company had $0.0 million of Federal funds purchased and $355.0 million of FHLBNY advances.

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

Regulation

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. At September 30, 2023 and December 31, 2022, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and the Bank review capital levels on a monthly basis. Below is a table of the Company’s and Bank’s capital ratios for the periods indicated:

				Minimum Ratio
			Minimum	Required	Minimum
	At	At	Ratio to be	for Capital	Capital
	September 30,	December 31,	“Well	Adequacy	Conservation
	2023	2022	Capitalized”	Purposes	Buffer
The Company
Tier 1 leverage ratio	10.7%	10.2%	N/A	4.0%	—%
Common equity tier 1	11.8%	12.1%	N/A	4.5%	2.5%
Tier 1 risk-based capital ratio	12.2%	12.5%	N/A	6.0%	2.5%
Total risk-based capital ratio	13.1%	13.4%	N/A	8.0%	2.5%

The Bank
Tier 1 leverage ratio	10.5%	10.0%	5.00%	4.0%	—%
Common equity tier 1	11.9%	12.3%	6.50%	4.5%	2.5%
Tier 1 risk-based capital ratio	11.9%	12.3%	8.00%	6.0%	2.5%
Total risk-based capital ratio	12.8%	13.1%	10.00%	8.0%	2.5%

At September 30, 2023 and December 31, 2022, total non-owner-occupied CRE loans were 374.8% and 366.0% of risk-based capital, respectively.

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

The Company manages its exposure to interest rates primarily by structuring its balance sheet in the ordinary course of business. The Company generally originates fixed and floating rate loans with maturities of less than five years. The interest rate risk on these loans is offset by the cost of deposits, where many of such deposits generally pay interest based on a floating rate index. Based upon the nature of operations, the Company is not subject to FX or commodity price risk and does not own any trading assets. The Company enters into interest rate derivative contracts as part of its interest rate risk management strategy to hedge certain deposit liabilities and to facilitate the needs of lending customers. For further discussion see “NOTE 13 — DERIVATIVES” to the Company’s consolidated financial statements in this Form 10-Q.

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

The following table shows the estimated impact on net interest income for the one-year period beginning September 30, 2023 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

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

At September 30, 2023
Change in	Net	Year 1
Interest	Interest	Change
Rates	Income Year 1	from
(basis points)	Forecast	Level
+400	$186,496	(13.55)%
+300	193,335	(10.38)
+200	200,181	(7.21)
+100	208,361	(3.41)
—	215,726	—
-100	221,877	2.85
-200	227,250	5.34
-300	233,064	8.04
-400	240,445	11.46

The table above indicates that at September 30, 2023, in the event of an instantaneous and sustained parallel upward shift of 200 basis points in interest rates, the Company would experience a 7.21% decrease in net interest income. In the event of an instantaneous and sustained parallel downward shift of 200 basis points in interest rates, it would experience a 5.34% increase in net interest income.

Economic Value of Equity Analysis

The Company also analyzes the sensitivity of its financial condition to changes in interest rates through an EVE model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates. The table below represents an analysis of IRR as measured by the estimated changes in EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +300 and +400 basis points and -100, -200, -300 and -400 basis points) at September 30, 2023 (dollars in thousands):

		Estimated		EVE
		Increase (Decrease) in		as a Percentage of Fair
		EVE		Value of Assets (3)
Change in					Increase
Interest Rates	Estimated			EVE	(Decrease)
(basis points) (1)	EVE (2)	Dollars	Percent	Ratio (4)	(basis points)
+400	$510,667	$(138,979)	(21.39)%	8.50	(148.65)
+300	544,798	(104,848)	(16.14)	8.90	(108.80)
+200	578,568	(71,078)	(10.94)	9.27	(71.79)
+100	619,647	(29,999)	(4.62)	9.72	(26.75)
—	649,646	—	—	9.99	—
-100	667,318	17,672	2.72	10.06	7.78
-200	669,722	20,076	3.09	9.92	(6.44)
-300	663,123	13,477	2.07	9.65	(33.34)
-400	644,925	(4,721)	(0.73)	9.23	(75.78)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from the Company’s liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

The table above indicates that at September 30, 2023, in the event of an immediate upward shift of 200 basis points in interest rates, it would experience a 10.94% decrease in its EVE. In the event of an immediate downward shift of 200 basis points in interest rates, the Company would experience an 3.09% increase in its EVE.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and the Chief Accounting Officer, who is the Company’s acting principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023 pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in reports filed by the Company under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been and continue to be ongoing investigations by governmental entities concerning a prepaid debit card product program that was offered by GPG. These include investigations involving the Company and the Bank by the Board of Governors of the FRB and certain state authorities, including the NYSDFS. During the early stages of the COVID-19 pandemic, third parties used this prepaid debit card product to establish unauthorized accounts and to receive unauthorized government benefits payments, including unemployment insurance benefits payments made pursuant to the Coronavirus Aid, Relief, and Economic Security Act from many states. The Company ceased accepting new accounts from this program manager in July 2020 and exited its relationship with this program manager in August 2020. The Company has cooperated and continues to cooperate in these investigations and continues to review this matter.

As previously disclosed, the Bank has been in discussions with both the FRB and NYSDFS with respect to consensual resolutions of their investigations. The Bank entered into (i) an Order to Cease and Desist and Order of Assessment of a Civil Money Penalty Issued Upon Consent with the FRB (the “FRB Consent Order”), effective October 16, 2023, and (ii) a Consent Order with the NYSDFS (the “NYSDFS Consent Order”), effective October 18, 2023. The FRB Consent Order and NYSDFS Consent Order constitute separate consensual resolutions with each of the FRB and the NYSDFS with respect to their investigations, each of which is now closed as a result of such order.

The FRB Consent Order provides for a civil money penalty of $14.5 million and requires the Bank’s board of directors to submit a plan to further strengthen board oversight of the management and operations of the GPG and the Bank to develop, among other things, a written plan to enhance the Bank’s customer identification program, a plan to improve the Bank’s customer due diligence program and a plan to enhance the Bank’s third party risk management program. The NYSDFS Consent Order provides for a civil money penalty of $15.0 million and requires the Bank to provide certain information regarding the Bank’s program to supervise third-party program managers and various status reports regarding certain compliance-related matters in connection with the Bank’s oversight of third-party program managers of the Bank’s prepaid debit card program.

The Company was fully reserved with respect to the foregoing amounts payable to the FRB and NYSDFS through a regulatory settlement reserve disclosed in prior periods. Additional enforcement or other actions arising out of the prepaid debit card program in question, along with any other matters arising out of the foregoing program, could have a materially adverse effect on the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations. Since 2020, the Bank has been actively working to enhance its processes and procedures so as to more effectively and efficiently address the concerns that arose.

In addition to the matters described above, the Company is subject to various other pending and threatened legal actions relating to the conduct of its normal business activities. In the opinion of management, as of September 30, 2023, the ultimate aggregate liability, if any, arising out of any such other pending or threatened legal actions will not be material to the Company’s financial condition, results of operations, and liquidity.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Amendment of Bylaws

On October 31, 2023, our Board of Directors approved and adopted the Company’s Amended and Restated Bylaws, which became effective immediately upon adoption. The Board approved the Amended and Restated Bylaws primarily to update certain procedural requirements in connection with SEC rules relating to universal proxy cards (the “Universal Proxy Rules”). The Amended and Restated Bylaws include amendments that: (i) update the Company’s bylaws in accordance with the Universal Proxy Rules, including requiring stockholders providing notice pursuant to Rule 14a-19(b) under the Exchange Act, to provide reasonable evidence to the Company that they have complied with certain requirements under the Universal Proxy Rules no later than five business days prior to the applicable stockholder meeting; (ii) refine and clarify the requirements with respect to notice of stockholder nominations and proposals, including provisions regarding the information to be provided in such notices by proposing stockholders, proposed nominees and other persons related to a stockholder’s solicitation of proxies; (iii) require any stockholder directly or indirectly soliciting proxies from other stockholders to use a proxy card color other than white; and (iv) make certain other non-substantive administrative, technical and conforming changes.

The preceding summary of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Bylaws, a copy of which is included as Exhibit 3.3 to this report and incorporated by reference herein.

Authorization of Acting Principal Financial Officer

Effective as of October 31, 2023, our Board of Directors authorized G. David Bonnar, the Company’s Senior Vice President and Chief Accounting Officer, to also serve as the Company’s “Acting Principal Financial Officer” in connection with the review, execution and certification of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 and certain FRB regulatory reports. The Company previously announced that Gregory Sigrist, the Company’s Chief Financial Officer would be resigning effective October 31, 2023.

Mr. Bonnar, age 55, joined the Company in February 2021, and has worked at various financial services institutions in his over 30 years of experience, including the CIT Group, J.P. Morgan Chase & Co. and most recently as Managing Director at Morgan Stanley. During Mr. Bonnar’s 12 years at Morgan Stanley, he had increasing levels of responsibilities in the Financial Control Group. Mr. Bonnar started his career at KPMG and is a Certified Public Accountant.

Mr. Bonnar and the Company did not enter into a new compensation plan or arrangement, or modify Mr. Bonnar’s current compensation arrangement, in connection with Mr. Bonnar being designated the Company’s Acting Principal Financial Officer. There are also no family relationships between Mr. Bonnar and any director or executive officer of the Company and Mr. Bonnar has no direct or indirect interest in any transaction or proposed transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

101	INS XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation Linkbase

101	DEF XBRL Taxonomy Extension Definition Linkbase

101	LAB XBRL Taxonomy Extension Label Linkbase

101	PRE XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from Metropolitan Bank Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: November 3, 2023By: /s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: November 3, 2023By:/s/ G. David Bonnar

G. David Bonnar

Senior Vice President and Acting Principal Financial Officer