Form 10-K
period 2023-12-31
Metropolitan Bank Holding Corp.
filed 2024-02-28
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2023, as reported by the New York Stock Exchange, was approximately $352.4 million.

As of February 26, 2024, there were issued and outstanding 11,090,229 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

GLOSSARY OF COMMON TERMS AND ACRONYMS

ACL	Allowance for Credit Losses	FHLBNY	Federal Home Loan Bank of New York
AFS	Available-for-sale	FRB	Federal Reserve Bank
ALCO	Asset Liability Committee	FRBNY	Federal Reserve Bank of New York
ALLL	Allowance for loan and lease losses	FX	Foreign exchange
AOCI	Accumulated Other Comprehensive Income	GAAP	U.S. Generally accepted accounting principles
ASC	Accounting Standards Codification	GPG	Global Payments Group
ASU	Accounting Standards Update	HTM	Held-to-maturity
Bank	Metropolitan Commercial Bank	IRR	Interest rate risk
BHC Act	Bank Holding Company Act of 1956, as amended	ISO	Incentive stock option
BSA	Bank Secrecy Act	JOBS Act	The Jumpstart Our Business Startups Act
C&I	Commercial and Industrial	LIBOR	London Inter-Bank Offered Rate
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	LTV	Loan-to-value
CECL	Current Expected Credit Loss	MBS	Mortgage-backed securities
CFPB	Consumer Financial Protection Bureau	NYSDFS	New York State Department of Financial Services
Company	Metropolitan Bank Holding Corp.	OCC	Office of the Comptroller of the Currency
Coronavirus	COVID-19	OTTI	Other-than-temporary impairment
CRA	Community Reinvestment Act	PPP	Paycheck Protection Program
CRE	Commercial real estate	PRSU	Performance Restricted Share Units
CRE Guidance	Commercial Real Estate Lending, Sound Risk Management Practices	ROU	Right of Use
DIF	Deposit Insurance Fund	SEC	U.S. Securities and Exchange Commission
EGC	Emerging Growth Company	SOFR	Secured Overnight Financing Rate
EVE	Economic value of equity	SRC	Smaller reporting company
FASB	Financial Accounting Standards Board	TDR	Troubled debt restructuring
FDIC	Federal Deposit Insurance Corporation	USD	U.S. Dollar
FHLB	Federal Home Loan Bank

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Annual Report on Form 10-K that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that are difficult to predict and are generally beyond our control and that may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under Part I, Item 1A. “Risk Factors” and as described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. In addition, these factors include but are not limited to:

●	the interest rate policies of the Board of Governors of the Federal Reserve System and other regulatory bodies;
●	an unexpected deterioration in our loan or securities portfolios;
●	changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
●	unexpected increases in our expenses;
●	different than anticipated growth and our ability to manage our growth;
●	global pandemics, including the lingering effects of COVID-19, or localized epidemics, could adversely affect the Company’s financial condition and results of operations;
●	potential recessionary conditions, including the related effects on our borrowers and on our financial condition and results of operations;
●	unexpected increases in credit losses or in the level of delinquent, nonperforming, classified and criticized loans;
●	an inability to absorb the amount of actual losses inherent in our existing loan portfolio;
●	an unanticipated loss of key personnel or existing customers;
●	increases in competitive pressures among financial institutions or from non-financial institutions, which may result in unanticipated changes in our loan or deposit rates;
●	unanticipated increases in FDIC costs;
●	legislative, tax or regulatory changes or actions, which may adversely affect the Company’s business;
●	impacts related to or resulting from recent bank failures;
●	changes in deposit flows, funding sources or loan demand, which may adversely affect the Company’s business;
●	changes in accounting principles, policies or guidelines may cause the Company’s financial condition or results of operation to be reported or perceived differently;
●	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which the Company does business, or conditions in the securities markets or the banking industry being less favorable than currently anticipated;
●	unanticipated adverse changes in our customers’ economic conditions;
●	inflation, which may lead to higher operating costs;

●	declines in real estate values in the Company’s market area, which may adversely affect its loan production;
●	an unexpected adverse financial, regulatory, legal or bankruptcy event experienced by our non-bank financial service clients;
●	technological changes that may be more difficult or expensive to implement than anticipated;
●	system failures or cybersecurity breaches of our information technology infrastructure or those of the Company’s third-party service providers or those of our non-bank financial service clients for which we provide global payments infrastructure;
●	emerging issues related to the development and use of artificial intelligence could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business or customers;
●	the failure to maintain current technologies and to successfully implement future information technology enhancements;
●	the effects of any developments, changes or actions relating to any litigation or regulatory proceedings brought against us or any of our subsidiaries;
●	the costs, including the possible incurrence of fines, penalties, or other negative effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions, or other legal actions to which we or any of our subsidiaries are a party, and which may adversely affect our results;
●	the current or anticipated impact of military conflict, terrorism or other geopolitical events;
●	the ability to attract or retain key employees;
●	the successful implementation or consummation of new business initiatives, which may be more difficult or expensive than anticipated;
●	the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by customers;
●	changes in consumer spending, borrowing or savings habits;
●	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies, non-performing assets and charge-offs and changes in the estimates of the adequacy of the ACL;
●	an unexpected failure to successfully manage our credit risk and the sufficiency of our allowance for credit losses;
●	the credit and other risks from borrower and depositor concentrations (by geographic area and by industry);
●	the difficulties associated with achieving or predicting expected future financial results; and
●	the potential impact on the Company’s operations and customers resulting from natural or man-made disasters, wars, acts of terrorism, cyberattacks and pandemics.

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

PART I

Item 1.  Business

The Company is a bank holding company headquartered in New York, New York and registered under the BHC Act. Through its wholly owned bank subsidiary, Metropolitan Commercial Bank, a New York state-chartered bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals primarily in the New York metropolitan area. The Company’s founding members, including its Chief Executive Officer, Mark DeFazio, recognized a need in the New York metropolitan area for a solutions-oriented, relationship bank focused on middle market companies and real estate entrepreneurs whose financial needs are often overlooked by larger financial institutions. The Bank was established in 1999 with the goal of helping these under-served clients build and sustain wealth. Its motto, “The Entrepreneurial Bank,” is a reflection of the Bank’s aspiration to develop a middle-market bank that shares the same entrepreneurial spirit as its clients. By combining high-tech service with the relationship-based focus of a community bank with an extensive suite of financial products and services, the Company is well-positioned to continue to capitalize on the significant growth opportunities available in the New York metropolitan area. See the “GLOSSARY OF COMMON TERMS AND ACRONYMS” for the definition of certain terms and acronyms used throughout this Form 10-K.

In addition to traditional commercial banking products, the Company offers corporate cash management and retail banking services, and, through GPG, provides global payments business services to non-bank financial service companies (referred to as Banking-as-a-Service (“BaaS”)) by serving as an issuing bank for third-party debit card programs, while also providing such companies with other financial infrastructure components, including cash settlement and custodian deposit services. In early 2024, the Company decided to exit all BaaS relationships. See Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events.”

The Company has developed various deposit gathering strategies, which generate the funding necessary to operate without a large branch network. These activities, together with six strategically located banking centers, generate a stable source of deposits and a diverse loan portfolio with attractive risk-adjusted yields. As of December 31, 2023, the Company’s assets, loans, deposits, and stockholders’ equity totaled $7.1 billion, $5.6 billion, $5.7 billion and $659.0 million, respectively.

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

The Company operates six banking centers strategically located within close proximity to target clients. There are four banking centers in Manhattan, one in Brooklyn, New York, and one in Great Neck, Long Island. The 99 Park Avenue banking center, adjacent to the Company headquarters, is located at the center of one of the largest markets for bank deposits in the New York Metropolitan Statistical Area due to the abundance of corporate and high net worth clients. The Manhattan banking centers are centrally located in the heart of neighborhoods notably associated with specific business sectors with which the Company has strong existing relationships. The Brooklyn banking center is in the active Boro Park neighborhood, which is home to many small- and medium-sized businesses, and where several important existing lending clients live and work. The banking center in Great Neck, Long Island represents a natural extension of the Company’s efforts to establish a physical footprint in areas where many of its existing and prospective commercial clients are located, and also serves as a central hub for philanthropic and community events. The Company also has a loan production office in Miami, Florida, an administrative office in Lakewood, New Jersey, and a property in Louisville, Kentucky that is utilized as office space for GPG.

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

Accessibility, tailored product offerings, disciplined underwriting and speed of execution enable the Company to distinguish itself in the markets of its target clients, which the Company views as under-served by today’s global financial services industry. Establishing banking centers in close proximity to a “critical mass” of its clients has advanced the Company’s ability to retain and grow deposits, provided opportunities to deepen client relationships, and enhance franchise value.

Business Strategy

The Company’s strategy is to continue to build a relationship-oriented commercial bank by organically growing its existing client relationships and developing new long-term clients. The Company focuses on New York metropolitan area middle-market businesses with annual revenues of $400 million or less and New York metropolitan area real estate entrepreneurs with a net worth of $50 million or more. The Company originates and services CRE and C&I loans of generally between $3 million and $30 million, which it believes is an under-served segment of the market. Management believes that the Company is well positioned in a market area offering significant growth opportunities. As it grows, the Company will attempt to continue to convert many of its lending clients into full retail relationships.

The Company seeks to differentiate itself in the marketplace by offering excellent service, competitive products, innovative solutions, access to senior management, and an ability to make lending decisions in a timely manner combined with certainty of execution. The Company’s lending team possesses industry expertise that enables it to better understand its clients’ businesses and differentiates it from other banks in the market.

On-going relationships and tailored products

Management believes that the focus on servicing all aspects of the clients’ businesses, including cash management and lending solutions, better positions the Company to be able to meet its clients’ current and future needs. The Company has the flexibility and commitment to create solutions tailored to the needs of each client. For example, the Company entered the healthcare lending space in 2001 and built out processes, procedures, and customized infrastructure to support its clients in this industry. Management intends to continue leveraging the quality of its team, existing relationships and its client-centered approach to further grow its tailored banking solutions, build deeper relationships and increase market share in its market area. Additionally, the Company is always working to expand its team by attracting and developing individuals that embody its spirit as “The Entrepreneurial Bank.” This helps to ensure that it continues to meet its high standard of excellence, which drives relationships and loan growth.

Strong deposit franchise

The strength of the Company’s deposit franchise comes from its long-standing relationships with clients and the strong ties it has in its market area. The Company has also developed a diversified funding strategy, which enables it to be less reliant on branches. Deposit funding is provided by the following deposit verticals:

1)	Borrowing clients – The Company generates significant deposits from its borrowing clients. The Company provides commercial clients with convenient solutions such as remote deposit capture, business online banking and various other retail services and products. The Company will attempt to continue to convert lending clients into full retail clients and thereby continue to expand its retail presence.
2)	Non-borrowing retail banking products and services clients – These customers, located primarily in the New York City metropolitan area, need an efficient technology interface and the personal service of an experienced banker who can assist them in managing their day-to-day operations using our retail banking products and services. Management understands that not every potential client of the Company is in need of an extension of credit; instead, these clients require a bank that can assist in making them more efficient and competitive.
3)	Global payments business – The Company is an issuer of debit cards for third-party debit card programs and administers domestic and international digital payments settlements for its non-bank financial service clients. In early 2024, the Company decided to exit all BaaS relationships. See Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events.”
4)	Corporate cash management clients – The Company provides corporate cash management services to clients who are in possession of or have discretion over large deposits such as, but not limited to, property management companies, title companies and bankruptcy trustees.

Products and Services

The Company provides a comprehensive set of commercial and retail banking products and services customized to meet the needs of its clients. The Company offers a broad range of lending products, with a primary focus on CRE and C&I loans.

Lending Products

The Company’s CRE products include acquisition loans, loans to refinance or return borrower equity on income producing properties, renovation loans, loans on owner-occupied properties and construction loans. The Company lends against a variety of asset classes, including skilled nursing facilities, healthcare, multi-family, office, hospitality, mixed use, retail, and warehouse.

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

Loans are generally written for terms of three to five years, although loans with longer terms are occasionally written. Interest rates may be fixed or floating, and repayment schedules are generally based on a 25- to 30-year amortization schedule, although interest only loans are also offered.

Factors considered in the underwriting include: the stability of the projected cash flows from the real estate based on operating history, tenancy, and current rental market conditions; the development and property management experience of the principals; the financial wherewithal of the principals, including an analysis of global cash flows; and credit history of the principals. Generally, the maximum LTVs for new originations range from 50% to 75%, depending on the property type and the minimum debt coverage ratio is 1.20x, with higher coverage required for hospitality and special use properties.

At December 31, 2023, $1.5 billion, or 33.3% of the Company’s real estate loan portfolio, consisted of loans to the healthcare industry, which were primarily made to nursing and residential care facilities. The Company has lenders who are experienced in lending to the healthcare industry, and particularly to skilled nursing homes. They generally originate loans to borrowers with strong cash flows from diverse sources and who are very experienced operators that typically have over 1,000 beds under management. In addition to being secured by real estate, these loans are also generally secured by the assets of the operating company, and in almost all cases the credit facilities are personally guaranteed by principals of the company, who are typically high net worth individuals. The Company also originates term loans to standalone medical facilities such as radiology and dialysis centers and medical practices, which are generally secured by the assets of the company and the personal guaranties of the sponsors/owners of the practice.

Multi-family

The multi-family loan portfolio consists of loans secured by multi-tenanted residential properties primarily located in New York City or the Greater New York area. In underwriting multi-family loans, the Company employs the same underwriting standards and procedures as are employed for non-owner occupied CRE.

Certain of the Company’s loans are associated with rent stabilized units in the New York City boroughs, in which the laws limit rent increases for rent stabilized multi-family properties. At December 31, 2023, the Company had $174.9 million of New York City rent-regulated stabilized multi-family loans, which had a weighted-average debt coverage ratio of 2.5x and an average LTV of 45.4% based on the most recent appraisal. If expense growth exceeds revenue growth, a property may not generate sufficient cash flows to cover debt service. See Part I, Item 1A., “Risk Factors—Risk Relating to Lending Activities—The performance of the Company’s multi-family and mixed-use loans could be adversely impacted by regulation.”

Construction Loans

Construction lending involves additional risks when compared to permanent loans. These risks include completion risk, which is impacted by unanticipated delays and/or cost overruns, and market risk, i.e., the risk that market rental rates and/or market sales prices may decline before the project is completed. Therefore, the Company only originates construction loans on a very selective basis. Generally, the types of construction loans the Company originates include extensive renovation loans as well as ground-up construction loans. At December 31, 2023, construction loans comprised 2.8% of the Company’s loan portfolio. In all cases, the owner/developer has extensive construction experience, sufficient equity in the transaction (maximum loan to cost of 65%) and provides personal recourse on the loan. The Company has established limits for construction lending as a percentage of risk-based capital.

Commercial and Industrial Loans

C&I credit facilities are made to a wide range of industries. The principals of the companies have extensive experience in acquiring and operating their business. The industries include healthcare with a specialty in skilled nursing facilities, auto leasing firms, wholesalers, manufacturers and importers and exporters of a wide range of products. The loans are secured by the assets of the company including accounts receivable, inventory and equipment and, in most cases, are personally guaranteed. Collateral may also include owner-occupied real estate. The Company targets companies that have $400 million of revenues or less.

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

At December 31, 2023, $333.6 million, or 31.7% of the Company’s C&I loan portfolio, consisted of loans to the healthcare industry, of which $206.0 million, or 61.8% of these loans, were made to nursing and residential care facilities. Within the C&I lending group, the Company has lenders who are experienced in lending to the healthcare industry, and particularly to skilled nursing homes. They generally originate loans to borrowers with strong cash flows from diverse sources and who are very experienced operators that typically have over 1,000 beds under management. In all cases these loans are secured by the assets of the operating company, and in almost all cases the credit facilities are personally guaranteed by principals of the company, who are typically high net worth individuals. The Company also originates term loans to standalone medical facilities such as radiology and dialysis centers and medical practices, which are secured by the assets of the company and the personal guaranties of the sponsors/owners of the practice.

Deposit Products and Services

The Company’s retail products and services are similar to those of mid-to-large competitive banks in its market, and include, but are not limited to, online banking, mobile banking, ACH, and remote deposit capture. The Company has and will continue to make investments in technology to meet the needs of its customers.

Global Payments Business

The Company administers domestic and international digital payment settlements on behalf of its non-bank financial service clients and serves as an issuing bank for third-party debit card programs nationwide. The Company acts as the depository institution for the processing of prepaid and debit card payments made to various businesses. The Company has designed products that enable clients to process electronic payments more easily and to better manage their risk of loss. These client accounts are a source of demand deposits and fee income. The Company maintains a risk management program that is designed to ensure safe and sound operations in compliance with applicable laws, rules and guidance around its global payments products.

In 2023, the Company completed the exit from the digital currency business, commonly referred to as the crypto-asset related business. In early 2024, the Company decided to exit all BaaS relationships. See Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events.”

Corporate Cash Management and EB-5 Immigrant Investor Program Deposit Accounts

The Company’s entrepreneurial approach has encouraged management to find alternatives to traditional retail bank services, such as corporate cash management deposit accounts and EB-5 Immigrant Investor Program (the “EB-5 Program”) deposit accounts. Corporate cash management accounts belong to clients who are in possession of or have discretion over large deposits such as, but not limited to, property management companies, title companies, bankruptcy trustees and charter schools. The EB-5 Program, administered by the U.S. Citizenship and Immigration Services, allows qualified foreign investors who meet specific capital investment and job creation requirements to obtain permanent residency and become contributors to U.S. communities. These accounts provide a significant source of deposits. At December 31, 2023, deposits in the vertical types listed above amounted to $1.5 billion, which was 25.3% of total deposits. They include money market accounts, demand deposit accounts and other interest-bearing transaction accounts.

Asset Quality

Non-Performing Assets

Non-performing assets consist of non-accrual commercial and consumer loans placed in forbearance with payments past due over 90 days and still accruing. The past due status on loans is based on the contractual terms of the loan. It is generally the Company’s policy that a loan 90 days past due be placed on non-accrual status unless factors exist that would eliminate the need to place a loan on this status. A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. At the time loans are placed on non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed. Payments received on non-accrual loans are generally applied to principal. Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Company expects to receive all of its original principal and interest. In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept on non-accrual status until the entire principal balance has been recovered.

Allowance for Credit Losses – Loans and Loan Commitments

The Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (“ASC 326”) effective January 1, 2023, which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts. See “NOTE 3 — SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS” to the Company’s consolidated financial statements in this Form 10-K.

Management believes that the ACL is adequate to cover expected credit losses over the life of the loan portfolio. In estimating the ACL, the Company relies on models and economic forecasts developed by external parties as the primary driver of the ACL. These models and forecasts are based on nationwide sets of data. Economic forecasts can change significantly over an economic cycle and have a significant level of uncertainty associated with them. The performance of the models is dependent on the variables used in the models being reasonable predictors for the loan portfolio’s performance. However, these variables may not capture all sources of risk within the portfolio. As a result, the Company reviews the results and makes qualitative adjustments to the models to capture limitations of the models as necessary. Such qualitative factors may include adjustments to better capture the imprecision associated with the economic forecasts, and the ability of the models to capture emerging risks within the portfolio that may not be represented in the data. These judgments are evaluated through the Company’s review process and revised on a quarterly basis to account for changes in facts and circumstances.

When loans do not share risk characteristics with other financial assets they are evaluated individually. Management applies its normal loan review procedures in making these judgments. Individually evaluated loans consist of nonaccrual loans and loans that have been modified due to financial difficulty. In determining the ACL, the Company generally applies a discounted cash flow method for instruments that are individually assessed. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable and where the borrower is experiencing financial difficulty, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. Fair value is generally calculated based on the value of the underlying collateral less an appraisal discount and the estimated cost to sell. All loan losses are charged-off to the ACL when the loss actually occurs or when the collectability of principal is deemed to be unlikely. Recoveries are credited to the allowance at the time of recovery.

Borrowers with Financial Difficulty

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The Company adopted this guidance effective January 1, 2023, see “NOTE 3 —

SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS” to the Company’s consolidated financial statements in this Form 10-K.

The Company works closely with borrowers that are experiencing financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Company modifies the terms of certain loans to maximize their collectability. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.

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

Loan Approval Authority

The Company’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by its Board of Directors and management. The Company has established several levels of lending authority that have been delegated by the Board of Directors to the Credit Committee and other personnel in accordance with the lending authority in the Company’s Commercial Lending Policy. Authority limits are based upon the individual loan size and the total exposure of the borrower and are conditioned on the loan conforming to the policies contained in the Company’s Commercial Lending Policy. All loans over $12.5 million go to the Credit Committee for approval. The Credit Committee is comprised of Board members and the Company’s Chief Executive Officer. There are four Board members who are permanent members of the Credit Committee and a minimum of two other Board members rotate quarterly. Loans of $12.5 million or less are approved by management subject to individual officer approval limits. However, for all group relationships with total exposure in excess of 25% of risk-based capital, approval of the Credit Committee will be required for loans of any size; except that a loan will not require Credit Committee approval if the loan request is no greater than 10% of the relationship, to a maximum of $2.5 million, whereby Lending Officers approval will be required. Any loan policy exceptions are fully disclosed to the approving authority.

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

Ongoing Credit Risk Management

In addition to the underwriting process described above, the Company performs ongoing risk monitoring and reviews processes for all credit exposures. While the Company grades and classifies its loans internally, it also engages an independent third-party firm to perform regular loan reviews and confirm loan classifications. The Company (i) strives to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans result in a loss, (ii) records any necessary charge-offs promptly and (iii) maintains adequate allowance levels for probable loan losses incurred in the loan portfolio.

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

Investments

The Company’s investment objectives are primarily to provide and maintain liquidity, manage to an acceptable level of interest rate risk and safely invest excess funds when demand for loans is less than deposit growth. Subject to these primary objectives, the Company also seeks to generate a favorable return. The Board of Directors has the overall responsibility for the investment portfolio, including approval of the investment policy. The ALCO and management are responsible for implementation of the Company’s investment policy and monitoring its investment performance. The ALCO reviews the status of the investment portfolio quarterly.

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

The majority of the Company’s investments are classified as either AFS or HTM and can be used to collateralize FHLBNY borrowings, FRB borrowings, public funds deposits or other borrowings. At December 31, 2023, the investment portfolio consisted primarily of government agency residential mortgage-backed securities and, to a lesser extent, U.S. Government Agency and treasury securities, government agency commercial mortgage-backed securities and municipal securities.

Effective January 1, 2023, the Company estimates and recognizes an ACL for HTM debt securities pursuant to ASU No. 2016-13. The Company has a zero loss expectation for nearly all of its HTM securities portfolio, and has no ACL related to these securities. For the small portion of the HTM securities portfolio that does not have a zero loss expectation, the ACL is based on each security’s amortized cost, excluding interest receivable, and represents the portion of the amortized cost that the Company does not expect to collect over the life of the security. The ACL is determined using average industry credit ratings and historical loss experience, and is initially recognized upon acquisition of the securities, and subsequently remeasured on a recurring basis.

Effective January 1, 2023, pursuant to ASU No. 2016-13, the Company evaluates AFS debt securities that experienced a decline in fair value below amortized cost for credit impairment. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level, such as credit deterioration of the issuer, explicit or implicit guarantees by the federal government or the collateral underlying the security. If it is determined that the decline in fair value was due to credit, an ACL is recorded, limited to the amount the fair value is less than the amortized cost basis. The non-credit related decrease in the fair value, such as a decline due to changes in market interest rates, is recorded in other comprehensive income, net of tax. If the Company intends to sell the AFS security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, the Company will write down the security’s amortized cost basis to its fair value, write off any existing ACL, and recognize in net income any incremental impairment.

Sources of Funds

Deposits

Deposits have traditionally been the Company’s primary source of funds for use in lending and investment activities. The Company generates deposits from prepaid third-party debit card programs, non-bank financial service customers, its cash management platform offered to bankruptcy trustees, property management companies and others, local businesses, individuals through client referrals and other relationships and through its retail branch network. The Company believes that it has a very stable deposit base, as evidenced by its customer diversification and relationship-driven approach. The Company’s deposit strategy primarily focuses on developing borrowing and other service-oriented relationships with customers rather than competing with other institutions on rate. It has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds.

Borrowings

The Company maintains diverse funding sources including, but not limited to, borrowing lines at the FHLB and the FRB discount window. The Company may, from time to time, utilize advances from the FHLB to supplement its funding sources. The FHLB provides credit products for its member financial institutions. As a member, the Company is required to own capital stock in the FHLB and is authorized to apply for advances collateralized by certain of its real estate-related mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Limitations on the amount of advances that can be drawn are based either on a fixed percentage of an institution’s total assets and/or on the FHLB’s assessment of the institution’s creditworthiness. The Company maintains a borrowing line supported by a borrower in custody collateral agreement with the FRB discount window. See Part I, Item 1A., “Risk Factors—A lack of liquidity could adversely affect the Company’s financial condition and results of operations.

At December 31, 2023, the Company had $99.0 million of Federal funds purchased and $440.0 million of FHLBNY advances outstanding.

Human Capital Resources

Our employees are vital to our success and growth and are considered one of our greatest assets. The experience, knowledge, and customer service excellence they bring every day differentiates us from our competitors. We consider our relationship with our employees to be good. As of December 31, 2023, the Company employed 275 full-time employees, and 2 part-time employees, none of whom are represented by a collective bargaining agreement. This is an increase of 36 employees, or approximately 14.9%, from December 31, 2022 to support our expanding businesses and to support risk management in the Company’s Lending, Deposits and Cash Management business lines, as well as in the Financial Crimes Compliance, Human Resources, Risk Management, Operations and Technology groups.

Talent Acquisition and Retention

The Company employs a business model that combines high-touch service, emerging technologies, and the relationship-based focus of a community bank. We offer a suite of banking and financial services to businesses and individuals.

Management seeks to hire, develop, promote, and retain well-qualified employees who are aligned with the Company’s business model and reflect the community.

The Company’s selection and promotion processes are designed to be without bias and include the active recruitment of minorities and women. The ratios of women and men in the Company are 47% and 53% at December 31, 2023, respectively, which is relatively unchanged from December 31, 2022. Approximately 35.4% of the employees identified as minorities at December 31, 2023, as compared to 34.4% at December 31, 2022. Within that percentage, 19.1% identify as women, which is unchanged from December 31, 2022.  The Company defines minorities as the following groups based on the U.S. Department of Labor Affirmative Action definition: Black or African American, Hispanic, or Latino, Native Hawaiian or Other Pacific Islander, and American Indians/Alaskan Natives.

To attract and retain high performing talent, the Company offers competitive, performance-based compensation and a benefits plan that includes comprehensive health care coverage, supplemental healthcare benefits, a 401(k) plan with a Company match, company sponsored life and disability insurance, voluntary life and AD&D insurance, commuter benefits, flexible spending accounts and health savings accounts, wellness programs, an Employee Assistance Program, paid time-off and leave policies, including paid maternity/paternity leave. The Company also offers an Employee Referral Program that allows employees to earn a referral bonus by recommending candidates for open positions.

In 2023, the Company implemented a new recruiting platform to streamline and improve the candidate experience. The system is a collaborative tool and is a convenient way to easily record feedback and to create a structured interview process with the goal of creating a formal, bias-free hiring process. Following the implementation of the new recruiting platform, the Company implemented a new onboarding platform to engage and integrate new employees in preparing for their career with the Company. The Company also implemented a new background check and I-9 verification platform to improve the depth and timeliness of the background check and work authorization processes.

Training and Development

The training and development of employees is a priority. The Company encourages and supports the growth and development of its employees and, whenever possible, seeks to fill positions by promotion and transfer from within the organization. New job openings are posted internally with guidelines for employees to apply. This allows for career advancement and new learning opportunities, as well as benefiting the Company by organically building its bench strength to support future growth.

The Company conducts a comprehensive New Employee Orientation for all new hires. In 2023, the Company enhanced the New Employee Orientation to provide a more comprehensive welcome experience. All employees are required to complete assigned Compliance, BSA/Anti-Money Laundering, Enterprise Risk, Information Security/Cybersecurity, Fraud Prevention and technical training courses annually via the Company’s Learning Management System (“LMS”). Employees are also periodically assigned professional skills training via the LMS. The Board of Directors receives on-site training in these areas as well as through the LMS. Additional Cybersecurity and Information Security updates and reminders are provided periodically throughout the year.

The Company provides in-person training to employees on topics such as Cybersecurity, Enterprise Risk, Compliance, Technology, Strategic Planning, Goal Setting, and Employee Benefits. In addition, informal learning opportunities are available for employees such as attending Committee meetings to better understand the business, meeting with senior level staff and cross-training within their own department, as well as other departments of interest. To further their education, employees are encouraged to attend external business-related training seminars, conferences, and networking opportunities, which are paid for by the Company.

In 2023, the Company offered on-site training on its’ 401(k) plan’s features and available investments. A licensed investment advisor delivered the educational sessions in a group setting and also provided one-on-one sessions for those who requested individualized guidance.

Formal Management Skills training was conducted in 2023 for those employees who were newly promoted, those seeking to be promoted, and those who were interested in a refresher on the guiding principles of management. The training was conducted by the American Management Association on-site at the Company headquarters over four days. In addition, onsite Conflict Management training was also conducted by the American Management Association over two days in a continued effort to build upon this Management Training Series. This training series will further support the development of employees.

The Company continues to utilize the Employee Career Path Program that it implemented in 2022 to empower employees to have direct input over their career path. The employee and their manager meet one-on-one to define a pathway for learning and career progression. They have regular check-ins throughout the year to ensure the employee is on track to accomplish the goals identified. A template is provided to the manager by Human Resources so both the manager and employee have the opportunity to document the goals they establish together, identify strengths, and areas for development, as well as document their next meeting dates. The program allows for clear and consistent communication throughout the process. In 2023, the Company implemented the Individual Career and Performance Goals Program as part of the New Hire Onboarding process to assist new hires and their managers in creating an open dialogue regarding their career and performance goals from the onset of their tenure.

In 2023, the Company conducted on-site Harassment Prevention and Diversity, Equity and Inclusion (DE&I) training to the Board of Directors and to all Company employees. The employee training consisted of separate manager and staff sessions. This training will be a continued focus going forward to maintain a professional and respectful working environment.

The Company has an Employee Engagement Committee (“EEC”) comprised of employees from many different departments who organize events to support community-based functions, employee interests, educational sessions around different cultures, and volunteerism, among other activities. A number of educational lunch and learn sessions were presented to employees in 2023 on various business activities in which the Company engages. These sessions were well received by the employees and the EEC plans on delivering additional sessions in 2024.

Environmental, Social and Governance (ESG)

In 2022 the Company formalized its ESG initiative and established the ESG Working Group. This cross-functional team comprising of representatives from across the Company reports to the Corporate Governance and Nominating Committee, under the oversight of the Board of Directors. The ESG Working Group is responsible for (a) overseeing the Company’s efforts to identify and mitigate current and emerging ESG-related matters that may affect the business, operations, performance or public image of the Company, and progression of the Company’s overall ESG strategy; (b) evaluating and reporting on the Company’s overall ESG-related performance; and (c) overseeing the performance of personnel dedicated to each of the Company’s priority ESG topics.

During 2023, the Company partnered with a sustainability consultant in the execution of its ESG initiative. This included identifying ESG priorities through an analysis of industry trends, regulations, and feedback from internal stakeholder interviews and members of the ESG Working Group. The Company has also built out a governance structure and outlined an ESG roadmap. Moving forward, the ESG Working Group will lead the Company in implementing the ESG strategy, including specific programs and initiatives on priority ESG topic areas. Related progress and performance measurement will be highlighted in future public reporting.

Safety, Health and Welfare

The safety, health and wellness of our employees is a top priority. During the COVID-19 pandemic, the Company continued to responsibly serve the needs of its customers while prioritizing the health and safety of employees. The Company continues to monitor current law and guidance on COVID-19, and the Human Resources Department works closely with the employees to assist and provide accurate information.

Employee Wellness

The wellness of our employees is a priority. In 2023, the Company partnered with a corporate provider of fitness and wellness services. This benefit offers a wide range of workout activities and applications which offer activities like meditation, nutrition, therapy, and one-on-one sessions online. This membership is subsidized by the Company for the employees and has been well received. Additionally, the Company receives an annual reimbursement for a wellness initiative of the Company’s choosing from our healthcare benefits provider.

Subsidiaries

Metropolitan Commercial Bank is the sole subsidiary of Metropolitan Bank Holding Corp. and there are no significant subsidiaries of Metropolitan Commercial Bank.

Federal, State and Local Taxation

The following is a general description of material tax matters and does not purport to be a comprehensive review of the tax rules applicable to the Company.

For federal income tax purposes, the Company files a consolidated income tax return on a calendar year basis using the accrual method of accounting. The Company is subject to federal income taxation in the same manner as other corporations. For its 2023 taxable year, the Company is subject to a maximum Federal income tax rate of 21%.

The Company is subject to California, Connecticut, Kentucky, Massachusetts, New Jersey, New York State, New York City, and Tennessee income taxes on a consolidated basis. The Bank is subject to Alabama, Florida, and Missouri income taxes on a separate company basis.

The Inflation Reduction Act of 2022 was signed into law on August 16, 2022. The Act includes provisions that extend the expanded Affordable Care Act health plan premium assistance program through 2025, impose an excise tax on stock buybacks, increase funding for IRS tax enforcement, expand energy incentives, and impose a corporate minimum tax. See Part I, Item 1A. “Risk Factors—Risks Relating Related to Laws and Regulations and Their Enforcement—Legislative and regulatory actions may increase the Company’s costs and impact its business, governance structure, financial condition or results of operations.”

Regulation

General

The Bank is a commercial bank organized under the laws of the state of New York. It is a member of the Federal Reserve System and its deposits are insured under the DIF of the FDIC up to applicable legal limits. The lending, investment, deposit-taking, and other business authority of the Company is governed primarily by state and federal law and regulations and the Company is prohibited from engaging in any operations not authorized by such laws and regulations. The Company is subject to extensive regulation, supervision and examination by, and the enforcement authority of, the NYSDFS and FRB, and to a lesser extent by the FDIC, as its deposit insurer. The Company is also subject to federal financial consumer protection and fair lending laws and regulations of the CFPB, though, because it has less than $10 billion in total consolidated assets, the FRB and NYSDFS are responsible for examining and supervising the Company’s compliance with these laws. The regulatory structure establishes a comprehensive framework which defines the activities in which a state member bank may engage and is primarily intended for the protection of depositors, customers and the DIF. The regulatory structure gives the regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

The Company is a bank holding company, due to its control of the Bank, and is therefore subject to the requirements of the BHC Act, and regulation and supervision by the FRB. The Company files reports with and is subject to periodic examination by the FRB.

Any change in the laws and regulations applicable to the Company and the Bank could have a material adverse impact on their operations and the Company’s stockholders.

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

Regulation of the Bank

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

Federal Deposit Insurance

Deposit accounts at the Bank are insured up to applicable legal limits by the FDIC’s DIF. Effective July 22, 2010, the Dodd-Frank Act permanently raised the basic deposit insurance available on all deposit accounts to $250,000.

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

Capitalization

The FRB regulations require state member banks to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans or loans on non-accrual status and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The Company’s minimum required capital conservation buffer was at 2.5% of risk-weighted assets at December 31, 2023. See Part II, Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations―Regulation” for a summary of the Company’s capital ratios.

As a result of the Economic Growth Act, banking regulatory agencies adopted a revised definition of “well capitalized” for eligible financial institutions and holding companies with assets of less than $10 billion (a “Qualifying Community Bank”). The new rule establishes a community bank leverage ratio (“CBLR”) equal to the tangible equity capital divided by the average total consolidated assets. Regulators have established the CBLR to be set at 8.5% through calendar year 2021 and 9% thereafter. The CARES Act, signed into law in response to the COVID-19 pandemic, temporarily reduced the CBLR to 8%. The Company did not elect to be governed by the CBLR framework and at December 31, 2023, the Company’s capital exceeded all applicable requirements.

Safety and Soundness Standards

Each federal banking agency, including the FRB, has adopted guidelines establishing general standards relating to, among other things, internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and information security standards. In general, the guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired, and require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. The FRB also has issued guidance on risks banks may face from third-party relationships (e.g., relationships under which the third-party provides services to the bank). The guidance generally requires the Company to perform adequate due diligence on the third-party, appropriately document the relationship, and perform adequate oversight and auditing, in order to limit the risks to the Company.

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

Under the prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. The Bank was well capitalized at December 31, 2023.

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

Community Reinvestment Act and Fair Lending Laws

Federal Regulation

Under the CRA, the Company has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FRB to assess the Company’s record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Company. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching or merger) proposals and may be the basis for approving, denying or conditioning the approval of an application. The latest FRB CRA rating received by the Company was “Satisfactory” for the examination conducted in 2022.

New York State Regulation

The Company is also subject to provisions of the New York State Banking Law that impose continuing and affirmative obligations upon a banking institution organized in New York State to serve the credit needs of its local community. Such obligations are substantially similar to those imposed by the CRA. The latest NYSDFS CRA rating received by the Company was “Satisfactory” for the examination conducted in 2022.

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

The operations of the Company are further subject to:

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

Holding Company Regulation

The Company, as a bank holding company controlling the Bank, is subject to regulation and supervision by the FRB under the BHC Act. The Company is periodically examined by and required to submit reports to the FRB and must comply with the FRB’s rules and regulations. Among other things, the FRB has authority to restrict activities by a bank holding company that are deemed to pose a serious risk to the subsidiary bank.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Company has policies, procedures and systems designed to comply with these regulations, and it reviews and documents such policies, procedures and systems to monitor its compliance with these regulations.

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

At December 31, 2023, $5.6 billion, or 99.7% of total loans, consisted of CRE and C&I loans. These portfolios have grown in recent years and the Company intends to continue to emphasize these types of lending. The Company lends against a variety of asset classes, including skilled nursing facilities, healthcare, multi-family, office, hospitality, mixed use, retail, and warehouse. CRE, including multi-family real estate, and commercial loans are often larger and involve greater risks than other types of loans since payments on such loans are often dependent on the successful operation or development of the property or business involved. A downturn in the real estate market and/or a challenging business and economic environment may increase the Company’s risk related to CRE, multi-family real estate and commercial loans. If the cash flows from business operations of our customers is reduced, the borrower may be unable to repay the loan according to the contractual terms of the loan agreement. Further, due to the larger average size of such loans and that they are secured by collateral that is generally less readily-marketable as compared with other loan types, losses incurred on a small number of such loans could have a material adverse impact on the Company’s financial condition and results of operations. If we foreclose on these loans, our holding period for the collateral typically is longer than for a single or multi-family residential property because there are fewer potential purchasers of the collateral.

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

The determination of the appropriate level of allowance is subject to judgment and requires the Company to make significant estimates of current credit risks and future trends, all of which are subject to material changes. In estimating the allowance, the Company relies on models and economic forecasts developed by external parties as the primary driver of the allowance. These models and forecasts are based on nationwide sets of data. Economic forecasts can change significantly over an economic cycle and have a significant level of uncertainty associated with them. The performance of the models is dependent on the variables used in the models being reasonable predictors for the loan portfolio’s performance, however, these variables may not capture all sources of risk within the loan portfolio.

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

Multi-family and mixed-use loans generally involve a greater risk than one- to-four family residential loans because of legislation and government regulations involving rent control and rent stabilization, which are outside the control of the borrower or the Company, and could impair the value of the security for the loan or the future cash flows of such properties. As a result of these restrictions, it is possible that rental income on certain rent-regulated properties might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, etc.). At December 31, 2023, the Company has $174.9 million of New York City rent-regulated stabilized multi-family loans, which had a weighted-average LTV of 45.4% at the date of the most recent appraisal, and a weighted average debt coverage ratio of 2.5x.

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

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as rising inflation decreases the value of money. As a result of sustained inflationary pressures, the Federal Reserve Board has raised certain benchmark interest rates several times and has previously indicated its willingness to continue to maintain increased interest rates if needed to further combat inflation. As discussed below under “—Risks Related to Market Interest

Rates—Interest rate shifts may reduce net interest income and otherwise negatively impact the Company’s financial condition and results of operation.” Inflationary conditions and rising market interest rates may lead to declines in the value of our investment securities, particularly those with longer maturities, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Sustained higher interest rates administered by the Federal Reserve to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

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

In 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there has been substantial market disruption and indications that deposit concerns could spread within the banking industry, leading to deposit outflows and other destabilizing results that could adversely affect the Company’s business, financial condition and results of operations.

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

The Company’s securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. During the year ended December 31, 2023, we reported an other comprehensive gain of $11.1 million related to net changes in unrealized losses in the AFS securities portfolio. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand.

Changes in the estimated fair value of securities may reduce stockholders’ equity and net income.

At December 31, 2023, we had AFS securities with an amortized cost of $539.0 million and a fair value of $461.2 million. The estimated fair value of the AFS securities portfolio may change depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the AFS securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). At December 31, 2023, we reported an accumulated other comprehensive loss of $54.7 million, net of tax, related to net changes in unrealized losses in the AFS securities portfolio, which negatively impacted stockholders’ equity, as well as book value per common share.

Risks Related to the Company’s Operations

A failure in the Company’s operational and/or information systems or infrastructure, or those of third parties, including cyber-attacks, could impair the Company’s liquidity, disrupt its businesses, result in the unauthorized disclosure of confidential information, damage its reputation, and cause financial losses.

The Company relies upon operational and information systems, some of which are managed by third parties, to process, transmit and store electronic information and to manage or support a variety of our business processes, activities and products. Additionally, we collect and store sensitive data, including the personally identifiable information of our customers and employees, in data centers and on information systems (including systems that may be controlled or maintained by third parties). The Company’s business, and in particular, the debit card and cash management solutions business and global payments business, is dependent on its ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets. These transactions, as well as the information technology services provided to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth and geographical reach of the Company’s client base, developing and maintaining its operational and information systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts.

Although the Company continues to take protective measures to maintain the confidentiality, integrity and security of our operational and information systems and infrastructure, the techniques used in cyberattacks are becoming increasingly diverse and sophisticated. For example, the Company’s operational and information systems or infrastructure, or those of our third-party providers, may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, disruptions of service, computer viruses or other malicious code, cyberattacks and other incidents that could create a cybersecurity event, any of which could remain undetected for an extended period of time. Furthermore, the Company may not be able to ensure that all of its clients, suppliers, counterparties and other third parties have appropriate controls in place to protect themselves from cyberattacks or to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. Given the increasingly high volume of transactions, certain errors may be repeated or compounded before they can be discovered and rectified. In addition, the increasing reliance on information systems, and the occurrence and potential adverse impact of attacks on such systems, both generally and in the financial services industry, have encouraged increased government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats and incidents. As these threats, incidents and government and regulatory oversight of associated risks continue to evolve, the Company may be required to expend additional resources to enhance or expand upon the security measures it currently maintains. Although the Company has developed, and continues to invest in, systems and processes that are designed to detect and prevent security breaches and cyberattacks, a breach of its systems and global payments infrastructure or those of our non-bank financial service partners and processors could result in: losses to the Company and its customers; loss of business and/or customers; damage to its reputation; the incurrence of additional expenses (including the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to its business; an inability to grow its online services or other businesses; additional regulatory scrutiny or penalties; and/or exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on the Company’s business, financial condition and results of operations. We have not encountered cybersecurity threats or incidents that have materially and adversely affected, or are reasonably likely to materially and adversely affect, the Company’s business, results of operations or financial condition; however, the impacts of such threats or incidents in the future may be material.

While the Company maintains cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. For information on our cybersecurity risk management, strategy and governance, see Part I, Item 1C., “Cybersecurity.”

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The Company’s future success will depend in part upon its ability to address the needs of its clients by using technology to provide products and services that will satisfy client demands for convenience as well as provide secure electronic environments and create additional efficiencies as it continues to grow and expand its market area. The Company continuously monitors its operational and technological capabilities and makes modifications and improvements as it deems appropriate. Many of the Company’s larger competitors have substantially greater resources to invest in operational and technological infrastructure. As a result, competitors may be able to offer more convenient products and services than the Company, which would put it at a competitive disadvantage.

The Company also outsources some of its operational and technological infrastructure to third parties. If these third-party service providers experience difficulties, fail to comply with banking regulations or terminate their services and if the Company is unable to replace them with other service providers, its operations could be interrupted. If an interruption were to continue for a significant period of time, its business, financial condition and results of operations could be adversely affected, perhaps materially. Even if the Company were able to replace the third-party providers, it may be at a higher cost, which could adversely affect its business, financial condition and results of operations.

We may undertake initiatives meant to expand our digital capabilities or elect to improve and update our information technology systems. The failure to achieve the goals of any such improvements, updates or initiatives, the inability to maintain anticipated expenses, or delays in executing our plans may materially adversely affect our business, financial condition, or results of operation.

Due to the Company’s dependence on information technology systems and the important role they play in our business operations, we must constantly improve and update our information technology infrastructure, which can require significant resources. In addition, the Company may decide to undertake initiatives that are intended to improve, among other things, the scalability of our information systems, increase the Company’s data mining abilities, improve payment processing capabilities and enhance our customers’ experience. We may not succeed in executing any of these improvements, updates or initiatives, may fail to properly estimate the costs of such improvements, updates or initiatives, or may experience delays in executing our plans, any of which may in turn cause the Company to incur costs that exceed our expectations or disrupt our operations, including our technological services to our customers, or otherwise adversely affect our business, financial condition or results of operations. To the extent that these disruptions persist over time and/or recur, this could negatively impact our competitive position, require additional expenditures, or harm our relationships with our customers and thus may materially and adversely affect our business, financial condition, or results of operations.

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

Liquidity is essential to the Company’s business. The Company relies on its ability to generate deposits and effectively manage the repayment and maturity schedules of loans and investments to ensure that there is adequate liquidity to fund its operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. The Company’s most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff, which are strongly influenced by such external factors as the direction of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the supply of deposits may be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the FRB or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, the Company would lose a relatively low-cost source of funds, which would increase its funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity.

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and borrowings from the FHLB of New York. The Company also has an available line of credit with the FRBNY discount window. The Company may also borrow funds from third-party lenders, such as other financial institutions. The Company’s access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of the Company’s business activity as a result of a downturn in markets or by one or more adverse regulatory actions against the Company.

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

The Company handles a substantial volume of customer and other financial transactions every day. Its financial, accounting, data processing, check processing, electronic funds transfer, loan processing, online and mobile banking, automated teller machines, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond its control, including major infrastructure outages, natural disasters or events arising from local or larger scale political or social matters, including terrorist acts, pandemics, and cyberattacks. Operational risk exposures could adversely impact the Company’s results of operations, liquidity and financial condition, and cause reputational harm.

Additionally, global markets may be adversely affected by natural disasters, the emergence of widespread health emergencies or pandemics, cyberattacks, military conflict, terrorism, or other geopolitical events. Global market disruptions may affect the Company’s liquidity. Also, any sudden or prolonged market downturn in the United States or abroad, as a result of the above factors or otherwise could result in a decline in revenue and adversely affect the Company’s results of operations and financial condition, including capital and liquidity levels.

Climate change could adversely affect our business, affect client activity levels and damage the Company’s reputation.

Concerns over the long-term impacts of climate change have led, and will continue to lead, to governmental efforts around the world to mitigate those impacts. Consumers and businesses are also changing their behavior and business preferences as a result of these concerns. New governmental regulations or guidance relating to climate change, as well as changes in consumers’ and businesses’ behaviors and business preferences, may affect whether and on what terms and conditions we will engage in certain activities or offer certain products or services. The governmental and supervisory focus on climate change could also result in the Company becoming subject to new or heightened regulatory requirements, such as requirements relating to operational resiliency or stress testing for various climate stress scenarios. Any such new or heightened requirements could result in increased regulatory, compliance or other costs or higher capital requirements. In connection with the transition to a low carbon economy, legislative or public policy changes and changes in consumer sentiment could negatively impact the businesses and financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients. Our business, reputation and ability to attract and retain employees may also be harmed if our response to climate change is perceived to be ineffective or insufficient.

Furthermore, the long-term impacts of climate change may have a negative impact on our customers and their businesses. Physical risks include extreme storms or wildfires that damage or destroy property and inventory securing loans we make, or may interrupt our customer’s business operations, putting them in financial difficulty, and increasing the risk of default.

Our customers are also facing changes in energy and commodity prices driven by climate change, as well as new regulatory requirements resulting in increased operational costs.

Global pandemics, or localized epidemics, could adversely affect the Company’s financial condition and results of operations.

Global pandemics, such as COVID-19, or localized epidemics, could have a significant adverse impact on our financial condition and results of operations and we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy worsens, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our ACL may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; our cybersecurity risks may increase if a significant number of our employees are forced to work remotely; and FDIC premiums may increase if the agency experiences additional resolution costs.

Risks Related to the Company’s Global Payments Business

The exit from all of the Company’s BaaS relationships may cost more than anticipated and may subject us to additional risk.

In early 2024, the Company decided to exit all BaaS relationships. There are substantial risks and uncertainties associated with these efforts. Deposit accounts acquired through these relationships totaled $781 million, or 13.6% of total deposits, at December 31, 2023. If we cannot replace such deposits, we may be required to seek alternative and potentially higher rate funding sources as compared to the existing relationships, which could adversely affect our results of operations. We expect to incur a number of other costs associated with the exit from all of our BaaS relationships through at least the end of 2024, including those related to notifying customers and other interested parties of our decision to exit such relationships, and our results of operations could be adversely impacted in future periods if this exit takes significantly longer than anticipated, if we incur additional, unanticipated costs, or if we face litigation related to the exit. Failure to successfully manage any of these or other risks while exiting these BaaS relationships could have a material adverse effect on our business, financial condition and results of operations. See Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events.”

Regulatory scrutiny of non-bank financial service solutions and related technology considerations has recently increased.

We provide global payments infrastructure access to our non-bank financial service partners, which includes serving as an issuing bank for third-party managed prepaid and debit card programs nationwide and providing other financial services infrastructure, including cash settlement and custodian deposit services. Recently, federal bank regulators have increasingly focused on the risks related to bank and non-bank financial service company partnerships, raising concerns regarding risk management, oversight, internal controls, information security, change management, and information technology operational resilience. This focus is demonstrated by recent regulatory enforcement actions against banks that have allegedly not adequately addressed these concerns while growing their non-bank financial service offerings. Additionally, there are ongoing investigations by federal and state governmental entities concerning a prepaid debit card product program that was offered by the Company through an independent program manager. We could be subject to additional regulatory scrutiny with respect to that portion of our business that could have a material adverse effect on the business, financial condition, results of operations and growth prospects of the Company. See “—Risks Related to Laws and Regulation and Their Enforcement―The Company and the Bank’s business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment and the laws and regulations that govern it.”

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

We derive a percentage of our deposits from deposit accounts generated through our relationships with non-bank financial service companies.

Deposit accounts acquired through these relationships totaled $781 million, or 13.6% of total deposits, at December 31, 2023. We provide oversight over these relationships, which must meet all internal and regulatory requirements. We may exit relationships where such requirements are not met or be required by our regulators to exit such relationships. Also, our partner(s) could terminate a relationship with us for many reasons, including being able to obtain better terms from another provider or dissatisfaction with the level or quality of our services. If a relationship were to be terminated, it could materially reduce our deposits and impact our liquidity. If we cannot replace such deposits, we may be required to seek alternative and potentially higher rate funding sources as compared to the existing relationship resulting in an increase in interest expense. We may also find it necessary to sell securities or other assets to meet funding needs, which could result in realized losses.

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

Issuers of prepaid and debit cards and other companies have suffered significant losses in recent years with respect to the theft of cardholder data that has been illegally exploited for personal gain. The theft of such information is regularly reported and affects individuals and businesses. Losses from various types of fraud have been substantial for certain card industry participants. The Bank in many cases has indemnification agreements with third parties; however, such indemnifications may not fully cover losses. As previously disclosed, there have been and continue to be ongoing investigations by governmental entities concerning a prepaid debit card product program that was offered by GPG, and the Bank entered into separate consensual resolutions with each of the FRB and the NYSDFS with respect to their investigations, each of which is now closed as a result of the respective orders. Additional enforcement or other actions arising out of the prepaid debit card program in question could have a materially adverse effect on the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations. See “—Risks related to Laws and Regulation and Their Enforcement—The Company and the Bank’s business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment and the laws and regulations that govern it.” and Part I, Item 3. “Legal Proceedings.”

A portion of the Company’s business provided banking services to digital currency businesses and their customers, and changes in the digital currency industry or the digital currency businesses we provided services to may have adversely affected our growth and profitability or damaged our reputation.

The Company provided cash management solutions to digital currency businesses and their customers. In 2023, the Company announced that it was fully exiting its digital currency business. This decision followed a careful review by the Board of Directors and management and reflected recent developments in the crypto-asset industry, material changes in the regulatory environment regarding banks’ involvement in digital currency business, and a strategic assessment of the business case for the Company’s further involvement at this time. Aside from related low cost deposit outflows, there was minimal financial impact from the exit of this business. See Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events.”

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

The Company’s market area contains not only a large number of community and regional banks, but also a significant presence of the country’s largest commercial banks and a growing presence of non-bank financial services companies. The Company competes with other state and national financial institutions, savings and loan associations, savings banks, credit unions and other companies offering financial services. Some of these competitors have a longer history of successful operations nationally and in the New York market area, greater ties to businesses, more expansive banking relationships, more established depositor bases, fewer regulatory constraints, better technology, and lower cost structures than the Company does. Competitors with greater resources may possess an advantage through their ability to maintain numerous banking locations in more convenient sites, conduct more extensive promotional and advertising campaigns, or operate a more developed technology platform. Due to their size, many competitors may offer a broader range of products and services, as well as better pricing for certain products and services than the Company can offer. Further, increased competition among financial services companies due to the continued consolidation of financial institutions may adversely affect the Company’s ability to market its products and services.

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

Uncertainty in the development, deployment, use and regulation of artificial intelligence could subject us to additional risks.

As with many innovations, artificial intelligence (“AI”) presents risks and challenges that could adversely impact our business or our customers. The development, adoption, and use case for generative AI technologies are still in their early stages and may be ineffective or inadequate. AI development or deployment practices by the Company, our customers, or third-party developers or vendors could result in unintended consequences. For example, AI algorithms could be flawed or may be based on datasets that are biased or insufficient. There also may be real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the use and deployment of AI. In addition, third parties may deploy AI technologies in a manner that reduces customer demand for our business or financial products and services. Any of the foregoing may result in decreased demand for our products, harm to our business, results of operations or reputation, or a negative impact on our customers and their business.

The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity, and privacy and data protection. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or reputational harm.

Risks Related to Accounting Matters

Changes in accounting standards could materially impact the Company’s financial statements.

From time to time, the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. In addition, the bodies that interpret the accounting standards (such as banking regulators, or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond the Company’s control, can be hard to predict, and can materially impact how it records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in it needing to revise or restate prior period financial statements. For more information on changes in accounting standards, see “NOTE 3 — SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS” to the Company’s consolidated financial statements in this Form 10-K.

Risks Related to Laws and Regulation and Their Enforcement

The Company and the Bank’s business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment and the laws and regulations that govern it.

The Company and the Bank are subject to extensive examination, supervision and comprehensive regulation by various federal and state agencies that govern almost all aspects of their operations. These laws and regulations are not intended to protect the Company’s stockholders. Rather, these laws and regulations are intended to protect customers, depositors, the DIF and the overall financial stability of the U.S. economy. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which the Company or the Bank can engage, limit the dividend or distributions that the Bank can pay to the Company, restrict the ability of institutions to guarantee the Company’s debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in capital than GAAP would require.  For further discussion see Part I, Item 1. “Business—Regulation of the Bank—Capitalization” and “Business—Holding Company Regulation.”

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

The Dodd-Frank Act, among other things, imposed higher capital requirements on bank holding companies and changed the rules regarding FDIC insurance premiums. Compliance costs with the Dodd-Frank Act and its implementing regulations has and will continue to result in additional operating and compliance burdens that could have a material adverse effect on the business, financial condition, results of operations and growth prospects of the Company.

Additionally, there have been and continue to be ongoing investigations by governmental entities concerning a prepaid debit card product program that was offered by GPG. As previously disclosed, the Bank entered into (i) an Order to Cease and Desist and Order of Assessment of a Civil Money Penalty Issued Upon Consent with the FRB (the “FRB Consent Order”), effective October 16, 2023, and (ii) a Consent Order with the NYSDFS (the “NYSDFS Consent Order”), effective October 18, 2023. The FRB Consent Order and NYSDFS Consent Order constitute separate consensual resolutions with each of the FRB and the NYSDFS with respect to their investigations, each of which is now closed as a result of such order.

The FRB Consent Order provided for a civil money penalty of $14.5 million and requires the Bank’s Board of Directors to submit a plan to further strengthen board oversight of the management and operations of GPG and the Bank to develop, among other things, a written plan to enhance the Bank’s customer identification program, a plan to improve the Bank’s customer due diligence program and a plan to enhance the Bank’s third party risk management program. The NYSDFS Consent Order provided for a civil money penalty of $15.0 million and requires the Bank to provide certain information regarding the Bank’s program to supervise third-party program managers and various status reports regarding certain compliance-related matters in connection with the Bank’s oversight of third-party program managers of the Bank’s prepaid debit card program. The Company fully reserved the foregoing amounts payable to the FRB and NYSDFS through a regulatory settlement reserve in 2022 and 2023. For further discussion see Part I, Item 3., “Legal Proceedings.”

Additional enforcement or other actions arising out of the prepaid debit card program or otherwise could have a materially adverse effect on the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations. In early 2024, the Company decided to exit all BaaS relationships. See Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events.”

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

The USA PATRIOT Act and the BSA require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company believes that a strong cybersecurity program is vital to effective cybersecurity risk management. The Company recognizes the importance of developing, implementing, and maintaining robust cybersecurity measures to help safeguard sensitive information and its business operations, and to protect the confidentiality, integrity, and availability of its information systems and the nonpublic information transmitted, processed and stored on its systems or those of third-party service providers.

Managing Material Risks & Integrated Overall Risk Management

The Company has integrated cybersecurity risk management into its broader risk management framework in order to promote a culture that values protecting sensitive information. This integration is intended to promote the inclusion of cybersecurity considerations in decision-making processes throughout the Company. As the operating company, the Bank’s general risk management personnel, including the Chief Risk Officer (“CRO”), work closely with their information technology and security counterparts to evaluate and address cybersecurity threats in alignment with our business objectives and operational needs.

The Company also maintains a system-wide information systems security program that applies to all employees. All employees are expected to assist in safeguarding the Company’s information systems and to assist in the discovery and reporting of cybersecurity incidents. This Company-wide program is intended to identify and assess internal and external cyber and information security risks that may threaten the security or integrity of nonpublic information stored on the Company’s information systems or those of third-party providers from unauthorized access, use or other malicious acts.

The Board of Directors is responsible for overseeing the Company’s cybersecurity program. The Board of Directors has established oversight mechanisms that are intended to promote effective governance in managing risks associated with cybersecurity threats because it recognizes the significance of these threats to the Company’s operational integrity and the information stored on the Company’s information systems or those of third-party service providers. See “—Governance—Board of Directors Oversight.”

Engage Third-parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, the Company engages with a range of external experts from time to time, including cybersecurity assessors, risk management professionals, and other consultants, in evaluating and testing our risk management systems. We also engage third-party services on an ongoing basis to conduct independent audits of our risk management systems. These engagements enable us to leverage specialized knowledge and insights and assist the Company with its goal of maintaining cybersecurity strategies and processes that are consistent with industry best practices. Our collaboration with these third-parties includes table top exercises, penetration testing and other cyber-support services.

Oversee Third-party Risk

Because the Company is aware of the risks associated with third-party service providers, the Company has implemented policies and processes to oversee and assist with managing these risks. The Company’s Third-Party Risk Management Officer (the “TPRM”) conducts security and risk assessments of all third-party providers before engagement and monitors these third-party providers on an ongoing basis to assess each provider’s compliance with the Company’s cybersecurity standards, which are intended to be commensurate with the level of risk and complexity of the relationship with, and the activities performed by, a given provider engaged by the Company. In addition, the TPRM conducts an annual risk assessment of any third-party provider that provides critical services to the Company or has access to customers’ protected data. This approach is designed to help identify and mitigate risks related to data breaches or other cybersecurity incidents originating from third-parties in order to better protect our customers’ personally identifiable information and the Company’s assets and data.

Risks from Cybersecurity Threats

We have not encountered cybersecurity threats or incidents that have materially and adversely affected, or are reasonably likely to materially and adversely affect, the Company’s business strategy, results of operations or financial condition. Notwithstanding the defensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While the Company maintains cybersecurity insurance, the costs related to cybersecurity threats, incidents or disruptions may not be fully insured. For more information regarding the risks we face from cybersecurity threats, see Part I, Item 1A., “Risk Factors—Risks Related to the Company’s Operations—A failure in the Company’s operation and/or information systems or infrastructure, or those of third parties, including cyber-attacks, could impair the Company’s liquidity, disrupt its businesses, result in the unauthorized disclosure of confidential information, damage its reputation, and cause financial losses.”

Governance

Board of Directors Oversight

The Board of Directors is responsible for overseeing the Company’s cybersecurity program. In connection with carrying out these oversight responsibilities, the Board of Directors delegated certain matters to the Technology Committee (the “Technology Committee”) of the Board of Directors. The Technology Committee is central to the Board of Directors’ oversight of cybersecurity risks and is responsible for assisting the Board of Directors in its oversight of technology and innovation strategies, as well as developing plans related to information systems and cybersecurity. The Technology Committee meets at least quarterly and is composed of three board members with diverse skills and experience, including risk management, technology, and finance, which the Board of Directors considers to be helpful in overseeing cybersecurity risks. The Technology Committee reports quarterly (and more frequently if necessary) to the Board of Directors on the activities of the Technology Committee since its last report, including material developments with respect to the risks from cybersecurity threats.

One of the primary responsibilities of the Technology Committee is to review reports submitted by the Chief Information Security Officer (the “CISO”) of the Company, the Company’s Chief Digital Officer (the “CDO”), the CRO, and other officers or employees regarding cybersecurity threats and incidents in order to assist in coordinating prevention and mitigation efforts. In addition, the Technology Committee conducts an annual review of its own performance and the Company’s cybersecurity-related expenditures to identify areas for potential improvement that could benefit the cybersecurity program of the Company.

The Technology Committee also participates in strategic decisions by the Board of Directors by offering recommendations regarding significant investments or initiatives that could impact the Company’s cybersecurity. This involvement is meant to promote the integration of cybersecurity considerations into the broader strategic objectives of the Company by helping the Board of Directors remain aware of the role information security has in the Company’s broader risk management framework.

Reporting to Board of Directors

The CISO provides management, the Technology Committee and the Board of Directors with information regarding the Company’s cybersecurity program and potential cybersecurity threats or incidents. In addition, the CISO is empowered to escalate material cybersecurity threats or incidents and strategic risk management decisions to the Board of Directors so that they can provide appropriate oversight and guidance on these critical cybersecurity issues within the context of the Company’s overall strategic objectives and business operations. Management, the CDO, the CRO, and the Incident Management Team (the “IMT”) are also required to report cybersecurity threats and incidents to the Technology Committee and/or the Board of Directors, as applicable.

Management’s Role Managing Risk

The Company’s Enterprise Risk Management Committee (the “ERM”), an interdepartmental, management-level committee, meets at least quarterly and is responsible for ensuring that the Company has appropriate policies and procedures in place to help identify, measure, monitor and control potentially significant business risks. In connection with these responsibilities, the ERM receives quarterly risk and control self-assessments and action plans for risk remediation, if required, to reduce residual risks. This includes information security action plans from the CISO, the CDO, and/or other key stakeholders. The incorporation of these reports into the ERM’s meetings is intended to promote the inclusion of cybersecurity considerations in the risk management decision-making processes throughout the Company.

The Information Technology Steering Committee (the “IT Steering Committee”) meets at least quarterly and is composed of sixteen members of management, including the CDO, the CRO and the CISO. The IT Steering Committee oversees information technology matters at the Company, including the implementation of all cybersecurity policies, standards, guidelines and procedures. The responsibilities of the IT Steering Committee include, among other things, updating the Company’s information technology policies, reviewing the architecture of the Company’s information system infrastructure and monitoring the progress of any significant hardware or software updates or installation. In addition, the IT Steering Committee provides quarterly reports to the Board of Directors regarding any information-technology-related matters that, in the opinion of the IT Steering Committee, should be brought to the attention of the Board of Directors of the Company.

The CISO plays an important role in the prevention, detection, mitigation, and remediation of cybersecurity incidents and in informing management, the Technology Committee and the Board of Directors on cybersecurity risks and issues. The CISO provides quarterly briefings to the Technology Committee on any significant information security issues, relevant cybersecurity metrics and the status of the Company’s security-related strategic initiatives. The CISO also provides mid-year and annual reports to the full Board of Directors of the Company regarding the state of the Company’s information security program. The annual reports encompass a broad range of topics, including:

●	Confidentiality of nonpublic information and the integrity and security of the Company’s information systems;
●	Cybersecurity policies and procedures;
●	Material cybersecurity risks;
●	Effectiveness of our cybersecurity program; and
●	Any material cybersecurity incidents.

In addition to these scheduled meetings, the Technology Committee, the CISO, the CDO, the CRO, and other members of management maintain ongoing dialogues with respect to emerging or potential cybersecurity threats. The Technology Committee also receives reports and updates from management regarding significant cybersecurity developments so that the Board of Directors can be promptly notified, as and when appropriate, of any threats or incidents as well as management’s proposed responses.

Risk Management Personnel

The Company’s CISO has extensive experience in the field of cybersecurity and is responsible for managing the Company’s cybersecurity risks and ensuring that the Company’s security posture is aligned with its business objectives. Our CISO’s technical and business experience is helpful for developing and executing our cybersecurity strategies. The CISO helps to oversee the Company’s information security policies and programs, perform risk and vulnerability assessments of the Company’s information systems, and coordinate responses to cybersecurity incidents in conjunction with the CDO, the Company’s Incident Response Team (the “IRT”), the IMT and management.

The Company’s CDO has extensive experience in establishing and maintaining scalable and secure technology systems and is responsible for maintaining the Company’s various digital platforms. Our CDO worked in various systems, information technology and digital managerial roles at a global financial and investment firm prior to joining the Company. Our CDO’s technical and managerial experience is helpful for developing and executing our cybersecurity strategies. The CDO helps to oversee the Company’s efforts to improve its system’s capabilities, reliability, scalability and security.

The Company’s CRO is responsible for identifying, controlling and mitigating risks that could impact the Company’s operations. Our CRO’s decades of experience managing the various risks faced by financial institutions is helpful for developing and executing our cybersecurity strategies in a manner that is aligned with the overall risk management framework of the Company.

If the Company is notified of a cybersecurity incident affecting the Company’s information systems, either by an employee, our defensive infrastructure, a regular system audit or another mechanism, the IRT, led by the CDO, will perform the technical functions required to analyze and contain such an incident, including, but not limited to, technical triage, in-depth analysis, technical mitigation and any necessary recovery actions. The IMT will be activated by the CISO, the CRO or another member of the team to assist in the response and evaluate the cybersecurity threat and coordinate the business decisions necessary to limit the impact of the cybersecurity incident during and after the response. The IMT will also perform similar functions if we detect or are alerted to a cybersecurity threat or incident involving a third-party service provider.

The Company’s Network and Cloud Administration is led by the CDO and is also responsible for managing security infrastructure and deploying, configuring, and managing various security solutions, tools and products to assist in safeguarding the Company’s information system infrastructure and operations.

Monitor Cybersecurity Incidents

The Technology Committee established the Information Technology and Information Security Working Group (the “IT/IS Working Group”), which is comprised of the CDO, the Head of Information Technology Infrastructure, the CISO, the Information Security Officer, the Information Security Assurance Program Manager and certain other members of the Company’s information technology engineering staff. The mission of the IT/IS Working Group is to foster the sharing of information among departments regarding existing and emerging threats and risks related to cybersecurity and related compliance issues in order to better integrate cybersecurity risk management and increase awareness of cybersecurity threats throughout the Company. This group meets on a weekly basis to discuss, among other things, vulnerability management, threat and risk analysis and the status of our continued enhancements to the Company’s information security infrastructure that are intended to further manage and mitigate future risks.

The CISO implements and oversees policies and processes for the regular monitoring of our information systems. This includes the deployment of additional security measures, including defensive infrastructure, and regular system audits to identify potential vulnerabilities. If the CISO, the IRT and/or management believe a cybersecurity incident is potentially material, the CISO, the CRO or another member of the team can convene the IMT to further assist in the Company’s remediation and response efforts. Following the remediation of the cybersecurity incident, the IRT and/or IMT will review the effectiveness and appropriateness of the Company’s response in order to identify and implement potential enhancements to the Company’s security infrastructure and the broader risk management framework.

Item 2.  Properties

The Company’s headquarters are located at 99 Park Avenue, New York, New York. The Company has six banking centers – four are in Manhattan, New York, one is in Brooklyn, New York and one is in Long Island, New York. As of December 31, 2023, each of the Company’s offices and banking centers are leased, except for its Brooklyn banking center located at 5102 13th Avenue, Brooklyn, which the Company owns.

We also lease a property in Florida that is utilized as a loan production office and a property in New Jersey that is utilized as an administrative office. In addition, we lease a property in Kentucky that is utilized as office space for GPG. All the leases on these properties expire at various dates through 2035.

The Company believes that current facilities at its offices and branches are adequate to meet its present and foreseeable needs.

Item 3.  Legal Proceedings

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

As previously disclosed, the Bank entered into (i) an Order to Cease and Desist and Order of Assessment of a Civil Money Penalty Issued Upon Consent with the FRB (the “FRB Consent Order”), effective October 16, 2023, and (ii) a Consent Order with the NYSDFS (the “NYSDFS Consent Order”), effective October 18, 2023. The FRB Consent Order and NYSDFS Consent Order constitute separate consensual resolutions with each of the FRB and the NYSDFS with respect to their investigations, each of which is now closed as a result of such order.

The FRB Consent Order provided for a civil money penalty of $14.5 million and requires the Bank’s Board of Directors to submit a plan to further strengthen board oversight of the management and operations of GPG and the Bank to develop, among other things, a written plan to enhance the Bank’s customer identification program, a plan to improve the Bank’s customer due diligence program and a plan to enhance the Bank’s third party risk management program. The NYSDFS Consent Order provided for a civil money penalty of $15.0 million and requires the Bank to provide certain information regarding the Bank’s program to supervise third-party program managers and various status reports regarding certain compliance-related matters in connection with the Bank’s oversight of third-party program managers of the Bank’s prepaid debit card program.

The Company reserved the foregoing amounts payable to the FRB and NYSDFS through a regulatory settlement reserve recorded in 2022 and 2023. Additional enforcement or other actions arising out of the prepaid debit card program in question, along with any other matters arising out of the foregoing program, could have a materially adverse effect on the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations. Since 2020, the Bank has been actively working to enhance its processes and procedures so as to more effectively and efficiently address the concerns that arose.

In addition to the matters described above, the Company is subject to various other pending and threatened legal actions relating to the conduct of its business activities, as well as inquiries and investigations from regulators, including but not limited to, the FRB and the NYSDFS. In the opinion of management, as of December 31, 2023, the ultimate aggregate liability, if any, arising out of any such other pending or threatened matters will not be material to the Company’s financial condition, results of operations, and liquidity.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock are traded on the New York Stock Exchange under the symbol “MCB”. The approximate number of holders of record of the Company’s common stock as of February 26, 2024 was 77. The Company’s common stock began trading on the New York Stock Exchange on November 8, 2017. The Company has not declared any dividends to date.

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

There were no sales of unregistered securities or repurchases of shares of common stock during the year ended December 31, 2023.

Performance Graph

The following graph compares, for the period from December 31, 2018 through December 31, 2023, the cumulative shareholder return (change in the stock price plus reinvested dividends) for the common stock of the Company with the cumulative return for the (i) Standard and Poor’s 500 (“S&P 500”) Index and (ii) KBW Bank Index. The performance reflected below assumes that $100 was invested in our common stock and each of the indices at their closing prices on December 31, 2018. The performance of our common stock reflected below is not necessarily indicative of our future performance.

Total return performance comparison

Total return performance over the last five years (indexed to 100)

Metropolitan Commercial Bank
S&P 500
KBW Regional Bank Index ("KRX")
400
350
300
250
200
150
100
50
207
180
143
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023

	Cumulative Returns as of December 31,					
	2018	2019	2020	2021	2022	2023
Metropolitan Commercial Bank ("MCB")	$100	$156	$118	$345	$190	$180
S&P 500 Index	$100	$131	$156	$200	$164	$207
KBW Regional Bank Index ("KRX")	$100	$124	$113	$155	$144	$143

Item 6. [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Company is a bank holding company headquartered in New York, New York and registered under the BHC Act. Through its wholly owned bank subsidiary, Metropolitan Commercial Bank, a New York state chartered bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals in the New York metropolitan area. In addition, through GPG the Company provides services to non-bank financial service companies by serving as an issuing bank for third- party debit card programs, while also providing such companies with other financial infrastructure components, including cash settlement and custodian deposit services. For an analysis of 2022 results compared with 2021 results, see Part II, Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

The Company’s primary lending products are CRE, including multi-family loans, and C&I loans. Substantially all loans are secured by specific items of collateral including business and consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flows from operations of commercial enterprises. The Company’s primary deposit products are checking, savings, and term deposit accounts, all of which are insured by the FDIC under the maximum amounts allowed by law. In addition to traditional commercial banking products, the Company offers corporate cash management and retail banking services and through GPG provides services to non-bank financial service companies by serving as an issuing bank for third-party debit card programs, while also providing such companies with other financial infrastructure components, including cash settlement and custodian deposit services. The Company has developed various deposit gathering strategies, which generate the funding necessary to operate without a large branch network. These activities, together with six strategically located banking centers, generate a stable source of deposits and a diverse loan portfolio with attractive risk-adjusted yields.

The Company is focused on organically growing and expanding its position in the New York metropolitan area and growing its business outside of New York through growth of its New York-based customers and their businesses as they expand in other states. Through an experienced team of commercial relationship managers and its integrated, client-centric approach, the Company has grown market share by deepening existing client relationships and continually expanding its client base through referrals and the ability to offer alternatives to traditional retail banking products. The Company has converted many of its commercial lending clients into full retail relationship banking clients. Given the size of the market in which the Company operates and its differentiated approach to client service, there is significant opportunity to grow its loans and deposits. By combining high-tech service with the relationship-based focus of a community bank with an extensive suite of financial products and services, the Company is well-positioned to continue to capitalize on the significant growth opportunities available in the New York metropolitan area.

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

The FRB Consent Order provided for a civil money penalty of $14.5 million and requires the Bank’s Board of Directors to submit a plan to further strengthen board oversight of the management and operations of GPG and the Bank to develop, among other things, a written plan to enhance the Bank’s customer identification program, a plan to improve the Bank’s customer due diligence program and a plan to enhance the Bank’s third party risk management program. The NYSDFS Consent Order provided for a civil money penalty of $15.0 million and requires the Bank to provide certain information regarding the Bank’s program to supervise third-party program managers and various status reports regarding certain compliance-related matters in connection with the Bank’s oversight of third-party program managers of the Bank’s prepaid debit card program. The Company fully reserved the foregoing amounts payable to the FRB and NYSDFS through a regulatory settlement reserve in 2022 and 2023. For further discussion see Part I, Item 3., “Legal Proceedings.”

In 2023, the Company announced and completed its full exit from the digital currency business, commonly referred to as the crypto-asset related business. This decision followed a careful review by the Board of Directors and management and reflected recent developments in the crypto-asset industry, material changes in the regulatory environment regarding banks’ involvement in digital currency business, and a strategic assessment of the business case for the Company’s further involvement at this time. Aside from related low cost deposit outflows, there was minimal financial impact from the exit of this business. The Company had four active institutional crypto-asset related clients where the Company’s activities were limited to providing debit card, payment, and account services. The Company had no loans outstanding to any of these clients, did not hold crypto-assets on its balance sheet and did not market or sell crypto-assets to its customers.

In early 2024, following its decision to exit all consumer facing BaaS relationships, the Company decided to exit all BaaS relationships. The decision to terminate these financial service partnerships will reduce the Company’s exposure to the heightened, and evolving, regulatory standards related to these activities. This decision was supported by a careful review by the Board of Directors and management and reflected recent developments in the payments and non-bank financial service industry, regulations applicable to this business line of the Company, and a strategic assessment of the business case for the Company’s further involvement at this time. The process of closing out the Company’s relationships with BaaS clients in an orderly fashion has commenced and is expected to be completed during 2024. The Company expects minimal financial impact from the exit of this business.

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

Allowance for Credit Losses ‒ Loans and Loan Commitments

The Company adopted ASC 326 effective January 1, 2023, which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts. The ACL has been determined in accordance with GAAP. The Company is responsible for the timely and periodic determination of the amount of the ACL. Management believes that the ACL for loans and loan commitments is adequate to cover expected credit losses over the life of the loan portfolio. Although management evaluates available information to determine the adequacy of the ACL, the level of allowance is an estimate which is subject to significant judgment and short-term change. Because of uncertainties associated with local and national economic forecasts, the operating and regulatory environment, collateral values and future cash flows from the loan portfolio, it is possible that a material change could occur in the ACL. The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, the Company may ultimately incur losses that vary from management’s current estimates. Adjustments to the ACL will be reported in the period in which such adjustments become known and can be reasonably estimated. All loan losses are charged to the ACL when the loss actually occurs or when the collectability of principal is deemed to be unlikely. Recoveries are credited to the allowance at the time of recovery. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL. As a result of such examinations, the Company may need to recognize additions to the ACL based on the regulators’ judgments.

In estimating the ACL, the Company relies on models and economic forecasts developed by external parties as the primary driver of the ACL. These models and forecasts are based on nationwide data sets. Economic forecasts can change significantly over an economic cycle and have a significant level of uncertainty associated with them. The performance of the models is dependent on the variables used in the models being reasonable predictors for the loan portfolio’s performance. However, these variables may not capture all sources of risk within the portfolio. As a result, the Company reviews the results and makes qualitative adjustments to the models to capture potential limitations of the models as necessary. Such qualitative factors may include adjustments to better capture the imprecision associated with the economic forecasts, and the ability of the models to capture emerging risks within the portfolio that may not be represented in the data. These judgments are evaluated through the Company’s review process and revised on a quarterly basis to account for changes in forecasts, facts and circumstances.

One of the more significant judgments involved in estimating the Company’s ACL relates to the macroeconomic forecasts used to estimate credit losses and the relative weightings applied to them. To illustrate the impact of changes in these forecasts to the Company’s ACL, the Company performed a hypothetical sensitivity analysis that decreased the weight on the baseline scenario by 33% and equally allocated the difference to increase the weights on the more optimistic and adverse scenarios. All else equal, the impact of this hypothetical forecast would result in a net increase of approximately

$5.8 million, or 10.0%, in the Company’s total ACL for loans and loan commitments as of December 31, 2023. This hypothetical analysis is intended to illustrate the impact of adverse changes in the macroeconomic environment at a point in time and is not intended to reflect the full nature and extent of potential future change in the ACL. It is difficult to estimate how potential changes in any one of the quantitative inputs or qualitative factors might affect the overall ACL and the Company’s current assessments may not reflect the potential future impact of changes to those inputs or factors. For further discussion of the ACL, see Part I, Item 1., “Business—Asset Quality—Allowance for Credit Losses—Loans and Loan Commitments.”

Recently Issued Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see “NOTE 3 — SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS” to the Company’s consolidated financial statements in this Form 10-K.

Selected Financial Information

The following table includes selected financial information for the Company for the periods indicated:

	At or for the year ended December 31,
	2023	2022	2021
Performance Ratios
Return on average assets	1.19%	0.90%	1.06%
Return on average equity	12.44	10.27	14.65
Net interest spread (1)	1.85	2.82	2.41
Net interest margin (2)	3.49	3.49	2.77
Average interest-earning assets to average interest-bearing liabilities	168.64	238.26	224.81
Non-interest expense/average assets	2.02	2.25	1.53
Efficiency ratio	52.46	58.16	48.32
Average equity to average total assets	9.54	8.74	7.22

Earnings per Share
Basic earnings per common share	$6.95	$5.42	$6.64
Diluted earnings per common share	6.91	5.29	6.45

(1)	Determined by subtracting the weighted average cost of total interest-bearing liabilities from the weighted average yield on total interest-earning assets.
(2)	Determined by dividing net interest income by total average interest-earning assets.

Discussion of Financial Condition

The Company had total assets of $7.1 billion at December 31, 2023, an increase of 12.8% from December 31, 2022.

Total cash and cash equivalents were $269.5 million at December 31, 2023, an increase of $12.0 million, or 4.7%, from December 31, 2022. The increase was due primarily to the $459.4 million increase in deposits and the $331.4 million of net cash provided by operations and wholesale funding, partially offset by the $789.7 million net deployment into loans.

Investments

Total securities were $932.2 million at December 31, 2023, a decrease of 2.7% from December 31, 2022. The change reflects the $108.3 million in paydowns and maturities of AFS and HTM securities, partially offset by the $71.4 million purchase of AFS and HTM securities and the $11.1 million increase in unrealized losses on AFS securities reflecting the changes in the prevailing interest rate environment.

The following table sets forth the stated maturities and weighted average yields of investment securities, excluding equity securities, at December 31, 2023. The table does not include the effect of prepayments or scheduled principal amortization. The weighted average yield for each group of securities was weighted by the amortized cost of the securities in the group.  Tax-exempt securities, if any, were presented on a tax-equivalent basis, using a federal tax rate of 21%.

	Due Within		Due After 1		Due After 5		Due After
	1 Year		Through 5 Years		Through 10 Years		10 Years		Total
	Amortized		Amortized		Amortized		Amortized		Amortized	Fair
(dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
Available-for-sale
U.S. Government agency securities	$—	—%	$62,997	0.71%	$—	—%	$5,000	1.68%	$67,997	$61,775	0.78%
U.S. State and Municipal securities	—	—	—	—	—	—	11,496	1.75	11,496	9,699	1.75
Residential MBS	—	—	2,825	1.85	4,378	0.82	412,128	1.67	419,331	351,920	1.66
Commercial MBS	—	—	—	—	17,785	3.50	19,094	2.76	36,879	34,584	3.12
Asset-backed securities	—	—	—	—	—	—	3,287	6.17	3,287	3,229	6.17
Total	$—	—%	$65,822	0.76%	$22,163	2.97%	$451,005	1.75%	$538,990	$461,207	1.68%

Held-to-maturity
U.S. Treasury securities	$—	—%	$29,895	1.03%	$—	—%	$—	—%	$29,895	$28,483	1.03%
U.S. State and Municipal securities	—	—	—	—	—	—	15,569	2.00	15,569	13,995	2.00
Residential MBS	—	—	—	—	1,112	1.93	414,194	1.94	415,306	354,750	1.94
Commercial MBS	—	—	8,090	1.39	—	—	—	—	8,090	7,024	1.39
Total	$—	—%	$37,985	1.10%	$1,112	1.93%	$429,763	1.95%	$468,860	$404,252	1.88%

There were $845.7 million and $25.0 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, at December 31, 2023 and 2022, respectively.

At December 31, 2023 and 2022, the Company’s securities portfolio primarily consisted of investment grade mortgage-backed securities and collateralized mortgage obligations issued by government agencies.

Allowance for Credit Losses – Securities

Effective January 1, 2023, the Company estimates and recognizes an ACL for HTM debt securities pursuant to ASC 326. The Company has a zero loss expectation for nearly all of its HTM securities portfolio, and has no ACL related to these securities. For the small portion of the HTM securities portfolio that does not have a zero loss expectation, the ACL is based on each security’s amortized cost, excluding interest receivable, and represents the portion of the amortized cost that the Company does not expect to collect over the life of the security. The ACL is determined using average industry credit ratings and related historical loss experience, and is initially recognized upon acquisition of the securities, and subsequently remeasured on a recurring basis. Obligations of U.S. State and Municipal securities were rated investment grade at December 31, 2023 and the associated ACL was immaterial.

Effective January 1, 2023, pursuant to ASC 326, the Company evaluates AFS debt securities that experienced a decline in fair value below amortized cost for credit impairment. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level, such as credit deterioration of the issuer, explicit or implicit guarantees by the federal government or the collateral underlying the security. If it is determined that the decline in fair value was due to credit, an ACL is recorded, limited to the amount the fair value is less than the amortized cost basis. The non-credit related decrease in the fair value, such as a decline due to changes in market interest rates, is recorded in other comprehensive income, net of tax. The Company recognizes a credit impairment if the Company has the intent to sell the security, or it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost. The unrealized losses on AFS securities are primarily due to the changes in market interest rates subsequent to purchase. In addition, the Company does not intend, nor would it be required to sell, these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no ACL was recognized during the year ended December 31, 2023.

Loans

Loans are the Company’s primary interest-earning asset.

Loan Portfolio

Total loans, net of deferred fees and unamortized costs, were $5.6 billion at December 31, 2023, an increase of 16.2% from December 31, 2022. The increase was due primarily to an increase of $657.0 million in CRE loans (including owner occupied) and $142.8 million in C&I loans. For the year ended December 31, 2023, the Company’s loan production was $1.4 billion, as compared to $1.8 billion for the year ended December 31, 2022. As of December 31, 2023, total loans consisted primarily of CRE, including multi-family mortgage loans, and C&I. At December 31, 2023, 80.5% of the CRE and C&I loan portfolio was concentrated in the New York metropolitan area, mainly New York City, and Florida. At December 31, 2023, the Company’s loan portfolio includes loans to the following industries (dollars in thousands):

	At December 31, 2023
		% of Total
	Balance	Loans
CRE (1)
Skilled Nursing Facilities	$1,505,529	26.7%
Multi-family	467,536	8.3
Office	379,412	6.7
Mixed use	367,479	6.5
Hospitality	360,801	6.4
Retail	303,234	5.4
Land	244,467	4.3
Warehouse / industrial	169,384	3.0
Construction	153,512	2.7
Other	527,405	9.3
Total CRE	$4,478,759	79.4%

C&I
Finance & Insurance	$260,385	4.6%
Skilled Nursing Facilities	206,030	3.7
Individuals	137,237	2.4
Healthcare	127,560	2.3
Services	77,221	1.4
Wholesale	55,690	1.0
Manufacturing	45,238	0.8
Other	142,102	2.5
Total C&I	$1,051,463	18.6%

(1)	CRE, not including one-to four-family loans.

The largest concentration in the loan portfolio is to the healthcare industry, which amounted to $1.8 billion, or 32.7% of total loans, at December 31, 2023, including $1.7 billion in loans to skilled nursing facilities.

The following table sets forth certain information at December 31, 2023 regarding the amount of contractual loan maturities during the periods indicated. The table does not include any estimate of prepayments that may cause actual repayment experience to differ from that shown below (in thousands).

	Commercial			One-to Four-	Commercial	Consumer
	Real Estate	Construction	Multi-family	Family	and Industrial	Loans	Total

Due within 1 year	$1,134,842	$94,766	$166,800	$—	$259,059	$164	$1,655,631
After 1 year through 5 years	2,463,370	58,746	247,802	46,651	740,647	1,505	3,558,721
After 5 years though 15 years	259,499	—	52,934	45,491	51,757	15,182	424,863
After 15 years	—	—	—	2,562	—	235	2,797
Total	$3,857,711	$153,512	$467,536	$94,704	$1,051,463	$17,086	$5,642,012

The following table sets forth the dollar amount of loans at December 31, 2023 that are due after one year and have either fixed interest rates or floating interest rates (dollars in thousands):

	At December 31, 2023
	Fixed	Floating
	Rate	Rate
	Loans	Loans	Total
Real Estate
Commercial	$2,432,866	$290,003	$2,722,869
Construction	40,129	18,617	58,746
Multi-family	297,929	2,807	300,736
One-to four-family	91,516	3,188	94,704
Commercial and industrial	481,147	311,257	792,404
Consumer	6,388	10,534	16,922
Total	$3,349,975	$636,406	$3,986,381

Asset Quality

Non-performing loans increased to $51.9 million at December 31, 2023 from $24,000 at December 31, 2022, primarily due to one CRE loan that is fully secured, three multi-family loans with an aggregate ACL of $5.0 million, and two C&I loans where payment is expected in full for both loans. The table below sets forth key asset quality ratios (dollars in thousands):

	At or for the year ended December 31,
	2023	2022	2021
Asset Quality Ratios
Non-performing loans	$51,897	$24	$10,286
Non-performing loans to total loans	0.92%	—%	0.28%
Allowance for credit losses to total loans	1.03%	0.93%	0.93%
Non-performing loans to total assets	0.73%	—%	0.14%
Allowance for credit losses to non-performing loans	111.7%	N.M. %	337.6%
Ratio of net charge-offs (recoveries) to average loans outstanding in aggregate	0.02%	—%	0.13%

N.M. — not meaningful

Allowance for Credit Losses – Loans and Loan Commitments

The Company adopted ASC 326 effective January 1, 2023, which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts. Upon adoption, the Company recorded a cumulative effect adjustment that increased the allowance for credit losses for loans and loan commitments by $3.0 million, increased deferred tax assets by $777,000 and decreased retained earnings by $2.1 million, net of tax.

The ACL for loans is measured on the loan’s amortized cost basis, excluding interest receivable, and is initially recognized upon origination or purchase of the loans and subsequently remeasured on a recurring basis. The ACL is recognized as a contra-asset, and credit loss expense is recorded as a provision for credit losses in the consolidated statements of operation. Loan losses are charged-off against the ACL when management believes the loan is uncollectible. Subsequent recoveries, if any, are credited to the ACL. Loans are normally placed on nonaccrual status if it is probable that the Company will be unable to collect the full payment of principal and interest when due according to the contractual terms of the loan agreement or the loan is past due for a period of 90 days or more, unless the obligation is well-secured and is in the process of collection. The Company does not recognize an ACL on accrued interest receivables, consistent with its policy to reverse interest income when interest is 90 days or more past due.

The ACL for loans was $58.0 million at December 31, 2023, as compared to $44.9 million at December 31, 2022. The ratio of ACL to total loans was 1.03% at December 31, 2023 compared to 0.93% at December 31, 2022. The increase in the ACL was primarily due to loan growth, a $4.8 million provision for credit losses on a single multi-family loan and the adoption of ASC 326.

The following table sets forth the ACL allocated by loan category for the periods indicated (dollars in thousands):

	At December 31,
	2023			2022
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
	Allowance	to Total	to Total	Allowance	to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
Real Estate
Commercial	$35,635	61.6%	68.4%	29,496	65.8%	67.0%
Construction	1,765	3.0	2.7	1,983	4.4	3.0
Multi-family	8,215	14.2	8.3	2,823	6.3	9.7
One-to four-family	663	1.1	1.7	105	0.2	1.1
Commercial and industrial	11,207	19.3	18.6	10,274	22.9	18.7
Consumer	480	0.8	0.3	195	0.4	0.5
Total	$57,965	100.0%	100.0%	$44,876	100.0%	100.0%

The Company also records an ACL on unfunded loan commitments, which is based on the same assumptions as funded loans and also considers the probability of funding. The ACL is recognized as a liability, and credit loss expense is recorded as a provision for unfunded loan commitments within the provision for credit losses in the consolidated statements of operation. Upon funding of the loan, any related ACL previously recorded on the unfunded amount is reversed and an ACL is subsequently recognized on the outstanding loan. The ACL for loan commitments was $1.2 million at December 31, 2023, as compared to $180,000 at December 31, 2022.

Goodwill

The Company performed an impairment assessment and determined that no impairment of goodwill existed as of October 1, 2023.

Other Assets and Other Liabilities

Other assets were $172.6 million at December 31, 2023, an increase of $24.2 million from December 31, 2022. The increase was due primarily to increases in income tax receivables and accrued interest receivables. Other liabilities were $94.0 million at December 31, 2023, a decrease of $30.6 million from December 31, 2022. The decrease was due primarily to a decrease in accrued expenses related to the regulatory settlement reserve recorded in 2022.

Deposits

Total deposits were $5.7 billion at December 31, 2023, an increase of $459.4 million, or 8.7%, from December 31, 2022. The increase in deposits from December 31, 2022, was due primarily to an increase of $749.2 million in retail deposits and $229.1 million in EB-5 Program, Title and Escrow and Charter School deposits, partially offset by the $491.0 million decrease in crypto-related deposits. Non-interest-bearing demand deposits were 32.0% of total deposits at December 31, 2023, compared to 45.9% at December 31, 2022. The decreases in crypto-related deposits and the percentage of non-interest-bearing demand deposits to total deposits reflects the Company’s full exit from the digital currency business in 2023.

The tables below summarize the Company’s deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2022 to December 31, 2023 (dollars in thousands):

	At December 31,
		Percentage		Percentage
		of total		of total
	2023	balance	2022	balance
Non-interest-bearing demand deposits	$1,837,874	32.0%	$2,422,151	45.9%
Money market	3,856,975	67.3	2,792,554	52.9
Savings accounts	7,043	0.1	11,144	0.2
Time deposits	35,400	0.6	52,063	1.0
Total	$5,737,292	100.0%	$5,277,912	100.0%

	2023 vs. 2022	2023 vs. 2022
	dollar	percentage
	Change	Change
Non-interest-bearing demand deposits	$(584,277)	(24.1)%
Money market	1,064,421	38.1
Savings accounts	(4,101)	(36.8)
Time deposits	(16,663)	(32.0)
Total	$459,380	8.7%

The table below summarizes the Company’s average balances and average interest rate paid, by segment, for the periods indicated (dollars in thousands):

	At December 31,
		Average		Average
	2023	Rate	2022	Rate
Non-interest-bearing demand deposits	$1,960,469	—%	$3,223,606	—%
Money market	3,289,641	3.86	2,634,055	1.08
Savings accounts	9,786	0.96	18,446	0.21
Time deposits	42,926	2.76	59,645	0.99
Total	$5,302,822		$5,935,752

At December 31, 2023, the aggregate amount of FDIC uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $1.6 billion. In addition, as of December 31, 2023, the aggregate amount of the Company’s uninsured time deposits was $21.2 million. The following are scheduled maturities of time deposits greater than $250,000 as of December 31, 2023 (in thousands):

At December 31, 2023
Three months or less	$8,710
Over three months through six months	6,000
Over six months through one year	6,089
Over one year	429
Total	$21,228

Borrowings

Federal Funds Purchased and FHLB Advances

To support a more efficient balance sheet, particularly related to the decrease in deposits related to the exit from the digital currency business, the Company may at times utilize wholesale funding, which at December 31, 2023, was comprised of $99.0 million of Federal funds purchased and $440.0 million of FHLBNY advances. At December 31, 2022, the Company had $150.0 million of Federal funds purchased and $100.0 million of FHLBNY advances. The Company had $2.8 billion and $1.9 billion of available secured wholesale funding capacity at December 31, 2023 and 2022, respectively.

Trust Preferred Securities Payable

The overnight and 1-, 3-, 6- and 12-month USD LIBOR settings ceased to be published on June 30, 2023. The required transition has been implemented successfully and the trust preferred securities have transitioned to SOFR.

On December 7, 2005, the Company established MetBank Capital Trust I, a Delaware statutory trust (“Trust I”). The Company owns all of the common stock of Trust I in exchange for contributed capital of $310,000. Trust I issued $10.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust I’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust I, mature on December 9, 2035 and bear interest at a floating rate of three-month SOFR plus 1.85%. The Debentures are callable at any time. At December 31, 2023, the Debentures bore an interest rate of 7.51%.

On July 14, 2006, the Company established MetBank Capital Trust II, a Delaware statutory trust (“Trust II”). The Company owns all of the common stock of Trust II in exchange for contributed capital of $310,000. Trust II issued $10.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust II’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures II”) issued by the Company. The Debentures II, the sole assets of Trust II, mature on October 7, 2036, and bear interest at a floating rate of three-month SOFR plus 2.00%. The Debentures II are callable at any time. At December 31, 2023, the Debentures II bore an interest rate of 7.66%.

Secured Borrowings

The Company has loan participation agreements with counterparties. The Company is generally the servicer for these loans. If the transfer of the participation interest does not qualify for sale treatment under GAAP, the amount of the loan transferred is recorded as a secured borrowing. There were $7.6 million and $7.7 million in secured borrowings as of December 31, 2023 and 2022, respectively.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, was $52.9 million, at December 31, 2023, a decrease of $1.4 million from December 31, 2022. The decrease was due to decreases in unrealized losses on AFS securities due to changes in prevailing market interest rates, partially offset by unrealized losses and reclassification adjustments to net income on cash flow hedges.

Discussion of the Results of Operations for the year ended December 31, 2023

Net Income

Net income was $77.3 million for 2023 an increase of $17.8 million as compared to $59.4 million for 2022. This increase primarily reflects the effect of a $35.0 million regulatory settlement reserve recorded in 2022, partially offset by a $6.3 decrease in net interest income due to the higher cost of funds and the shift from non-interest bearing deposits to interest bearing funding related to the final exit from the digital currency business in 2023, a $9.7 million increase in compensation and benefits, and a $4.5 million increase in FDIC Assessments.

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

	Year Ended
	December 31, 2023			December 31, 2022			December 31, 2021
	Average		Yield /	Average		Yield /	Average		Yield /
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)	$5,147,653	$345,039	6.70%	$4,361,412	$231,851	5.32%	$3,448,468	$164,528	4.77%
Available-for-sale securities	527,873	8,865	1.68	538,425	6,921	1.29	489,922	5,066	1.03
Held-to-maturity securities	499,379	9,608	1.92	495,812	8,682	1.75	50,110	746	1.49
Equity investments - non-trading	2,381	52	2.17	2,339	32	1.37	2,312	26	1.13
Overnight deposits	176,813	9,319	5.20	1,156,468	12,314	1.05	1,669,754	2,310	0.14
Other interest-earning assets	33,061	2,522	7.63	16,700	939	5.62	11,897	608	5.11
Total interest-earning assets	6,387,160	375,405	5.88	6,571,156	260,739	3.97	5,672,463	173,284	3.05
Non-interest-earning assets	169,377			90,495			89,002
Allowance for credit losses	(49,923)			(40,020)			(37,235)
Total assets	$6,506,614			$6,621,631			$5,724,230
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$3,299,427	127,494	3.86	$2,652,502	28,694	1.08	$2,394,616	13,392	0.56
Certificates of deposit	42,926	1,183	2.76	59,645	590	0.99	83,313	849	1.02
Total interest-bearing deposits	3,342,353	128,677	3.85	2,712,147	29,284	1.08	2,477,929	14,241	0.57
Borrowed funds	445,061	23,892	5.37	45,878	2,297	5.00	45,303	2,042	4.51
Total interest-bearing liabilities	3,787,414	152,569	4.03	2,758,025	31,581	1.15	2,523,232	16,283	0.65
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,960,469			3,223,606			2,708,547
Other non-interest-bearing liabilities	137,725			61,213			79,239
Total liabilities	5,885,608			6,042,844			5,311,018
Stockholders' equity	621,006			578,787			413,212
Total liabilities and equity	$6,506,614			$6,621,631			$5,724,230
Net interest income		$222,836			$229,158			$157,001
Net interest rate spread (2)			1.85%			2.82%			2.41%
Net interest margin (3)			3.49%			3.49%			2.77%
Total cost of deposits (4)			2.43%			0.49%			0.27%
Total cost of funds (5)			2.65%			0.53%			0.31%
(1)	Amount includes deferred loan fees and non-performing loans.
(2)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest earning assets.
(3)	Determined by dividing net interest income by total average interest-earning assets.
(4)	Determined by dividing interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(5)	Determined by dividing interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

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

	At December 31,
	2023 over 2022			2022 over 2021
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$46,252	$66,936	$113,188	$47,033	$20,290	$67,323
Available-for-sale securities	(138)	2,082	1,944	537	1,318	1,855
Held-to-maturity securities	62	864	926	7,781	155	7,936
Equity investments	1	19	20	—	6	6
Overnight deposits	(17,471)	14,476	(2,995)	(911)	10,915	10,004
Other interest-earning assets	1,160	423	1,583	265	66	331
Total interest-earning assets	$29,866	$84,800	$114,666	$54,705	$32,750	$87,455
Interest-bearing liabilities:
Money market and savings accounts	$8,557	$90,243	$98,800	$1,581	$13,721	$15,302
Certificates of deposit	(205)	798	593	(235)	(24)	(259)
Total deposits	8,352	91,041	99,393	1,346	13,697	15,043
Borrowed funds	21,416	179	21,595	27	228	255
Total interest-bearing liabilities	29,768	91,220	120,988	1,373	13,925	15,298
Change in net interest income	$98	$(6,420)	$(6,322)	$53,332	$18,825	$72,157

Net interest margin was consistent at 3.49% for the years 2023 and 2022.

Total cost of funds for 2023 was 265 basis points compared to 53 basis points for 2022, which reflects the increase in prevailing interest rates and the shift from non-interest bearing deposits to interest bearing funding primarily related to the final exit from the digital currency business in 2023.

Interest Income

Interest income increased by $114.7 million to $375.4 million for 2023, as compared to $260.7 million for 2022. The increase from the prior year was due primarily to the $786.2 million increase in the average balance of loans, and the 138 basis point increase in average yield for loans. The increase in average yields on loans reflects the increase in prevailing interest rates on existing floating rate loans, as well as higher yields on new loan production.

Interest Expense

Interest expense increased by $121.0 million to $152.6 million for 2023, as compared to $31.6 million for 2022. The increase from the prior year was due primarily to the 212 basis point increase in total cost of funds and the shift from non-interest bearing deposits to interest bearing funding primarily related to the exit from the digital currency business in 2023.

Provision for Credit Losses – Loans and Loan Commitments

The provision for credit losses for loans and loan commitments increased by $2.2 million to $12.3 million for 2023, as compared to $10.1 million for 2022. The increase from the prior year period was due primarily to loan growth, the $4.8 million provision for credit losses on a single multi-family loan and the adoption of ASC 326. The Company adopted ASC 326 effective January 1, 2023, which requires the measurement of all expected credit losses for financial assets held at amortized cost to be based on historical experience, current condition, and reasonable and supportable forecasts. Upon adoption, the Company recorded a $2.3 million increase to the ACL for loans, a $777,000 increase to the ACL for loan commitments, and a $2.1 million decrease to retained earnings, net of taxes.

Non-Interest Income

Non-interest income increased by $1.3 million to $27.9 million for 2023, as compared to $26.6 million for 2022. The increase was driven primarily by increases in service charges on deposits and other service charges and fees.

Non-Interest Expense

Non-interest expense decreased by $17.2 million to $131.5 million for 2023 as compared to $148.7 million for 2022. The increase was driven by primarily by the $35.0 million regulatory settlement reserve recorded in the fourth quarter of 2022, partially offset by the $9.7 million increase in compensation and benefits, the $4.5 million increase in FDIC assessments and the $3.6 million increase in professional fees. For further discussion on the regulatory settlement reserve, see Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations―Recent Events.”

Compensation and benefits increased by $9.7 million to $67.0 million for 2023 as compared to $57.3 million for 2022. This increase was in line with loan growth and the increase in the number of full-time employees to 275 for 2023, as compared to 239 for 2022. Professional fees increased by $3.7 million to $18.1 million for 2023 as compared to $14.4 million for 2022, primarily due to an increase in legal fees related to regulatory matters.

Income Tax Expense

The effective tax rate for 2023 was 27.7% compared to 38.7% for 2022, which reflects a discrete tax item related to the exercise of stock options in 2023 and the $5.5 million reversal of the regulatory settlement reserve in 2023. The elevated effective tax rate for the year 2022 reflects the recording of the $35.0 million regulatory settlement reserve and other discrete tax items.

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

The following is a table of off-balance sheet arrangements broken out by fixed and variable rate commitments for the periods indicated therein (in thousands):

	At December 31,
	2023		2022		2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused commitments	$67,418	$527,730	$40,685	$364,908	$39,676	$346,115
Standby and commercial letters of credit	59,532	—	53,947	—	49,988	—
	$126,950	$527,730	$94,632	$364,908	$89,664	$346,115

The following is a maturity schedule for the Company’s off-balance sheet arrangements at December 31, 2023 (in thousands):

	Total	2024	2025 - 2026	2027 - 2028	Thereafter
Unused commitments	$595,148	$270,490	$273,631	$43,954	$7,073
Standby and commercial letters of credit	59,532	37,294	18,238	4,000	—
	$654,680	$307,784	$291,869	$47,954	$7,073

Liquidity and Capital Resources

Liquidity is the ability to economically meet current and future financial obligations. The Company’s primary sources of funds consist of deposit inflows, loan repayments and maturities, securities cash flows and borrowings. While maturities and scheduled amortization of loans and securities and borrowings are predictable sources of funds, deposit flows, mortgage prepayments and securities sales are greatly influenced by the general level of interest rates and changes thereto, economic conditions and competition.

The Company regularly reviews the need to adjust investments in liquid assets based upon its assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of its asset/liability program. Excess liquidity is generally invested in interest earning deposits and short- and intermediate-term securities.

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given period. At December 31, 2023 and 2022, cash and cash equivalents totaled $269.5 million and $257.4 million, respectively. Securities classified as AFS, which provide additional sources of liquidity, totaled $461.2 million at December 31, 2023 and $445.7 million at December 31, 2022. There were $845.7 million and $25.0 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, at December 31, 2023 and 2022, respectively.

At December 31, 2023, the Company had $99.0 million of Federal funds purchased and $440.0 million of FHLBNY advances. At December 31, 2023, the Company had cash on deposit with the Federal Reserve Bank of New York and available secured wholesale funding borrowing capacity of $3.1 billion.

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

Time deposits due within one year as of December 31, 2023 totaled $31.8 million, or 0.6% of total deposits. Total time deposits were $35.4 million, or 0.6% of total deposits, at December 31, 2023.

The Company’s primary investing activities are the origination, and to a lesser extent, purchase of loans and securities. The Company originated $1.4 billion and $1.8 billion of loans during the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company purchased $46.8 million and $24.6 million of AFS and HTM securities, respectively. During the year ended December 31, 2022, the Company purchased $33.8 million and $173.6 million of AFS and HTM securities, respectively.

Financing activities consist primarily of activity in deposit accounts and borrowings. The Company generates deposits from businesses and individuals through client referrals and other relationships and through its retail presence. The Company has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds. Total deposits were $5.7 billion at December 31, 2023, an increase of $459.4 million, or 8.7%, from December 31, 2022.

The Company has loan participation agreements with counterparties. The Company is generally the servicer for these loans. If the transfer of the participation interest does not qualify for sale treatment under GAAP, the amount of the loan transferred is recorded as a secured borrowing. There were $7.6 million in secured borrowings as of December 31, 2023 and $7.7 million as of December 31, 2022.

Regulation

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At December 31, 2023 and December 31, 2022, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and the Bank review capital levels on a monthly basis. Below is a table of the Company and Bank’s capital ratios for the periods indicated:

				Minimum Ratio
			Minimum	Required	Minimum
	At	At	Ratio to be	for Capital	Capital
	December 31,	December 31,	“Well	Adequacy	Conservation
	2023	2022	Capitalized”	Purposes	Buffer
The Company
Tier 1 leverage ratio	10.6%	10.2%	N/A	4.0%	—%
Common equity tier 1	11.5%	12.1%	N/A	4.5%	2.5%
Tier 1 risk-based capital ratio	11.8%	12.5%	N/A	6.0%	2.5%
Total risk-based capital ratio	12.8%	13.4%	N/A	8.0%	2.5%

The Bank
Tier 1 leverage ratio	10.3%	10.0%	5.00%	4.0%	—%
Common equity tier 1	11.5%	12.3%	6.50%	4.5%	2.5%
Tier 1 risk-based capital ratio	11.5%	12.3%	8.00%	6.0%	2.5%
Total risk-based capital ratio	12.5%	13.1%	10.00%	8.0%	2.5%

(1) As of December 31, 2023, the capital conservation buffer for the Company and the Bank was 4.8% and 4.5%, respectively, which exceeded the minimum requirement of 2.5% required to be held by banking institutions.

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

At both December 31, 2023 and December 31, 2022, total CRE loans were 368.1% and 366.0% of the Bank’s risk-based capital, respectively.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

General

The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The Board of Directors has oversight of the Company’s asset and liability management function, which is managed by the Company’s ALCO. The ALCO has further assigned responsibility for the day-to-day management of interest rate risk to the CFO, or his designee. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That group also reviews liquidity, capital, deposit mix, loan mix and investment positions.

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

The Company manages its exposure to interest rates primarily by prudently structuring its balance sheet in the ordinary course of business. The Company generally originates fixed and floating rate loans with maturities of less than five years. The interest rate risk on these loans is offset to some degree by the mix and structure of the deposit portfolio. On occasion, the Company enters into derivative contracts as a part of its asset liability management strategy to help manage its interest rate risk position. The Company also periodically enters into certain commercial loan interest rate swap agreements to provide commercial loan customers the ability to convert loans from variable to fixed interest rates. Based upon the nature of its operations, the Company is not subject to FX or commodity price risk.

Net Interest Income At-Risk

The Company analyzes its sensitivity to changes in interest rates through a net interest income simulation model, which estimates what net interest income would be for a one-year period based on current interest rates, and then calculates what the net interest income would be for the same period under different interest rate assumptions.

The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2023 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

Although the net interest income table below provides an indication of the Company’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on net interest income and may differ from actual results. The following table indicates the sensitivity of projected annualized net interest income to the interest rate movements described above (dollars in thousands):

At December 31, 2023
Change in	Net	Year 1
Interest	Interest	Change
Rates	Income Year 1	from
(basis points)	Forecast	Level
+400	$206,210	(12.05)%
+300	212,810	(9.24)
+200	219,420	(6.42)
+100	227,415	(3.01)
—	234,464	—
-100	240,132	2.42
-200	245,559	4.73
-300	251,568	7.29
-400	258,038	10.05

The table above indicates that at December 31, 2023, in the event of an instantaneous and sustained parallel upward shift of 200 basis points in interest rates, the Company would experience a 6.42% decrease in net interest income. In the event of an instantaneous and sustained parallel downward shift of 200 basis point in interest rates, it would experience a 4.73% increase in net interest income.

Economic Value of Equity Analysis

The Company analyzes the sensitivity of its financial condition to changes in interest rates through an EVE model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the fair value of liabilities assuming various changes in current interest rates. The table below represents an analysis of IRR as measured by the estimated changes in EVE, resulting from instantaneous and sustained parallel shifts in the yield curve (+/- 100, +/- 200, +/- 300 and +/- 400 basis points) at December 31, 2023 (dollars in thousands):

		Estimated
		Increase (Decrease) in
		EVE
Change in
Interest Rates	Estimated
(basis points) (1)	EVE (2)	Dollars	Percent
+400	$376,887	$(161,671)	(30.02)%
+300	417,262	(121,296)	(22.52)
+200	457,825	(80,733)	(14.99)
+100	503,927	(34,631)	(6.43)
—	538,558	—	—
-100	561,483	22,925	4.26
-200	570,876	32,318	6.00
-300	573,904	35,346	6.56
-400	535,138	(3,420)	(0.64)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from liabilities adjusted for the value of off-balance sheet contracts.

The table above indicates that at December 31, 2023, in the event of an immediate upward shift of 200 basis in interest rates, the Company would experience a 14.99% decrease in its EVE. In the event of an immediate downward shift of 200 basis points in interest rates, the Company would experience a 6.00% increase in its EVE.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2023. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP and that receipts and expenditures are made only in accordance with the authorization of management and the Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections on any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2023 was effective using these criteria.

The Company’s internal control over financial reporting as of December 31, 2023 has been audited by Crowe LLP, the independent registered public accounting firm that has also audited the Company’s consolidated financial statements of financial condition as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023. Crowe LLP has issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2023. See Part II, Item 8., “Financial Statements and Supplementary Data.”

c)	Changes in Internal Control Over Financial Reporting

There were no changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2023 that had materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding the Company’s directors, executive officers and corporate governance is incorporated by reference to the Company’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the SEC within 120 days of December 31, 2023. Specifically, the Company incorporates herein the information regarding its directors and executive officers included in the Proxy Statement under the headings “Proposal 1 — Election of Directors,” “— Executive Officers Who Are Not Directors” and “— Delinquent Section 16(a) Reports.”

Information regarding the Company’s corporate governance is incorporated herein by reference to the information in the Proxy Statement under the heading “Proposal 1 — Election of Directors — Committees of the Board — Audit Committee.” The Company has adopted a written Code of Ethics that applies to all directors, officers, including its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Controller, or persons performing similar functions, and employees. The Code of Ethics is published on the Company’s website, www.mcbankny.com. The Company will provide to any person, without charge, upon request, a copy of such Code of Ethics. Such request should be made in writing to: Metropolitan Bank Holding Corp. 99 Park Ave., 12th Floor, New York, New York, 10016, attention: Investor Relations.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management are included under the headings “Stock Ownership” and “Proposal 4 – Approval of the Metropolitan Bank Holding Corp. Amended And Restated 2022 Equity Incentive Plan” in the Company’s 2024 Proxy Statement and are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Related Persons” and “Proposal 1 – Election of Directors – Board Independence” sections of the Company’s 2024 Proxy Statement are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Company’s 2024 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Financial Statements

See index to Consolidated Financial Statements on page 71.

Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under Part II, Item 8., “Financial Statements and Supplementary Data.”

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

3.3

Amended and Restated Bylaws of Metropolitan Bank Holding Corp. (incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2023 (File No. 001-38282)).

4.1

Form of Common Stock Certificate of Metropolitan Bank Holding Corp. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333 220805)).

4.2

Description of Securities of Metropolitan Bank Holding Corp. (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2020 (File No. 001-38282)).

10.1*

Amended and Restated Employment Agreement by and among Metropolitan Bank Holding Corp., Metropolitan Commercial Bank and Mark R. DeFazio (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333-220805)).

10.2*

Metropolitan Bank Holding Corp. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333-220805)).

10.3*

First Amendment to 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282)).

10.4*

Second Amendment to 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282)).

10.5*

Metropolitan Commercial Bank Amended and Restated Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2017 (File No. 001-38282)).

10.6*

Form of Performance Restricted Share Unit Award Agreement - 2009 Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2018 (File No. 001-38282)).

10.7*

Amendment One to Restricted Share Agreements - 2009 Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2018 (File No. 001-38282)).

10.8*

Form of Restricted Share Agreement - 2009 Plan (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282)).

10.9*

Form of Stock Option Agreement - 2009 Plan (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282)).

10.10*

Employment Agreement by and between Metropolitan Commercial Bank and Scott Lublin (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2018 (File No. 001-38282)).

10.11*

Metropolitan Bank Holding Corp. 2019 Equity (Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 17, 2019 (File No. 001-38282)).

10.12*

Change in Control Agreement between Metropolitan Bank Holding Corp., Metropolitan Commercial Bank and Nick Rosenberg (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2019 (File No. 001-38282)).

10.13*

Form of Restricted Stock Unit Award Agreement – 2019 Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333-233465)).

10.14*

Form of Performance-Based Restricted Stock Award Agreement – 2019 Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333-233465)).

10.15*

Form of Time-Based Restricted Stock Award Agreement – 2019 Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333-233465)).

10.16*

Form of Incentive Stock Option Agreement – 2019 Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333-233465)).

10.17*

Form of Non-Qualified Stock Option Agreement – 2019 Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333-233465)).

10.18*

Metropolitan Bank Holding Corp. 2022 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 20, 2022 (File No. 001-38282)).

10.19*

Form of Director Award Agreement (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2022 (File No. 001-38282)).

10.20*

Form of Executive Award Agreement with Time-Based Vesting (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2022 (File No. 001-38282)).

10.21*

Form of Executive Award Agreement with Performance-Based Vesting (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2022 (File No. 001-38282)).

10.22*

Change in Control Agreement between Metropolitan Bank Holding Corp., Metropolitan Commercial Bank and Laura Capra (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2022 (File No. 001-38282)).

19.1	Insider Trading Policy.

21.1	Subsidiaries of Registrant Incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2017 (File No. 333 220805).
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Incentive Compensation Recoupment Policy.
101

Inline Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2023 and 2022 (ii) the Consolidated Statements of Operation for the years ended December 31, 2023, 2022, and 2021, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021 (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022, and 2021, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2023, and 2021, and (vi) the notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL.

Each management contract and compensatory plan has been marked with an asterisk (*).

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: February 28, 2024 By:/s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2024.

Signatures	Title

/s/ Mark R. DeFazio	President, Chief Executive Officer and Director
Mark R. DeFazio	(Principal Executive Officer)

/s/ Daniel F. Dougherty	Executive Vice President and Chief Financial Officer
Daniel F. Dougherty	(Principal Financial Officer)

/s/ William Reinhardt	Chairman of the Board
William Reinhardt

/s/ Dale C. Fredston	Director
Dale C. Fredston

/s/ David J. Gold	Director
David J. Gold

/s/ Harvey M. Gutman	Director
Harvey M. Gutman

/s/ Terence J. Mitchell	Director
Terence J. Mitchell

/s/ Robert C. Patent	Director
Robert C. Patent

/s/ Maria F. Ramirez	Director
Maria F. Ramirez

/s/ Anthony J. Fabiano	Director
Anthony J. Fabiano

/s/ George J. Wolf, Jr.	Director
George J. Wolf, Jr.

/s/ Chaya Pamula	Director
Chaya Pamula

/s/ Katrina Robinson	Director
Katrina Robinson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Metropolitan Bank Holding Corp. and Subsidiaries

New York, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Metropolitan Bank Holding Corp. and Subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Explanatory Paragraph - Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for credit losses in 2023 due to the adoption of ASC 326. The adoption of the ASC 326 and its subsequent application is also communicated as a critical audit matter below.

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

Allowance for Credit Losses – Economic Scenarios used in Commercial Real Estate (“CRE”) and Commercial and Industrial (“C&I”) Loans Portfolio Segment Models

As described in Note 2 to the consolidated financial statements, the Company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses, which requires the measurement of all expected credit losses for financial assets held at amortized cost at the reporting date. As of December 31, 2023, the balance of the allowance for credit losses on loans (“ACL”) was $58.0 million.

To calculate the ACL for loans collectively evaluated, the Company uses lifetime loss rate models. The CRE and C&I lifetime loss rate models calculate the expected losses over the life of the loan based on exposure at default loan attributes and reasonable, supportable economic forecasts.

To account for economic uncertainty, the Company uses multiple forecasted economic scenarios provided by the models in determining the quantitative ACL. The economic scenarios include various projections based on variables such as, Gross Domestic Product (“GDP”), interest rates, property price indices, and employment measures, among others. The economic scenarios are probability-weighted based on available information at the time of the calculation execution. Scenario weightings and model parameters are reviewed for each calculation and are subject to change.

We consider the auditing procedures related to management’s forecasted economic scenarios used within the quantitative CRE and C&I lifetime loss rate models to be a critical audit matter due to the extent of audit effort and high degree of specialized knowledge and skills required to evaluate the resultant lifetime loss rates produced from the models.

To address this matter, we tested the operating effectiveness of the Company’s controls related to evaluating, adjusting, and concluding on forecasted economic scenarios used for the CRE and C&I lifetime loss rate models, including the following:

●	Management’s evaluation of the establishment of the methodology in accordance with generally accepted accounting principles;
●	Management’s evaluation of lifetime loss rate models, including an evaluation of whether management appropriately applied their methodology, an evaluation of the forecasted economic scenarios used within their model, and an evaluation of the reasonableness of the resultant lifetime loss rates;
●	Management’s evaluation of the reasonableness of judgments over the forecasted economic scenarios selected in the model and approval of the overall allowance for credit losses on loans.

Our substantive procedures related to the forecasted economic scenarios used for the CRE and C&I lifetime loss rate models included the following:

●	Evaluating the appropriateness of the established methodology;
●	Evaluating the lifetime loss rate models, including a directionality analysis of the forecasted economic scenarios on the loss rate forecasts, and the reasonableness of the resultant lifetime loss rates, assisted by firm specialists;
●	Evaluating the reasonableness of forecasted economic scenarios, assisted by firm specialists;
●	Evaluating the reasonableness of the overall allowance for credit losses.

/s/ Crowe LLP

We have served as the Company's auditor since 2008.

New York, New York

February 28, 2024

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	December 31,	December 31,
	2023	2022
Assets
Cash and due from banks	$31,973	$26,780
Overnight deposits	237,492	230,638
Total cash and cash equivalents	269,465	257,418
Investment securities available-for-sale, at fair value	461,207	445,747
Investment securities held-to-maturity (estimated fair value of $404.3 million and $437.3 million at December 31, 2023 and December 31, 2022, respectively)	468,860	510,425
Equity investment securities, at fair value	2,123	2,048
Total securities	932,190	958,220
Other investments	38,966	22,110
Loans, net of deferred fees and costs	5,624,797	4,840,523
Allowance for credit losses	(57,965)	(44,876)
Net loans	5,566,832	4,795,647
Receivable from global payments business, net	87,648	85,605
Other assets	172,571	148,337
Total assets	$7,067,672	$6,267,337
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand deposits	$1,837,874	$2,422,151
Interest-bearing deposits	3,899,418	2,855,761
Total deposits	5,737,292	5,277,912
Federal funds purchased	99,000	150,000
Federal Home Loan Bank of New York advances	440,000	100,000
Trust preferred securities	20,620	20,620
Secured borrowings	7,585	7,725
Prepaid third-party debit cardholder balances	10,178	10,579
Other liabilities	93,976	124,604
Total liabilities	6,408,651	5,691,440

Common stock, $0.01 par value, 25,000,000 shares authorized, 11,062,729 and 10,949,965 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	111	109
Additional paid in capital	395,871	389,276
Retained earnings	315,975	240,810
Accumulated other comprehensive income (loss), net of tax	(52,936)	(54,298)
Total stockholders’ equity	659,021	575,897
Total liabilities and stockholders’ equity	$7,067,672	$6,267,337

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2023	2022	2021
Interest and dividend income
Loans, including fees	$345,039	$231,851	$164,528
Securities	18,525	15,635	5,838
Overnight deposits	9,319	12,314	2,310
Other interest and dividends	2,522	939	608
Total interest income	375,405	260,739	173,284
Interest expense
Deposits	128,677	29,284	14,241
Borrowed funds	22,424	893	—
Trust preferred securities	1,468	799	424
Subordinated debt	—	605	1,618
Total interest expense	152,569	31,581	16,283

Net interest income	222,836	229,158	157,001
Provision for credit losses	12,283	10,116	3,816
Net interest income after provision for credit losses	210,553	219,042	153,185

Non-interest income
Service charges on deposit accounts	6,071	5,747	4,755
Global Payments Group revenue	19,005	19,341	16,445
Other income	2,827	1,505	2,497
Total non-interest income	27,903	26,593	23,697

Non-interest expense
Compensation and benefits	66,961	57,290	45,908
Bank premises and equipment	9,344	8,855	8,055
Professional fees	18,064	14,423	6,750
Technology costs	4,940	4,713	5,201
Licensing fees	12,818	10,477	8,606
FDIC assessments	9,077	4,625	3,852
Regulatory settlement reserve	(5,521)	35,000	—
Other expenses	15,855	13,354	8,940
Total non-interest expense	131,538	148,737	87,312

Net income before income tax expense	106,918	96,898	89,570
Income tax expense	29,650	37,473	29,015
Net income	$77,268	$59,425	$60,555

Earnings per common share
Basic earnings	$6.95	$5.42	$6.64
Diluted earnings	$6.91	$5.29	$6.45

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	2023	2022	2021
Net Income	$77,268	$59,425	$60,555

Other comprehensive income:
Securities available-for-sale:
Unrealized gain (loss) arising during the period	11,135	(76,934)	(14,722)
Reclassification adjustment for gains included in net income	—	—	(609)
Tax effect	(3,986)	23,353	4,795
Net of tax	7,149	(53,581)	(10,536)

Cash flow hedges:
Unrealized gain (loss) arising during the period	(3,350)	11,704	2,957
Reclassification adjustment for gains included in net income	(4,864)	(1,949)	—
Tax effect	2,427	(2,968)	(898)
Net of tax	(5,787)	6,787	2,059

Total other comprehensive income (loss)	1,362	(46,794)	(8,477)

Comprehensive Income (Loss)	$78,630	$12,631	$52,078

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock,		Common		Additional	Retained	AOCI (Loss),
	Class B		Stock		Paid-in Capital	Earnings	Net	Total
	Shares	Amount	Shares	Amount

Year Ended
Balance at January 1, 2023	—	$—	10,949,965	$109	$389,276	$240,810	$(54,298)	$575,897
Cumulative effect of changes in accounting principle	—	—	—	—	—	(2,103)	—	(2,103)
Issuance of common stock under stock compensation plans	—	—	285,190	4	—	—	—	4
Employee and non-employee stock-based compensation	—	—	—	—	9,765	—	—	9,765
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	—	—	(172,426)	(2)	(3,170)	—	—	(3,172)
Net income	—	—	—	—	—	77,268	—	77,268
Other comprehensive income (loss)	—	—	—	—	—	—	1,362	1,362
Balance at December 31, 2023	—	$—	11,062,729	$111	$395,871	$315,975	$(52,936)	$659,021

Balance at January 1, 2022	—	$—	10,920,569	$109	$382,999	$181,385	$(7,504)	$556,989
Issuance of common stock under stock compensation plans	—	—	48,479	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	—	—	7,836	—	—	7,836
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	—	—	(19,083)	—	(1,559)	—	—	(1,559)
Net income	—	—	—	—	—	59,425	—	59,425
Other comprehensive income (loss)	—	—	—	—	—	—	(46,794)	(46,794)
Balance at December 31, 2022	—	$—	10,949,965	$109	$389,276	$240,810	$(54,298)	$575,897

Balance at January 1, 2021	272,636	$3	8,295,272	$82	$218,899	$120,830	$973	$340,787
Issuance of common stock	—	—	2,300,000	23	162,664	—	—	162,687
Preferred Stock converted to Common Stock	(272,636)	(3)	272,636	3	—	—	—	—
Net issuance of common stock under stock compensation plans	—	—	101,291	1	—	—	—	1
Employee and non-employee stock-based compensation	—	—	—	—	4,821	—	—	4,821
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	—	—	(48,630)	—	(3,385)	—	—	(3,385)
Net income	—	—	—	—	—	60,555	—	60,555
Other comprehensive income (loss)	—	—	—	—	—	—	(8,477)	(8,477)
Balance at December 31, 2021	—	$—	10,920,569	$109	$382,999	$181,385	$(7,504)	$556,989

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2023	2022	2021
Cash flows from operating activities
Net income	$77,268	$59,425	$60,555
Adjustments to reconcile net income to net cash:
Net depreciation, amortization, and accretion	2,899	4,338	5,063
Provision for credit losses	12,283	10,116	3,816
Stock-based compensation	9,765	7,836	4,821
Net change in deferred loan fees and costs	4,243	5,374	2,332
Deferred income tax (benefit) expense	(2,800)	(4,000)	(120)
(Gain) loss on sale of securities	—	—	(609)
Dividends earned on CRA fund	(52)	(33)	(22)
Unrealized (gain) loss on equity securities	(23)	258	62
Net change in:
Receivable from global payments, net	(2,043)	(45,741)	(12,605)
Third-party debit cardholder balances	(401)	1,732	(6,983)
Other assets	(30,019)	3,407	6,167
Other liabilities	(28,694)	43,179	(25,200)
Net cash provided by (used in) operating activities	42,426	85,891	37,277

Cash flows from investing activities
Loan originations, purchases and payments, net	(789,736)	(1,113,963)	(618,323)
Proceeds from loans sold	—	—	16,622
Redemptions of FRB and FHLB Stock	152,400	20,030	7
Purchases of FRB and FHLB Stock	(169,256)	(30,142)	(407)
Purchase of securities available-for-sale	(46,809)	(33,776)	(484,793)
Purchase of securities held-for-investment	(24,595)	(173,625)	(383,619)
Proceeds from sales and calls of securities available-for-sale	—	—	43,241
Proceeds from paydowns and maturities of securities available-for-sale	42,342	76,728	124,118
Proceeds from paydowns and maturities of securities held-to-maturity	65,954	44,643	4,152
Purchase of premises and equipment, net	(5,749)	(19,245)	(3,995)
Net cash provided by (used in) investing activities	(775,449)	(1,229,350)	(1,302,997)

Cash flows from financing activities
Proceeds from issuance of common stock, net	—	—	162,687
Proceeds from (repayments of) federal funds purchased	(51,000)	150,000	—
Proceeds from (repayments of) FHLB advances, net	340,000	100,000	—
Proceeds from exercise of stock options	—	194	—
Redemption of common stock for tax withholdings for restricted stock vesting	(3,170)	(1,559)	(3,385)
Redemption of subordinated debt	—	(24,712)	—
Proceeds from (repayments of) secured borrowings, net	(140)	(24,736)	(4,503)
Net increase (decrease) in deposits	459,380	(1,157,660)	2,605,966
Net cash provided by (used in) financing activities	745,070	(958,473)	2,760,765

Increase (decrease) in cash and cash equivalents	12,047	(2,101,932)	1,495,045
Cash and cash equivalents at the beginning of the period	257,418	2,359,350	864,305
Cash and cash equivalents at the end of the period	$269,465	$257,418	$2,359,350

Supplemental information
Cash paid for:
Interest	$151,403	$31,599	$16,249
Income Taxes	$36,171	$35,304	$24,165
Non-cash item:
Transfer of loans from held-for-investment to held-for-sale	$—	$—	$17,492

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

The Company’s primary deposit products are checking, savings, and term deposit accounts, all of which are insured by the FDIC up to the maximum amounts allowed by law. In addition to traditional commercial banking products, the Company offers corporate cash management and retail banking services, and through GPG (“global payments business”), provides services to non-bank financial service companies, including serving as an issuing bank for third-party debit card programs, while also providing such companies with other financial infrastructure components, including cash settlement and custodian deposit services.

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

Use of Estimates

In preparing the financial statements in conformity with GAAP, management has made estimates and assumptions based on available information. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Actual results could differ from those estimated. Information available that could affect these judgements include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers.

Cash Flows

Cash and cash equivalents are defined as cash on hand and amounts due from banks and money market funds. Net cash flows are reported for customer loan and deposit transactions, and other investments.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities

Debt securities are classified as HTM and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as AFS when they might be sold before maturity. Securities classified as AFS are carried at fair value, with unrealized gains and losses reported in other comprehensive income, net of tax. Equity securities with readily determinable fair values are carried at fair value, with changes in fair value reported in net income.

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

Effective January 1, 2023, the Company estimates and recognizes an ACL for HTM debt securities pursuant to ASC 326. The Company has a zero loss expectation for nearly all of its HTM securities portfolio, and has no ACL related to these securities. For the small portion of HTM securities portfolio that does not have a zero loss expectation, the ACL is based on the amortized cost of the securities, excluding interest receivable, and represents the portion of the amortized cost that the Company does not expect to collect over the life of the securities. The ACL is determined using average industry credit ratings and historical loss experience, and is initially recognized upon acquisition of the securities, and subsequently remeasured on a recurring basis.

The Company evaluates AFS debt securities that experienced a decline in fair value below amortized cost for credit impairment. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level, such as credit deterioration of the issuer, explicit or implicit guarantees by the federal government or the collateral underlying the security. If it is determined that the decline in fair value was due to credit, an ACL is recorded, limited to the amount the fair value is less than the amortized cost basis. The non-credit related decrease in the fair value, such as a decline due to changes in market interest rates, is recorded in other comprehensive income, net of tax. If the Company intends to sell the AFS security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, the Company will write down the security’s amortized cost basis to its fair value, write off any existing ACL, and recognize any incremental impairment in net income.

Prior to the adoption of ASC 326

Management evaluated AFS and HTM debt securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warranted such an evaluation. For securities in an unrealized loss position, management considered the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assessed whether it intended to sell, or it was more likely than not that it would be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell were met, the entire difference between amortized cost and fair value was recognized as an impairment through earnings. For securities that did not meet the aforementioned criteria, the amount of impairment would be split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the statement of operations and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Receivable from Global Payments Business, Net

Receivables from the global payments business are short-term in nature and predominantly related to prepaid debit card programs.

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

Licensing Fees

Licensing fees on certain deposit accounts held by bankruptcy trustees are expensed as incurred. These accounts require the use of a software interface provided by a third party. Bankruptcy accounts subject to the licensing fees amounted to $312.2 million and $425.3 million at December 31, 2023 and 2022, respectively.

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

Interest income on loans is accrued and credited to operations based upon the principal amounts outstanding. Loans are normally placed on non-accrual if it is probable that the Company will be unable to collect the full payment of principal and interest when due according to the contractual terms of the loan agreement, or the loan is past due for a period of 90 days or more, unless the obligation is well-secured and is in the process of collection. Any unpaid interest previously accrued on those loans is reversed from income. Interest payments received on such loans are applied as a reduction of the loan principal balance when the collectability of principal, wholly or partially, is in doubt. Interest payments received may be recognized as interest income when the principal balance of the non-accrual loan is deemed to be collectible. Interest income is recognized when all the principal and interest amounts contractually due are brought current and the loans are returned to accrual status.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following loan portfolio segments have been identified: CRE, Construction, Multi-Family, One-to Four-Family, C&I, and Consumer.

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

One-to Four-Family — One-to four-family loans for primary residences are generally made on the basis of the borrower’s ability to make repayment from his or her employment income or other income, and which are secured by real property whose value tends to be more easily ascertainable. Repayment of one-to four-family loans is subject to adverse employment conditions in the local economy leading to increased default rates and decreased market values, including from oversupply in a geographic area. In general, these loans depend on the borrower’s continuing financial stability and, therefore, are likely to be adversely affected by various factors, including job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The ACL for loans is measured on the loan’s amortized cost basis, excluding interest receivable, and is initially recognized upon origination or purchase of the loans and subsequently remeasured on a recurring basis. The ACL is recognized as a contra-asset, and credit loss expense is recorded as a provision for credit losses in the consolidated statements of operation. Loan losses are charged-off against the ACL when management believes the loan is uncollectible. Subsequent recoveries, if any, are credited to the ACL. The Company does not recognize an ACL on accrued interest receivables, consistent with its policy to reverse interest income when interest is 90 days or more past due.

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

To account for economic uncertainty, the Company uses multiple economic scenarios provided by the model vendor in determining the ACL. The forecasts include various projections based on variables such as, Gross Domestic Product, interest rates, property price indices, and employment measures, among others. The forecasts are probability-weighted based on available information at the time the calculation is conducted. Scenario weightings and model parameters are reviewed for each calculation and are subject to change.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to the adoption of ASC 326

Prior to the adoption of ASC 326, the ALLL was maintained at an amount management deemed adequate to cover probable incurred credit losses (the “incurred loss method”). The allowance for non-impaired loans was based on historical loss experience adjusted for current factors. The historical loss experience was determined by portfolio segment and was based on the actual loss history experienced by the Company over a rolling two-year period. This actual loss experience was supplemented with other qualitative and economic factors based on the risks present for each portfolio segment. These qualitative and economic factors included economic and business conditions, the nature and volume of the portfolio, and lending terms and volume and severity of past due loans.

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

Loan Modifications

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (ASC 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminated the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The Company adopted ASU 2022-02 effective January 1, 2023 and the impact was immaterial. See “NOTE 3 — SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS,” for a discussion on the adoption of this ASC.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The goodwill of $9.7 million is associated with a purchase of the prepaid third-party debit card business. Based on the Company’s annual impairment assessments no impairment of goodwill existed as of October 1, 2023 and 2022.

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

The Company also awards PRSUs to certain employees. The PRSUs are classified as either equity or a liability, depending on certain criteria provided in ASC 718, Stock Based Compensation. This classification affects whether the measurement of fair value is fixed (i.e., measured only once) on the grant date or whether fair value will be remeasured each reporting period until settled. On the grant date, the estimate of equity-classified awards’ fair value would be fixed, the cumulative amount of previously recognized compensation cost would be adjusted, and the Company would no longer have to remeasure the award. If the award is liability-classified, the awards would continue to be marked to fair value each reporting period until settlement. The Company recognizes compensation cost for awards with performance conditions if and when it concludes that it is probable that the performance conditions will be achieved. The Company assesses the probability of vesting (i.e., that the performance conditions will be met) at each reporting period and, if required, adjusts compensation cost based on its probability assessment.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Investments

Other investments include FRB and FHLB stock. The Company is a member of the FRB and the FHLB systems. FHLB members are required to own membership stock and purchase activity-based stock that is based on the level of outstanding borrowings. FRB and FHLB stock are carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Company held FRB and FHLB stock of $11.4 million and $25.6 million, respectively, as of December 31, 2023. As of December 31, 2022, the Company held FRB and FHLB stock of $11.4 million and $9.2 million, respectively. Other investments at December 31, 2023 and 2022 also includes a $1.5 million and $1.0 million investment in The Disability Opportunity Fund, respectively, which is an equity equivalent investment in a community development financial institution.

Derivatives

On occasion, the Company enters into derivative contracts as a part of its asset liability management strategy to help manage its interest rate risk position. The derivatives are designated as cash flow hedges. A cash flow hedge is a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. For a cash flow hedge, the gain or loss on the derivative is reported in accumulated other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in the fair value of the derivative that are not highly effective in hedging the changes in expected cash flows of the hedged item are recognized immediately in current earnings. The amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings.

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

The Company also periodically enters into certain commercial loan interest rate swap agreements to provide commercial loan customers the ability to convert loans from variable to fixed interest rates. These derivative instruments are marked to market in earnings with changes in fair value reported as non-interest income.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses and reclassification to earnings related to AFS securities and unrealized gain (loss) related to the cash flow hedges.

Restrictions on Cash

At December 31, 2023 and 2022, Overnight deposits included $236.4 million and $226.7 million, respectively, of cash on hand or on deposit with the FRB to meet regulatory reserve and clearing requirements. Also included in cash was $11.5 million and $13.3 million of cash held in escrow and collateral accounts for third-party debit card program managers at December 31, 2023 and 2022, respectively. Additionally, there was $726,000 and $693,000 of cash pledged for a related collateral account at December 31, 2023 and 2022, respectively.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the applicable period, including outstanding participating securities. Diluted earnings per common share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. Unvested share-based awards and preferred shares that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2016, the FASB issued ASC 326, which requires the measurement of all expected credit losses for financial assets held at amortized cost to be based on historical experience, current condition, and reasonable and supportable forecasts. ASU 2016-2013 requires that financial institutions and other organizations will use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on AFS debt securities and

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchased financial assets with credit deterioration. The Company adopted this guidance effective January 1, 2023 using a modified retrospective approach. The Company recorded a cumulative effect adjustment that increased the allowance for credit losses for loans and loan commitments by $3.0 million, increased deferred tax assets by $777,000 and decreased retained earnings by $2.1 million, net of tax.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — INVESTMENT SECURITIES

The following tables summarizes the amortized cost and fair value of AFS and HTM debt securities and equity investments and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses recognized in earnings (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2023	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,997	$—	$(6,222)	$61,775
U.S. State and Municipal securities	11,496	—	(1,797)	9,699
Residential MBS	419,331	1,198	(68,609)	351,920
Commercial MBS	36,879	71	(2,366)	34,584
Asset-backed securities	3,287	—	(58)	3,229
Total securities available-for-sale	$538,990	$1,269	$(79,052)	$461,207

Held-to-Maturity Securities:
U.S. Treasury securities	$29,895	$—	$(1,412)	$28,483
U.S. State and Municipal securities	15,569	—	(1,574)	13,995
Residential MBS	415,306	—	(60,556)	354,750
Commercial MBS	8,090	—	(1,066)	7,024
Total securities held-to-maturity	$468,860	$—	$(64,608)	$404,252

Equity Investments:
CRA Mutual Fund	$2,410	$—	$(287)	$2,123
Total equity investment securities	$2,410	$—	$(287)	$2,123

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2022	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,996	$—	$(8,624)	$59,372
U.S. State and Municipal securities	11,649	—	(2,437)	9,212
Residential MBS	413,998	279	(75,729)	338,548
Commercial MBS	37,069	10	(2,229)	34,850
Asset-backed securities	3,953	—	(188)	3,765
Total securities available-for-sale	$534,665	$289	$(89,207)	$445,747

Held-to-Maturity Securities:
U.S. Treasury securities	$29,852	$—	$(2,223)	$27,629
U.S. State and Municipal securities	15,814	—	(2,609)	13,205
Residential MBS	456,648	—	(67,027)	389,621
Commercial MBS	8,111	—	(1,276)	6,835
Total securities held-to-maturity	$510,425	$—	$(73,135)	$437,290

Equity Investments:
CRA Mutual Fund	$2,358	$—	$(310)	$2,048
Total equity investment securities	$2,358	$—	$(310)	$2,048

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the proceeds and associated gains and (losses) from sales and calls of securities (in thousands):

	Year ended December 31,
	2023	2022	2021
Proceeds	$—	$—	$43,241
Gross gains	$—	$—	$609
Tax impact	$—	$—	$(197)

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

	Held-to-Maturity		Available-for-Sale
At December 31, 2023	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$—	$—
After 1 year through 5 years	37,984	35,507	65,822	60,757
After 5 years through 10 years	1,112	1,044	22,163	21,174
After 10 years	429,764	367,701	451,005	379,276
Total Securities	$468,860	$404,252	$538,990	$461,207

	Held-to-Maturity		Available-for-Sale
At December 31, 2022	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$—	$—
After 1 year through 5 years	29,852	27,630	54,736	48,959
After 5 years through 10 years	9,505	8,130	36,043	32,872
After 10 years	471,068	401,530	443,886	363,916
Total Securities	$510,425	$437,290	$534,665	$445,747

There were $845.7 million and $25.0 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, at December 31, 2023 and 2022, respectively.

At December 31, 2023 and 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. At December 31, 2023 and 2022, all Residential and Commercial MBS held by the Company were issued by U.S. government-sponsored entities and agencies.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2023, debt securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2023	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$61,775	$(6,222)	$61,775	$(6,222)
U.S. State and Municipal securities	—	—	9,699	(1,797)	9,699	(1,797)
Residential MBS	—	—	292,970	(68,609)	292,970	(68,609)
Commercial MBS	10,873	(198)	13,322	(2,168)	24,195	(2,366)
Asset-backed securities	—	—	3,229	(58)	3,229	(58)
Total securities available-for-sale	$10,873	$(198)	$380,995	$(78,854)	$391,868	$(79,052)

Held-to-Maturity Securities:
U.S. Treasury securities	$—	$—	$28,483	$(1,412)	$28,483	$(1,412)
U.S. State and Municipal securities	—	—	13,995	(1,574)	13,995	(1,574)
Residential MBS	—	—	354,750	(60,556)	354,750	(60,556)
Commercial MBS	—	—	7,024	(1,066)	7,024	(1,066)
Total securities held-to-maturity	$—	$—	$404,252	$(64,608)	$404,252	$(64,608)

Except for U.S. State and Municipal securities, the Company has a zero loss expectation for its HTM securities portfolio, and therefore has no ACL related to these securities. Obligations of U.S. State and Municipal securities were rated investment grade at December 31, 2023 and the associated ACL was immaterial.

AFS securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. The unrealized losses on AFS securities are primarily due to the changes in market interest rates subsequent to purchase. In addition, the Company does not intend, nor would it be required to sell, these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no ACL was recognized during the year ended December 31, 2023.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2022, debt securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

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

Prior to the adoption of ASC 326 on January 1, 2023, the Company evaluated these securities for OTTI. The Company did not consider these securities to be OTTI at December 31, 2022 since the decline in market value was attributable to changes in interest rates and not to changes in credit quality. In addition, the Company did not intend to sell and did not believe that it is more likely than not that it would be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no impairment loss was recognized during the year ended December 31, 2022.

NOTE 5 — LOANS

Loans, net of deferred fees and costs, consist of the following (in thousands):

	At December 31,	At December 31,
	2023	2022
Real estate
Commercial	$3,857,711	$3,254,508
Construction	153,512	143,693
Multi-family	467,536	468,540
One-to four-family	94,704	53,207
Total real estate loans	4,573,463	3,919,948
Commercial and industrial	1,051,463	908,616
Consumer	17,086	24,931
Total loans	5,642,012	4,853,495
Deferred fees, net of origination costs	(17,215)	(12,972)
Loans, net of deferred fees and costs	5,624,797	4,840,523
Allowance for credit losses	(57,965)	(44,876)
Net loans	$5,566,832	$4,795,647

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were $3.3 billion and $2.4 billion of loans pledged to support wholesale funding at December 31, 2023 and 2022, respectively.

The following tables present the activity in the ACL by segment. The portfolio segments represent the categories that the Company uses to determine its ACL (in thousands):

	Commercial	Commercial			One-to four-
Year ended December 31, 2023	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for credit losses:
Beginning balance	$29,496	$10,274	$1,983	$2,823	$105	$195	$44,876
Cumulative effect of changes in accounting principle	48	471	424	705	181	421	2,250
Provision/(credit) for credit losses	6,091	1,408	(642)	4,687	377	137	12,058
Loans charged-off	—	(946)	—	—	—	(273)	(1,219)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$35,635	$11,207	$1,765	$8,215	$663	$480	$57,965

	Commercial	Commercial			One-to four-
Year ended December 31, 2022	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for credit losses:
Beginning balance	$22,216	$7,708	$2,105	$2,156	$140	$404	$34,729
Provision/(credit) for credit losses	7,280	2,540	(122)	667	(35)	(214)	10,116
Loans charged-off	—	—	—	—	—	—	—
Recoveries	—	26	—	—	—	5	31
Total ending allowance balance	$29,496	$10,274	$1,983	$2,823	$105	$195	$44,876

Net charge-offs (recoveries) for the years ended December 31, 2023 and 2022 were $1.2 million and $(31,000), respectively.

The following tables present the activity in the ACL for unfunded loan commitments (in thousands):

	Year ended December 31,
	2023	2022
Balance at the beginning of period	$180	$180
Cumulative effect of changes in accounting principle	777	—
Provision/(credit) for credit losses	225	—
Total ending allowance balance	$1,182	$180

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance in the ACL and the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	Commercial	Commercial			One-to four-
At December 31, 2023	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for credit losses:
Individually assessed	$—	$—	$—	$5,002	$—	$64	$5,066
Collectively assessed	35,635	11,207	1,765	3,213	663	416	52,899
Total ending allowance balance	$35,635	$11,207	$1,765	$8,215	$663	$480	$57,965
Loans:
Individually assessed	$40,955	$6,934	$—	$20,939	$—	$104	$68,932
Collectively assessed	3,816,756	1,044,529	153,512	446,597	94,704	16,982	5,573,080
Total ending loan balance	$3,857,711	$1,051,463	$153,512	$467,536	$94,704	$17,086	$5,642,012

	Commercial	Commercial			One-to four-
At December 31, 2022	Real Estate	& Industrial	Construction	Multi-family	Family	Consumer	Total
Allowance for credit losses:
Individually assessed	$—	$—	$—	$—	$—	$24	$24
Collectively assessed	29,496	10,274	1,983	2,823	105	171	44,852
Total ending allowance balance	$29,496	$10,274	$1,983	$2,823	$105	$195	$44,876
Loans:
Individually assessed	$26,740	$—	$—	$—	$899	$24	$27,663
Collectively assessed	3,227,768	908,616	143,693	468,540	52,308	24,907	4,825,832
Total ending loan balance	$3,254,508	$908,616	$143,693	$468,540	$53,207	$24,931	$4,853,495

The following tables present the recorded investment in non-accrual loans, loans past due over 90 days and still accruing by class of loans (in thousands):

		Nonaccrual	Loans Past Due
		Without an	Over 90 Days
At December 31, 2023	Nonaccrual	ACL	Still Accruing
Commercial real estate	$24,000	$24,000	$—
Commercial & industrial	6,934	6,934	—
Multi-family	20,939	—	—
Consumer	24	—	—
Total	$51,897	$30,934	$—

		Nonaccrual	Loans Past Due
		Without an	Over 90 Days
At December 31, 2022	Nonaccrual	ACL	Still Accruing
Consumer	$24	$—	$—
Total	$24	$—	$—

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest income on nonaccrual loans recognized on a cash basis for the years ended December 31, 2023 and 2022 was immaterial.

The following table presents the aging of the recorded investment in past due loans by class of loans (in thousands):

			90
	30-59	60-89	Days and	Total past	Current
At December 31, 2023	Days	Days	greater	due	loans	Total
Commercial real estate	$—	$—	$24,000	$24,000	$3,833,711	$3,857,711
Commercial & industrial	20	18	6,934	6,973	1,044,490	1,051,463
Construction	—	—	—	—	153,512	153,512
Multi-family	—	—	20,939	20,939	446,597	467,536
One-to four-family	612	—	—	612	94,092	94,704
Consumer	—	—	24	24	17,062	17,086
Total	$632	$18	$51,897	$52,548	$5,589,464	$5,642,012

			90
	30-59	60-89	Days and	Total past	Current
At December 31, 2022	Days	Days	greater	due	loans	Total
Commercial real estate	$—	$24,000	$—	$24,000	$3,230,508	$3,254,508
Commercial & industrial	37	—	—	37	908,579	908,616
Construction	—	—	—	—	143,693	143,693
Multi-family	8,000	—	—	8,000	460,540	468,540
One-to four-family	—	—	—	—	53,207	53,207
Consumer	21	—	24	45	24,886	24,931
Total	$8,058	$24,000	$24	$32,082	$4,821,413	$4,853,495

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loan balances by credit quality indicator and year of origination at December 31, 2023 (in thousands):

	2023	2022	2021	2020	2019	2018 & Prior	Revolving	Total
CRE
Pass	$1,500,873	$1,268,550	$512,497	$128,320	$200,304	$83,309	$44,672	$3,738,525
Special Mention	24,500	38,867	14,561	304	—	—	—	78,232
Substandard	—	40,954	—	—	—	—	—	40,954
Total	$1,525,373	$1,348,371	$527,058	$128,624	$200,304	$83,309	$44,672	$3,857,711

Construction
Pass	$84,881	$56,065	$—	$—	$—	$—	$12,566	$153,512
Total	$84,881	$56,065	$—	$—	$—	$—	$12,566	$153,512

Multi-family
Pass	$115,761	$114,652	$51,768	$23,655	$34,533	$69,510	$6,415	$416,294
Special Mention	—	30,303	—	—	—	—	—	30,303
Substandard	—	—	20,939	—	—	—	—	20,939
Total	$115,761	$144,955	$72,707	$23,655	$34,533	$69,510	$6,415	$467,536

One-to four-family
Current	$45,000	$4,081	$—	$9,784	$12,157	$23,682	$—	$94,704
Total	$45,000	$4,081	$—	$9,784	$12,157	$23,682	$—	$94,704

Commercial and industrial
Pass	$178,814	$252,359	$98,753	$23,943	$14,390	$5,904	$402,247	$976,410
Special Mention	3,840	33,918	—	2,080	—	—	28,281	68,119
Substandard	3,435	—	—	—	—	—	3,499	6,934
Total	$186,089	$286,277	$98,753	$26,023	$14,390	$5,904	$434,027	$1,051,463

Consumer
Current	$—	$—	$—	$—	$—	$17,062	$—	$17,062
Past due	—	—	—	—	—	24	—	24
Total	$—	$—	$—	$—	$—	$17,086	$—	$17,086

Charge-offs
Commercial and industrial	$—	$—	$915	$—	$—	$31	$—	$946
Consumer	—	—	—	—	—	273	—	273
	$—	$—	$915	$—	$—	$304	$—	$1,219

At December 31, 2023, there were $41.0 million and $20.9 million of CRE and Multi-family substandard classified collateral dependent loans, respectively. There were no loan modifications where the borrower was experiencing financial difficulty for the year ended December 31, 2023.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present loans individually evaluated for impairment pursuant to the disclosure requirements prior to the adoption of ASC 326 on January 1, 2023 (in thousands). For loans evaluated by credit risk ratings, the following table presents loan balances by credit quality indicator and by class of loans at December 31, 2022 (in thousands):

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

	At December 31, 2022			Year ended December 31, 2022
			Allowance
	Unpaid		for Loan	Average	Interest
	Principal	Recorded	Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With an allowance recorded:
Consumer	$24	$24	$24	$79	$—
Total	$24	$24	$24	$79	$—

Without an allowance recorded:
One-to four-family	$1,176	$899	$—	$832	$31
CRE	27,984	26,740	—	30,142	1,041
Total	$29,160	$27,639	$—	$30,974	$1,072

	At December 31, 2021			Year ended December 31, 2021
			Allowance
	Unpaid		for Loan	Average	Interest
	Principal	Recorded	Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With an allowance recorded:
One-to four-family	$577	$447	$26	$462	$21
Consumer	302	302	170	1,766	84
C&I	—	—	—	2,726	—
Total	$879	$749	$196	$4,954	$105

Without an allowance recorded:
One-to four-family	$646	$499	$—	$509	$26
CRE	38,518	38,518	—	15,975	325
C&I	—	—	—	77	—
Total	$39,164	$39,017	$—	$16,561	$351

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COVID-19

As of December 31, 2023, the Company had no loans that were modified in accordance with the COVID-19 Guidance and the CARES Act. As of December 31, 2022, the Company had one loan amounting to $20.8 million, or 0.43% of total loans, that was modified in accordance with the COVID-19 Guidance and the CARES Act. Included in C&I loans at December 31, 2023 and 2022 were $54,000 and $97,000, respectively, of PPP loans.

NOTE 6 — LEASES

The Company leases its corporate office, banking centers and loan production offices. The following tables present the Company’s lease cost and other information related to its operating leases (dollars in thousands):

	At December 31,
	2023	2022
Supplemental balance sheet information:
Lease assets	$42,245	$44,339
Lease liabilities	$46,430	$48,364

Weighted average remaining lease term in years	10.5	11.2
Weighted average discount rate	2.44%	2.26%

Components of lease cost:
Operating lease cost	$5,290	$5,405

Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5,191	$4,864
Non-cash activity related to lease assets:
Lease assets obtained from new operating lease liabilities	$2,036	$—

The following table presents the remaining maturity of lease liabilities as well as the reconciliation of undiscounted lease payments to the discounted operating lease liabilities (in thousands):

	At December 31,
	2023	2022
Lease liabilities maturing in:
2024	$5,012	$5,202
2025	5,257	4,976
2026	5,274	4,990
2027	4,899	5,008
2028	4,486	4,632
Thereafter	27,953	30,276
Total	$52,881	$55,084
Less: Present value discount	(6,451)	(6,720)
Total lease liabilities	$46,430	$48,364

Total rent expense for the year ended December 31, 2021 was $4.9 million.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

	At December 31,
	2023	2022
Furniture and Equipment	$16,175	$14,451
Land, buildings and improvements	13,479	13,479
Leasehold Improvements	24,636	20,595
Total Premises and Equipment	54,290	48,525
Less accumulated depreciation and amortization	(19,225)	(16,656)
Total Premises and Equipment, net	$35,065	$31,869

Depreciation and amortization expense amounted to $2.6 million, $2.5 million and $2.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 8 — DEPOSITS

Deposits consisted of the following (in thousands):

	At December 31,
	2023	2022

Noninterest bearing demand accounts	$1,837,874	$2,422,151
Money market	3,856,975	2,792,554
Savings accounts	7,043	11,144
Time deposits	35,400	52,063
Total deposits	$5,737,292	$5,277,912

Time deposits greater than $250,000 at December 31, 2023 and 2022 were $21.2 million and $30.8 million, respectively.

The following table presents the scheduled annual maturities of time deposits (in thousands):

At December 31,
2023
2024	$31,835
2025	2,614
2026	349
2027	479
2028	123
Total time deposits	$35,400

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — BORROWINGS

Federal Funds Purchased and FHLB Advances

Federal funds purchased and FHLBNY advances consisted of the following (in thousands):

			Interest Expense
	At December 31,	At December 31,	Year Ended December 31,
	2023	2022	2023	2022	2021
Federal funds purchased and securities sold under agreements to repurchase	$99,000	$150,000	$5,651	$601	$—
Federal Home Loan Bank of New York advances	$440,000	$100,000	$17,321	$292	$—

Federal funds purchased are generally overnight transactions and had a weighted average interest rate of 5.53% at December 31, 2023. The FHLBNY advances are generally short-term transactions and have a fixed weighted average interest rate of 5.54%. There were no securities sold under agreements to repurchase outstanding as December 31, 2023 and 2022.

At December 31, 2023, the Company had cash on deposit with the Federal Reserve Bank of New York and available secured wholesale funding borrowing capacity of $3.1 billion.

Trust Preferred Securities Payable

On December 7, 2005, the Company established MetBank Capital Trust I, a Delaware statutory trust (“Trust I”). The Company received all of the common stock of Trust I in exchange for contributed capital of $310,000. Trust I issued $10.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust I’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust I, mature on December 9, 2035 and are callable at any time. At December 31, 2023, the Debentures bore interest at a floating rate of three-month SOFR plus 1.85%. At December 31, 2022 the Debentures bore interest at a floating rate of three-month LIBOR plus 1.85%. The interest rates were 7.51% and 5.93% as of December 31, 2023 and 2022, respectively. See “NOTE 3 — SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS,” for a discussion on the adoption of ASU 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.

On July 14, 2006, the Company established MetBank Capital Trust II, a Delaware statutory trust (“Trust II”). The Company received all of the common stock of Trust II in exchange for contributed capital of $310,000. Trust II issued $10 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust II’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures II”) issued by the Company. The Debentures II, the sole assets of Trust II, mature on October 7, 2036 and are callable at any time. At December 31, 2023, the Debentures bore interest at a floating rate of three-month SOFR plus 2.00%. At December 31, 2022 the Debentures bore interest at a floating rate of three-month LIBOR plus 2.00%. The interest rates were 7.66% and 6.08% as of December 31, 2023 and 2022, respectively. See “NOTE 3—SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS,” for a discussion on the adoption of ASU 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.

The Company is not considered the primary beneficiary of these trusts; therefore, the trusts are not consolidated in the Company’s financial statements. Interest on the subordinated debentures may be deferred by the Company at any time or

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 10 — INCOME TAXES

Income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$21,503	$27,311	$16,883
State and local	10,947	14,162	12,252
Total current	32,450	41,473	29,135
Deferred
Federal	(2,662)	(1,919)	(405)
State and local	(138)	(2,081)	285
Total deferred	(2,800)	(4,000)	(120)
Total income tax expense	$29,650	$37,473	$29,015

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities consist of the following (in thousands):

	At December 31,
	2023	2022
Deferred tax assets:
Allowance for credit losses	$17,219	$13,698
Lease liabilities	13,793	14,782
Net unrealized loss on securities available for sale	23,098	27,084
Off balance sheet reserves	351	55
Restricted stock	1,666	1,140
Tangible asset	3	7
Non-qualified stock options	—	285
Other	147	95
Total gross deferred tax assets	56,277	57,146
Deferred tax liabilities:
Right of use lease asset	12,550	13,551
Depreciation and amortization	4,024	4,390
Net unrealized gain on interest rate derivatives	825	3,302
Prepaid assets	748	548
Other	—	—
Total gross deferred tax liabilities	18,147	21,791
Net deferred tax asset, included in other assets	$38,130	$35,355

The following is a reconciliation of the Company’s statutory federal income tax rate to its effective tax rate (in thousands):

	For the year ended December 31,
	2023		2022		2021
	Tax expense/		Tax expense/		Tax expense/
	(benefit)	Rate	(benefit)	Rate	(benefit)	Rate
Pretax income at statutory rates	$22,453	21.00%	$20,349	21.00%	$18,810	21.00%
State and local taxes, net of federal income tax benefit	8,539	7.99	9,544	9.85	9,904	11.06
Nondeductible expenses	(940)	(0.88)	8,175	8.44	680	0.76
Equity compensation	(1,063)	(0.99)	(302)	(0.31)	(467)	(0.52)
Tax-exempt income, net	(104)	(0.10)	(106)	(0.11)	(51)	(0.06)
Other	765	0.71	(187)	(0.20)	139	0.15
Effective income tax expense/rate	$29,650	27.73%	$37,473	38.67%	$29,015	32.39%

The Company and the Bank filed consolidated Federal, California, Connecticut, Kentucky, Massachusetts, New Jersey, New York State, New York City, and Tennessee income tax returns in 2022 and 2023. The Bank is subject to Alabama, Florida, and Missouri income taxes on a separate company basis.

As of December 31, 2023 and 2022, there are no unrecognized tax benefits, and the Company does not expect this to significantly change in the next twelve months. Except for California, Kentucky, and New Jersey, the Company is no longer subject to examination by the U.S. federal and state or local tax authorities for years prior to 2020. California, Kentucky, and New Jersey are no longer subject to examination for years prior to 2019. As of December 31, 2023, the Company was under audit in New York for the 2018 tax year, and in New York City for the 2019, 2020 and 2021 tax years. Due to the New York State audit, the 2018 and 2019 tax year for New York State statute of limitations has been extended to December 31, 2024. Due to the New York City audits, the 2019 tax year New York City statute of limitation has been extended to December 31, 2024.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, the Company had net deferred tax assets of $38.1 million. These deferred tax assets can only be realized if the Company generates taxable income in the future. The Company regularly evaluates the feasibility of the deferred tax asset positions. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Company expects to realize the deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance was deemed necessary against the deferred tax assets as of December 31, 2023. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, a valuation allowance may become necessary and could have a material effect on our consolidated financial statements.

NOTE 11 — RELATED PARTY TRANSACTIONS

Deposits from principal officers, directors, and their affiliates at December 31, 2023 and 2022 were $769,000 and $4.6 million, respectively.

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

In connection with the preparation of the proxy statement for the Company’s 2023 annual meeting of stockholders, the Company’s management and Executive Committee of the Board of Directors, along with outside counsel, reevaluated the 2023 Loan as well as the 2021 Loan. As part of this reevaluation, the Company determined that the 2023 Loan and the 2021 Loan were likely impermissible under applicable law and/or regulations. As a result of these determinations, and to the extent that the 2023 Loan and the Option Exercise were not void as a matter of law, on April 26, 2023, the Company and the executive officer entered into a Rescission Agreement (the “Rescission Agreement”). The Rescission Agreement provided, among other things, (i) that the 2023 Loan and the Option Exercise would be rescinded and deemed null and void, (ii) that payments made in respect of the 2023 Loan, if any, would be returned, and (iii) that any dividends received by the executive officer in respect of the Option Shares have been returned or repaid to the Company. In connection with the entry into the Rescission Agreement, the executive officer repaid, in full, the 2021 Loan. The aggregate amount of extensions of credit to the Company’s directors, executive officers, principal stockholders and their associates was $0 and $780,000 at December 31, 2023 and 2022, respectively.

In the third quarter of 2023, the executive officer exercised the 220,200 existing stock options on a net share settlement basis, resulting in the issuance of 71,655 shares of the Company’s common stock.

NOTE 12 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Other than derivative contracts, the Company did not have any liabilities that were measured at fair value at December 31, 2023 and December 31, 2022. AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain loans where the carrying value is based on the fair value of the underlying collateral. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At December 31, 2023
U.S. Government agency securities	$61,775	$—	$61,775	$—
U.S. State and Municipal securities	9,699	—	9,699	—
Residential mortgage securities	351,920	—	351,920	—
Commercial mortgage securities	34,584	—	34,584	—
Asset-backed securities	3,229	—	3,229	—
CRA Mutual Fund	2,123	2,123	—	—
Derivative assets	2,687	—	2,687	—
Derivative liabilities	6,037	—	6,037	—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2022
U.S. Government agency securities	$59,372	$—	$59,372	$—
U.S. State and Municipal securities	9,212	—	9,212	—
Residential mortgage securities	338,548	—	338,548	—
Commercial mortgage securities	34,850	—	34,850	—
Asset-backed securities	3,765	—	3,765	—
CRA Mutual Fund	2,048	2,048	—	—
Derivatives	—	—	—	—

There were no transfers between Level 1 and Level 2 during 2023 or 2022.

There were no material assets measured at fair value on a non-recurring basis at December 31, 2023 or December 31, 2022.

Assets and Liabilities Not Measured on a Recurring Basis

The Company has engaged an independent pricing service providers to provide the fair values of its financial assets and liabilities not measured at fair value. These providers follow FASB’s exit pricing guidelines, as required by ASC 820 Fair Value Measurement, when calculating the fair market value. Cash and cash equivalents include cash and due from banks and overnight deposits. The estimated fair values of cash and cash equivalents are assumed to equal their carrying values, as these financial instruments are either due on demand or have short-term maturities. For securities and the disability fund, if quoted market prices are not available for a specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. These pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads. The estimated fair value of loans are measured at amortized cost using an exit price notion. Ownership in equity securities of the FRB and FHLB is generally restricted and there is no established liquid market for their resale. The fair values of deposit liabilities with no stated maturity (i.e., money market and savings

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deposits, and non-interest-bearing demand deposits) are equal to the carrying amounts payable on demand. Time deposits are valued using a replacement cost of funds approach. Trust preferred securities are valued using a replacement cost of funds approach. For all other assets and liabilities it is assumed that the carrying value equals their current fair value.

Carrying amount and estimated fair values of financial instruments not carried at fair value were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2023	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$31,973	$31,973	$—	$—	$31,973
Overnight deposits	237,492	237,492	—	—	237,492
Securities held-to-maturity	468,860	—	404,252	—	404,252
Loans, net	5,566,832	—	—	5,474,238	5,474,238
Other investments
FRB Stock	11,410	N/A	N/A	N/A	N/A
FHLB Stock	25,558	N/A	N/A	N/A	N/A
Disability Fund	1,500	—	1,500	—	1,500
Time deposits at banks	498	498	—	—	498
Receivable from global payments business, net	87,648	—	—	87,648	87,648
Accrued interest receivable	31,948	—	2,007	29,941	31,948

Financial Liabilities:
Non-interest-bearing demand deposits	$1,837,874	$1,837,874	$—	$—	$1,837,874
Money market and savings deposits	3,864,018	3,864,018	—	—	3,864,018
Time deposits	35,400	—	35,011	—	35,011
Federal funds purchased	99,000	—	99,000	—	99,000
Federal Home Loan Bank of New York advances	440,000	—	440,000	—	440,000
Trust preferred securities payable	20,620	—	—	20,007	20,007
Prepaid debit cardholder balances	10,178	—	—	10,178	10,178
Accrued interest payable	1,894	1,028	475	391	1,894
Secured borrowings	7,585	—	7,585	—	7,585

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 14 — STOCK COMPENSATION PLAN

Equity Incentive Plan

At December 31, 2023, the Company maintained three stock compensation plans, the 2022 Equity Incentive Plan (the “2022 EIP”), the 2019 Equity Incentive Plan (the “2019 EIP”) and the 2009 Equity Incentive Plan (the “2009 EIP”). The 2019 EIP expired on May 31, 2022 but has outstanding restricted stock awards and PRSUs subject to vesting schedules. The 2009 EIP has also expired but had outstanding stock options that were exercised in 2023.

The 2022 EIP was approved on May 31, 2022 by stockholders of the Company. Under the 2022 EIP, the maximum number of shares of stock that may be delivered to participants in the form of restricted stock, restricted stock units and stock

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

options, including ISOs and non-qualified stock options, is 189,298, subject to adjustment as set forth in the 2022 EIP, plus any awards that are forfeited under the 2019 EIP after March 15, 2022.

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
December 31, 2023
Weighted
	Number of	Average
	Options	Exercise Price
Outstanding, beginning of period	220,200	$18.00
Granted	—	—
Exercised	(220,200)	18.00
Cancelled/forfeited	—	—
Outstanding, end of period	—	$—
Options vested and exercisable at end of period	—	$—

Weighted average remaining contractual life (years)	—
Weighted average intrinsic value	$—

The intrinsic value of exercises was $4.6 million and $417,000 for the years ended December 31, 2023 and 2022, respectively. There was no unrecognized compensation cost related to stock options at December 31, 2023 and 2022.

There was no compensation cost related to stock options during the years ended December 31, 2023, 2022 or 2021.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the first quarter of 2023, 2022 and 2021, 170,998, 72,025 and 78,582 restricted stock grants were issued to certain key personnel, respectively. One-third of these shares vest each year for three years beginning on March 1, 2024, March 1, 2023, and March 1, 2022, respectively. Total compensation cost that has been charged against income for restricted stock grants was $6.0 million, $4.5 million, and $2.4 million for years ended 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $7.8 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 1.80 years.

In January 2023, 27,500 restricted shares were granted to members of the Board of Directors, which vested in January 2024. In January 2022, 11,126 restricted shares were granted to members of the Board of Directors, which vested in January 2023. In January 2019, 38,900 restricted shares were granted to members of the Board of Directors in lieu of retainer fees for three years of service. In the fourth quarter of 2020, 1,785 shares were granted to a new member of the Board of Directors, all of which vested in the fourth quarter of 2021. Total expense for these awards was $1.6 million, $300,000 and $410,000 for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there was no unrecognized expense related to these grants.

The following table summarizes the changes in the Company’s restricted stock awards:

	Year ended
	December 31, 2023		December 31, 2022		December 31, 2021
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	129,562	$86.01	90,999	$47.35	76,289	$37.01
Granted	198,498	56.04	83,151	102.49	78,582	50.80
Forfeited	(29,218)	62.53	(578)	92.44	(10,200)	48.09
Vested	(64,990)	84.28	(44,010)	37.12	(53,672)	37.57
Outstanding at end of period	233,852	$63.98	129,562	$86.01	90,999	$47.35

The total fair value of shares vested is $3.7 million, $3.6 million, and $2.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Performance-Based Stock Units

During the second quarter of 2021, the Company established a long-term incentive award program under the 2019 EIP. Under the program, 90,000 PRSUs were awarded. During the second quarter of 2022, 20,800 PRSUs were forfeited and reissued pursuant to the 2022 EIP. The weighted average service inception date fair value of the outstanding awarded shares was $6.0 million. At the beginning of 2024, 2023, and 2022, 30,800, 29,200, and 30,000 PRSUs, respectively, were vested as all performance criteria were met. All vested shares will not be delivered until the first quarter of 2024. Total compensation cost that has been charged against income for the PRSUs was $2.2 million, $1.9 million and $1.9 million, for years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 15 — EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan for eligible employees. The contribution for any participant may not exceed the maximum amount allowable by law. Each year, the Company may elect to match a percentage of participant contributions. The Company may also elect each year to make additional discretionary contributions to the plan. The total contributions were $1.0 million, $889,000 and $774,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The following off-balance-sheet financial instruments whose contract amounts represent credit risk, are outstanding (in thousands):

	At December 31, 2023		At December 31, 2022
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Unused commitments	$67,418	$527,730	$40,685	$364,908
Standby and commercial letters of credit	59,532	—	53,947	—
	$126,950	$527,730	$94,632	$364,908

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within two years. At December 31, 2023, the interest rates for the Company’s commitments ranged from 3.0% to 9.5% for its fixed rate loan commitments and 6.0% to 12.5% for its variable rate loan commitments. At December 31, 2022, the interest rates for the Company’s commitments ranged from 3.0% to 8.5% for its fixed rate loan commitments and 6.0% to 11.5% for its variable rate loan commitments. The amount of collateral obtained, if any, by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Company or other financial institutions and securities.

The Company’s stand-by letters of credit amounted to $59.5 million and $53.9 million as of December 31, 2023 and 2022, respectively. The Company’s stand-by letters of credit are collateralized by interest-bearing accounts of $36.2 million and $28.7 million as of December 31, 2023 and 2022, respectively.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The FRB Consent Order provided for a civil money penalty of $14.5 million and requires the Bank’s board of directors to submit a plan to further strengthen board oversight of the management and operations of GPG and the Bank to develop, among other things, a written plan to enhance the Bank’s customer identification program, a plan to improve the Bank’s customer due diligence program and a plan to enhance the Bank’s third party risk management program. The NYSDFS Consent Order provided for a civil money penalty of $15.0 million and requires the Bank to provide certain information regarding the Bank’s program to supervise third-party program managers and various status reports regarding certain compliance-related matters in connection with the Bank’s oversight of third-party program managers of the Bank’s prepaid debit card program.

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

NOTE 17 — REGULATORY CAPITAL

The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At December 31, 2023 and 2022, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and Bank review capital levels on a monthly basis.

The Company and the Bank are subject to the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules). The minimum required capital conservation buffer was 2.5% at December 31, 2023 and December 31, 2022. As of December 31, 2023 and 2022, the capital conservation buffer for the Company was 4.8% and 5.4%, respectively. As of December 31, 2023 and 2022, the capital conservation buffer for the Bank was 4.5% and 5.1%, respectively. The net unrealized gain or loss on AFS securities is not included in the computation of the regulatory capital. The Company and the Bank meet all capital adequacy requirements, to which they are subject, as of December 31, 2023 and 2022.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2023 and 2022, the most recent regulatory notifications categorized the Bank and the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of actual capital amounts and ratios for the Company and the Bank compared to the requirements for minimum capital adequacy and classification as well capitalized. Actual and required capital amounts and ratios are presented below at year end (dollars in thousands):

			For		To be Well			Minimum
			Capital		Capitalized under			Capital
			Adequacy		Prompt Corrective			Conservation
	Actual		Purposes		Action Regulations			Buffer
	Amount	Ratio	Amount	Ratio	Amount		Ratio	Ratio
At December 31, 2023
The Company
Tier 1 leverage ratio (Tier 1 capital to average assets)	$722,844	10.6%	$274,064	4.0%	$	N/A	N/A	—%
Tier 1 common equity (to risk-weighted assets)	$702,224	11.5%	$274,867	4.5%	$	N/A	N/A	2.5%
Tier 1 capital (to risk-weighted assets)	$722,844	11.8%	$366,490	6.0%	$	N/A	N/A	2.5%
Total capital (to risk-weighted assets)	$781,991	12.8%	$488,653	8.0%	$	N/A	N/A	2.5%
The Bank
Tier 1 leverage ratio (Tier 1 capital to average assets)	$703,823	10.3%	$274,055	4.0%		$342,569	5.0%	—%
Tier 1 common equity (to risk-weighted assets)	$703,823	11.5%	$274,838	4.5%		$396,989	6.5%	2.5%
Tier 1 capital (to risk-weighted assets)	$703,823	11.5%	$366,451	6.0%		$488,601	8.0%	2.5%
Total capital (to risk-weighted assets)	$762,969	12.5%	$488,601	8.0%		$610,752	10.0%	2.5%

At December 31, 2022
The Company
Tier 1 leverage ratio (Tier 1 capital to average assets)	$641,082	10.2%	$250,963	4.0%	$	N/A	N/A	—%
Tier 1 common equity (to risk-weighted assets)	$620,462	12.1%	$230,879	4.5%	$	N/A	N/A	2.5%
Tier 1 capital (to risk-weighted assets)	$641,082	12.5%	$307,838	6.0%	$	N/A	N/A	2.5%
Total capital (to risk-weighted assets)	$686,139	13.4%	$410,451	8.0%	$	N/A	N/A	2.5%
The Bank
Tier 1 leverage ratio (Tier 1 capital to average assets)	$628,825	10.0%	$250,920	4.0%		$313,650	5.0%	—%
Tier 1 common equity (to risk-weighted assets)	$628,825	12.3%	$230,815	4.5%		$333,399	6.5%	2.5%
Tier 1 capital (to risk-weighted assets)	$628,825	12.3%	$307,753	6.0%		$410,337	8.0%	2.5%
Total capital (to risk-weighted assets)	$673,876	13.1%	$410,337	8.0%		$512,922	10.0%	2.5%

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

	Year Ended December 31,
	2023	2022	2021
Basic
Net income per consolidated statements of income	$77,268	$59,425	$60,555
Less: Earnings allocated to participating securities	(365)	(141)	(739)
Net income available to common stockholders	$76,903	$59,284	$59,816

Weighted average common shares outstanding including participating securities	11,112,572	10,955,077	9,123,037
Less: Weighted average participating securities	(52,462)	(26,056)	(111,337)
Weighted average common shares outstanding	11,060,110	10,929,021	9,011,700

Basic earnings per common share	6.95	5.42	6.64

Diluted
Net income allocated to common stockholders	$76,903	$59,284	$59,816

Weighted average common shares outstanding for basic earnings per common share	11,060,110	10,929,021	9,011,700
Add: Dilutive effects of assumed exercise of stock options	—	170,648	170,792
Add: Dilutive effects of assumed vesting of performance based restricted stock	69,790	56,711	51,581
Add: Dilutive effects of assumed vesting of restricted stock units	—	43,804	38,749
Average shares and dilutive potential common shares	11,129,900	11,200,184	9,272,822

Dilutive earnings per common share	$6.91	$5.29	$6.45

For the year ended December 31, 2023, 248,234 of restricted stock units were not considered in the calculation of diluted earnings per share as their inclusion would be anti-dilutive. All stock options, performance based restricted stock units and restrictive stock units were considered in computing diluted earnings per common share for the years ended December 31, 2022 and 2021.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in Accumulated Other Comprehensive Income (Loss) balances, net of tax effects at the dates indicated (in thousands):

			Total
			Accumulated
			Other
	AFS	Cash Flow	Comprehensive
	Securities	Hedge	Income (Loss)
Balance at January 1, 2023	$(61,834)	$7,536	$(54,298)
Unrealized gain (loss) arising during the period, net of tax	7,149	(2,417)	4,732
Reclassification adjustment for gain included in net income, net of tax	—	(3,370)	(3,370)
Other comprehensive income (loss), net of tax	7,149	(5,787)	1,362
Balance at December 31, 2023	$(54,685)	$1,749	$(52,936)

Balance at January 1, 2022	$(8,253)	$749	$(7,504)
Unrealized gain (loss) arising during the period, net of tax	(53,581)	8,137	(45,444)
Reclassification adjustment for gain included in net income, net of tax	—	(1,350)	(1,350)
Other comprehensive income (loss), net of tax	(53,581)	6,787	(46,794)
Balance at December 31, 2022	$(61,834)	$7,536	$(54,298)

Balance at January 1, 2021	$2,283	$(1,310)	$973
Unrealized gain (loss) arising during the period, net of tax	(10,124)	2,059	(8,065)
Reclassification adjustment for gain included in net income, net of tax	(412)	—	(412)
Other comprehensive income (loss), net of tax	(10,536)	2,059	(8,477)
Balance at December 31, 2021	$(8,253)	$749	$(7,504)

The following table presents the tax effects allocated to each component of Accumulated Other Comprehensive Income (Loss) at the dates indicated (in thousands):

	Gross	Tax
	Amount	Component	Total
At December 31, 2023
Unrealized gain (loss) on AFS Securities	$(77,783)	$23,098	$(54,685)
Unrealized gain (loss) on Cash Flow Hedges	2,574	(825)	1,749
Total ending other comprehensive income (loss)	$(75,209)	$22,273	$(52,936)

At December 31, 2022
Unrealized gain (loss) on AFS Securities	$(88,918)	$27,084	$(61,834)
Unrealized gain (loss) on Cash Flow Hedges	10,787	(3,251)	7,536
Total ending other comprehensive income (loss)	$(78,131)	$23,833	$(54,298)

At December 31, 2021
Unrealized gain (loss) on AFS Securities	$(11,984)	$3,731	$(8,253)
Unrealized gain (loss) on Cash Flow Hedges	1,032	(283)	749
Total ending other comprehensive income (loss)	$(10,952)	$3,448	$(7,504)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The proceeds from sales and calls of securities during the years ended December 31, 2023, 2022 and 2021 were $0.0, $0.0 and $43.2 million, respectively. The following table shows the amounts reclassified out of each component of accumulated other comprehensive income for the realized gain on the sale of securities and the realized gain on cash flow hedges (in thousands):

				Affected line item in
				the Consolidated Statements
	Year Ended December 31,			of Operations
	2023	2022	2021
Realized gain on sale of AFS securities	$—	$—	$609	Gain on Sale of Securities
Income tax (expense) benefit	—	—	(197)	Income tax expense
Total reclassifications, net of income tax	$—	$—	$412

Realized gain on cash flow hedges	$4,864	$1,949	$—	Licensing fees
Income tax (expense) benefit	(1,494)	(599)	—	Income tax expense
Total reclassifications, net of income tax	$3,370	$1,350	$—

NOTE 20 – REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers that are in the scope of ASC 606, Revenue from Contracts with Customers are recognized in non-interest income. The following table presents the Company’s revenue from contracts with customers (in thousands):

	Year ended December 31,
	2023	2022	2021
Service charges on deposit accounts	$6,071	$5,747	$4,755
Global Payments Group revenue	19,005	19,341	16,445
Other service charges and fees	2,804	1,763	1,950
Total	$27,880	$26,851	$23,150

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other service charges

The primary component of other service charges relates to letter of credit fees and FX conversion fees. The Company outsources FX conversion for foreign currency transactions to correspondent banks. The Company earns a portion of an FX conversion fee that the customer is charged to process an FX conversion transaction. Revenue is recognized at the end of the month once the customer has remitted the transaction information to the Company.

NOTE 21 – DERIVATIVES

On occasion, the Company enters into derivative contracts as a part of its asset liability management strategy to help manage its interest rate risk position. At December 31, 2023, these derivatives had a notional amount of $700.0 million and contractual maturities ranging from August 1, 2025 to September 23, 2025. The notional amount of the derivatives does not represent the amount exchanged by the parties. The derivatives were designated as cash flow hedges of certain deposit liabilities and borrowings of the Company. The hedges were determined to be highly effective during the year ended December 31, 2023. The Company expects the hedges to remain highly effective during the remaining term of the derivatives.

In addition, the Company periodically enters into certain commercial loan interest rate swap agreements to provide commercial loan customers the ability to convert loans from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges, the instruments are marked to market in earnings. At December 31, 2023, these interest rate swaps have a notional amount of $69.0 million and a contractual maturity of August 15, 2028.

The following tables reflect the derivatives recorded on the balance sheet (in thousands):

		Fair Value
	Notional	Other	Other
	Amount	Assets	Liabilities
At December 31, 2023
Derivatives designated as hedges:
Interest rate swaps related to customer deposits and borrowings	$700,000	$1,530	$4,880

Derivatives not designated as hedges:
Interest rate swaps	$69,000	$1,157	$1,157

At December 31, 2022
Derivatives designated as hedges:
Interest rate cap related to customer deposits	$—	$—	$—

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of cash flow hedge accounting on accumulated other comprehensive income is as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Interest rate swaps and caps related to customer deposits and borrowings
Amount of gain (loss) recognized in OCI, net of tax	$(2,355)	$6,787	$(1,311)
Amount of gain (loss) reclassified from OCI into income	$4,864	$1,949	$—
Location of gain (loss) reclassified from OCI into income	Licensing fees	N/A	N/A

NOTE 22 — PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the Company (parent company only) is as follows (in thousands):

Condensed Statements of Financial Condition

	At December 31,
	2023	2022
Assets
Cash and due from banks	$16,946	$9,476
Loans, net of allowance for credit losses	—	776
Investments	620	620
Investment in subsidiary bank, at equity	660,620	584,522
Other assets	2,007	1,520
Total assets	680,193	596,914

Liabilities and Stockholders’ Equity
Trust preferred securities	20,620	20,620
Other liabilities	552	397
Total liabilities	21,172	21,017

Stockholders’ Equity
Common stock	111	109
Surplus	395,871	389,276
Retained earnings	315,975	240,810
Accumulated other comprehensive income (loss), net of tax	(52,936)	(54,298)
Total equity	659,021	575,897
Total liabilities and stockholders’ equity	$680,193	$596,914

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Operations

	Year Ended December 31,
	2023	2022	2021
Income
Loans	$3	$9	$14
Securities and money market funds	46	25	13
Total interest income	49	34	27
Interest expense
Trust preferred securities	1,514	823	438
Subordinated debt	—	605	1,618
Total interest expense	1,514	1,428	2,056
Net interest expense	(1,465)	(1,394)	(2,029)
Provision for credit losses	4	—	—
Net interest expense after provision for credit losses	(1,461)	(1,394)	(2,029)
Other expense	5,227	2,767	1,288
Loss before undistributed earnings of subsidiary bank	(6,688)	(4,161)	(3,317)
Equity in undistributed earnings of subsidiary bank	82,101	62,357	62,798
Income before income tax benefit	75,413	58,196	59,481
Income tax benefit	1,855	1,229	1,074
Net income	$77,268	$59,425	$60,555

Comprehensive income	$78,630	$12,631	$52,078

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Cash Flows

	Year Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities
Net income	$77,268	$59,425	$60,555
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed earnings of subsidiary bank	(82,101)	(62,357)	(58,798)
Cash dividend from subsidiary bank	5,000	—	4,000
Other operating adjustments	9,697	6,351	(746)
Net cash provided by (used in) operating activities	9,864	3,419	5,011

Cash Flows From Investing Activities
Investments in subsidiary bank	—	—	(132,000)
Proceeds from loan payments	776	—	—
Net cash provided by (used in) investing activities	776	—	(132,000)

Cash Flows From Financing Activities
Redemption of common stock for tax withholdings for restricted stock vesting	(3,170)	(1,559)	(3,385)
Redemption of subordinated notes	—	(24,712)	—
Proceeds from issuance of common stock, net	—	—	162,687
Net cash provided by (used in) financing activities	(3,170)	(26,271)	159,302

Increase (decrease) in cash and cash equivalents	7,470	(22,852)	32,313
Cash and cash equivalents, beginning of year	9,476	32,328	15
Cash and cash equivalents, end of year	$16,946	$9,476	$32,328