Form 10-Q
period 2024-03-31
Metropolitan Bank Holding Corp.
filed 2024-05-03
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

YES ☐     NO ☒

There were 11,192,936 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 1, 2024.

METROPOLITAN BANK HOLDING CORP.

Form 10-Q

GLOSSARY OF COMMON TERMS AND ACRONYMS

ACL	Allowance for Credit Losses	FHLBNY	Federal Home Loan Bank of New York
AFS	Available-for-sale	FRB	Federal Reserve Bank
ALCO	Asset Liability Committee	FRBNY	Federal Reserve Bank of New York
ALLL	Allowance for loan and lease losses	FX	Foreign exchange
AOCI	Accumulated Other Comprehensive Income	GAAP	U.S. Generally accepted accounting principles
ASC	Accounting Standards Codification	GPG	Global Payments Group
ASU	Accounting Standards Update	HTM	Held-to-maturity
Bank	Metropolitan Commercial Bank	IRR	Interest rate risk
BHC Act	Bank Holding Company Act of 1956, as amended	ISO	Incentive stock option
BSA	Bank Secrecy Act	JOBS Act	The Jumpstart Our Business Startups Act
C&I	Commercial and Industrial	LIBOR	London Inter-Bank Offered Rate
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	LTV	Loan-to-value
CECL	Current Expected Credit Loss	MBS	Mortgage-backed securities
CFPB	Consumer Financial Protection Bureau	NYSDFS	New York State Department of Financial Services
Company	Metropolitan Bank Holding Corp.	OCC	Office of the Comptroller of the Currency
Coronavirus	COVID-19	OTTI	Other-than-temporary impairment
CRA	Community Reinvestment Act	PPP	Paycheck Protection Program
CRE	Commercial real estate	PRSU	Performance Restricted Share Units
CRE Guidance	Commercial Real Estate Lending, Sound Risk Management Practices	ROU	Right of Use
DIF	Deposit Insurance Fund	SEC	U.S. Securities and Exchange Commission
EGC	Emerging Growth Company	SOFR	Secured Overnight Financing Rate
EVE	Economic value of equity	TDR	Troubled debt restructuring
FASB	Financial Accounting Standards Board	USD	U.S. Dollar
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that are difficult to predict and are generally beyond our control and that may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2024 and in this Quarterly Report on Form 10-Q. In addition, these factors include but are not limited to:

●	the interest rate policies of the Board of Governors of the Federal Reserve System and other regulatory bodies;
●	an unexpected deterioration in the performance of our loan or securities portfolios;
●	changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
●	unexpected increases in our expenses;
●	different than anticipated growth and our ability to manage our growth;
●	global pandemics, including the lingering effects of COVID-19, or localized epidemics, could adversely affect the Company’s financial condition and results of operations;
●	potential recessionary conditions, including the related effects on our borrowers and on our financial condition and results of operations;
●	unexpected increases in credit losses or in the level of delinquent, nonperforming, classified and criticized loans;
●	an inability to absorb the amount of actual losses inherent in our existing loan portfolio;
●	an unanticipated loss of key personnel or existing clients;
●	increases in competitive pressures among financial institutions or from non-financial institutions, which may result in unanticipated changes in our loan or deposit rates;
●	unanticipated increases in FDIC costs;
●	legislative, tax or regulatory changes or actions, which may adversely affect the Company’s business;
●	impacts related to or resulting from recent bank failures;
●	changes in deposit flows, funding sources or loan demand, which may adversely affect the Company’s business;
●	changes in accounting principles, policies or guidelines may cause the Company’s financial condition or results of operation to be reported or perceived differently;
●	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which the Company does business, or conditions in the securities markets or the banking industry being less favorable than currently anticipated;
●	unanticipated adverse changes in our clients’ economic conditions;
●	inflation, which may lead to higher operating costs;

●	declines in real estate values in the Company’s market area, which may adversely affect its loan production;
●	an unexpected adverse financial, regulatory, legal or bankruptcy event experienced by our non-bank financial service clients;
●	technological changes that may be more difficult or expensive to implement than anticipated;
●	system failures or cybersecurity breaches of our information technology infrastructure or those of the Company’s third-party service providers or those of our non-bank financial service clients for which we provide global payments infrastructure;
●	emerging issues related to the development and use of artificial intelligence could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business or clients;
●	the failure to maintain current technologies and to successfully implement future information technology enhancements;
●	the effects of any developments, changes or actions relating to any litigation or regulatory proceedings brought against us or any of our subsidiaries;
●	the costs, including the possible incurrence of fines, penalties, or other negative effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions, or other legal actions to which we or any of our subsidiaries are a party, and which may adversely affect our results;
●	the current or anticipated impact of military conflict, terrorism or other geopolitical events;
●	the ability to attract or retain key employees;
●	the successful implementation or consummation of new business initiatives, which may be more difficult or expensive than anticipated;
●	the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by clients;
●	changes in consumer spending, borrowing or savings habits;
●	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies, non-performing assets and charge-offs and changes in the estimates of the adequacy of the ACL;
●	an unexpected failure to successfully manage our credit risk and the sufficiency of our allowance for credit losses;
●	the credit and other risks from borrower and depositor concentrations (by geographic area and by industry);
●	the difficulties associated with achieving or predicting expected future financial results; and
●	the potential impact on the Company’s operations and clients resulting from natural or man-made disasters, wars, acts of terrorism, cyberattacks and pandemics.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2024	2023
Assets
Cash and due from banks	$34,037	$31,973
Overnight deposits	500,366	237,492
Total cash and cash equivalents	534,403	269,465
Investment securities available-for-sale, at fair value	497,789	461,207
Investment securities held-to-maturity (estimated fair value of $393.2 million and $404.3 million at March 31, 2024 and December 31, 2023, respectively)	460,249	468,860
Equity investment securities, at fair value	2,115	2,123
Total securities	960,153	932,190
Other investments	32,669	38,966
Loans, net of deferred fees and costs	5,719,218	5,624,797
Allowance for credit losses	(58,538)	(57,965)
Net loans	5,660,680	5,566,832
Receivable from global payments business, net	93,852	87,648
Other assets	171,614	172,571
Total assets	$7,453,371	$7,067,672
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand deposits	$1,927,629	$1,837,874
Interest-bearing deposits	4,309,913	3,899,418
Total deposits	6,237,542	5,737,292
Federal funds purchased	—	99,000
Federal Home Loan Bank of New York advances	300,000	440,000
Trust preferred securities	20,620	20,620
Secured and other borrowings	107,549	7,585
Prepaid third-party debit cardholder balances	18,685	10,178
Other liabilities	95,434	93,976
Total liabilities	6,779,830	6,408,651

Common stock, $0.01 par value, 25,000,000 shares authorized, 11,191,958 and 11,062,729 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	112	111
Additional paid in capital	393,341	395,871
Retained earnings	332,178	315,975
Accumulated other comprehensive income (loss), net of tax	(52,090)	(52,936)
Total stockholders’ equity	673,541	659,021
Total liabilities and stockholders’ equity	$7,453,371	$7,067,672

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2024	2023
Interest and dividend income
Loans, including fees	$102,381	$75,960
Securities	5,144	4,495
Overnight deposits	4,154	2,484
Other interest and dividends	656	324
Total interest income	112,335	83,263
Interest expense
Deposits	46,886	22,373
Borrowed funds	5,361	2,026
Trust preferred securities	379	330
Total interest expense	52,626	24,729

Net interest income	59,709	58,534
Provision for credit losses	528	646
Net interest income after provision for credit losses	59,181	57,888

Non-interest income
Service charges on deposit accounts	1,863	1,456
Global Payments Group revenue	4,069	4,850
Other income	1,072	668
Total non-interest income	7,004	6,974

Non-interest expense
Compensation and benefits	19,827	16,255
Bank premises and equipment	2,343	2,344
Professional fees	5,972	4,187
Technology costs	3,011	1,313
Licensing fees	3,276	2,662
FDIC assessments	2,925	2,814
Regulatory settlement reserve	—	(2,500)
Other expenses	4,546	3,950
Total non-interest expense	41,900	31,025

Net income before income tax expense	24,285	33,837
Income tax expense	8,082	8,761
Net income	$16,203	$25,076

Earnings per common share
Basic earnings	$1.46	$2.26
Diluted earnings	$1.46	$2.25

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three months ended
	March 31,
	2024	2023
Net Income	$16,203	$25,076

Other comprehensive income:
Securities available-for-sale:
Unrealized gain (loss) arising during the period	(4,488)	8,233
Tax effect	1,921	(2,514)
Net of tax	(2,567)	5,719

Cash flow hedges:
Unrealized gain (loss) arising during the period	6,087	(1,006)
Reclassification adjustment for gains included in net income	(1,251)	(1,235)
Tax effect	(1,423)	688
Net of tax	3,413	(1,553)

Total other comprehensive income (loss)	846	4,166

Comprehensive Income (Loss)	$17,049	$29,242

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share data)

	Common		Additional	Retained	AOCI (Loss),
	Stock		Paid-in Capital	Earnings	Net	Total
	Shares	Amount
Three Months Ended
Balance at January 1, 2024	11,062,729	$111	$395,871	$315,975	$(52,936)	$659,021
Issuance of common stock under stock compensation plans	215,273	1	—	—	—	1
Employee and non-employee stock-based compensation	—	—	1,926	—	—	1,926
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(86,044)	—	(4,456)	—	—	(4,456)
Net income	—	—	—	16,203	—	16,203
Other comprehensive income (loss)	—	—	—	—	846	846
Balance at March 31, 2024	11,191,958	$112	$393,341	$332,178	$(52,090)	$673,541

Balance at January 1, 2023	10,949,965	109	389,276	240,810	(54,298)	575,897
Cumulative effect of changes in accounting principle	—	—	—	(2,103)	—	(2,103)
Issuance of common stock under stock compensation plans	285,190	3	3,962	—	—	3,965
Employee and non-employee stock-based compensation	—	—	2,222	—	—	2,222
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(23,881)	—	(1,336)	—	—	(1,336)
Net income	—	—	—	25,076	—	25,076
Other comprehensive income (loss)	—	—	—	—	4,166	4,166
Balance at March 31, 2023	11,211,274	$112	$394,124	$263,783	$(50,132)	$607,887

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$16,203	$25,076
Adjustments to reconcile net income to net cash:
Net depreciation, amortization, and accretion	(3,193)	1,234
Provision for credit losses	528	646
Stock-based compensation	1,926	2,222
Other, net	8	(39)
Net change in:
Receivable from global payments, net	(6,204)	1,818
Third-party debit cardholder balances	8,507	523
Other assets	4,784	(2,645)
Other liabilities	2,437	10,193
Net cash provided by (used in) operating activities	24,996	39,028

Cash flows from investing activities
Loan originations, purchases and payments, net	(90,473)	(11,433)
Redemptions of FRB and FHLB Stock	6,300	53,998
Purchases of FRB and FHLB Stock	(3)	(58,488)
Purchase of securities available-for-sale	(53,306)	—
Proceeds from paydowns and maturities of securities available-for-sale	12,314	9,751
Proceeds from paydowns and maturities of securities held-to-maturity	8,463	8,741
Purchase of premises and equipment, net	(111)	(980)
Net cash provided by (used in) investing activities	(116,816)	1,589

Cash flows from financing activities
Proceeds from (repayments of) federal funds purchased	(99,000)	45,000
Proceeds from (repayments of) FHLB advances, net	(140,000)	100,000
Proceeds from exercise of stock options	—	3,964
Redemption of common stock for tax withholdings for restricted stock vesting	(4,456)	(1,336)
Proceeds from (repayments of) secured and other borrowings, net	99,964	(36)
Net increase (decrease) in deposits	500,250	(146,124)
Net cash provided by (used in) financing activities	356,758	1,468

Increase (decrease) in cash and cash equivalents	264,938	42,085
Cash and cash equivalents at the beginning of the period	269,465	257,418
Cash and cash equivalents at the end of the period	$534,403	$299,503

Supplemental information
Cash paid for:
Interest	$51,874	$24,768
Income Taxes	$11,367	$3,192

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

The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or for any other period.

The unaudited financial statements presented in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC.

NOTE 3 — SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASC 326”), which requires the measurement of all expected credit losses for financial assets held at amortized cost to be based on historical experience, current condition, and reasonable and supportable forecasts. ASC 326 requires that financial institutions and other organizations will use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration. The Company adopted this guidance effective January 1, 2023 using a modified retrospective approach. The Company recorded a cumulative effect adjustment that increased the allowance for credit losses for loans and loan commitments by $3.0 million, increased deferred tax assets by $777,000 and decreased retained earnings by $2.1 million, net of tax.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provided optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (ASC 848): Deferral of Sunset Date of Topic 848, which deferred the sunset date of ASC 848 from December 31, 2022, to December 31, 2024 because the current relief in ASC 848 did not cover the June 30, 2023 cessation date for the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR. The Company’s LIBOR-based instruments included loans and trust preferred security liabilities. The required transition has been implemented successfully and LIBOR is no longer offered to clients as a floating rate loan index. The trust preferred securities have transitioned to SOFR.

NOTE 4 — INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of AFS and HTM debt securities and equity investments and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses recognized in earnings (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At March 31, 2024	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,998	$—	$(6,319)	$61,679
U.S. State and Municipal securities	11,458	—	(1,870)	9,588
Residential MBS	451,171	653	(71,812)	380,012
Commercial MBS	46,266	—	(2,873)	43,393
Asset-backed securities	3,167	—	(50)	3,117
Total securities available-for-sale	$580,060	$653	$(82,924)	$497,789

Held-to-Maturity Securities:
U.S. Treasury securities	$29,906	$—	$(1,330)	$28,576
U.S. State and Municipal securities	15,507	—	(1,746)	13,761
Residential MBS	406,752	—	(62,921)	343,831
Commercial MBS	8,084	—	(1,072)	7,012
Total securities held-to-maturity	$460,249	$—	$(67,069)	$393,180

Equity Investments:
CRA Mutual Fund	$2,425	$—	$(310)	$2,115
Total equity investment securities	$2,425	$—	$(310)	$2,115

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2023	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,997	$—	$(6,222)	$61,775
U.S. State and Municipal securities	11,496	—	(1,797)	9,699
Residential MBS	419,331	1,198	(68,609)	351,920
Commercial MBS	36,879	71	(2,366)	34,584
Asset-backed securities	3,287	—	(58)	3,229
Total securities available-for-sale	$538,990	$1,269	$(79,052)	$461,207

Held-to-Maturity Securities:
U.S. Treasury securities	$29,895	$—	$(1,412)	$28,483
U.S. State and Municipal securities	15,569	—	(1,574)	13,995
Residential MBS	415,306	—	(60,556)	354,750
Commercial MBS	8,090	—	(1,066)	7,024
Total securities held-to-maturity	$468,860	$—	$(64,608)	$404,252

Equity Investments:
CRA Mutual Fund	$2,410	$—	$(287)	$2,123
Total equity investment securities	$2,410	$—	$(287)	$2,123

There were no proceeds from sales or calls of AFS securities for the three months ended March 31, 2024 and 2023.

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

	Held-to-Maturity		Available-for-Sale
At March 31, 2024	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$20,021	$19,299	$—	$—
After 1 year through 5 years	17,969	16,289	72,958	67,179
After 5 years through 10 years	1,046	974	19,320	17,724
After 10 years	421,213	356,618	487,782	412,886
Total Securities	$460,249	$393,180	$580,060	$497,789

	Held-to-Maturity		Available-for-Sale
At December 31, 2023	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$—	$—
After 1 year through 5 years	37,984	35,507	65,822	60,757
After 5 years through 10 years	1,112	1,044	22,163	21,174
After 10 years	429,764	367,701	451,005	379,276
Total Securities	$468,860	$404,252	$538,990	$461,207

At March 31, 2024, there was $180.9 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $68.1 million was encumbered. At December 31, 2023, there was $845.7 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $60.0 million was encumbered.

At March 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. At March 31, 2024 and December

31, 2023, all of the residential MBS and commercial MBS held by the Company were issued by U.S. Government-sponsored entities and agencies.

Debt securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At March 31, 2024	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$61,679	$(6,319)	$61,679	$(6,319)
U.S. State and Municipal securities	—	—	9,588	(1,870)	9,588	(1,870)
Residential MBS	51,236	(656)	281,826	(71,156)	333,062	(71,812)
Commercial MBS	30,291	(612)	13,102	(2,261)	43,393	(2,873)
Asset-backed securities	—	—	3,117	(50)	3,117	(50)
Total securities available-for-sale	$81,527	$(1,268)	$369,312	$(81,656)	$450,839	$(82,924)

Held-to-Maturity Securities:
U.S. Treasury securities	$—	$—	$28,576	$(1,330)	$28,576	$(1,330)
U.S. State and Municipal securities	—	—	13,761	(1,746)	13,761	(1,746)
Residential MBS	—	—	343,831	(62,921)	343,831	(62,921)
Commercial MBS	—	—	7,012	(1,072)	7,012	(1,072)
Total securities held-to-maturity	$—	$—	$393,180	$(67,069)	$393,180	$(67,069)

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2023	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$61,775	$(6,222)	$61,775	$(6,222)
U.S. State and Municipal securities	—	—	9,699	(1,797)	9,699	(1,797)
Residential MBS	—	—	292,970	(68,609)	292,970	(68,609)
Commercial MBS	10,873	(198)	13,322	(2,168)	24,195	(2,366)
Asset-backed securities	—	—	3,229	(58)	3,229	(58)
Total securities available-for-sale	$10,873	$(198)	$380,995	$(78,854)	$391,868	$(79,052)

Held-to-Maturity Securities:
U.S. Treasury securities	$—	$—	$28,483	$(1,412)	$28,483	$(1,412)
U.S. State and Municipal securities	—	—	13,995	(1,574)	13,995	(1,574)
Residential MBS	—	—	354,750	(60,556)	354,750	(60,556)
Commercial MBS	—	—	7,024	(1,066)	7,024	(1,066)
Total securities held-to-maturity	$—	$—	$404,252	$(64,608)	$404,252	$(64,608)

Except for U.S. State and Municipal securities, the Company has a zero loss expectation for its HTM securities portfolio, and therefore has no ACL related to these securities. At March 31, 2024 and December 31, 2023, Obligations of U.S. State and Municipal securities were rated investment grade and the associated ACL was immaterial.

AFS securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. The unrealized losses on AFS securities are primarily due to the changes in market interest rates subsequent to purchase. In addition, the Company does not intend, nor would it be required, to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no ACL was recognized during the three months ended March 31, 2024 and 2023.

NOTE 5 — LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans, net of deferred costs and fees, consist of the following (in thousands):

	At	At
	March 31,	December 31,
	2024	2023
Real estate
Commercial	$3,951,071	$3,857,711
Construction	150,257	153,512
Multi-family	467,979	467,536
One-to four-family	93,264	94,704
Total real estate loans	4,662,571	4,573,463
Commercial and industrial	1,057,488	1,051,463
Consumer	16,069	17,086
Total loans	5,736,128	5,642,012
Deferred fees, net of origination costs	(16,910)	(17,215)
Loans, net of deferred fees and costs	5,719,218	5,624,797
Allowance for credit losses	(58,538)	(57,965)
Net loans	$5,660,680	$5,566,832

Included in C&I loans at March 31, 2024 and December 31, 2023 were $44,000 and $54,000, respectively, of PPP loans. At March 31, 2024, $3.7 billion of loans were pledged to support wholesale funding, of which $411.9 million were encumbered. At December 31, 2023, $3.3 billion of loans were pledged to support wholesale funding, of which $548.6 million were encumbered.

The following tables present the activity in the ACL for funded loans by segment. The portfolio segments represent the categories that the Company uses to determine its ACL (in thousands):

				Multi-	One-to four-
Three months ended March 31, 2024	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$35,635	$11,207	$1,765	$8,215	$663	$480	$57,965
Provision/(credit) for credit losses	1,068	(270)	(53)	(44)	(142)	15	574
Loans charged-off	—	—	—	—	—	(3)	(3)
Recoveries	1	—	—	—	—	1	2
Total ending allowance balance	$36,704	$10,937	$1,712	$8,171	$521	$493	$58,538

				Multi-	One-to four-
Three months ended March 31, 2023	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$29,496	$10,274	$1,983	$2,823	$105	$195	$44,876
Cumulative effect of changes in accounting principle	48	471	424	705	181	421	2,250
Provision/(credit) for credit losses	2,292	12	(1,146)	(657)	121	104	726
Loans charged-off	—	—	—	—	—	(100)	(100)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$31,836	$10,757	$1,261	$2,871	$407	$620	$47,752

Net charge-offs for the three months ended March 31, 2024 and 2023 were $1,000 and $100,000, respectively.

The following tables present the activity in the ACL for unfunded loan commitments (in thousands):

	Three months ended March 31,
	2024	2023
Balance at the beginning of period	$1,181	$180
Cumulative effect of changes in accounting principle	—	777
Provision/(credit) for credit losses	(46)	(80)
Total ending allowance balance	$1,135	$877

The following tables present the balance in the ACL and the recorded investment in loans by portfolio segment based on allowance measurement methodology (in thousands):

					One-to four-
At March 31, 2024	CRE	C&I	Construction	Multi-family	family	Consumer	Total
Allowance for credit losses:
Individually assessed	$—	$—	$—	$5,002	$—	$190	$5,192
Collectively assessed	36,704	10,937	1,712	3,169	521	303	53,346
Total ending allowance balance	$36,704	$10,937	$1,712	$8,171	$521	$493	$58,538
Loans:
Individually assessed	$24,000	$6,989	$—	$51,239	$—	$251	$82,479
Collectively assessed	3,927,071	1,050,499	150,257	416,740	93,264	15,818	5,653,649
Total ending loan balance	$3,951,071	$1,057,488	$150,257	$467,979	$93,264	$16,069	$5,736,128

					One-to four-
At December 31, 2023	CRE	C&I	Construction	Multi-family	family	Consumer	Total
Allowance for credit losses:
Individually assessed	$—	$—	$—	$5,002	$—	$64	$5,066
Collectively assessed	35,635	11,207	1,765	3,213	663	416	52,899
Total ending allowance balance	$35,635	$11,207	$1,765	$8,215	$663	$480	$57,965
Loans:
Individually assessed	$40,955	$6,934	$—	$20,939	$—	$104	$68,932
Collectively assessed	3,816,756	1,044,529	153,512	446,597	94,704	16,982	5,573,080
Total ending loan balance	$3,857,711	$1,051,463	$153,512	$467,536	$94,704	$17,086	$5,642,012

The following tables present the recorded investment in non-accrual loans and loans past due over 90 days and still accruing, by class of loans (in thousands):

		Non-accrual	Loans Past Due
		Without an	Over 90 Days
At March 31, 2024	Non-accrual	ACL	Still Accruing
Commercial real estate	$24,000	$24,000	$—
Commercial & industrial	6,989	6,989	—
Multi-family	20,939	—	—
Consumer	—	—	145
Total	$51,928	$30,989	$145

		Non-accrual	Loans Past Due
		Without an	Over 90 Days
At December 31, 2023	Non-accrual	ACL	Still Accruing
Commercial real estate	$24,000	$24,000	$—
Commercial & industrial	6,934	6,934	—
Multi-family	20,939	—	—
Consumer	24	—	—
Total	$51,897	$30,934	$—

Interest income on non-accrual loans recognized on a cash basis for the three months ended March 31, 2024 and 2023 was immaterial.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

			90
	30-59	60-89	Days and	Total past	Current
At March 31, 2024	Days	Days	greater	due	loans	Total
Commercial real estate	$4,915	$—	$24,000	$28,915	$3,922,156	$3,951,071
Commercial & industrial	13	—	6,989	7,002	1,050,486	1,057,488
Construction	—	—	—	—	150,257	150,257
Multi-family	—	—	20,939	20,939	447,040	467,979
One-to four-family	608	2,092	—	2,700	90,564	93,264
Consumer	—	—	145	145	15,924	16,069
Total	$5,536	$2,092	$52,073	$59,701	$5,676,427	$5,736,128

			90
	30-59	60-89	Days and	Total past	Current
At December 31, 2023	Days	Days	greater	due	loans	Total
Commercial real estate	$—	$—	$24,000	$24,000	$3,833,711	$3,857,711
Commercial & industrial	20	18	6,934	6,973	1,044,490	1,051,463
Construction	—	—	—	—	153,512	153,512
Multi-family	—	—	20,939	20,939	446,597	467,536
One-to four-family	612	—	—	612	94,092	94,704
Consumer	—	—	24	24	17,062	17,086
Total	$632	$18	$51,897	$52,548	$5,589,464	$5,642,012

Credit Quality Indicators

The Company aggregates loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Except for one-to four-family loans and consumer loans, the Company analyzes loans individually by classifying the loans as to credit risk ratings at least annually. For one-to four-family loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan. An analysis is performed on a quarterly basis for loans classified as special mention, substandard or doubtful. The Company uses the following definitions for risk ratings. Loans not meeting the criteria below are considered to be pass-rated loans.

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

The following table presents loan balances by credit quality indicator and year of origination at March 31, 2024 (in thousands):

						2019
	2024	2023	2022	2021	2020	& Prior	Revolving	Total
CRE
Pass	$396,529	$1,381,085	$1,239,785	$421,698	$127,352	$235,302	$34,618	$3,836,369
Special Mention	—	24,500	38,834	14,484	300	12,584	—	90,702
Substandard	—	—	24,000	—	—	—	—	24,000
Total	$396,529	$1,405,585	$1,302,619	$436,182	$127,652	$247,886	$34,618	$3,951,071

Construction
Pass	$19,416	$52,463	$61,125	$—	$—	$—	$17,253	$150,257
Total	$19,416	$52,463	$61,125	$—	$—	$—	$17,253	$150,257

Multi-family
Pass	$44,275	$111,697	$82,500	$61,549	$23,539	$86,820	$6,361	$416,741
Substandard	—	—	30,299	20,939	—	—	—	51,238
Total	$44,275	$111,697	$112,799	$82,488	$23,539	$86,820	$6,361	$467,979

One-to four-family
Current	$—	$45,000	$3,680	$—	$9,715	$34,869	$—	$93,264
Total	$—	$45,000	$3,680	$—	$9,715	$34,869	$—	$93,264

C&I
Pass	$40,553	$160,593	$225,846	$87,368	$21,310	$17,814	$430,030	$983,514
Special Mention	—	3,840	33,668	—	2,080	—	27,397	66,985
Substandard	—	3,803	—	—	—	—	3,186	6,989
Total	$40,553	$168,236	$259,514	$87,368	$23,390	$17,814	$460,613	$1,057,488

Consumer
Current	$—	$—	$—	$—	$—	$15,924	$—	$15,924
Past due	—	—	—	—	—	145	—	145
Total	$—	$—	$—	$—	$—	$16,069	$—	$16,069

Total
Pass/Current	$500,773	$1,750,838	$1,612,936	$570,615	$181,916	$390,729	$488,262	$5,496,069
Special Mention	—	28,340	72,502	14,484	2,380	12,584	27,397	157,687
Substandard/Past due	—	3,803	54,299	20,939	—	145	3,186	82,372
Total	$500,773	$1,782,981	$1,739,737	$606,038	$184,296	$403,458	$518,845	$5,736,128

Charge-offs
C&I	$—	$—	$—	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—	—	3	3
	$—	$—	$—	$—	$—	$—	$3	$3

At March 31, 2024, there were $51.2 million and $24.0 million of Multi-family and CRE substandard classified collateral dependent loans, respectively.

During the three months ended March 31, 2024, there were $7.0 million of C&I loans modified where the borrower was experiencing financial difficulty. The modifications resulted in term extensions of between 11 to 12 months and interest rate reductions of 4%. All loans to borrowers experiencing financial difficulty that have been modified during the three months ended March 31, 2024, were in compliance with their modified terms. At March 31, 2024, there were no additional commitments to lend to borrowers experiencing financial difficulty whose loans have been modified. There were no modifications where the borrower was experiencing financial difficulty during the three months ended March 31, 2023.

The following table presents loan balances by credit quality indicator and year of origination at December 31, 2023 (in thousands):

						2018
	2023	2022	2021	2020	2019	& Prior	Revolving	Total
CRE
Pass	$1,500,873	$1,268,550	$512,497	$128,320	$200,304	$83,309	$44,672	$3,738,525
Special Mention	24,500	38,867	14,561	304	—	—	—	78,232
Substandard	—	40,954	—	—	—	—	—	40,954
Total	$1,525,373	$1,348,371	$527,058	$128,624	$200,304	$83,309	$44,672	$3,857,711

Construction
Pass	$84,881	$56,065	$—	$—	$—	$—	$12,566	$153,512
Total	$84,881	$56,065	$—	$—	$—	$—	$12,566	$153,512

Multi-family
Pass	$115,761	$114,652	$51,768	$23,655	$34,533	$69,510	$6,415	$416,294
Special Mention	—	30,303	—	—	—	—	—	30,303
Substandard	—	—	20,939	—	—	—	—	20,939
Total	$115,761	$144,955	$72,707	$23,655	$34,533	$69,510	$6,415	$467,536

One-to four-family
Current	$45,000	$4,081	$—	$9,784	$12,157	$23,682	$—	$94,704
Total	$45,000	$4,081	$—	$9,784	$12,157	$23,682	$—	$94,704

C&I
Pass	$178,814	$252,359	$98,753	$23,943	$14,390	$5,904	$402,247	$976,410
Special Mention	3,840	33,918	—	2,080	—	—	28,281	68,119
Substandard	3,435	—	—	—	—	—	3,499	6,934
Total	$186,089	$286,277	$98,753	$26,023	$14,390	$5,904	$434,027	$1,051,463

Consumer
Current	$—	$—	$—	$—	$—	$17,062	$—	$17,062
Past due	—	—	—	—	—	24	—	24
Total	$—	$—	$—	$—	$—	$17,086	$—	$17,086

Total
Pass/Current	$1,925,329	$1,695,707	$663,018	$185,702	$261,384	$199,467	$465,900	$5,396,507
Special Mention	28,340	103,088	14,561	2,384	—	—	28,281	176,654
Substandard/Past due	3,435	40,954	20,939	—	—	24	3,499	68,851
Total	$1,957,104	$1,839,749	$698,518	$188,086	$261,384	$199,491	$497,680	$5,642,012

Charge-offs
C&I	$—	$—	$915	$—	$—	$31	$—	$946
Consumer	—	—	—	—	—	273	—	273
	$—	$—	$915	$—	$—	$304	$—	$1,219

At December 31, 2023, there were $41.0 million and $20.9 million of CRE and Multi-family substandard classified collateral dependent loans, respectively.

NOTE 6 — BORROWINGS

Borrowings consisted of the following (in thousands):

			Interest Expense
	At March 31,	At December 31,	Three Months Ended March 31,
	2024	2023	2024		2023
Federal funds purchased and securities sold under agreements to repurchase	$—	$99,000		$151		$1,369
Federal Home Loan Bank of New York advances	$300,000	$440,000		$4,129		$657

Secured and other borrowings:
Secured borrowings	$7,549	$7,585	$	N.A.	$	N.A.
Federal Reserve Bank term loan	$100,000	$—		$1,081		$—

N.A. – not applicable

The FHLBNY advances are generally short-term transactions and at March 31, 2024, had a weighted average interest rate of 5.49%.

Secured borrowings are loan participation agreements with counterparties where the transfer of the participation interest did not qualify for sale treatment under GAAP.

The Federal Reserve established the Bank Term Funding Program (“BTFP”) on March 12, 2023 as a funding source for eligible depository institutions. The BTFP provides short-term liquidity (up to one year) against the par value of certain high-quality collateral, such as U.S. Treasury securities. The BTFP ceased making new loans as scheduled on March 11, 2024. At March 31, 2024, the Company had a $100.0 million FRB term loan under the BTFP that matures in January 2025 and has an interest rate of 4.87%.

At March 31, 2024, the Company had cash on deposit with the Federal Reserve Bank of New York and available secured wholesale funding borrowing capacity of $3.4 billion.

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

	Three months ended March 31,
	2024	2023
Basic
Net income per consolidated statements of income	$16,203	$25,076
Less: Earnings allocated to participating securities	—	(84)
Net income available to common stockholders	$16,203	$24,992

Weighted average common shares outstanding including participating securities	11,132,989	11,081,924
Less: Weighted average participating securities	—	(37,300)
Weighted average common shares outstanding	11,132,989	11,044,624

Basic earnings per common share	$1.46	$2.26

Diluted
Net income allocated to common stockholders	$16,203	$24,992

Weighted average common shares outstanding for basic earnings per common share	11,132,989	11,044,624
Add: Dilutive effects of assumed exercise of stock options	—	—
Add: Dilutive effects of assumed vesting of performance based restricted stock	—	58,384
Add: Dilutive effects of assumed vesting of restricted stock units	—	—
Average shares and dilutive potential common shares	11,132,989	11,103,008

Dilutive earnings per common share	$1.46	$2.25

For the three months ended March 31, 2024, 294,744 of restricted stock units were not considered in the calculation of diluted earnings per share as their inclusion would be anti-dilutive. There were no outstanding stock options and performance restricted stock units at March 31, 2024.

NOTE 8 — STOCK COMPENSATION PLAN

Equity Incentive Plan

At March 31, 2024, the Company maintained three stock compensation plans, the 2022 Equity Incentive Plan (the “2022 EIP”), the 2019 Equity Incentive Plan (the “2019 EIP”) and the 2009 Equity Incentive Plan (the “2009 EIP”). The 2019 EIP expired on May 31, 2022 but has outstanding restricted stock awards subject to vesting schedules. The 2009 EIP has also expired but had outstanding stock options that were exercised in 2023.

The 2022 EIP was approved on May 31, 2022 by stockholders of the Company. Under the 2022 EIP, the remaining maximum number of shares of stock that may be delivered to participants in the form of restricted stock, restricted stock units and stock options, including ISOs and non-qualified stock options is 3,133 at March 31, 2024, subject to adjustment as set forth in the 2022 EIP, plus any awards that are forfeited under the 2019 EIP after March 15, 2022.

Stock Options

At March 31, 2024 no stock options were outstanding. There was no compensation cost related to stock options during the three months ended March 31, 2024 and 2023. There was no unrecognized compensation cost related to stock options at March 31, 2024 and December 31, 2023.

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

In the first quarter of 2024 and 2023, 168,469 and 170,998 restricted stock grants were issued to certain key personnel, respectively. One-third of these shares vest each year for three years beginning on March 1, 2025 and March 1, 2024, respectively. Total compensation cost that has been charged against income for restricted stock grants was $1.6 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $12.6 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.17 years.

In January 2024, 27,500 restricted shares were granted to members of the Board of Directors. These shares vest in January 2025. In January 2023, 27,500 restricted shares were granted to members of the Board of Directors. These shares vested in January 2024. Total expense for the awards granted to members of the Board of Directors was $337,000 and $388,000 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, total unrecognized expense for these awards was $1.0 million.

The following table summarizes the changes in the Company’s restricted stock grants:

	Three months ended
	March 31, 2024
		Weighted Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
Outstanding, beginning of period	233,852	$63.98
Granted	195,969	42.28
Forfeited	(9,804)	58.32
Vested	(125,273)	61.88
Outstanding at end of period	294,744	$50.63

Performance-Based Stock Units

During the second quarter of 2021, the Company established a long-term incentive award program under the 2019 EIP. Under the program, 90,000 PRSUs were awarded. During the second quarter of 2022, 20,800 PRSUs were forfeited and reissued pursuant to the 2022 EIP. The weighted average service inception date fair value of the outstanding awarded shares was $6.0 million. At the beginning of 2024, 2023, and 2022, 30,800, 29,200 and 30,000 PRSUs, respectively, vested as all performance criteria were met. All 90,000 vested shares were delivered in the first quarter of 2024. Total compensation cost that has been charged against income for the PRSUs was $0 and $538,000 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and derivative contracts, and to determine fair value disclosures. Other than derivative contracts, the Company did not have any liabilities that were measured at fair value at March 31, 2024 and December 31, 2023. AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain loans where the carrying value is based on the fair value of the underlying collateral. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At March 31, 2024
U.S. Government agency securities	$61,679	$—	$61,679	$—
U.S. State and Municipal securities	9,588	—	9,588	—
Residential mortgage securities	380,012	—	380,012	—
Commercial mortgage securities	43,393	—	43,393	—
Asset-backed securities	3,117	—	3,117	—
CRA Mutual Fund	2,115	2,115	—	—
Derivative assets	4,553	—	4,553	—
Derivative liabilities	1,816	—	1,816	—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2023
U.S. Government agency securities	$61,775	$—	$61,775	$—
U.S. State and Municipal securities	9,699	—	9,699	—
Residential mortgage securities	351,920	—	351,920	—
Commercial mortgage securities	34,584	—	34,584	—
Asset-backed securities	3,229	—	3,229	—
CRA Mutual Fund	2,123	2,123	—	—
Derivative assets	2,687	—	2,687	—
Derivative liabilities	6,037	—	6,037	—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2024 and 2023.

Assets and Liabilities Not Measured on a Recurring Basis

The Company has engaged independent pricing service providers to provide the fair values of its financial assets and liabilities not measured at fair value. These providers follow FASB’s exit pricing guidelines, as required by ASC 820 Fair Value Measurement, when calculating the fair market value. Cash and cash equivalents include cash and due from banks and overnight deposits. The estimated fair values of cash and cash equivalents are assumed to equal their carrying values, as these financial instruments are either due on demand or have short-term maturities. For securities and the disability fund, if quoted market prices are not available for a specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. These pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads. The estimated fair value of loans are measured at amortized cost using an exit price notion. Ownership in equity securities of the FRB and FHLB is generally restricted and there is no established liquid market for their resale. The fair values of deposit liabilities with no stated maturity (i.e., money market and savings deposits, and non-interest-bearing demand deposits) are equal to the carrying amounts payable on demand. Time deposits are valued using a replacement cost of funds approach. Trust preferred securities are valued using a replacement cost of funds approach. For all other assets and liabilities it is assumed that the carrying value equals their current fair value.

There were no material assets measured at fair value on a non-recurring basis at March 31, 2024 and December 31, 2023.

Carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At March 31, 2024	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$34,037	$34,037	$—	$—	$34,037
Overnight deposits	500,366	500,366	—	—	500,366
Securities held-to-maturity	460,249	—	393,180	—	393,180
Loans, net	5,660,680	—	—	5,517,142	5,517,142
Other investments
FRB Stock	11,410	N/A	N/A	N/A	N/A
FHLB Stock	19,261	N/A	N/A	N/A	N/A
Disability Fund	1,500	—	1,500	—	1,500
Time deposits at banks	498	498	—	—	498
Receivable from global payments business, net	93,852	—	—	93,852	93,852
Accrued interest receivable	33,196	—	1,922	31,274	33,196

Financial Liabilities:
Non-interest-bearing demand deposits	$1,927,629	$1,927,629	$—	$—	$1,927,629
Money market and savings deposits	4,271,827	4,271,827	—	—	4,271,827
Time deposits	38,086	—	37,720	—	37,720
Federal funds purchased	—	—	—	—	—
Federal Home Loan Bank of New York advances	300,000	—	300,000	—	300,000
Trust preferred securities payable	20,620	—	—	20,009	20,009
Prepaid debit cardholder balances	18,685	—	—	18,685	18,685
Accrued interest payable	2,646	692	1,563	391	2,646
Secured and other borrowings	107,549	—	7,549	99,907	107,456

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2023	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$31,973	$31,973	$—	$—	$31,973
Overnight deposits	237,492	237,492	—	—	237,492
Securities held-to-maturity	468,860	—	404,252	—	404,252
Loans, net	5,566,832	—	—	5,474,238	5,474,238
Other investments
FRB Stock	11,410	N/A	N/A	N/A	N/A
FHLB Stock	25,558	N/A	N/A	N/A	N/A
Disability Fund	1,500	—	1,500	—	1,500
Time deposits at banks	498	498	—	—	498
Receivable from global payments business, net	87,648	—	—	87,648	87,648
Accrued interest receivable	31,948	—	2,007	29,941	31,948

Financial Liabilities:
Non-interest-bearing demand deposits	$1,837,874	$1,837,874	$—	$—	$1,837,874
Money market and savings deposits	3,864,018	3,864,018	—	—	3,864,018
Time deposits	35,400	—	35,011	—	35,011
Federal funds purchased	99,000	—	99,000	—	99,000
Federal Home Loan Bank of New York advances	440,000	—	440,000	—	440,000
Trust preferred securities payable	20,620	—	—	20,007	20,007
Prepaid debit cardholder balances	10,178	—	—	10,178	10,178
Accrued interest payable	1,894	1,028	475	391	1,894
Secured and other borrowings	7,585	—	7,585	—	7,585

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in Accumulated Other Comprehensive Income (Loss) balances, net of tax effects at the dates indicated (in thousands):

			Total
			Accumulated
			Other
	AFS	Cash Flow	Comprehensive
	Securities	Hedge	Income (Loss)
Balance at January 1, 2024	$(54,684)	$1,748	$(52,936)
Unrealized gain (loss) arising during the period, net of tax	(2,567)	4,280	1,713
Reclassification adjustment for gain included in net income, net of tax	—	(867)	(867)
Other comprehensive income (loss), net of tax	(2,567)	3,413	846
Balance at March 31, 2024	$(57,251)	$5,161	$(52,090)

Balance at January 1, 2023	$(61,833)	$7,535	$(54,298)
Unrealized gain (loss) arising during the period, net of tax	5,719	(695)	5,024
Reclassification adjustment for gain included in net income, net of tax	—	(858)	(858)
Other comprehensive income (loss), net of tax	5,719	(1,553)	4,166
Balance at March 31, 2023	$(56,114)	$5,982	$(50,132)

The following table presents the tax effects allocated to each component of Accumulated Other Comprehensive Income (Loss) at the dates indicated (in thousands):

	Gross	Tax
	Amount	Component	Total
At March 31, 2024
Unrealized gain (loss) on AFS Securities	$(82,271)	$25,020	$(57,251)
Unrealized gain (loss) on Cash Flow Hedges	7,409	(2,248)	5,161
Total ending other comprehensive income (loss)	$(74,862)	$22,772	$(52,090)

At December 31, 2023
Unrealized gain (loss) on AFS Securities	$(77,783)	$23,098	$(54,685)
Unrealized gain (loss) on Cash Flow Hedges	2,574	(825)	1,749
Total ending other comprehensive income (loss)	$(75,209)	$22,273	$(52,936)

The following table shows the amounts reclassified out of AOCI for the sale and/or calls of AFS securities and realized gain on cash flow hedges (in thousands):

			Affected line item in
	Three months ended		the Consolidated Statements
	March 31,		of Operations
	2024	2023
Realized gain (loss) on cash flow hedges	$1,251	$1,235	Licensing fees
Income tax (expense) benefit	(384)	(377)	Income tax expense
Total reclassifications, net of income tax	$867	$858

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Financial instruments with off-balance-sheet risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. The Company’s exposure to credit loss in the event of non-performance by the counterparty to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The following off-balance-sheet financial instruments, whose contract amounts represent credit risk, are outstanding (in thousands):

	At March 31, 2024		At December 31, 2023
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Unused commitments	$64,935	$534,372	$67,418	$527,730
Standby and commercial letters of credit	40,126	—	59,532	—
	$105,061	$534,372	$126,950	$527,730

A commitment to extend credit is a legally binding agreement to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally expire within two years. At March 31, 2024, the Company’s fixed rate loan commitments had interest rates ranging from 3.0% to 9.5% and the Company’s variable rate loan commitments had interest rates ranging from 6.0% to 12.5%. At December 31, 2023, the Company’s fixed rate loan commitments had interest rates ranging from 3.0% to 9.5% and the Company’s variable rate loan commitments had interest rates ranging from 6.0% to 12.5%. The amount of collateral obtained, if any, by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Company or other financial institutions and securities.

The Company’s stand-by letters of credit amounted to $40.1 million and $59.5 million as of March 31, 2024 and December 31, 2023, respectively. The Company’s stand-by letters of credit are collateralized by interest-bearing accounts of $31.3 million and $36.2 million as of March 31, 2024 and December 31, 2023, respectively.

Legal and Regulatory Proceedings

There have been and continue to be ongoing investigations by governmental entities concerning a prepaid debit card product program that was offered by GPG. During the early stages of the COVID-19 pandemic, third parties used this prepaid debit card product to establish unauthorized accounts and to receive unauthorized government benefits payments, including unemployment insurance benefits payments made pursuant to the Coronavirus Aid, Relief, and Economic Security Act from many states. The Company ceased accepting new accounts from this program manager in July 2020 and exited its relationship with this program manager in August 2020. The Company has cooperated and continues to cooperate in these investigations and continues to review this matter. In 2023, the Bank entered into separate consensual resolutions with each of the FRB and the NYSDFS with respect to their investigations, each of which is now closed as a result of such orders.

In addition to the matters described above, the Company is subject to various other pending and threatened legal actions relating to the conduct of its business activities, as well as inquiries and investigations from regulators. While the future outcome of litigation or regulatory matters cannot be determined at this time, in the opinion of management, as of March 31, 2024, the aggregate liability, if any, arising out of any such other pending or threatened matters are not expected to be material to the Company’s financial condition, results of operations, and liquidity.

NOTE 12 — REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers that are in the scope of ASC 606, Revenue from Contracts with Customers, are recognized in non-interest income. The following table presents the Company’s revenue from contracts with customers (in thousands):

	Three months ended March 31,
	2024	2023
Service charges on deposit accounts	$1,863	$1,456
Global Payments Group revenue	4,069	4,850
Other service charges and fees	1,095	642
Total	$7,027	$6,948

A description of the Company’s revenue streams accounted for under the accounting guidance is as follows:

Service charges on deposit accounts

The Company offers business and personal retail products and services, which include, but are not limited to, online banking, mobile banking, Automated Clearing House (“ACH”) transactions, and remote deposit capture. A standard deposit contract exists between the Company and all deposit clients. The Company earns fees from its deposit clients for transaction-based services (such as ATM use fees, stop payment charges, statement rendering, and ACH fees), account maintenance, and overdraft services. Transaction-based fees are recognized at the time the transaction is executed as that is the point in time the Company fulfills the client’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the client’s account balance.

Global payment group revenue

The Company offers corporate cash management and retail banking services and, through its global payments business, provides services to non-bank financial service companies. The Company earns initial set-up fees for these programs as well as fees for transactions processed. The Company receives transaction data at the end of each month for services rendered, at which time revenue is recognized. Additionally, service charges specific to GPG clients’ deposits are recognized within GPG revenue.

Other service charges

The primary component of other service charges relates to letter of credit fees and FX conversion fees. The Company outsources FX conversion for foreign currency transactions to correspondent banks. The Company earns a portion of an FX conversion fee that the client charges to process an FX conversion transaction. Revenue is recognized at the end of the month once the client has remitted the transaction information to the Company.

NOTE 13 — DERIVATIVES

On occasion, the Company enters into derivative contracts as a part of its asset liability management strategy to help manage its interest rate risk position. At March 31, 2024, these derivatives had a notional amount of $700.0 million and contractual maturities ranging from August 1, 2025 to March 23, 2026. The notional amount of the derivatives does not represent the amount exchanged by the parties. The derivatives were designated as cash flow hedges of certain deposit liabilities and borrowings of the Company. The hedges were determined to be highly effective during the three months ended March 31, 2024. The Company expects the hedges to remain highly effective during the remaining term of the derivatives.

In addition, the Company periodically enters into certain commercial loan interest rate swap agreements to provide commercial loan clients the ability to convert loans from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively converts the client’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party to offset its exposure on the variable and fixed components of the client agreement. As the interest rate swap agreements with the clients and third parties are not designated as hedges, the instruments are marked to market in earnings. At March 31, 2024, these interest rate swaps have a notional amount of $69.0 million and a contractual maturity of August 15, 2028.

The following tables reflect the derivatives recorded on the balance sheet (in thousands):

		Fair Value
	Notional	Other	Other
	Amount	Assets	Liabilities
At March 31, 2024
Derivatives designated as hedges:
Interest rate swaps related to client deposits and borrowings	$700,000	$4,137	$1,400

Derivatives not designated as hedges:
Interest rate swaps	$69,000	$416	$416

At December 31, 2023
Derivatives designated as hedges:
Interest rate swaps related to client deposits and borrowings	$700,000	$1,530	$4,880

Derivatives not designated as hedges:
Interest rate swaps	$69,000	$1,157	$1,157

The effect of cash flow hedge accounting on accumulated other comprehensive income is as follows (in thousands):

	Three months ended March 31,
	2024	2023
Interest rate swaps and caps related to client deposits and borrowings
Amount of gain (loss) recognized in OCI, net of tax	$4,279	$(1,553)
Amount of gain (loss) reclassified from OCI into income	$1,251	$1,235
Location of gain (loss) reclassified from OCI into income	Licensing fees	Licensing fees

N/A - not applicable

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Background

The Company is a bank holding company headquartered in New York, New York and registered under the BHC Act. Through its wholly owned bank subsidiary, Metropolitan Commercial Bank (the “Bank”), a New York state chartered commercial bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals primarily in the New York metropolitan area. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout this Form 10-Q.

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

The Company operates six banking centers strategically located within close proximity to target clients. The strength of the Company’s deposit franchise comes from its long-standing relationships with clients and the strong ties it has in its market area. The Company has also developed a diversified funding strategy, which enables it to be less reliant on branches. Deposit funding is provided by the following core deposit verticals: (i) borrowing clients; (ii) non-borrowing retail clients; (iii) corporate cash management clients; and (iv) municipal and other local entities.

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

One of the more significant judgments involved in estimating the Company’s ACL relates to the macroeconomic forecasts used to estimate credit losses and the relative weightings applied to them. To illustrate the impact of changes in these forecasts to the Company’s ACL, the Company performed a hypothetical sensitivity analysis that decreased the weight on the baseline scenario by 33% and equally allocated the difference to increase the weights on the more optimistic and adverse scenarios. All else equal, the impact of this hypothetical forecast would result in a net increase of approximately $7.0 million, or 11.9%, in the Company’s total ACL for loans and loan commitments as of March 31, 2024. This hypothetical analysis is intended to illustrate the impact of adverse changes in the macroeconomic environment at a point in time and is not intended to reflect the full nature and extent of potential future change in the ACL. It is difficult to estimate how potential changes in any one of the quantitative inputs or qualitative factors might affect the overall ACL and the Company’s current assessments may not reflect the potential future impact of changes to those inputs or factors.

Discussion of Financial Condition

The Company had total assets of $7.5 billion at March 31, 2024, an increase of $385.7 million, or 5.5%, from December 31, 2023.

Total cash and cash equivalents were $534.4 million at March 31, 2024, an increase of $264.9 million, or 98.3%, from December 31, 2023.  The increase primarily reflected the $500.3 million increase in deposits, partially offset by the $139.0 million decrease in wholesale funding and $94.4 million net deployment into loans.

Investments

Total securities were $960.2 million at March 31, 2024, an increase of $28.0 million, or 3.0%, from December 31, 2023. The increase was primarily due to the purchase of $53.3 million of AFS securities, partially offset by the $20.8 million paydown and maturities of AFS and HTM securities.

Loans

Total loans, net of deferred fees and unamortized costs, were $5.7 billion at March 31, 2024, an increase of $94.4 million, or 1.7%, from December 31, 2023. The increase in total loans was due primarily to an increase of $93.4 million in commercial real estate (“CRE”) loans (including owner-occupied). At March 31, 2024, 80.8% of the CRE and C&I loan portfolio is concentrated in the New York Metropolitan Area (mainly New York City) and Florida.

As of March 31, 2024, total loans consisted primarily of CRE loans (including multi-family mortgage loans) and C&I loans. The Company’s commercial loan portfolio includes loans to the following industries (dollars in thousands):

	At March 31, 2024
		% of Total
	Balance	Loans
CRE (1)
Skilled Nursing Facilities	$1,589,906	28.2%
Multi-family	467,979	8.3
Office	377,658	6.7
Mixed use	372,942	6.6
Hospitality	347,115	6.2
Retail	293,450	5.2
Land	258,702	4.6
Warehouse / industrial	170,088	3.0
Construction	150,257	2.7
Other	541,210	9.5
Total CRE	$4,569,307	80.9%

C&I
Finance & Insurance	$265,403	4.7%
Skilled Nursing Facilities	235,670	4.2
Individuals	125,002	2.2
Healthcare	125,544	2.2
Services	74,518	1.3
Wholesale	55,666	1.0
Manufacturing	42,101	0.7
Other	133,584	2.3
Total C&I	$1,057,488	18.7%

(1)CRE, not including one-to-four family loans

The largest concentration in the loan portfolio is to the healthcare industry, which amounted to $1.8 billion, or 32.2% of total loans, at March 31, 2024, including $1.7 billion in loans to skilled nursing facilities.

Asset Quality

Non-performing loans were $51.9 million at March 31, 2024 and December 31, 2023. The table below sets forth key asset quality ratios (dollars in thousands):

	At or for the	At or for the
	three months ended	year ended
	March 31,	December 31,
	2024	2023
Asset Quality Ratios
Non-performing loans	$51,928	$51,897
Non-performing loans to total loans	0.91%	0.92%
Allowance for credit losses to total loans	1.02%	1.03%
Non-performing loans to total assets	0.70%	0.73%
Allowance for credit losses to non-performing loans	112.7%	111.7%
Ratio of net charge-offs (recoveries) to average loans outstanding in aggregate	—%	0.02%

Allowance for Credit Losses – Loans and Loan Commitments

The ACL was $58.5 million at March 31, 2024, as compared to $58.0 million at December 31, 2023. The Company recorded a $528,000 provision for credit losses for the first quarter of 2024, primarily driven by loan growth.

Deposits

Total deposits were $6.2 billion at March 31, 2024, an increase of $500.3 million, or 8.7%, from December 31, 2023. The increase from December 31, 2023, was due primarily to an increase of $136.3 million in retail deposits, $101.9 million in municipal deposits, $98.7 million in property manager deposits and an aggregate net increase of $163.4 million across other deposit verticals. Non-interest-bearing demand deposits were 30.9% of total deposits at March 31, 2024, compared to 32.0% at December 31, 2023.

The table below summarizes the Company’s deposit composition by segment for the periods indicated (dollars in thousands):

	At March 31, 2024	At December 31, 2023	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$1,927,629	$1,837,874	$89,755	4.9%
Money market	4,265,134	3,856,975	408,159	10.6
Savings accounts	6,693	7,043	(350)	(5.0)
Time deposits	38,086	35,400	2,686	7.6
Total	$6,237,542	$5,737,292	$500,250	8.7%

At March 31, 2024, the aggregate estimated amount of FDIC uninsured deposits was $1.6 billion and the aggregate estimated amount of the Company’s uninsured time deposits was $25.1 million. The following table presents the scheduled maturities of time deposits greater than $250,000 (in thousands):

At March 31, 2024
Three months or less	$15,194
Over three months through six months	2,579
Over six months through one year	6,918
Over one year	429
Total	$25,120

Borrowings

To support the balance sheet, the Company may at times utilize FHLB advances or other funding sources. At March 31, 2024, the Company had $300.0 million of FHLBNY advances. At December 31, 2023, the Company had $99.0 million of Federal funds purchased and $440.0 million of FHLBNY advances.

At March 31, 2024, the Company had a $100.0 million FRB term loan under the Bank Term Funding Program (“BTFP”). The Federal Reserve established the BTFP on March 12, 2023, as a funding source for eligible depository institutions. Advances can no longer be requested under the program. The BTFP provides short-term liquidity (up to one year) against the par value of certain high-quality collateral, such as U.S. Treasury securities.

Accumulated Other Comprehensive Income

Accumulated other comprehensive loss, net of tax, was $52.1 million at March 31, 2024, a decrease of $0.8 million from December 31, 2023. The decrease from December 31, 2023 was due to net unrealized gains on outstanding cash flow hedges, partially offset by an increase in unrealized losses on AFS securities due to changes in prevailing interest rates and the reclassification to net income of gains on a terminated cash flow hedge.

Results of Operations

Net Income

Net income was $16.2 million for the first quarter of 2024, a decrease of $8.9 million as compared to $25.1 million for the first quarter of 2023. This decrease was due primarily to an increase of $10.9 million in non-interest expense, partially offset by the $1.2 million increase in net interest income.

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

	Three Months Ended
	March 31, 2024			March 31, 2023
	Average		Yield /	Average		Yield /
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest-earning assets:
Loans (2)	$5,696,841	$102,381	7.23%	$4,838,336	$75,960	6.34%
Available-for-sale securities	565,292	2,957	2.10	530,503	2,106	1.59
Held-to-maturity securities	465,270	2,172	1.88	506,655	2,377	1.88
Equity investments	2,416	15	2.47	2,362	12	2.08
Overnight deposits	297,992	4,154	5.61	207,917	2,484	4.78
Other interest-earning assets	33,428	656	7.89	20,163	324	6.42
Total interest-earning assets	7,061,239	112,335	6.40	6,105,936	83,263	5.51
Non-interest-earning assets	183,046			152,302
Allowance for credit losses	(58,517)			(45,614)
Total assets	$7,185,768			$6,212,624
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$4,099,466	46,611	4.57	$2,840,271	22,030	3.15
Certificates of deposit	34,264	275	3.22	52,912	343	2.63
Total interest-bearing deposits	4,133,730	46,886	4.56	2,893,183	22,373	3.14
Borrowed funds	437,389	5,740	5.28	188,230	2,356	5.01
Total interest-bearing liabilities	4,571,119	52,626	4.63	3,081,413	24,729	3.26
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,835,368			2,390,840
Other non-interest-bearing liabilities	112,272			147,850
Total liabilities	6,518,759			5,620,103
Stockholders' equity	667,009			592,521
Total liabilities and equity	$7,185,768			$6,212,624
Net interest income		$59,709			$58,534
Net interest rate spread (3)			1.77%			2.25%
Net interest margin (4)			3.40%			3.86%
Total cost of deposits (5)			3.16%			1.72%
Total cost of funds (6)			3.30%			1.83%
(1)	Annualized.
(2)	Amount includes deferred loan fees and non-performing loans.
(3)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(4)	Determined by dividing annualized net interest income by total average interest-earning assets.
(5)	Determined by dividing annualized interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(6)	Determined by dividing annualized interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

Net interest margin for the first quarter of 2024 was 3.40% compared to 3.86% for the first quarter of 2023. The 46 basis point decrease was due primarily to the shift from non-interest bearing deposits to interest bearing deposits related to the exit from the crypto-related deposit vertical, the increase in the average balance of borrowed funds and, moreover, the increase in the cost of funds, partially offset by loan growth and the increase in loan yields.

Total cost of funds for the first quarter of 2024 was 330 basis points compared to 183 basis points for the first quarter of 2023, which reflects the continued effects of high short-term interest rates, intense competition for deposits, and the shift from non-interest bearing deposits to interest bearing funding related to the exit from the crypto-related deposit vertical.

Interest Income

Interest income increased $29.1 million to $112.3 million for the first quarter of 2024 as compared to $83.3 million for the first quarter of 2023, primarily due to the increase in the average balance of loans and increase in yields for loans. The average balance of loans increased $858.5 million for the first quarter of 2024 as compared to the first quarter of 2023. The yields on loans increased 89 basis points for the first quarter of 2024 as compared to the first quarter of 2023 due to the increase in prevailing market interest rates and a disciplined approach to loan pricing.

Interest Expense

Interest expense increased $27.9 million to $52.6 million for the first quarter of 2024 as compared to $24.7 million for the first quarter of 2023 due primarily to the increase in the average balance of interest-bearing deposits and the increase in the cost of funds. The average balance of interest-bearing deposits increased $1.2 billion for the first quarter of 2024 as compared to the first quarter of 2023, which reflects deposit growth and the shift from non-interest bearing deposits to interest bearing deposits primarily related to the exit from the crypto-related deposit vertical. Total cost of funds for the first quarter of 2024 increased 147 basis points compared to the first quarter of 2023, which reflects the continued effects of high short-term interest rates, intense competition for deposits, and the shift from non-interest bearing deposits to interest bearing funding primarily related to the exit from the crypto-related deposit vertical.

Provision for Credit Losses – Loans and Loan Commitments

The provision for credit losses for the first quarter of 2024 was $528,000 compared to $646,000 for the first quarter of 2023. The provision for credit losses was primarily driven by loan growth in both periods.

Non-Interest Income

Non-interest income increased $30,000 to $7.0 million for the first quarter of 2024, as compared to the first quarter of 2023 driven primarily by an increase in service charges on deposit accounts and other service charges and fees, partially offset by lower GPG revenue. At the beginning of 2024, the Company announced it will exit all GPG Banking-as-a-Service relationships, which is expected to be completed during 2024.

Non-Interest Expense

Non-interest expense increased $10.9 million to $41.9 million for the first quarter of 2024, compared to the first quarter of 2023 due primarily to $3.6 million in compensation and benefits due to severance expenses related to the GPG wind down, as well as the increase in number of employees, the $2.5 million reversal of the regulatory settlement reserve recorded in the first quarter of 2023, an increase of $1.7 million in technology costs mainly related to the digital transformation project, and an increase of $1.8 million in professional fees. At the beginning of 2024, the Company began implementing an innovative digital transformation project to improve its capabilities and efficiencies for both client facing and internal processes.

Income Tax Expense

The estimated effective tax rate for the first quarter of 2024 was 33.3% as compared to 25.9% for the first quarter of 2023. The effective tax rate for the first quarter of 2024 reflects unfavorable discrete items related to employee stock compensation. The effective tax rate for the prior year period includes a favorable discrete benefit related to the conversion of stock awards.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Exposure to credit loss is represented by the contractual amount of the instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

At March 31, 2024, the Company had $599.3 million in unused commitments and $40.1 million in standby and commercial letters of credit. At December 31, 2023, the Company had $595.1 million in unused commitments and $59.5 million in standby and commercial letters of credit.

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

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At March 31, 2024 and December 31, 2023, cash and cash equivalents totaled $534.4 million and $269.5 million, respectively. Securities, which provide additional sources of liquidity, totaled $960.2 million at March 31, 2024 and $932.2 million at December 31, 2023. At March 31, 2024, there were $180.9 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $68.1 million were encumbered. At December 31, 2023 there were $845.7 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $60.0 million were encumbered.

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

At March 31, 2024, the Company had $300.0 million of FHLBNY advances and a $100.0 million FRB term loan under the BTFP. The Company had $2.9 billion and $2.8 billion of available secured wholesale funding capacity at March 31, 2024 and December 31, 2023, respectively. The increase in secured funding capacity is due to the Company optimizing its liquidity resources through the pledge of additional eligible loan collateral.

The Company’s primary investing activities are the origination of loans, and to a lesser extent, the purchase of loans and securities. For the three months ended March 31, 2024, the Company’s loan production was $269.6 million as compared to $265.4 million for the three months ended March 31, 2023.

Financing activities consisted primarily of activity in deposit accounts and borrowings. The Company generates deposits from businesses and individuals through client referrals and other relationships and through its retail presence. The Company has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds. Total deposits were $6.2 billion at March 31, 2024, an increase of $500.3 million, or 8.7%, from December 31, 2023.

At March 31, 2024, interest-bearing deposits were comprised of $4.3 billion of money market accounts and $38.1 million of time deposits. Time deposits due within one year of March 31, 2024 totaled $35.5 million, or 0.6% of total deposits. At March 31, 2024, the aggregate estimated amount of FDIC uninsured deposits was $1.6 billon. At December 31, 2023, interest-bearing deposits were comprised of $3.9 billion of money market accounts and $35.4 million of time deposits. Time deposits due within one year of December 31, 2023 totaled $37.6 million, or 0.7% of total deposits. Non-interest-bearing deposits were 30.9% of total deposits at March 31, 2024, as compared to 32.0% at December 31, 2023. At December 31, 2023, the aggregate estimated amount of FDIC uninsured deposits was $1.6 billion.

Regulation

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. At March 31, 2024 and December 31, 2023, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and the Bank review capital levels on a monthly basis. Below is a table of the Company’s and Bank’s capital ratios for the periods indicated:

				Minimum Ratio
			Minimum	Required	Minimum
	At	At	Ratio to be	for Capital	Capital
	March 31,	December 31,	“Well	Adequacy	Conservation
	2024	2023	Capitalized”	Purposes	Buffer
The Company
Tier 1 leverage ratio	10.3%	10.6%	N/A	4.0%	—%
Common equity tier 1	11.6%	11.5%	N/A	4.5%	2.5%
Tier 1 risk-based capital ratio	11.9%	11.8%	N/A	6.0%	2.5%
Total risk-based capital ratio	12.9%	12.8%	N/A	8.0%	2.5%

The Bank
Tier 1 leverage ratio	10.1%	10.3%	5.00%	4.0%	—%
Common equity tier 1	11.7%	11.5%	6.50%	4.5%	2.5%
Tier 1 risk-based capital ratio	11.7%	11.5%	8.00%	6.0%	2.5%
Total risk-based capital ratio	12.6%	12.5%	10.00%	8.0%	2.5%

At March 31, 2024 and December 31, 2023, total non-owner-occupied CRE loans were 363.3% and 368.1% of risk-based capital, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of IRR while maximizing net income and preserving adequate levels of liquidity and capital. The Board of Directors provides oversight of the Company’s asset and liability management function, which is managed by the Company’s ALCO. The ALCO has further assigned responsibility for the day-to-day management of IRR to the CFO, or his designee. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That group also reviews liquidity, capital, deposit mix, loan mix and investment positions. Based upon the nature of its operations, the Company is not subject to FX or commodity price risk.

Interest Rate Risk

As a financial institution, the Company’s primary market risk exposure is IRR. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most assets and liabilities, and the fair value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. IRR is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair values. The objective is to measure the effect on net interest income and to adjust, as deemed appropriate, the balance sheet to manage the inherent risk while at the same time maximizing income.

The Company manages its exposure to interest rates primarily by prudently structuring its balance sheet in the ordinary course of business. The Company generally originates fixed and floating rate loans with maturities of less than five years. The IRR on these loans is offset to some degree by the mix and structure of the deposit portfolio. On occasion, the Company enters into derivative contracts as a part of its asset liability management strategy to help manage its IRR position.

Net Interest Income At-Risk

The Company analyzes its net interest income sensitivity to changes in interest rates through a simulation model, which estimates what net interest income would be for a one-year period based on current interest rates, and then calculates what the net interest income would be for the same period under different interest rate assumptions.

The following table shows the estimated impact on net interest income for the one-year period beginning March 31, 2024 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

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

At March 31, 2024
Change in	Net	Year 1
Interest	Interest	Change
Rates	Income Year 1	from
(basis points)	Forecast	Level
+400	$226,185	(8.30)%
+300	230,860	(6.41)
+200	235,553	(4.51)
+100	241,617	(2.05)
—	246,666	—
-100	250,448	1.53
-200	254,277	3.09
-300	258,717	4.89
-400	263,631	6.88

The table above indicates that at March 31, 2024, in the event of an instantaneous and sustained parallel upward shift of 200 basis points in interest rates, the Company would experience a 4.51% decrease in net interest income. In the event of an instantaneous and sustained parallel downward shift of 200 basis points in interest rates, it would experience a 3.09% increase in net interest income.

Economic Value of Equity Analysis

The Company also analyzes the sensitivity of its financial condition to changes in interest rates through an EVE model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates. The table below represents an analysis of IRR as measured by the estimated changes in EVE, resulting from instantaneous and sustained parallel shifts in the yield curve (+100, +200, +300 and +400 basis points and -100, -200, -300 and -400 basis points) at March 31, 2024 (dollars in thousands):

		Estimated
		Increase (Decrease) in
		EVE
Change in
Interest Rates	Estimated
(basis points) (1)	EVE (2)	Dollars	Percent
+400	$379,857	$(150,322)	(28.35)%
+300	418,159	(112,020)	(21.13)
+200	456,420	(73,759)	(13.91)
+100	502,658	(27,521)	(5.19)
—	530,179	—	—
-100	560,196	30,017	5.66
-200	569,886	39,707	7.49
-300	570,028	39,849	7.52
-400	553,220	23,041	4.35
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from the Company’s liabilities adjusted for the value of off-balance sheet contracts.

The table above indicates that at March 31, 2024, in the event of an immediate upward shift of 200 basis points in interest rates, the Company would experience a 13.91% decrease in its EVE. In the event of an immediate downward shift of 200 basis points in interest rates, the Company would experience a 7.49% increase in its EVE.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and the Chief Financial Officer, who is the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company is subject to various pending and threatened legal actions. There have been no material changes in the legal proceedings, if any, previously disclosed under Part I, Item 3 in our 2023 Form 10-K. While the future outcome of litigation or regulatory matters cannot be determined at this time, in the opinion of management, as of March 31, 2024, the aggregate liability, if any, arising out of any such pending or threatened legal actions are not expected to be material to the Company’s financial condition, results of operations, and liquidity.

ITEM 1A. RISK FACTORS

There are risks, many beyond our control, which could cause our results to differ significantly from management’s expectations. For a description of these risks, please see the risk factors included below and see the risk factors previously described in Part I, “Item 1A. Risk Factors” in our 2023 Form 10-K. There have been no material changes to our risk factors since the date of that filing. Any of the risks described in our 2023 Form 10-K could by itself or together with one or more other factors, materially and adversely affect our business, results of operations or financial condition. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, results of operations or financial condition.

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

101	INS XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation Linkbase

101	DEF XBRL Taxonomy Extension Definition Linkbase

101	LAB XBRL Taxonomy Extension Label Linkbase

101	PRE XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from Metropolitan Bank Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: May 3, 2024By: /s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: May 3, 2024By:/s/ Daniel F. Dougherty

Daniel F. Dougherty

Executive Vice President and Chief Financial Officer