Form 10-Q
period 2024-06-30
Metropolitan Bank Holding Corp.
filed 2024-08-02
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

YES ☐     NO ☒

There were 11,192,936 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of July 31, 2024.

METROPOLITAN BANK HOLDING CORP.

Form 10-Q

GLOSSARY OF COMMON TERMS AND ACRONYMS

ACL	Allowance for credit losses	FHLB	Federal Home Loan Bank
AFS	Available-for-sale	FHLBNY	Federal Home Loan Bank of New York
ALCO	Asset Liability Committee	FRB	Federal Reserve Bank
ALLL	Allowance for loan and lease losses	FRBNY	Federal Reserve Bank of New York
AOCI	Accumulated other comprehensive income	FX	Foreign exchange
ASC	Accounting Standards Codification	GAAP	U.S. Generally accepted accounting principles
ASU	Accounting Standards Update	GPG	Global Payments Group
Bank	Metropolitan Commercial Bank	HTM	Held-to-maturity
BHC Act	Bank Holding Company Act of 1956, as amended	IRR	Interest rate risk
BSA	Bank Secrecy Act	ISO	Incentive stock option
C&I	Commercial and industrial	JOBS Act	The Jumpstart Our Business Startups Act
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	LIBOR	London Inter-Bank Offered Rate
CECL	Current Expected Credit Loss	LTV	Loan-to-value
CFPB	Consumer Financial Protection Bureau	MBS	Mortgage-backed securities
Company	Metropolitan Bank Holding Corp.	NYSDFS	New York State Department of Financial Services
Coronavirus	COVID-19	OCC	Office of the Comptroller of the Currency
CRA	Community Reinvestment Act	OTTI	Other-than-temporary impairment
CRE	Commercial real estate	PPP	Paycheck Protection Program
CRE Guidance	Commercial Real Estate Lending, Sound Risk Management Practices	PRSU	Performance restricted share units
DIF	Deposit Insurance Fund	ROU	Right of use
EB-5 Program	EB-5 Immigrant Investor Program	SEC	U.S. Securities and Exchange Commission
EGC	Emerging Growth Company	SOFR	Secured Overnight Financing Rate
EVE	Economic value of equity	TDR	Troubled debt restructuring
FASB	Financial Accounting Standards Board	USD	U.S. dollar
FDIC	Federal Deposit Insurance Corporation

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that are difficult to predict and are generally beyond our control and that may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2024 and in this Quarterly Report on Form 10-Q. In addition, these factors include but are not limited to:

●	the interest rate policies of the Board of Governors of the Federal Reserve System and other regulatory bodies;
●	an unexpected deterioration in the performance of our loan or securities portfolios;
●	changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
●	unexpected increases in our expenses;
●	different than anticipated growth and our ability to manage our growth;
●	global pandemics, including the lingering effects of COVID-19, or localized epidemics, could adversely affect the Company’s financial condition and results of operations;
●	potential recessionary conditions, including the related effects on our borrowers and on our financial condition and results of operations;
●	an inability to absorb the amount of actual losses inherent in our existing loan portfolio;
●	an unanticipated loss of key personnel or existing clients;
●	increases in competitive pressures among financial institutions or from non-financial institutions, which may result in unanticipated changes in our loan or deposit rates;
●	unanticipated increases in FDIC costs;
●	legislative, tax or regulatory changes or actions, which may adversely affect the Company’s business;
●	impacts related to or resulting from recent bank failures;
●	changes in deposit flows, funding sources or loan demand, which may adversely affect the Company’s business;
●	changes in accounting principles, policies or guidelines may cause the Company’s financial condition or results of operation to be reported or perceived differently;
●	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which the Company does business, or conditions in the securities markets or the banking industry being less favorable than currently anticipated;
●	unanticipated adverse changes in our clients’ economic conditions;
●	inflation, which may lead to higher operating costs;
●	declines in real estate values in the Company’s market area, which may adversely affect our loan production;

●	an unexpected adverse financial, regulatory, legal or bankruptcy event experienced by our non-bank financial service clients;
●	technological changes that may be more difficult or expensive to implement than anticipated;
●	system failures or cybersecurity breaches of our information technology infrastructure and/or confidential information or those of the Company’s third-party service providers or those of our non-bank financial service clients for which we provide global payments infrastructure;
●	emerging issues related to the development and use of artificial intelligence could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business or clients;
●	failure to maintain current technologies and to successfully implement future information technology enhancements;
●	the effects of any developments, changes or actions relating to any litigation or regulatory proceedings brought against us or any of our subsidiaries;
●	the costs, including the possible incurrence of fines, penalties, or other negative effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions, or other legal actions to which we or any of our subsidiaries are a party, and which may adversely affect our results;
●	the current or anticipated impact of military conflict, terrorism or other geopolitical events;
●	the ability to attract or retain key employees;
●	the successful implementation or consummation of new business initiatives, which may be more difficult or expensive than anticipated;
●	the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by clients;
●	changes in consumer spending, borrowing or savings habits;
●	the risks associated with adverse changes to credit quality, including changes in the level of classified and criticized loans, delinquent and non-performing loans, charge-offs and changes in the estimates of the adequacy of the ACL;
●	an unexpected failure to successfully manage our credit risk and the sufficiency of our ACL;
●	credit and other risks from borrower and depositor concentrations (e.g., by geographic area and by industry);
●	difficulties associated with achieving or predicting expected future financial results; and
●	the potential impact on the Company’s operations and clients resulting from natural or man-made disasters, wars, acts of terrorism, cyberattacks and pandemics.

The Company’s ability to predict results or the actual effects of its plans or strategies is inherently uncertain. As such, forward-looking statements can be affected by inaccurate assumptions made, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect conditions only as of the date of this filing. Forward-looking statements speak only as of the date of this document. The Company undertakes no obligation (and expressly disclaims) to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, except as may be required by law.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2024	2023
Assets
Cash and due from banks	$18,152	$31,973
Overnight deposits	226,510	237,492
Total cash and cash equivalents	244,662	269,465
Investment securities available-for-sale, at fair value	504,748	461,207
Investment securities held-to-maturity (estimated fair value of $382.6 million and $404.3 million at June 30, 2024 and December 31, 2023, respectively)	449,368	468,860
Equity investment securities, at fair value	2,122	2,123
Total securities	956,238	932,190
Other investments	26,584	38,966
Loans, net of deferred fees and costs	5,838,892	5,624,797
Allowance for credit losses	(60,008)	(57,965)
Net loans	5,778,884	5,566,832
Receivable from global payments business, net	90,626	87,648
Other assets	168,597	172,571
Total assets	$7,265,591	$7,067,672
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand deposits	$1,883,176	$1,837,874
Interest-bearing deposits	4,286,486	3,899,418
Total deposits	6,169,662	5,737,292
Federal funds purchased	—	99,000
Federal Home Loan Bank of New York advances	150,000	440,000
Trust preferred securities	20,620	20,620
Secured and other borrowings	107,514	7,585
Prepaid third-party debit cardholder balances	22,631	10,178
Other liabilities	102,760	93,976
Total liabilities	6,573,187	6,408,651

Common stock, $0.01 par value, 25,000,000 shares authorized, 11,192,936 and 11,062,729 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	112	111
Additional paid in capital	395,520	395,871
Retained earnings	348,977	315,975
Accumulated other comprehensive income (loss), net of tax	(52,205)	(52,936)
Total stockholders’ equity	692,404	659,021
Total liabilities and stockholders’ equity	$7,265,591	$7,067,672

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest and dividend income
Loans, including fees	$104,595	$80,516	$206,976	$156,476
Securities	5,493	4,683	10,637	9,178
Overnight deposits	5,167	3,086	9,321	5,570
Other interest and dividends	506	693	1,162	1,017
Total interest income	115,761	88,978	228,096	172,241
Interest expense
Deposits	50,555	27,403	97,441	49,776
Borrowed funds	3,287	7,461	8,648	9,487
Trust preferred securities	380	363	759	693
Total interest expense	54,222	35,227	106,848	59,956

Net interest income	61,539	53,751	121,248	112,285
Provision for credit losses	1,538	4,305	2,066	4,951
Net interest income after provision for credit losses	60,001	49,446	119,182	107,334

Non-interest income
Service charges on deposit accounts	2,094	1,481	3,957	2,937
Global Payments Group revenue	3,686	5,731	7,755	10,581
Other income	359	643	1,431	1,311
Total non-interest income	6,139	7,855	13,143	14,829

Non-interest expense
Compensation and benefits	18,532	15,288	38,359	31,543
Bank premises and equipment	2,322	2,287	4,665	4,631
Professional fees	6,916	4,973	12,888	9,160
Technology costs	3,043	1,482	6,054	2,795
Licensing fees	3,180	3,014	6,456	5,676
FDIC assessments	2,925	1,640	5,850	4,454
Regulatory settlement reserve	—	—	—	(2,500)
Other expenses	5,339	3,758	9,885	7,708
Total non-interest expense	42,257	32,442	84,157	63,467

Net income before income tax expense	23,883	24,859	48,168	58,696
Income tax expense	7,084	9,298	15,166	18,059
Net income	$16,799	$15,561	$33,002	$40,637

Earnings per common share
Basic earnings	$1.50	$1.39	$2.96	$3.65
Diluted earnings	$1.50	$1.37	$2.96	$3.59

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Income	$16,799	$15,561	$33,002	$40,637

Other comprehensive income (loss):
Securities available-for-sale:
Unrealized gain (loss) arising during the period	146	(6,733)	(4,342)	1,500
Tax effect	(43)	2,058	1,879	(456)
Net of tax	103	(4,675)	(2,463)	1,044

Cash flow hedges:
Unrealized gain (loss) arising during the period	932	6,777	7,019	5,771
Reclassification adjustment for gains included in net income	(1,262)	(1,218)	(2,513)	(2,453)
Tax effect	112	(1,673)	(1,312)	(985)
Net of tax	(218)	3,886	3,194	2,333

Total other comprehensive income (loss)	(115)	(789)	731	3,377

Comprehensive Income (Loss)	$16,684	$14,772	$33,733	$44,014

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share data)

	Common		Additional	Retained	AOCI (Loss),
	Stock		Paid-in Capital	Earnings	Net	Total
	Shares	Amount
Three Months Ended
Balance at April 1, 2024	11,191,958	$112	$393,341	$332,178	$(52,090)	$673,541
Issuance of common stock under stock compensation plans	1,470	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	2,200	—	—	2,200
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(492)	—	(21)	—	—	(21)
Net income	—	—	—	16,799	—	16,799
Other comprehensive income (loss)	—	—	—	—	(115)	(115)
Balance at June 30, 2024	11,192,936	$112	$395,520	$348,977	$(52,205)	$692,404

Balance at April 1, 2023	11,211,274	112	394,124	263,783	(50,132)	607,887
Issuance of common stock under stock compensation plans	(220,200)	(2)	(3,962)	—	—	(3,964)
Employee and non-employee stock-based compensation	—	—	2,580	—	—	2,580
Net income	—	—	—	15,561	—	15,561
Other comprehensive income (loss)	—	—	—	—	(789)	(789)
Balance at June 30, 2023	10,991,074	$110	$392,742	$279,344	$(50,921)	$621,275

Six Months Ended
Balance at January 1, 2024	11,062,729	$111	$395,871	$315,975	$(52,936)	$659,021
Issuance of common stock under stock compensation plans	216,743	1	—	—	—	1
Employee and non-employee stock-based compensation	—	—	4,126	—	—	4,126
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(86,536)	—	(4,477)	—	—	(4,477)
Net income	—	—	—	33,002	—	33,002
Other comprehensive income (loss)	—	—	—	—	731	731
Balance at June 30, 2024	11,192,936	$112	$395,520	$348,977	$(52,205)	$692,404

Balance at January 1, 2023	10,949,965	$109	$389,276	$240,810	$(54,298)	$575,897
Cumulative effect of changes in accounting principle	—	—	—	(2,103)	—	(2,103)
Issuance of common stock under stock compensation plans	64,990	1	—	—	—	1
Employee and non-employee stock-based compensation	—	—	4,802	—	—	4,802
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(23,881)	—	(1,336)	—	—	(1,336)
Net income	—	—	—	40,637	—	40,637
Other comprehensive income (loss)	—	—	—	—	3,377	3,377
Balance at June 30, 2023	10,991,074	$110	$392,742	$279,344	$(50,921)	$621,275

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$33,002	$40,637
Adjustments to reconcile net income to net cash:
Net depreciation, amortization, and accretion	(5,737)	4,014
Provision for credit losses	2,066	4,951
Stock-based compensation	4,126	4,802
Other, net	1	(18)
Net change in:
Receivable from global payments, net	(2,978)	686
Third-party debit cardholder balances	12,453	193
Other assets	6,571	(15,187)
Other liabilities	10,748	5,613
Net cash provided by (used in) operating activities	60,252	45,691

Cash flows from investing activities
Loan originations, purchases and payments, net	(206,900)	(311,594)
Redemptions of FRB and FHLB Stock	37,768	110,451
Purchases of FRB and FHLB Stock	(25,386)	(116,381)
Purchase of securities available-for-sale	(72,810)	—
Purchase of securities held-for-investment	—	(24,595)
Proceeds from paydowns and maturities of securities available-for-sale	25,115	21,061
Proceeds from paydowns and maturities of securities held-to-maturity	19,200	19,366
Purchase of premises and equipment, net	(864)	(1,888)
Net cash provided by (used in) investing activities	(223,877)	(303,580)

Cash flows from financing activities
Proceeds from (repayments of) federal funds purchased	(99,000)	93,000
Proceeds from (repayments of) FHLB advances, net	(290,000)	100,000
Redemption of common stock for tax withholdings for restricted stock vesting	(4,477)	(1,336)
Proceeds from (repayments of) secured and other borrowings, net	99,929	(70)
Net increase (decrease) in deposits	432,370	10,653
Net cash provided by (used in) financing activities	138,822	202,247

Increase (decrease) in cash and cash equivalents	(24,803)	(55,642)
Cash and cash equivalents at the beginning of the period	269,465	257,418
Cash and cash equivalents at the end of the period	$244,662	$201,776

Supplemental information
Cash paid for:
Interest	$104,866	$60,032
Income Taxes	$19,415	$22,377

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

The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or for any other period.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provided optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (ASC 848): Deferral of Sunset Date of Topic 848, which deferred the sunset date of ASC 848 from December 31, 2022, to December 31, 2024 because the current relief in ASC 848 did not cover the June 30, 2023 cessation date for the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR. The Company’s LIBOR-based financial instruments included loans and trust preferred securities. The required transition has been implemented successfully and LIBOR is no longer offered to clients as a floating rate loan index. The trust preferred securities have transitioned to SOFR.

NOTE 4 — INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of AFS and HTM debt securities and equity investments and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses recognized in earnings (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At June 30, 2024	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,998	$—	$(5,837)	$62,161
U.S. State and Municipal securities	11,419	—	(1,929)	9,490
Residential MBS	458,207	494	(71,926)	386,775
Commercial MBS	46,217	12	(2,891)	43,338
Asset-backed securities	3,032	—	(48)	2,984
Total securities available-for-sale	$586,873	$506	$(82,631)	$504,748

Held-to-Maturity Securities:
U.S. Treasury securities	$29,916	$—	$(1,098)	$28,818
U.S. State and Municipal securities	15,445	—	(1,891)	13,554
Residential MBS	395,928	—	(62,732)	333,196
Commercial MBS	8,079	—	(1,057)	7,022
Total securities held-to-maturity	$449,368	$—	$(66,778)	$382,590

Equity Investments:
CRA Mutual Fund	$2,441	$—	$(319)	$2,122
Total equity investment securities	$2,441	$—	$(319)	$2,122

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2023	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,997	$—	$(6,222)	$61,775
U.S. State and Municipal securities	11,496	—	(1,797)	9,699
Residential MBS	419,331	1,198	(68,609)	351,920
Commercial MBS	36,879	71	(2,366)	34,584
Asset-backed securities	3,287	—	(58)	3,229
Total securities available-for-sale	$538,990	$1,269	$(79,052)	$461,207

Held-to-Maturity Securities:
U.S. Treasury securities	$29,895	$—	$(1,412)	$28,483
U.S. State and Municipal securities	15,569	—	(1,574)	13,995
Residential MBS	415,306	—	(60,556)	354,750
Commercial MBS	8,090	—	(1,066)	7,024
Total securities held-to-maturity	$468,860	$—	$(64,608)	$404,252

Equity Investments:
CRA Mutual Fund	$2,410	$—	$(287)	$2,123
Total equity investment securities	$2,410	$—	$(287)	$2,123

There were no proceeds from sales or calls of AFS securities for the three and six months ended June 30, 2024 and 2023.

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

	Held-to-Maturity		Available-for-Sale
At June 30, 2024	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$20,015	$19,466	$—	$—
After 1 year through 5 years	17,980	16,374	72,627	67,417
After 5 years through 10 years	980	913	19,087	17,441
After 10 years	410,393	345,837	495,159	419,890
Total Securities	$449,368	$382,590	$586,873	$504,748

	Held-to-Maturity		Available-for-Sale
At December 31, 2023	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$—	$—
After 1 year through 5 years	37,984	35,507	65,822	60,757
After 5 years through 10 years	1,112	1,044	22,163	21,174
After 10 years	429,764	367,701	451,005	379,276
Total Securities	$468,860	$404,252	$538,990	$461,207

At June 30, 2024, there was $783.1 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $170.8 million was encumbered. At December 31, 2023, there was $845.7 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $60.0 million was encumbered.

At June 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. At June 30, 2024 and December 31,

2023, all of the residential MBS and commercial MBS held by the Company were issued by U.S. Government-sponsored entities and agencies.

Debt securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At June 30, 2024	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$62,161	$(5,837)	$62,161	$(5,837)
U.S. State and Municipal securities	—	—	9,490	(1,929)	9,490	(1,929)
Residential MBS	49,607	(992)	273,061	(70,934)	322,668	(71,926)
Commercial MBS	10,307	(151)	23,583	(2,740)	33,890	(2,891)
Asset-backed securities	—	—	2,984	(48)	2,984	(48)
Total securities available-for-sale	$59,914	$(1,143)	$371,279	$(81,488)	$431,193	$(82,631)

Held-to-Maturity Securities:
U.S. Treasury securities	$—	$—	$28,818	$(1,098)	$28,818	$(1,098)
U.S. State and Municipal securities	—	—	13,554	(1,891)	13,554	(1,891)
Residential MBS	—	—	333,196	(62,732)	333,196	(62,732)
Commercial MBS	—	—	7,022	(1,057)	7,022	(1,057)
Total securities held-to-maturity	$—	$—	$382,590	$(66,778)	$382,590	$(66,778)

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2023	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$61,775	$(6,222)	$61,775	$(6,222)
U.S. State and Municipal securities	—	—	9,699	(1,797)	9,699	(1,797)
Residential MBS	—	—	292,970	(68,609)	292,970	(68,609)
Commercial MBS	10,873	(198)	13,322	(2,168)	24,195	(2,366)
Asset-backed securities	—	—	3,229	(58)	3,229	(58)
Total securities available-for-sale	$10,873	$(198)	$380,995	$(78,854)	$391,868	$(79,052)

Held-to-Maturity Securities:
U.S. Treasury securities	$—	$—	$28,483	$(1,412)	$28,483	$(1,412)
U.S. State and Municipal securities	—	—	13,995	(1,574)	13,995	(1,574)
Residential MBS	—	—	354,750	(60,556)	354,750	(60,556)
Commercial MBS	—	—	7,024	(1,066)	7,024	(1,066)
Total securities held-to-maturity	$—	$—	$404,252	$(64,608)	$404,252	$(64,608)

Except for U.S. State and Municipal securities, the Company has a zero loss expectation for its HTM securities portfolio, and therefore has no ACL related to these securities. At June 30, 2024 and December 31, 2023, obligations of U.S. State and Municipal securities were rated investment grade and the associated ACL was immaterial.

AFS securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. The unrealized losses on AFS securities are primarily due to the changes in market interest rates subsequent to purchase. In addition, the Company does not intend, nor would it be required, to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no ACL was recognized during the three and six months ended June 30, 2024.

NOTE 5 — LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans, net of deferred costs and fees, consist of the following (in thousands):

	At	At
	June 30,	December 31,
	2024	2023
Real estate
Commercial	$4,056,013	$3,857,711
Construction	146,596	153,512
Multi-family	440,124	467,536
One-to four-family	92,431	94,704
Total real estate loans	4,735,164	4,573,463
Commercial and industrial	1,105,294	1,051,463
Consumer	15,074	17,086
Total loans	5,855,532	5,642,012
Deferred fees, net of origination costs	(16,640)	(17,215)
Loans, net of deferred fees and costs	5,838,892	5,624,797
Allowance for credit losses	(60,008)	(57,965)
Net loans	$5,778,884	$5,566,832

Included in C&I loans at June 30, 2024 and December 31, 2023 were $38,000 and $54,000, respectively, of PPP loans. At June 30, 2024, $3.7 billion of loans were pledged to support wholesale funding, of which $264.3 million were encumbered. At December 31, 2023, $3.3 billion of loans were pledged to support wholesale funding, of which $548.6 million were encumbered.

The following tables present the activity in the ACL for funded loans by segment. The portfolio segments represent the categories that the Company uses to determine its ACL (in thousands):

				Multi-	One-to four-
Three months ended June 30, 2024	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$36,704	$10,937	$1,712	$8,171	$521	$493	$58,538
Provision/(credit) for credit losses	1,780	345	47	(344)	(390)	48	1,486
Loans charged-off	—	—	—	—	—	(16)	(16)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$38,484	$11,282	$1,759	$7,827	$131	$525	$60,008

				Multi-	One-to four-
Three months ended June 30, 2023	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$31,836	$10,757	$1,261	$2,871	$407	$620	$47,752
Provision/(credit) for credit losses	2,785	220	339	672	(45)	(29)	3,942
Loans charged-off	—	—	—	—	—	(44)	(44)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$34,621	$10,977	$1,600	$3,543	$362	$547	$51,650

				Multi-	One-to four-
Six months ended June 30, 2024	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$35,635	$11,207	$1,765	$8,215	$663	$480	$57,965
Provision/(credit) for credit losses	2,848	75	(6)	(388)	(532)	62	2,059
Loans charged-off	—	—	—	—	—	(18)	(18)
Recoveries	1	—	—	—	—	1	2
Total ending allowance balance	$38,484	$11,282	$1,759	$7,827	$131	$525	$60,008

				Multi-	One-to four-
Six months ended June 30, 2023	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$29,496	$10,274	$1,983	$2,823	$105	$195	$44,876
Cumulative effect of changes in accounting principle	48	471	424	705	181	421	2,250
Provision/(credit) for credit losses	5,077	232	(807)	15	76	74	4,667
Loans charged-off	—	—	—	—	—	(143)	(143)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$34,621	$10,977	$1,600	$3,543	$362	$547	$51,650

Net charge-offs for the three and six months ended June 30, 2024 were $16,000. Net charge-offs for the three and six months ended June 30, 2023 were $44,000 and $143,000, respectively.

The following tables present the activity in the ACL for unfunded loan commitments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Balance at the beginning of period	$1,136	$877	$1,181	$180
Cumulative effect of changes in accounting principle	—	—	—	777
Provision/(credit) for credit losses	52	363	7	283
Total ending allowance balance	$1,188	$1,240	$1,188	$1,240

The following tables present the balance in the ACL and the recorded investment in loans by portfolio segment based on allowance measurement methodology (in thousands):

					One-to four-
At June 30, 2024	CRE	C&I	Construction	Multi-family	family	Consumer	Total
Allowance for credit losses:
Individually assessed	$—	$2,800	$—	$5,002	$—	$206	$8,008
Collectively assessed	38,484	8,482	1,759	2,825	131	319	52,000
Total ending allowance balance	$38,484	$11,282	$1,759	$7,827	$131	$525	$60,008
Loans:
Individually assessed	$24,000	$45,644	$—	$51,239	$—	$388	$121,271
Collectively assessed	4,032,013	1,059,650	146,596	388,885	92,431	14,686	5,734,261
Total ending loan balance	$4,056,013	$1,105,294	$146,596	$440,124	$92,431	$15,074	$5,855,532

					One-to four-
At December 31, 2023	CRE	C&I	Construction	Multi-family	family	Consumer	Total
Allowance for credit losses:
Individually assessed	$—	$—	$—	$5,002	$—	$64	$5,066
Collectively assessed	35,635	11,207	1,765	3,213	663	416	52,899
Total ending allowance balance	$35,635	$11,207	$1,765	$8,215	$663	$480	$57,965
Loans:
Individually assessed	$40,955	$6,934	$—	$20,939	$—	$104	$68,932
Collectively assessed	3,816,756	1,044,529	153,512	446,597	94,704	16,982	5,573,080
Total ending loan balance	$3,857,711	$1,051,463	$153,512	$467,536	$94,704	$17,086	$5,642,012

The following tables present the recorded investment in non-accrual loans and loans past due 90 days and greater and still accruing, by class of loans (in thousands):

			Loans Past Due
		Non-accrual	90 Days and
		Without an	Greater and
At June 30, 2024	Non-accrual	ACL	Still Accruing
Commercial real estate	$24,000	$24,000	$—
Commercial & industrial	6,989	6,989	—
Consumer	—	—	108
Total	$30,989	$30,989	$108

			Loans Past Due
		Non-accrual	90 Days and
		Without an	Greater and
At December 31, 2023	Non-accrual	ACL	Still Accruing
Commercial real estate	$24,000	$24,000	$—
Commercial & industrial	6,934	6,934	—
Multi-family	20,939	—	—
Consumer	24	—	—
Total	$51,897	$30,934	$—

Interest income on non-accrual loans recognized on a cash basis for the three and six months ended June 30, 2024 and 2023 was immaterial.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

			90
	30-59	60-89	Days and	Total Past	Current
At June 30, 2024	Days	Days	Greater	Due	Loans	Total
Commercial real estate	$4,893	$—	$24,000	$28,893	$4,027,120	$4,056,013
Commercial & industrial	9	—	6,989	6,998	1,098,296	1,105,294
Construction	—	—	—	—	146,596	146,596
Multi-family	—	—	—	—	440,124	440,124
One-to four-family	2,071	605	—	2,676	89,755	92,431
Consumer	216	64	108	388	14,686	15,074
Total	$7,189	$669	$31,097	$38,955	$5,816,577	$5,855,532

			90
	30-59	60-89	Days and	Total Past	Current
At December 31, 2023	Days	Days	Greater	Due	Loans	Total
Commercial real estate	$—	$—	$24,000	$24,000	$3,833,711	$3,857,711
Commercial & industrial	20	18	6,934	6,973	1,044,490	1,051,463
Construction	—	—	—	—	153,512	153,512
Multi-family	—	—	20,939	20,939	446,597	467,536
One-to four-family	612	—	—	612	94,092	94,704
Consumer	—	—	24	24	17,062	17,086
Total	$632	$18	$51,897	$52,548	$5,589,464	$5,642,012

Credit Quality Indicators

The Company aggregates loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Except for one-to four-family loans and consumer loans, the Company analyzes loans individually by classifying the loans as to credit risk ratings at least annually. For one-to four-family loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan. An analysis is performed on a quarterly basis for loans classified as special mention, substandard or doubtful. The Company uses the following definitions for risk ratings. Loans not meeting these definitions are considered to be pass-rated loans.

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

The following table presents loan balances by credit quality indicator and year of origination at June 30, 2024 and charge-offs for the six months ended June 30, 2024 (in thousands):

						2019
	2024	2023	2022	2021	2020	& Prior	Revolving	Total
CRE
Pass	$778,621	$1,279,002	$1,144,603	$380,807	$128,203	$203,136	$27,156	$3,941,528
Special Mention	—	24,500	38,785	14,408	294	12,498	—	90,485
Substandard	—	—	24,000	—	—	—	—	24,000
Total	$778,621	$1,303,502	$1,207,388	$395,215	$128,497	$215,634	$27,156	$4,056,013

Construction
Pass	$45,227	$45,221	$32,701	$—	$—	$—	$23,447	$146,596
Total	$45,227	$45,221	$32,701	$—	$—	$—	$23,447	$146,596

Multi-family
Pass	$105,362	$83,324	$74,430	$61,207	$23,424	$37,863	$3,275	$388,885
Substandard	—	—	30,300	20,939	—	—	—	51,239
Total	$105,362	$83,324	$104,730	$82,146	$23,424	$37,863	$3,275	$440,124

One-to four-family
Current	$—	$45,000	$3,619	$—	$9,646	$34,166	$—	$92,431
Total	$—	$45,000	$3,619	$—	$9,646	$34,166	$—	$92,431

C&I
Pass	$145,914	$116,860	$201,757	$79,865	$19,999	$14,270	$445,731	$1,024,396
Special Mention	—	—	19,754	—	—	—	15,500	35,254
Substandard	—	7,644	20,968	4,747	—	—	12,285	45,644
Total	$145,914	$124,504	$242,479	$84,612	$19,999	$14,270	$473,516	$1,105,294

Consumer
Current	$—	$—	$—	$—	$—	$14,686	$—	$14,686
Past due	—	—	—	—	—	388	—	388
Total	$—	$—	$—	$—	$—	$15,074	$—	$15,074

Total
Pass/Current	$1,075,124	$1,569,407	$1,457,110	$521,879	$181,272	$304,121	$499,609	$5,608,522
Special Mention	—	24,500	58,539	14,408	294	12,498	15,500	125,739
Substandard/Past due	—	7,644	75,268	25,686	—	388	12,285	121,271
Total	$1,075,124	$1,601,551	$1,590,917	$561,973	$181,566	$317,007	$527,394	$5,855,532

Charge-offs
Consumer	$—	$—	$—	$—	$—	$18	$—	$18

At June 30, 2024, there were $51.2 million and $24.0 million of collateral dependent Multi-family and CRE loans classified as substandard, respectively.

The following table presents loan balances by credit quality indicator and year of origination at December 31, 2023 and charge-offs for the year ended December 31, 2023 (in thousands):

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

The following tables show the amortized cost basis of modified loans to borrowers experiencing financial difficulty (in thousands):

	Combination
	Term			Modifications
	Extension and	Interest Rate		as a % of
Three months ended June 30, 2024	Interest Rate	Reduction	Total	Loan Class
Commercial & industrial	$4,747	$—	$4,747	0.4%
Multi-family	48,224	3,015	51,239	11.6%
Total	$52,971	$3,015	$55,986

	Combination
	Term			Modifications
	Extension and	Interest Rate		as a % of
Six months ended June 30, 2024	Interest Rate	Reduction	Total	Loan Class
Commercial & industrial	$11,736	$—	$11,736	1.1%
Multi-family	48,224	3,015	51,239	11.6%
Total	$59,960	$3,015	$62,975

The following table describes the types of modifications made to borrowers experiencing financial difficulty:

		Weighted
		Average
		Interest
	Term	Rate
	Extension	Reduction
Three months ended June 30, 2024
Commercial & industrial	11-12 months	3.8%

Six months ended June 30, 2024
Commercial & industrial	11-12 months	2.9%
Multi-family	6-12 months	4.1%

All loans to borrowers experiencing financial difficulty that have been modified during the three and six months ended June 30, 2024, were in compliance with their modified terms. At June 30, 2024, there were no additional commitments to lend to borrowers experiencing financial difficulty whose loans have been modified. There were no modifications where the borrower was experiencing financial difficulty during the three and six months ended June 30, 2023.

NOTE 6 — BORROWINGS

Borrowings consisted of the following (in thousands):

			Interest Expense
	At	At	Three months ended		Six months ended
	June 30,	December 31,	June 30,		June 30,
	2024	2023	2024	2023	2024	2023
Federal funds purchased and securities sold under agreements to repurchase	$—	$99,000	$—	$1,584	$151	$2,953
Federal Home Loan Bank of New York advances	$150,000	$440,000	$2,330	$5,877	$6,719	$6,534

Secured and other borrowings:
Secured borrowings	$7,514	$7,585	N.A.	N.A.	N.A.	N.A.
Federal Reserve Bank term loan	$100,000	$—	$1,214	$—	$2,295	$—

N.A. – not applicable

The outstanding FHLBNY advances are short-term transactions and at June 30, 2024, had a weighted average interest rate of 5.49%.

Secured borrowings are loan participation agreements with counterparties where the transfer of the participation interest did not qualify for sale treatment under GAAP.

The Federal Reserve established the Bank Term Funding Program (“BTFP”) on March 12, 2023 as a funding source for eligible depository institutions. The BTFP provides short-term liquidity (up to one year) against the par value of certain high-quality collateral, such as U.S. Treasury securities. The BTFP ceased making new loans as scheduled on March 11, 2024. At June 30, 2024, the Company had a $100.0 million FRB term loan under the BTFP that matures in January 2025 and has an interest rate of 4.87%.

At June 30, 2024, the Company had cash on deposit with the Federal Reserve Bank of New York and available secured wholesale funding borrowing capacity of $3.4 billion.

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Basic
Net income per consolidated statements of income	$16,799	$15,561	$33,002	$40,637
Less: Earnings allocated to participating securities	—	(82)	—	(170)
Net income available to common stockholders	$16,799	$15,479	$33,002	$40,467

Weighted average common shares outstanding including participating securities	11,192,936	11,195,461	11,163,127	11,137,381
Less: Weighted average participating securities	—	(59,200)	—	(46,686)
Weighted average common shares outstanding	11,192,936	11,136,261	11,163,127	11,090,695

Basic earnings per common share	$1.50	$1.39	$2.96	$3.65

Diluted
Net income allocated to common stockholders	$16,799	$15,479	$33,002	$40,467

Weighted average common shares outstanding for basic earnings per common share	11,192,936	11,136,261	11,163,127	11,090,695
Add: Dilutive effects of assumed exercise of stock options	—	88,591	—	123,773
Add: Dilutive effects of assumed vesting of performance based restricted stock	—	53,553	—	56,682
Add: Dilutive effects of assumed vesting of restricted stock units	6,800	—	—	—
Average shares and dilutive potential common shares	11,199,736	11,278,405	11,163,127	11,271,150

Dilutive earnings per common share	$1.50	$1.37	$2.96	$3.59

For the three and six months ended June 30, 2024, 24,420 and 12,210 of performance restricted stock units were not considered in the calculation of diluted earnings per share as their inclusion would be anti-dilutive, respectively. For the six months ended June 30, 2024, 293,052 of restricted stock units were not considered in the calculation of diluted earnings per share as their inclusion would be anti-dilutive. There were no outstanding stock options and performance restricted stock units at June 30, 2024.

NOTE 8 — STOCK COMPENSATION PLAN

Equity Incentive Plan

At June 30, 2024, the Company maintained three stock compensation plans, the 2022 Equity Incentive Plan (the “2022 EIP”), the 2019 Equity Incentive Plan (the “2019 EIP”) and the 2009 Equity Incentive Plan (the “2009 EIP”). The 2019 EIP expired on May 31, 2022 but has outstanding restricted stock awards subject to vesting schedules. The 2009 EIP has also expired but had outstanding stock options that were exercised in 2023.

The 2022 EIP was approved on May 31, 2022 by the stockholders of the Company. On May 29, 2024, the stockholders of the Company approved the amendment and restatement of the 2022 EIP increasing the number of shares of common stock that may be issued under the plan by 358,000. Under the 2022 EIP as amended, the remaining maximum number of shares of stock that may be delivered to participants in the form of restricted stock, restricted stock units and stock options, including ISOs and non-qualified stock options is 288,095 at June 30, 2024, subject to adjustment as set forth in the 2022 EIP, plus any awards that are forfeited under the 2019 EIP after March 15, 2022.

Stock Options

At June 30, 2024, no stock options were outstanding. There was no compensation cost related to stock options during the three and six months ended June 30, 2024. There was no unrecognized compensation cost related to stock options at June 30, 2024 and December 31, 2023.

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

In the first quarter of 2024 and 2023, 168,469 and 170,998 restricted stock grants were issued to certain key personnel, respectively. One-third of these shares vest each year for three years beginning on March 1, 2025 and March 1, 2024, respectively. Total compensation cost that has been charged against income for restricted stock grants was $1.8 million and $3.4 million for the three and six months ended June 30, 2024, respectively. Total compensation cost that has been charged against income for restricted stock grants was $1.6 million and $2.9 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, there was $10.8 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 1.98 years.

In January 2024, 27,500 restricted shares were granted to members of the Board of Directors. These shares vest in January 2025. In January 2023, 27,500 restricted shares were granted to members of the Board of Directors. These shares vested in January 2024. Total expense for the awards granted to members of the Board of Directors was $337,000 and $674,000 for the three and six months ended June 30, 2024, respectively. Total expense for the awards granted to members of the Board of Directors was $388,000 and $777,000 for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, total unrecognized expense for these awards was $682,000.

The following table summarizes the changes in the Company’s restricted stock grants:

	Six months ended
	June 30, 2024
		Weighted Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
Outstanding, beginning of period	233,852	$63.98
Granted	195,969	42.28
Forfeited	(10,026)	58.26
Vested	(126,743)	49.72
Outstanding at end of period	293,052	$55.83

Performance-Based Stock Units

During the second quarter of 2022, the Company established a long-term incentive award program under the 2022 EIP. Under the program, 73,260 PRSUs were awarded in the second quarter of 2024, which vest over a three-year period beginning in June 2025 if certain performance criteria are met. The weighted average service inception date fair value of the outstanding awarded shares was $3.0 million. Total compensation cost that has been charged against income for these PRSUs was $90,000 for the three and six months ended June 30, 2024.

During the second quarter of 2021, the Company established a long-term incentive award program under the 2019 EIP. Under the program, 90,000 PRSUs were awarded. During the second quarter of 2022, 20,800 PRSUs were forfeited and reissued pursuant to the 2022 EIP. The weighted average service inception date fair value of the outstanding awarded shares was $6.0 million. At the beginning of 2024, 2023, and 2022, 30,800, 29,200 and 30,000 PRSUs, respectively, vested as all performance criteria were met. All 90,000 vested shares were delivered in the first quarter of 2024. Total compensation cost that has been charged against income for these PRSUs was $0 for the three and six months ended June 30, 2024. Total compensation cost that has been charged against income for these PRSUs was $544,000 and $1.1 million for the three and six months ended June 30, 2023.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and derivative contracts, and to determine fair value disclosures. Other than derivative contracts, the Company did not have any liabilities that were measured at fair value at June 30, 2024 and December 31, 2023. AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain loans where the carrying value is based on the fair value of the underlying collateral. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Assets and Liabilities Measured on a Recurring Basis

Assets measured on a recurring basis are limited to the Company’s AFS securities portfolio, equity investments, and derivative contracts. The AFS portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Equity investments are carried at estimated fair value with changes in fair value reported as “unrealized gain/(loss)” on the statements of operations. Outstanding derivative contracts designated as cash flow hedges are carried at estimated fair value with changes in fair value reported as accumulated other comprehensive income or loss in shareholders’ equity. Outstanding derivatives not designated as hedges are carried at estimated fair value with changes in fair value reported as non-interest income. The fair values for substantially all of these assets are obtained monthly from an independent nationally recognized pricing service. On a quarterly basis, the Company assesses the reasonableness of the fair values obtained for the AFS portfolio by reference to a second independent nationally recognized pricing service. Based on the nature of these securities, the Company’s independent pricing service provides prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in the Company’s portfolio. Various modeling techniques are used to determine pricing for the Company’s MBS, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, the Company obtains the models, inputs and assumptions utilized by its pricing service and reviews them for reasonableness. Other than derivative contracts, the Company does not have any liabilities that were measured at fair value on a recurring basis.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At June 30, 2024
U.S. Government agency securities	$62,161	$—	$62,161	$—
U.S. State and Municipal securities	9,490	—	9,490	—
Residential mortgage securities	386,775	—	386,775	—
Commercial mortgage securities	43,338	—	43,338	—
Asset-backed securities	2,984	—	2,984	—
CRA Mutual Fund	2,122	2,122	—	—
Derivative assets	4,266	—	4,266	—
Derivative liabilities	596	—	596	—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2023
U.S. Government agency securities	$61,775	$—	$61,775	$—
U.S. State and Municipal securities	9,699	—	9,699	—
Residential mortgage securities	351,920	—	351,920	—
Commercial mortgage securities	34,584	—	34,584	—
Asset-backed securities	3,229	—	3,229	—
CRA Mutual Fund	2,123	2,123	—	—
Derivative assets	2,687	—	2,687	—
Derivative liabilities	6,037	—	6,037	—

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2024 and 2023.

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

There were no material assets measured at fair value on a non-recurring basis at June 30, 2024 and December 31, 2023.

Carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At June 30, 2024	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$18,152	$18,152	$—	$—	$18,152
Overnight deposits	226,510	226,510	—	—	226,510
Securities held-to-maturity	449,368	—	382,590	—	382,590
Loans, net	5,778,884	—	—	5,666,246	5,666,246
Other investments
FRB Stock	11,410	N/A	N/A	N/A	N/A
FHLB Stock	13,176	N/A	N/A	N/A	N/A
Disability Fund	1,500	—	1,500	—	1,500
Time deposits at banks	498	498	—	—	498
Receivable from global payments business, net	90,626	—	—	90,626	90,626
Accrued interest receivable	30,303	—	2,205	28,098	30,303

Financial Liabilities:
Non-interest-bearing demand deposits	$1,883,176	$1,883,176	$—	$—	$1,883,176
Money market and savings deposits	4,255,989	4,255,989	—	—	4,255,989
Time deposits	30,497	—	29,819	—	29,819
Federal funds purchased	—	—	—	—	—
Federal Home Loan Bank of New York advances	150,000	—	150,000	—	150,000
Trust preferred securities payable	20,620	—	—	20,003	20,003
Prepaid debit cardholder balances	22,631	—	—	22,631	22,631
Accrued interest payable	3,876	699	2,785	392	3,876
Secured and other borrowings	107,514	—	7,514	99,869	107,383

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2023	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$31,973	$31,973	$—	$—	$31,973
Overnight deposits	237,492	237,492	—	—	237,492
Securities held-to-maturity	468,860	—	404,252	—	404,252
Loans, net	5,566,832	—	—	5,474,238	5,474,238
Other investments
FRB Stock	11,410	N/A	N/A	N/A	N/A
FHLB Stock	25,558	N/A	N/A	N/A	N/A
Disability Fund	1,500	—	1,500	—	1,500
Time deposits at banks	498	498	—	—	498
Receivable from global payments business, net	87,648	—	—	87,648	87,648
Accrued interest receivable	31,948	—	2,007	29,941	31,948

Financial Liabilities:
Non-interest-bearing demand deposits	$1,837,874	$1,837,874	$—	$—	$1,837,874
Money market and savings deposits	3,864,018	3,864,018	—	—	3,864,018
Time deposits	35,400	—	35,011	—	35,011
Federal funds purchased	99,000	—	99,000	—	99,000
Federal Home Loan Bank of New York advances	440,000	—	440,000	—	440,000
Trust preferred securities payable	20,620	—	—	20,007	20,007
Prepaid debit cardholder balances	10,178	—	—	10,178	10,178
Accrued interest payable	1,894	1,028	475	391	1,894
Secured and other borrowings	7,585	—	7,585	—	7,585

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in Accumulated Other Comprehensive Income (Loss) balances, net of tax effects at the dates indicated (in thousands):

			Total
			Accumulated
			Other
	AFS	Cash Flow	Comprehensive
	Securities	Hedge	Income (Loss)
Three Months Ended
Balance at April 1, 2024	$(57,251)	$5,161	$(52,090)
Unrealized gain (loss) arising during the period, net of tax	103	656	759
Reclassification adjustment for gain included in net income, net of tax	—	(874)	(874)
Other comprehensive income (loss), net of tax	103	(218)	(115)
Balance at June 30, 2024	$(57,148)	$4,943	$(52,205)

Balance at April 1, 2023	$(56,114)	$5,982	$(50,132)
Unrealized gain (loss) arising during the period, net of tax	(4,675)	4,702	27
Reclassification adjustment for gain included in net income, net of tax	—	(816)	(816)
Other comprehensive income (loss), net of tax	(4,675)	3,886	(789)
Balance at June 30, 2023	$(60,789)	$9,868	$(50,921)

Six Months Ended
Balance at January 1, 2024	$(54,685)	$1,749	$(52,936)
Unrealized gain (loss) arising during the period, net of tax	(2,463)	4,935	2,472
Reclassification adjustment for gain included in net income, net of tax	—	(1,741)	(1,741)
Other comprehensive income (loss), net of tax	(2,463)	3,194	731
Balance at June 30, 2024	$(57,148)	$4,943	$(52,205)

Balance at January 1, 2023	$(61,833)	$7,535	$(54,298)
Unrealized gain (loss) arising during the period, net of tax	1,044	4,007	5,051
Reclassification adjustment for gain included in net income, net of tax	—	(1,674)	(1,674)
Other comprehensive income (loss), net of tax	1,044	2,333	3,377
Balance at June 30, 2023	$(60,789)	$9,868	$(50,921)

The following table presents the tax effects allocated to each component of Accumulated Other Comprehensive Income (Loss) at the dates indicated (in thousands):

	Gross	Tax
	Amount	Component	Total
Balance at June 30, 2024
Unrealized gain (loss) on AFS Securities	$(82,125)	$24,977	$(57,148)
Unrealized gain (loss) on Cash Flow Hedges	7,080	(2,137)	4,943
Total ending other comprehensive income (loss)	$(75,045)	$22,840	$(52,205)

At December 31, 2023
Unrealized gain (loss) on AFS Securities	$(77,783)	$23,098	$(54,685)
Unrealized gain (loss) on Cash Flow Hedges	2,574	(825)	1,749
Total ending other comprehensive income (loss)	$(75,209)	$22,273	$(52,936)

The following table shows the amounts reclassified out of AOCI for the realized gain on cash flow hedges (in thousands):

					Affected line item in
	Three months ended		Six months ended		the Consolidated Statements
	June 30,		June 30,		of Operations
	2024	2023	2024	2023
Realized gain (loss) on cash flow hedges	$1,262	$1,218	$2,513	$2,453	Licensing fees
Income tax (expense) benefit	(388)	(402)	(772)	(779)	Income tax expense
Total reclassifications, net of income tax	$874	$816	$1,741	$1,674

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

The following off-balance-sheet financial instruments, whose contract amounts represent credit risk, are outstanding (in thousands):

	At June 30, 2024		At December 31, 2023
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Unused loan commitments	$58,964	$482,003	$67,418	$527,730
Standby and commercial letters of credit	41,718	—	59,532	—
	$100,682	$482,003	$126,950	$527,730

A commitment to extend credit is a legally binding agreement to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally expire within two years. At June 30, 2024, the Company’s fixed rate loan commitments had interest rates ranging from 3.0% to 9.5% and the Company’s variable rate loan commitments had interest rates ranging from 6.0% to 12.5%. At December 31, 2023, the Company’s fixed rate loan commitments had interest rates ranging from 3.0% to 9.5% and the Company’s variable rate loan commitments had interest rates ranging from 6.0% to 12.5%. The amount of collateral obtained, if any, by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Company or other financial institutions and securities.

The Company’s stand-by letters of credit amounted to $41.7 million and $59.5 million as of June 30, 2024 and December 31, 2023, respectively. The Company’s stand-by letters of credit are collateralized by interest-bearing accounts of $32.6 million and $36.2 million as of June 30, 2024 and December 31, 2023, respectively.

Legal and Regulatory Proceedings

There have been and continue to be ongoing investigations by governmental entities concerning a prepaid debit card product program that was offered by GPG. During the early stages of the COVID-19 pandemic, third parties used this prepaid debit card product to establish unauthorized accounts and to receive unauthorized government benefits payments, including unemployment insurance benefits payments made pursuant to the Coronavirus Aid, Relief, and Economic Security Act from many states. The Company ceased accepting new accounts from this program manager in July 2020 and exited its relationship with this program manager in August 2020. The Company has cooperated and continues to cooperate in these investigations and continues to review this matter. In 2023, the Bank entered into separate consensual resolutions with each of the FRB and the NYSDFS with respect to their investigations, each of which investigations is now closed as a result of such orders.

In addition to the matters described above, the Company is subject to various other pending and threatened legal actions relating to the conduct of its business activities, as well as inquiries and investigations from regulators. While the future outcome of litigation or regulatory matters cannot be determined at this time, in the opinion of management, as of June 30, 2024, the aggregate liability, if any, arising out of any such other pending or threatened matters are not expected to be material to the Company’s financial condition, results of operations, and liquidity.

NOTE 12 — REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers that are in the scope of ASC 606, Revenue from Contracts with Customers, are recognized in non-interest income. The following table presents the Company’s revenue from contracts with customers (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Service charges on deposit accounts	$2,094	$1,481	$3,957	$2,937
Global Payments Group revenue	3,686	5,731	7,755	10,581
Other service charges and fees	367	676	1,462	1,318
Total	$6,147	$7,888	$13,174	$14,836

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

NOTE 13 — DERIVATIVES

On occasion, the Company enters into derivative contracts as a part of its asset liability management strategy to help manage its interest rate risk position. At June 30, 2024, these derivatives had a notional amount of $550.0 million and contractual maturities ranging from August 1, 2025 to March 23, 2026. The notional amount of the derivatives does not represent the amount exchanged by the parties. The derivatives were designated as cash flow hedges of certain deposit liabilities and borrowings of the Company. The hedges were determined to be highly effective during the three and six months ended June 30, 2024. The Company expects the hedges to remain highly effective during the remaining term of the derivatives.

In addition, the Company periodically enters into certain commercial loan interest rate swap agreements to provide commercial loan clients the ability to convert loans from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively converts the client’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party to offset its exposure on the variable and fixed components of the client agreement. As the interest rate swap agreements with the clients and third parties are not designated as hedges, the instruments are marked to market in earnings. At June 30, 2024, these interest rate swaps have a notional amount of $69.0 million and a contractual maturity of August 15, 2028.

The following tables reflect the derivatives recorded on the balance sheet (in thousands):

		Fair Value
	Notional	Other	Other
	Amount	Assets	Liabilities
At June 30, 2024
Derivatives designated as hedges:
Interest rate swaps related to client deposits and borrowings	$550,000	$3,999	$329

Derivatives not designated as hedges:
Interest rate swaps	$69,000	$267	$267

At December 31, 2023
Derivatives designated as hedges:
Interest rate swaps related to client deposits and borrowings	$700,000	$1,530	$4,880

Derivatives not designated as hedges:
Interest rate swaps	$69,000	$1,157	$1,157

The effect of cash flow hedge accounting on accumulated other comprehensive income is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest rate swaps and caps related to client deposits and borrowings
Amount of gain (loss) recognized in OCI, net of tax	$656	$4,702	$4,935	$4,007
Amount of gain (loss) reclassified from OCI into income	$1,262	$1,218	$2,513	$2,453
Location of gain (loss) reclassified from OCI into income	Licensing fees	Licensing fees	Licensing fees	Licensing fees

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Background

The Company is a bank holding company headquartered in New York, New York and registered under the BHC Act. Through its wholly owned bank subsidiary, Metropolitan Commercial Bank (the “Bank”), a New York state chartered commercial bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and individuals primarily in the New York metropolitan area. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout this Form 10-Q.

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

The Company operates six banking centers strategically located within close proximity to target clients. The strength of the Company’s deposit franchise comes from its long-standing relationships with clients and the strong ties it has in its market area. The Company has also developed a diversified funding strategy, which enables it to be less reliant on branches. Deposit funding is provided by the following core deposit verticals: (i) borrowing clients; (ii) non-borrowing retail clients; (iii) corporate cash management clients; (iv) municipal and other local entities; (v) EB-5 Program accounts; and (vi) Title and Escrow and Charter School clients.

Critical Accounting Policies

Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policy, which involves the most complex or subjective decisions or assessments, is the allowance for credit losses.

Allowance for Credit Losses

The ACL has been determined in accordance with GAAP. The Company is responsible for the timely and periodic determination of the amount of the ACL. Management believes that the ACL for loans and loan commitments is adequate to cover expected credit losses over the life of the loan portfolio. Although management evaluates available information to determine the adequacy of the ACL, the level of allowance is an estimate which is subject to significant judgment and short-term change. Because of uncertainties associated with local and national economic forecasts, the operating and regulatory environment, collateral values and future cash flows from the loan portfolio, it is possible that a material change could occur in the ACL. The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of uncertain economic conditions, the valuations determined from such estimates and appraisals may change. Accordingly, the Company may ultimately incur losses that vary from management’s current estimates. Adjustments to the ACL will be reported in the period in which such adjustments become known and can be reasonably estimated. All loan losses are charged to the ACL when the loss actually occurs or when the collectability of principal is deemed to be unlikely. Recoveries are credited to the allowance at the time of recovery. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL. As a result of such examinations, the Company may need to recognize additions to the ACL based on the regulators’ observations.

In estimating the ACL, the Company relies on models and economic forecasts developed by external parties as the primary driver of the ACL. These external models and forecasts are based on nationwide data sets. Economic forecasts can change significantly over an economic cycle and have a significant level of uncertainty associated with them. The performance of these models is dependent on the variables used in the models being reasonable predictors for the loan portfolio’s performance. However, these variables may not capture all sources of risk within the portfolio. As a result, the Company reviews the results and makes qualitative adjustments to capture potential limitations of the external models as necessary. Such qualitative factors may include adjustments to better capture the imprecision associated with the economic forecasts, and the ability of the models to capture emerging risks within the portfolio that may not be represented in the data. These adjustments are evaluated through the Company’s review process and revised on a quarterly basis to account for changes in forecasts, facts and circumstances.

One of the more significant judgments involved in estimating the Company’s ACL relates to the macroeconomic forecasts used to estimate credit losses and the relative weightings applied to them. To illustrate the impact of changes in these forecasts to the Company’s ACL, the Company performed a hypothetical sensitivity analysis that decreased the weight on the baseline scenario by 33% and equally allocated the difference to increase the weights on the more optimistic and adverse scenarios. All else equal, the impact of this hypothetical forecast would result in a net increase of approximately $7.1 million, or 11.8%, in the Company’s total ACL for loans and loan commitments as of June 30, 2024. This hypothetical analysis is intended to illustrate the impact of adverse changes in the macroeconomic forecasts at a point in time and is not intended to reflect the full nature and extent of potential future change in the ACL. It is difficult to estimate how potential changes in any one of the quantitative inputs or qualitative factors might affect the overall ACL and the Company’s current assessments may not reflect the potential future impact of changes to those inputs or factors.

Discussion of Financial Condition

The Company had total assets of $7.3 billion at June 30, 2024, an increase of $197.9 million, or 2.8%, from December 31, 2023.

Total cash and cash equivalents were $244.7 million at June 30, 2024, a decrease of $24.8 million, or 9.2%, from December 31, 2023. The decrease primarily reflects the $214.1 million net deployment into loans and the $289.0 million decrease in wholesale funding, partially offset by the $432.4 million increase in deposits.

Investments

Total securities were $956.2 million at June 30, 2024, an increase of $24.0 million, or 2.6%, from December 31, 2023. The increase was primarily due to the purchase of $72.8 million of AFS securities, partially offset by the $44.3 million paydown and maturities of AFS and HTM securities.

Loans

Total loans, net of deferred fees and unamortized costs, were $5.8 billion at June 30, 2024, an increase of $214.1 million, or 3.8%, from December 31, 2023. The increase in total loans was due primarily to an increase of $198.4 million in CRE loans (including owner-occupied) and $53.8 million in C&I loans. At June 30, 2024, 80.2% of the CRE and C&I loan portfolio is concentrated in the New York Metropolitan Area (mainly New York City) and Florida.

As of June 30, 2024, total loans consisted primarily of CRE loans (including multi-family mortgage loans) and C&I loans. The Company’s commercial loan portfolio includes loans to the following industries (dollars in thousands):

	At June 30, 2024
		% of Total
	Balance	Loans
CRE (1)
Skilled Nursing Facilities	$1,631,561	27.9%
Multi-family	440,123	7.5
Office	377,308	6.5
Mixed use	412,066	7.1
Hospitality	343,981	5.9
Retail	294,644	5.0
Land	259,704	4.4
Warehouse / industrial	165,078	2.8
Construction	146,596	2.5
Other	571,672	9.8
Total CRE	$4,642,733	79.4%

C&I
Finance & Insurance	$265,929	4.6%
Skilled Nursing Facilities	257,969	4.4
Individuals	120,935	2.1
Healthcare	127,268	2.2
Services	71,343	1.2
Wholesale	58,113	1.0
Manufacturing	40,910	0.7
Other	162,828	2.8
Total C&I	$1,105,294	19.0%

(1)CRE, not including one-to-four family loans

The largest concentration in the loan portfolio is to the healthcare industry, which amounted to $2.0 billion, or 34.5% of total loans, at June 30, 2024, including $1.9 billion in loans to skilled nursing facilities.

Asset Quality

Non-performing loans declined to $31.1 million at June 30, 2024 compared to $51.9 million at December 31, 2023 due to one multi-family loan relationship that was returned to accrual status. The table below sets forth key asset quality ratios (dollars in thousands):

	At or for the	At or for the
	six months ended	year ended
	June 30,	December 31,
	2024	2023
Asset Quality Ratios
Non-performing loans	$31,097	$51,897
Non-performing loans to total loans	0.53%	0.92%
Allowance for credit losses to total loans	1.03%	1.03%
Non-performing loans to total assets	0.43%	0.73%
Allowance for credit losses to non-performing loans	193.0%	111.7%
Ratio of net charge-offs (recoveries) to average loans outstanding in aggregate	—%	0.02%

Allowance for Credit Losses – Loans and Loan Commitments

The ACL was $60.0 million at June 30, 2024, as compared to $58.0 million at December 31, 2023. The Company recorded a $2.1 million provision for credit losses for the six months ended June 30, 2024, which reflects loan growth and a provision related to a single C&I loan.

Deposits

Total deposits were $6.2 billion at June 30, 2024, an increase of $432.4 million, or 7.5%, from December 31, 2023. The increase from December 31, 2023, was due primarily to broad based increases across most of the Company’s various deposit verticals. Non-interest-bearing demand deposits were 30.5% of total deposits at June 30, 2024, compared to 32.0% at December 31, 2023.

The table below summarizes the Company’s deposit composition by segment for the periods indicated (dollars in thousands):

	At June 30, 2024	At December 31, 2023	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$1,883,176	$1,837,874	$45,302	2.5%
Money market	4,237,028	3,856,975	380,053	9.9
Savings accounts	18,961	7,043	11,918	169.2
Time deposits	30,497	35,400	(4,903)	(13.9)
Total	$6,169,662	$5,737,292	$432,370	7.5%

At June 30, 2024, the aggregate estimated amount of FDIC uninsured deposits was $1.6 billion, and the aggregate estimated amount of uninsured time deposits was $17.7 million. The following table presents the scheduled maturities of time deposits greater than $250,000 (in thousands):

At June 30, 2024
Three months or less	$3,775
Over three months through six months	4,791
Over six months through one year	3,946
Over one year	5,179
Total	$17,691

Borrowings

To support the balance sheet, the Company may at times utilize FHLB advances or other funding sources. At June 30, 2024, the Company had $150.0 million of FHLBNY advances. At December 31, 2023, the Company had $99.0 million of Federal funds purchased and $440.0 million of FHLBNY advances.

At June 30, 2024, the Company had a $100.0 million FRB term loan under the Bank Term Funding Program (“BTFP”). The Federal Reserve established the BTFP on March 12, 2023, as a funding source for eligible depository institutions. Advances can no longer be requested under the program. The BTFP was created to provide short-term liquidity (up to one year) against the par value of certain high-quality collateral, such as U.S. Treasury securities.

Accumulated Other Comprehensive Income

Accumulated other comprehensive loss, net of tax, was $52.2 million at June 30, 2024, a decrease of $0.7 million from December 31, 2023. The decrease from December 31, 2023 was due to net unrealized gains on outstanding cash flow hedges, partially offset by an increase in unrealized losses on AFS securities due to changes in prevailing interest rates and the reclassification to net income of gains on a terminated cash flow hedge.

Results of Operations

Net Income

Net income was $16.8 million for the second quarter of 2024, an increase of $1.2 million as compared to $15.6 million for the second quarter of 2023. This increase was due primarily to a $7.8 million increase in net interest income and a $2.8 decrease in the provision for credit losses, partially offset by a $9.8 million increase in non-interest expense.

Net income was $33.0 million for the six months ended June 30, 2024, a decrease of $7.6 million as compared to $40.6 million for the six months ended June 30, 2023. This decrease was due primarily to a $9.0 million increase in net interest income and a $2.9 million decrease in the provision for credit losses, partially offset by a $20.7 million increase in non-interest expense.

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

	Three Months Ended
	June 30, 2024			June 30, 2023
	Average		Yield /	Average		Yield /
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest-earning assets:
Loans (2)	$5,754,283	$104,595	7.31%	$4,921,887	$80,516	6.54%
Available-for-sale securities	589,825	3,353	2.29	520,322	2,068	1.59
Held-to-maturity securities	456,078	2,124	1.87	519,076	2,602	2.01
Equity investments	2,431	16	2.59	2,375	13	2.09
Overnight deposits	369,169	5,167	5.63	237,449	3,086	5.14
Other interest-earning assets	27,301	506	7.45	39,197	693	7.08
Total interest-earning assets	7,199,087	115,761	6.47	6,240,306	88,978	5.70
Non-interest-earning assets	182,234			162,326
Allowance for credit losses	(58,841)			(48,035)
Total assets	$7,322,480			$6,354,597
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$4,319,340	50,237	4.68	$2,987,237	27,100	3.64
Certificates of deposit	37,084	318	3.45	45,925	303	2.65
Total interest-bearing deposits	4,356,424	50,555	4.67	3,033,162	27,403	3.62
Borrowed funds	287,104	3,667	5.14	588,281	7,824	5.32
Total interest-bearing liabilities	4,643,528	54,222	4.70	3,621,443	35,227	3.90
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,879,213			1,977,443
Other non-interest-bearing liabilities	119,675			139,341
Total liabilities	6,642,416			5,738,227
Stockholders' equity	680,064			616,370
Total liabilities and equity	$7,322,480			$6,354,597
Net interest income		$61,539			$53,751
Net interest rate spread (3)			1.77%			1.80%
Net interest margin (4)			3.44%			3.44%
Total cost of deposits (5)			3.26%			2.19%
Total cost of funds (6)			3.34%			2.52%
(1)	Annualized.
(2)	Amount includes deferred loan fees and non-performing loans.
(3)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(4)	Determined by dividing annualized net interest income by total average interest-earning assets.
(5)	Determined by dividing annualized interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(6)	Determined by dividing annualized interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

	Six Months Ended
	June 30, 2024			June 30, 2023
	Average		Yield /	Average		Yield /
(dollars in thousands)	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
Assets:
Interest-earning assets:
Loans (2)	$5,725,562	$206,976	7.27%	$4,880,343	$156,476	6.45%
Available-for-sale securities	577,558	6,311	2.20	525,384	4,175	1.59
Held-to-maturity securities	460,674	4,296	1.88	512,900	4,978	1.94
Equity investments - non-trading	2,423	30	2.53	2,368	25	2.09
Overnight deposits	333,580	9,321	5.62	222,765	5,570	4.97
Other interest-earning assets	30,365	1,162	7.69	29,733	1,017	6.84
Total interest-earning assets	7,130,162	228,096	6.43	6,173,493	172,241	5.61
Non-interest-earning assets	182,635			157,338
Allowance for credit losses	(58,679)			(46,831)
Total assets	$7,254,118			$6,284,000
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$4,209,403	96,848	4.63	$2,914,160	49,129	3.40
Certificates of deposit	35,674	593	3.34	49,399	647	2.64
Total interest-bearing deposits	4,245,077	97,441	4.62	2,963,559	49,776	3.39
Borrowed funds	362,246	9,407	5.22	389,360	10,180	5.23
Total interest-bearing liabilities	4,607,323	106,848	4.66	3,352,919	59,956	3.61
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,857,290			2,183,000
Other non-interest-bearing liabilities	115,974			143,573
Total liabilities	6,580,587			5,679,492
Stockholders' equity	673,531			604,508
Total liabilities and equity	$7,254,118			$6,284,000
Net interest income		$121,248			$112,285
Net interest rate spread (3)			1.77%			2.01%
Net interest margin (4)			3.42%			3.65%
Total cost of deposits (5)			3.21%			1.95%
Total cost of funds (6)			3.32%			2.18%
(1)	Annualized.
(2)	Amount includes deferred loan fees and non-performing loans.
(3)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(4)	Determined by dividing annualized net interest income by total average interest-earning assets.
(5)	Determined by dividing annualized interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(6)	Determined by dividing annualized interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

Net interest margin for the second quarter of 2024 was 3.44% compared to 3.44% for the second quarter of 2023. Net interest margin for the six months ended June 30, 2024 was 3.42% compared to 3.65% for the six months ended June 30, 2023. The 23 basis point decrease was due primarily to the shift from non-interest bearing deposits to interest bearing deposits related to the exit from the crypto-related deposit vertical, and, moreover, the increase in the cost of funds, partially offset by loan growth and the increase in loan yields.

Interest Income

Interest income increased $26.8 million to $115.8 million for the second quarter of 2024 as compared to $89.0 million for the second quarter of 2023, primarily due to the increase in the average balance of loans and an increase in the yield on loans. The average balance of loans increased $832.4 million for the second quarter of 2024 as compared to the second quarter of 2023. The yield on loans increased 77 basis points for the second quarter of 2024 as compared to the second quarter of 2023 due to the increase in prevailing market interest rates and a disciplined approach to loan pricing.

Interest income increased $55.9 million to $228.1 million for the six months ended June 30, 2024 as compared to $172.2 million for the six months ended June 30, 2023, primarily due to the increase in the average balance of loans and an increase in the yield for loans. The average balance of loans increased $845.2 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The yield on loans increased 82 basis points for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 due to the increase in prevailing market interest rates and a disciplined approach to loan pricing.

Interest Expense

Interest expense increased $19.0 million to $54.2 million for the second quarter of 2024 as compared to $35.2 million for the second quarter of 2023 due primarily to the increase in the average balance of interest-bearing deposits and an increase in the cost of funds, partially offset by the decrease in the average balance of borrowed funds. The average balance of interest-bearing deposits increased $1.3 billion for the second quarter of 2024 as compared to the second quarter of 2023, which reflects deposit growth and the shift from non-interest bearing deposits to interest bearing deposits primarily related to the exit from the crypto-related deposit vertical in 2023. The total cost of funds for the second quarter of 2024 increased 82 basis points compared to the second quarter of 2023, which reflects the continued effects of high short-term interest rates, intense competition for deposits, and the shift from non-interest bearing deposits to interest bearing funding related to the exit from the crypto-related deposit vertical. The average balance of borrowed funds decreased $301.2 million for the second quarter of 2024 as compared to the second quarter of 2023, which reflects a disciplined approach to liquidity management.

Interest expense increased $46.9 million to $106.8 million for the six months ended June 30, 2024 as compared to $60.0 million for the six months ended June 30, 2023, due primarily to the increase in the average balance of interest-bearing deposits and an increase in the cost of funds. The average balance of interest-bearing deposits increased $1.3 billion for the six months ended June 30, 2024 as compared to the six month ended June 30, 2023, which reflects deposit growth and the shift from non-interest bearing deposits to interest bearing deposits primarily related to the exit from the crypto-related deposit vertical in 2023. The total cost of funds for the six months ended June 30, 2024 increased 114 basis points compared to the six months ended June 30, 2023, which reflects the continued effects of high short-term interest rates, intense competition for deposits, and the shift from non-interest bearing deposits to interest bearing funding.

Provision for Credit Losses – Loans and Loan Commitments

The provision for credit losses for the three and six months ended June 30, 2024 was $1.5 million and $2.1 million, respectively, which reflects loan growth and a provision related to a single C&I loan.

Non-Interest Income

Non-interest income decreased $1.7 million to $6.1 million for the second quarter of 2024, as compared to the second quarter of 2023 driven primarily by lower GPG revenue, partially offset by an increase in service charges on deposit accounts. At the beginning of 2024, the Company announced that it will exit all GPG Banking-as-a-Service relationships, which is expected to be completed during 2024. Non-interest income decreased $1.7 million to $13.1 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 driven primarily by lower GPG revenue, partially offset by an increase in service charges on deposit accounts.

Non-Interest Expense

Non-interest expense increased $9.8 million to $42.3 million for the second quarter of 2024, compared to the second quarter of 2023 due primarily to an increase of $3.2 million in compensation and benefits related to the increase in number of employees, an increase of $1.9 million in professional fees primarily related to regulatory remediation costs, an increase of $1.6 million in technology costs primarily related to the digital transformation project, and an increase of $1.6 million in other expenses. At the beginning of 2024, the Company began implementing an innovative digital transformation project to improve its capabilities and efficiencies for both client facing and internal processes, which it expects to complete in 2025.

Non-interest expense increased $20.7 million to $84.2 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, due primarily to an increase of $6.8 million in compensation and benefits due to severance expenses related to the GPG wind down and the increase in number of employees, an increase of $3.7 million in professional fees primarily related to regulatory remediation costs, an increase of $3.3 million in technology costs primarily related to the digital transformation project, and the $2.5 million reversal of the regulatory settlement reserve recorded in the first quarter of 2023.

Income Tax Expense

The estimated effective tax rate for the second quarter of 2024 was 29.7% as compared to 37.4% for the second quarter of 2023. The effective tax rate for the second quarter of 2023 includes an unfavorable discrete expense related to the rescission of stock awards.  The effective tax rate for the six months ended June 30, 2024 was 31.5% compared to 30.8% for the six months ended June 30, 2023.

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

At June 30, 2024, the Company had $541.0 million in unused loan commitments and $41.7 million in standby and commercial letters of credit. At December 31, 2023, the Company had $595.1 million in unused commitments and $59.5 million in standby and commercial letters of credit.

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

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At June 30, 2024 and December 31, 2023, cash and cash equivalents totaled $244.7 million and $269.5 million, respectively. Securities, which provide an additional source of liquidity, totaled $956.2 million at June 30, 2024 and $932.2 million at December 31, 2023. At June 30, 2024, there were $783.1 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $170.8 million were encumbered. At December 31, 2023, there were $845.7 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $60.0 million were encumbered.

The Company’s primary investing activities are the origination of loans, and to a lesser extent, the purchase of loans and securities. For the three and six months ended June 30, 2024, the Company’s loan production was $290.8 million and $560.4 million as compared to $425.4 million and $690.8 million, respectively, for the three and six months ended June 30, 2023.

Financing activities consisted primarily of activity in deposit accounts and borrowings. The Company gathers deposits from businesses and individuals through client referrals and other relationships and through its retail presence. The Company has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds. Total deposits were $6.2 billion at June 30, 2024, an increase of $432.4 million, or 7.5%, from December 31, 2023.

At June 30, 2024, interest-bearing deposits were comprised of $4.2 billion of money market accounts and $30.5 million of time deposits. Time deposits due within one year of June 30, 2024 totaled $24.0 million, or 0.4%, of total deposits. At June 30, 2024, the aggregate estimated amount of FDIC uninsured deposits was $1.6 billion. At December 31, 2023, interest-bearing deposits were comprised of $3.9 billion of money market accounts and $35.4 million of time deposits. Time deposits due within one year of December 31, 2023 totaled $37.6 million, or 0.7%, of total deposits. Non-interest-bearing deposits were 30.5% of total deposits at June 30, 2024, as compared to 32.0% at December 31, 2023. At December 31, 2023, the aggregate estimated amount of FDIC uninsured deposits was $1.6 billion.

In the event loan demand were to increase faster than expected, or any other unforeseen demand or commitment were to occur, the Company could access its borrowing capacity with the FHLB or obtain additional funds through alternative funding sources, including the brokered deposit market. At June 30, 2024, the Company had $150.0 million of outstanding FHLBNY advances and a $100.0 million FRB term loan under the BTFP. The Company had $3.1 billion and $2.8 billion of available secured wholesale funding capacity at June 30, 2024 and December 31, 2023, respectively.

Regulation

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. At June 30, 2024 and December 31, 2023, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and the Bank review capital levels on a monthly basis. Below is a table of the Company’s and Bank’s capital ratios for the periods indicated:

				Minimum Ratio
			Minimum	Required	Minimum
	At	At	Ratio to be	for Capital	Capital
	June 30,	December 31,	“Well	Adequacy	Conservation
	2024	2023	Capitalized”	Purposes	Buffer
The Company
Tier 1 leverage ratio	10.3%	10.6%	N/A	4.0%	—%
Common equity tier 1	11.7%	11.5%	N/A	4.5%	2.5%
Tier 1 risk-based capital ratio	12.1%	11.8%	N/A	6.0%	2.5%
Total risk-based capital ratio	13.0%	12.8%	N/A	8.0%	2.5%

The Bank
Tier 1 leverage ratio	10.1%	10.3%	5.00%	4.0%	—%
Common equity tier 1	11.8%	11.5%	6.50%	4.5%	2.5%
Tier 1 risk-based capital ratio	11.8%	11.5%	8.00%	6.0%	2.5%
Total risk-based capital ratio	12.8%	12.5%	10.00%	8.0%	2.5%

At June 30, 2024 and December 31, 2023, total non-owner-occupied CRE loans were 358.4% and 368.1% of risk-based capital, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of IRR while maximizing net income and preserving adequate levels of liquidity and capital. The Board of Directors provides oversight of the Company’s asset and liability management function, which is managed by the Company’s ALCO. The ALCO has further assigned responsibility for the day-to-day management of IRR to the CFO, or his designee. The ALCO meets regularly to review, among other things, the sensitivity of earnings and the market value of assets and liabilities to market interest rate changes and local and national market conditions. That group also reviews liquidity, capital, deposit mix, loan mix and investment positions. Based upon the nature of its operations, the Company is not subject to FX or commodity price risk.

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

The following table shows the estimated impact on net interest income for the one-year period beginning June 30, 2024 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

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

At June 30, 2024
Change in	Net	Year 1
Interest	Interest	Change
Rates	Income Year 1	from
(basis points)	Forecast	Level
+400	$218,082	(12.43)%
+300	225,408	(9.49)
+200	232,745	(6.55)
+100	241,393	(3.07)
—	249,046	—
-100	255,588	2.63
-200	262,552	5.42
-300	270,148	8.47
-400	278,200	11.71

The table above indicates that at June 30, 2024, in the event of an instantaneous and sustained parallel upward shift of 200 basis points in interest rates, the Company would experience a 6.55% decrease in net interest income. In the event of an instantaneous and sustained parallel downward shift of 200 basis points in interest rates, it would experience a 5.42% increase in net interest income.

Economic Value of Equity Analysis

The Company also analyzes the sensitivity of its financial condition to changes in interest rates through an EVE model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates. The table below represents an analysis of IRR as measured by the estimated changes in EVE, resulting from instantaneous and sustained parallel shifts in the yield curve (+100, +200, +300 and +400 basis points and -100, -200, -300 and -400 basis points) at June 30, 2024 (dollars in thousands):

		Estimated
		Increase (Decrease) in
		EVE
Change in
Interest Rates	Estimated
(basis points) (1)	EVE (2)	Dollars	Percent
+400	$406,301	$(166,608)	(29.08)%
+300	448,475	(124,434)	(21.72)
+200	490,524	(82,385)	(14.38)
+100	537,279	(35,630)	(6.22)
—	572,909	—	—
-100	597,844	24,935	4.35
-200	611,054	38,145	6.66
-300	617,164	44,255	7.72
-400	610,469	37,560	6.56
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from the Company’s liabilities adjusted for the value of off-balance sheet contracts.

The table above indicates that at June 30, 2024, in the event of an immediate upward shift of 200 basis points in interest rates, the Company would experience a 14.38% decrease in its EVE. In the event of an immediate downward shift of 200 basis points in interest rates, the Company would experience a 6.66% increase in its EVE.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and the Chief Financial Officer, who is the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company is subject to various pending and threatened legal actions. There have been no material changes in the legal proceedings, if any, previously disclosed under Part I, Item 3 in our 2023 Form 10-K. While the future outcome of litigation or regulatory matters cannot be determined at this time, in the opinion of management, as of June 30, 2024, the aggregate liability, if any, arising out of any such pending or threatened legal actions are not expected to be material to the Company’s financial condition, results of operations, and liquidity.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Amendment of Bylaws

On July 31, 2024, our Board of Directors approved and adopted the Company’s Amended and Restated Bylaws (the “Bylaws”), which became effective immediately upon adoption. The Board of Directors approved an amendment to the Bylaws to update Article II, Section 16 regarding eligibility of individuals to be elected or appointed as a director. The amendment provides the Board of Directors discretion to approve the nomination for re-election of a director who will have attained the age of seventy-five (75) years on or prior to the date of his or her re-election if the Board of Directors determines that such nomination is in the best interest of the Company.

The preceding summary of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Bylaws, a copy of which is included as Exhibit 3.3 to this report and incorporated by reference herein.

Rule 10b5-1 Trading Arrangement

On June 6, 2024, Nick Rosenberg, Executive Vice President and Chief Business Development Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 8,250 shares of the Company’s common stock, commencing on September 16, 2024 and continuing until all shares are sold or September 16, 2025, whichever comes first.

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

3.3	Amended and Restated Bylaws of Metropolitan Bank Holding Corp.

31.1	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Principal Executive Officer of the Company and the Principal Financial Officer of the Company.

101	INS XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation Linkbase

101	DEF XBRL Taxonomy Extension Definition Linkbase

101	LAB XBRL Taxonomy Extension Label Linkbase

101	PRE XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from Metropolitan Bank Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: August 2, 2024By: /s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: August 2, 2024By:/s/ Daniel F. Dougherty

Daniel F. Dougherty

Executive Vice President and Chief Financial Officer