Form 10-Q
period 2024-09-30
Metropolitan Bank Holding Corp.
filed 2024-11-08
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

YES ☐     NO ☒

There were 11,197,625 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of November 4, 2024.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that are difficult to predict and are generally beyond our control and that may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2024 and in this Quarterly Report on Form 10-Q. In addition, these factors include but are not limited to:

●	the interest rate policies of the Board of Governors of the Federal Reserve System and other regulatory bodies;
●	an unexpected deterioration in the performance of our loan or securities portfolios;
●	changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
●	unexpected increases in our expenses;
●	different than anticipated growth and our ability to manage our growth;
●	global pandemics, including the lingering effects of COVID-19, or localized epidemics, could adversely affect the Company’s financial condition and results of operations;
●	potential recessionary conditions, including the related effects on our borrowers and on our financial condition and results of operations;
●	an inability to absorb the amount of actual losses inherent in our existing loan portfolio;
●	an unanticipated loss of key personnel or existing clients, or an inability to attract key employees;
●	increases in competitive pressures among financial institutions or from non-financial institutions, which may result in unanticipated changes in our loan or deposit rates;
●	unanticipated increases in FDIC insurance premiums or future assessments;
●	legislative, tax or regulatory changes or actions, which may adversely affect the Company’s business;
●	impacts related to or resulting from regional and community bank failures and stresses to regional banks;
●	changes in deposit flows, funding sources or loan demand, which may adversely affect the Company’s business;
●	changes in accounting principles, policies or guidelines may cause the Company’s financial condition or results of operation to be reported or perceived differently;
●	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which the Company does business, or conditions in the securities markets or the banking industry being less favorable than currently anticipated;
●	unanticipated adverse changes in our clients’ economic conditions;
●	inflation, which may lead to higher operating costs;
●	declines in real estate values in the Company’s market area, which may adversely affect our loan production;

●	an unexpected adverse financial, regulatory, legal or bankruptcy event experienced by our non-bank financial service clients;
●	system failures or cybersecurity breaches of our information technology infrastructure and/or confidential information or those of the Company’s third-party service providers or those of our non-bank financial service clients for which we provide global payments infrastructure;
●	emerging issues related to the development and use of artificial intelligence that could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business or clients;
●	failure to maintain current technologies or technological changes that may be more difficult or expensive to implement than anticipated, and failure to successfully implement future information technology enhancements;
●	the effects of any developments, changes or actions relating to any litigation or regulatory proceedings brought against us or any of our subsidiaries;
●	the costs, including the possible incurrence of fines, penalties, or other negative effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions, or other legal actions to which we or any of our subsidiaries are a party, and which may adversely affect our results;
●	the current or anticipated impact of military conflict, terrorism or other geopolitical events;
●	the successful implementation or consummation of new business initiatives, which may be more difficult or expensive than anticipated;
●	the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by clients;
●	changes in consumer spending, borrowing or savings habits;
●	the risks associated with adverse changes to credit quality, including changes in the level of classified and criticized loans, delinquent and non-performing loans, charge-offs and changes in the estimates of the adequacy of the ACL;
●	an unexpected failure to successfully manage our credit risk and the sufficiency of our ACL;
●	credit and other risks from borrower and depositor concentrations (e.g., by geographic area and by industry);
●	difficulties associated with achieving or predicting expected future financial results; and
●	the potential impact on the Company’s operations and clients resulting from natural or man-made disasters, wars, acts of terrorism, cyberattacks and pandemics.

The Company’s ability to predict results or the actual effects of its plans or strategies is inherently uncertain. As such, forward-looking statements can be affected by inaccurate assumptions made, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect conditions only as of the date of this filing. Forward-looking statements speak only as of the date of this document. The Company undertakes no obligation (and expressly disclaims any obligation) to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, except as may be required by law.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2024	2023
Assets
Cash and due from banks	$16,674	$31,973
Overnight deposits	301,804	237,492
Total cash and cash equivalents	318,478	269,465
Investment securities available-for-sale, at fair value	510,966	461,207
Investment securities held-to-maturity (estimated fair value of $386.2 million and $404.3 million at September 30, 2024 and December 31, 2023, respectively)	438,445	468,860
Equity investment securities, at fair value	5,213	2,123
Total securities	954,624	932,190
Other investments	26,586	38,966
Loans, net of deferred fees and costs	5,897,119	5,624,797
Allowance for credit losses	(62,493)	(57,965)
Net loans	5,834,626	5,566,832
Receivable from global payments business, net	96,048	87,648
Other assets	172,996	172,571
Total assets	$7,403,358	$7,067,672
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand deposits	$1,780,305	$1,837,874
Interest-bearing deposits	4,489,602	3,899,418
Total deposits	6,269,907	5,737,292
Federal funds purchased	—	99,000
Federal Home Loan Bank of New York advances	150,000	440,000
Trust preferred securities	20,620	20,620
Secured and other borrowings	107,478	7,585
Prepaid third-party debit cardholder balances	21,970	10,178
Other liabilities	118,192	93,976
Total liabilities	6,688,167	6,408,651

Common stock, $0.01 par value, 25,000,000 shares authorized, 11,194,411 and 11,062,729 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	112	111
Additional paid in capital	397,963	395,871
Retained earnings	361,243	315,975
Accumulated other comprehensive income (loss), net of tax	(44,127)	(52,936)
Total stockholders’ equity	715,191	659,021
Total liabilities and stockholders’ equity	$7,403,358	$7,067,672

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest and dividend income
Loans, including fees	$111,286	$90,666	$318,262	$247,142
Securities	5,434	4,686	16,071	13,864
Overnight deposits	3,223	1,783	12,544	7,353
Other interest and dividends	511	762	1,673	1,779
Total interest income	120,454	97,897	348,550	270,138
Interest expense
Deposits	51,737	36,234	149,178	86,010
Borrowed funds	3,105	7,710	11,753	17,197
Trust preferred securities	379	396	1,138	1,089
Total interest expense	55,221	44,340	162,069	104,296

Net interest income	65,233	53,557	186,481	165,842
Provision for credit losses	2,691	791	4,757	5,742
Net interest income after provision for credit losses	62,542	52,766	181,724	160,100

Non-interest income
Service charges on deposit accounts	2,135	1,463	6,092	4,400
Global Payments Group revenue	3,500	4,247	11,255	14,828
Other income	650	803	2,081	2,114
Total non-interest income	6,285	6,513	19,428	21,342

Non-interest expense
Compensation and benefits	19,885	17,208	58,244	48,751
Bank premises and equipment	2,471	2,396	7,136	7,027
Professional fees	4,745	3,873	17,633	13,033
Technology costs	2,969	1,171	9,023	3,966
Licensing fees	3,411	3,504	9,867	9,180
FDIC assessments	2,950	1,984	8,800	6,438
Regulatory settlement reserve	10,000	(3,021)	10,000	(5,521)
Other expenses	4,826	3,809	14,711	11,517
Total non-interest expense	51,257	30,924	135,414	94,391

Net income before income tax expense	17,570	28,355	65,738	87,051
Income tax expense	5,304	6,292	20,470	24,351
Net income	$12,266	$22,063	$45,268	$62,700

Earnings per common share
Basic earnings	$1.10	$1.99	$4.05	$5.64
Diluted earnings	$1.08	$1.97	$4.04	$5.61

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$12,266	$22,063	$45,268	$62,700

Other comprehensive income (loss):
Securities available-for-sale:
Unrealized gain (loss) arising during the period	19,144	(12,828)	14,802	(11,328)
Tax effect	(5,685)	3,920	(3,806)	3,464
Net of tax	13,459	(8,908)	10,996	(7,864)

Cash flow hedges:
Unrealized gain (loss) arising during the period	(6,426)	734	593	6,505
Reclassification adjustment for gains included in net income	(1,245)	(1,200)	(3,757)	(3,653)
Tax effect	2,290	144	977	(841)
Net of tax	(5,381)	(322)	(2,187)	2,011

Total other comprehensive income (loss)	8,078	(9,230)	8,809	(5,853)

Comprehensive income (loss)	$20,344	$12,833	$54,077	$56,847

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share data)

	Common		Additional	Retained	AOCI (Loss),
	Stock		Paid-in Capital	Earnings	Net	Total
	Shares	Amount
Three Months Ended
Balance at July 1, 2024	11,192,936	$112	$395,520	$348,977	$(52,205)	$692,404
Issuance of common stock under stock compensation plans	2,087	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	2,475	—	—	2,475
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(612)	—	(32)	—	—	(32)
Net income	—	—	—	12,266	—	12,266
Other comprehensive income (loss)	—	—	—	—	8,078	8,078
Balance at September 30, 2024	11,194,411	$112	$397,963	$361,243	$(44,127)	$715,191

Balance at July 1, 2023	10,991,074	110	392,742	279,344	(50,921)	621,275
Issuance of common stock under stock compensation plans	220,200	2	—	—	—	2
Employee and non-employee stock-based compensation	—	—	2,636	—	—	2,636
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(148,545)	(2)	(1,834)	—	—	(1,836)
Net income	—	—	—	22,063	—	22,063
Other comprehensive income (loss)	—	—	—	—	(9,230)	(9,230)
Balance at September 30, 2023	11,062,729	$110	$393,544	$301,407	$(60,151)	$634,910

Nine Months Ended
Balance at January 1, 2024	11,062,729	$111	$395,871	$315,975	$(52,936)	$659,021
Issuance of common stock under stock compensation plans	218,830	1	—	—	—	1
Employee and non-employee stock-based compensation	—	—	6,601	—	—	6,601
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(87,148)	—	(4,509)	—	—	(4,509)
Net income	—	—	—	45,268	—	45,268
Other comprehensive income (loss)	—	—	—	—	8,809	8,809
Balance at September 30, 2024	11,194,411	$112	$397,963	$361,243	$(44,127)	$715,191

Balance at January 1, 2023	10,949,965	$109	$389,276	$240,810	$(54,298)	$575,897
Cumulative effect of changes in accounting principle	—	—	—	(2,103)	—	(2,103)
Issuance of common stock under stock compensation plans	285,190	3	—	—	—	3
Employee and non-employee stock-based compensation	—	—	7,438	—	—	7,438
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(172,426)	(2)	(3,170)	—	—	(3,172)
Net income	—	—	—	62,700	—	62,700
Other comprehensive income (loss)	—	—	—	—	(5,853)	(5,853)
Balance at September 30, 2023	11,062,729	$110	$393,544	$301,407	$(60,151)	$634,910

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$45,268	$62,700
Adjustments to reconcile net income to net cash:
Net depreciation, amortization, and accretion	(9,031)	4,831
Provision for credit losses	4,757	5,742
Stock-based compensation	6,601	7,438
Other, net	(3,090)	33
Net change in:
Receivable from global payments, net	(8,400)	5,713
Third-party debit cardholder balances	11,792	(282)
Other assets	(10,014)	(22,681)
Other liabilities	27,170	9,679
Net cash provided by (used in) operating activities	65,053	73,173

Cash flows from investing activities
Loan originations, purchases and payments, net	(261,256)	(516,724)
Redemptions of FRB and FHLB Stock	37,770	136,551
Purchases of FRB and FHLB Stock	(25,390)	(149,456)
Purchase of securities available-for-sale	(72,810)	(27,864)
Purchase of securities held-for-investment	—	(24,595)
Proceeds from paydowns and maturities of securities available-for-sale	38,164	32,292
Proceeds from paydowns and maturities of securities held-to-maturity	29,976	56,080
Purchase of premises and equipment, net	(1,493)	(4,911)
Net cash provided by (used in) investing activities	(255,039)	(498,627)

Cash flows from financing activities
Proceeds from (repayments of) federal funds purchased, net	(99,000)	(150,000)
Proceeds from (repayments of) FHLB advances, net	(290,000)	255,000
Redemption of common stock for tax withholdings for restricted stock vesting	(4,509)	(3,170)
Proceeds from (repayments of) secured and other borrowings, net	99,893	(104)
Net increase (decrease) in deposits	532,615	243,677
Net cash provided by (used in) financing activities	238,999	345,403

Increase (decrease) in cash and cash equivalents	49,013	(80,051)
Cash and cash equivalents at the beginning of the period	269,465	257,418
Cash and cash equivalents at the end of the period	$318,478	$177,367

Supplemental information
Cash paid for:
Interest	$158,294	$103,813
Income Taxes	$30,001	$34,522

See accompanying notes to unaudited consolidated financial statements

NOTE 1 — ORGANIZATION

Metropolitan Bank Holding Corp., a New York corporation (the “Company”), is a bank holding company headquartered in New York, New York and registered under the BHC Act. Through its wholly owned bank subsidiary, Metropolitan Commercial Bank (the “Bank”), a New York state chartered commercial bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals primarily in the New York metropolitan area. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout this Form 10-Q.

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

The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or for any other period.

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

NOTE 4 — INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of AFS and HTM debt securities and equity investments and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses recognized in earnings (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At September 30, 2024	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,998	$—	$(4,141)	$63,857
U.S. State and Municipal securities	11,381	—	(1,573)	9,808
Residential MBS	445,617	2,880	(58,673)	389,824
Commercial MBS	46,162	577	(1,970)	44,769
Asset-backed securities	2,789	—	(81)	2,708
Total securities available-for-sale	$573,947	$3,457	$(66,438)	$510,966

Held-to-Maturity Securities:
U.S. Treasury securities	$29,927	$—	$(617)	$29,310
U.S. State and Municipal securities	15,383	—	(1,535)	13,848
Residential MBS	385,062	—	(49,293)	335,769
Commercial MBS	8,073	—	(797)	7,276
Total securities held-to-maturity	$438,445	$—	$(52,242)	$386,203

Equity Investments:
CRA Mutual Fund	$5,464	$—	$(251)	$5,213
Total equity investment securities	$5,464	$—	$(251)	$5,213

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2023	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,997	$—	$(6,222)	$61,775
U.S. State and Municipal securities	11,496	—	(1,797)	9,699
Residential MBS	419,331	1,198	(68,609)	351,920
Commercial MBS	36,879	71	(2,366)	34,584
Asset-backed securities	3,287	—	(58)	3,229
Total securities available-for-sale	$538,990	$1,269	$(79,052)	$461,207

Held-to-Maturity Securities:
U.S. Treasury securities	$29,895	$—	$(1,412)	$28,483
U.S. State and Municipal securities	15,569	—	(1,574)	13,995
Residential MBS	415,306	—	(60,556)	354,750
Commercial MBS	8,090	—	(1,066)	7,024
Total securities held-to-maturity	$468,860	$—	$(64,608)	$404,252

Equity Investments:
CRA Mutual Fund	$2,410	$—	$(287)	$2,123
Total equity investment securities	$2,410	$—	$(287)	$2,123

There were no proceeds from sales or calls of AFS securities for the three and nine months ended September 30, 2024 and 2023.

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

	Held-to-Maturity		Available-for-Sale
At September 30, 2024	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$20,009	$19,730	$27,999	$27,097
After 1 year through 5 years	17,991	16,857	44,315	41,771
After 5 years through 10 years	918	877	18,956	18,030
After 10 years	399,527	348,739	482,677	424,068
Total Securities	$438,445	$386,203	$573,947	$510,966

	Held-to-Maturity		Available-for-Sale
At December 31, 2023	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$—	$—
After 1 year through 5 years	37,984	35,507	65,822	60,757
After 5 years through 10 years	1,112	1,044	22,163	21,174
After 10 years	429,764	367,701	451,005	379,276
Total Securities	$468,860	$404,252	$538,990	$461,207

At September 30, 2024, there was $782.6 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $172.7 million was encumbered. At December 31, 2023, there was $845.7 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $60.0 million was encumbered.

At September 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. At September 30, 2024 and

December 31, 2023, all of the residential MBS and commercial MBS held by the Company were issued by U.S. Government-sponsored entities and agencies.

Debt securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At September 30, 2024	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$63,857	$(4,141)	$63,857	$(4,141)
U.S. State and Municipal securities	—	—	9,808	(1,573)	9,808	(1,573)
Residential MBS	—	—	276,164	(58,673)	276,164	(58,673)
Commercial MBS	—	—	24,227	(1,970)	24,227	(1,970)
Asset-backed securities	—	—	2,708	(81)	2,708	(81)
Total securities available-for-sale	$—	$—	$376,764	$(66,438)	$376,764	$(66,438)

Held-to-Maturity Securities:
U.S. Treasury securities	$—	$—	$29,310	$(617)	$29,310	$(617)
U.S. State and Municipal securities	—	—	13,848	(1,535)	13,848	(1,535)
Residential MBS	—	—	335,769	(49,293)	335,769	(49,293)
Commercial MBS	—	—	7,276	(797)	7,276	(797)
Total securities held-to-maturity	$—	$—	$386,203	$(52,242)	$386,203	$(52,242)

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2023	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$61,775	$(6,222)	$61,775	$(6,222)
U.S. State and Municipal securities	—	—	9,699	(1,797)	9,699	(1,797)
Residential MBS	—	—	292,970	(68,609)	292,970	(68,609)
Commercial MBS	10,873	(198)	13,322	(2,168)	24,195	(2,366)
Asset-backed securities	—	—	3,229	(58)	3,229	(58)
Total securities available-for-sale	$10,873	$(198)	$380,995	$(78,854)	$391,868	$(79,052)

Held-to-Maturity Securities:
U.S. Treasury securities	$—	$—	$28,483	$(1,412)	$28,483	$(1,412)
U.S. State and Municipal securities	—	—	13,995	(1,574)	13,995	(1,574)
Residential MBS	—	—	354,750	(60,556)	354,750	(60,556)
Commercial MBS	—	—	7,024	(1,066)	7,024	(1,066)
Total securities held-to-maturity	$—	$—	$404,252	$(64,608)	$404,252	$(64,608)

Except for U.S. State and Municipal securities, the Company has a zero loss expectation for its HTM securities portfolio, and therefore has no ACL related to these securities. At September 30, 2024 and December 31, 2023, obligations of U.S. State and Municipal securities were rated investment grade and the associated ACL was immaterial.

AFS securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. The unrealized losses on AFS securities are primarily due to the changes in market interest rates subsequent to purchase. In addition, the Company does not intend, nor would it be required, to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no ACL was recognized during the three and nine months ended September 30, 2024.

NOTE 5 — LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans, net of deferred costs and fees, consist of the following (in thousands):

	At	At
	September 30,	December 31,
	2024	2023
Real estate
Commercial	$4,172,690	$3,857,711
Construction	176,277	153,512
Multi-family	389,124	467,536
One-to four-family	91,582	94,704
Total real estate loans	4,829,673	4,573,463
Commercial and industrial	1,069,676	1,051,463
Consumer	14,162	17,086
Total loans	5,913,511	5,642,012
Deferred fees, net of origination costs	(16,392)	(17,215)
Loans, net of deferred fees and costs	5,897,119	5,624,797
Allowance for credit losses	(62,493)	(57,965)
Net loans	$5,834,626	$5,566,832

At September 30, 2024, $3.5 billion of loans were pledged to support wholesale funding, of which $266.2 million were encumbered. At December 31, 2023, $3.3 billion of loans were pledged to support wholesale funding, of which $548.6 million were encumbered.

The following tables present the activity in the ACL for funded loans by segment. The portfolio segments represent the categories that the Company uses to determine its ACL (in thousands):

				Multi-	One-to four-
Three months ended September 30, 2024	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$38,484	$11,282	$1,759	$7,827	$131	$525	$60,008
Provision/(credit) for credit losses	2,965	(338)	(41)	(329)	282	66	2,605
Loans charged-off	—	—	—	—	—	(122)	(122)
Recoveries	—	—	—	—	—	2	2
Total ending allowance balance	$41,449	$10,944	$1,718	$7,498	$413	$471	$62,493

				Multi-	One-to four-
Three months ended September 30, 2023	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$34,621	$10,977	$1,600	$3,543	$362	$547	$51,650
Provision/(credit) for credit losses	404	119	169	(54)	(11)	150	777
Loans charged-off	—	—	—	—	—	(129)	(129)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$35,025	$11,096	$1,769	$3,489	$351	$568	$52,298

				Multi-	One-to four-
Nine months ended September 30, 2024	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$35,635	$11,207	$1,765	$8,215	$663	$480	$57,965
Provision/(credit) for credit losses	5,813	(263)	(47)	(717)	(250)	128	4,664
Loans charged-off	—	—	—	—	—	(140)	(140)
Recoveries	1	—	—	—	—	3	4
Total ending allowance balance	$41,449	$10,944	$1,718	$7,498	$413	$471	$62,493

				Multi-	One-to four-
Nine months ended September 30, 2023	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$29,496	$10,274	$1,983	$2,823	$105	$195	$44,876
Cumulative effect of changes in accounting principle	48	471	424	705	181	421	2,250
Provision/(credit) for credit losses	5,481	351	(638)	(39)	65	225	5,445
Loans charged-off	—	—	—	—	—	(273)	(273)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$35,025	$11,096	$1,769	$3,489	$351	$568	$52,298

Net charge-offs for the three and nine months ended September 30, 2024 were $120,000 and $136,000, respectively. Net charge-offs for the three and nine months ended September 30, 2023 were $129,000 and $273,000, respectively.

The following tables present the activity in the ACL for unfunded loan commitments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Balance at the beginning of period	$1,188	$1,240	$1,181	$180
Cumulative effect of changes in accounting principle	—	—	—	777
Provision/(credit) for credit losses	86	14	93	297
Total ending allowance balance	$1,274	$1,254	$1,274	$1,254

The following tables present the recorded investment in non-accrual loans and loans past due 90 days and greater and still accruing, by class of loans (in thousands):

			Loans Past Due
		Non-accrual	90 Days and
		Without an	Greater and
At September 30, 2024	Non-accrual	ACL	Still Accruing
Commercial real estate	$24,000	$24,000	$—
Commercial & industrial	6,989	6,989	—
Total	$30,989	$30,989	$—

			Loans Past Due
		Non-accrual	90 Days and
		Without an	Greater and
At December 31, 2023	Non-accrual	ACL	Still Accruing
Commercial real estate	$24,000	$24,000	$—
Commercial & industrial	6,934	6,934	—
Multi-family	20,939	—	—
Consumer	24	—	—
Total	$51,897	$30,934	$—

Interest income on non-accrual loans recognized on a cash basis for the three and nine months ended September 30, 2024 and 2023 was immaterial.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

			90
	30-59	60-89	Days and	Total Past	Current
At September 30, 2024	Days	Days	Greater	Due	Loans	Total
Commercial real estate	$—	$4,882	$24,000	$28,882	$4,143,808	$4,172,690
Commercial & industrial	8,697	—	6,989	15,686	1,053,990	1,069,676
Construction	—	—	—	—	176,277	176,277
Multi-family	—	—	—	—	389,124	389,124
One-to four-family	1,100	2,061	—	3,161	88,421	91,582
Consumer	222	2	—	224	13,938	14,162
Total	$10,019	$6,945	$30,989	$47,953	$5,865,558	$5,913,511

			90
	30-59	60-89	Days and	Total Past	Current
At December 31, 2023	Days	Days	Greater	Due	Loans	Total
Commercial real estate	$—	$—	$24,000	$24,000	$3,833,711	$3,857,711
Commercial & industrial	20	18	6,934	6,973	1,044,490	1,051,463
Construction	—	—	—	—	153,512	153,512
Multi-family	—	—	20,939	20,939	446,597	467,536
One-to four-family	612	—	—	612	94,092	94,704
Consumer	—	—	24	24	17,062	17,086
Total	$632	$18	$51,897	$52,548	$5,589,464	$5,642,012

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

The following table presents loan balances by credit quality indicator and year of origination at September 30, 2024 and charge-offs for the nine months ended September 30, 2024 (in thousands):

						2019
	2024	2023	2022	2021	2020	& Prior	Revolving	Total
CRE
Pass	$1,159,644	$1,218,106	$1,044,044	$318,293	$127,205	$176,208	$25,908	$4,069,408
Special Mention	47,539	—	5,000	14,332	—	12,411	—	79,282
Substandard	—	—	24,000	—	—	—	—	24,000
Total	$1,207,183	$1,218,106	$1,073,044	$332,625	$127,205	$188,619	$25,908	$4,172,690

Construction
Pass	$57,323	$53,558	$38,386	$—	$—	$—	$27,010	$176,277
Total	$57,323	$53,558	$38,386	$—	$—	$—	$27,010	$176,277

Multi-family
Pass	$101,438	$47,969	$74,277	$60,882	$23,123	$26,867	$3,329	$337,885
Substandard	—	—	30,300	20,939	—	—	—	51,239
Total	$101,438	$47,969	$104,577	$81,821	$23,123	$26,867	$3,329	$389,124

One-to four-family
Current	$—	$45,000	$3,493	$—	$9,578	$30,350	$—	$88,421
Past Due	—	—	—	—	—	3,161	—	3,161
Total	$—	$45,000	$3,493	$—	$9,578	$33,511	$—	$91,582

C&I
Pass	$196,924	$114,913	$146,239	$67,353	$15,931	$10,441	$460,563	$1,012,364
Special Mention	—	—	9,319	—	—	—	1,500	10,819
Substandard	—	7,643	20,968	4,697	—	—	13,185	46,493
Total	$196,924	$122,556	$176,526	$72,050	$15,931	$10,441	$475,248	$1,069,676

Consumer
Current	$—	$—	$—	$—	$—	$13,938	$—	$13,938
Past due	—	—	—	—	—	224	—	224
Total	$—	$—	$—	$—	$—	$14,162	$—	$14,162

Total
Pass/Current	$1,515,329	$1,479,546	$1,306,439	$446,528	$175,837	$257,804	$516,810	$5,698,293
Special Mention	47,539	—	14,319	14,332	—	12,411	1,500	90,101
Substandard/Past due	—	7,643	75,268	25,636	—	3,385	13,185	125,117
Total	$1,562,868	$1,487,189	$1,396,026	$486,496	$175,837	$273,600	$531,495	$5,913,511

Charge-offs
Consumer	$—	$—	$—	$—	$—	$140	$—	$140

At September 30, 2024, there were $51.2 million and $24.0 million of collateral dependent Multi-family and CRE loans classified as substandard, respectively.

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

The following tables show the amortized cost basis of modified loans to borrowers experiencing financial difficulty (in thousands):

Combination
	Term			Modifications
	Extension and	Interest Rate		as a % of
Three months ended September 30, 2024	Interest Rate	Reduction	Total	Loan Class
Commercial & industrial	$—	$—	$—	—%
Multi-family	—	—	—	—%
Total	$—	$—	$—

Combination
	Term			Modifications
	Extension and	Interest Rate		as a % of
Nine months ended September 30, 2024	Interest Rate	Reduction	Total	Loan Class
Commercial & industrial	$11,686	$—	$11,686	1.1%
Multi-family	48,224	3,015	51,239	13.2%
Total	$59,910	$3,015	$62,925

The following table describes the types of modifications made to borrowers experiencing financial difficulty:

		Weighted
		Average
		Interest
	Term	Rate
	Extension	Reduction
Three months ended September 30, 2024
Commercial & industrial	None	None

Nine months ended September 30, 2024
Commercial & industrial	11-12 months	2.9%
Multi-family	6-12 months	4.1%

During the nine months ended September 30, 2024, $11.7 million of modified loans to borrowers experiencing financial difficulty were not in compliance with their modified terms. At September 30, 2024, there were no additional commitments to lend to borrowers experiencing financial difficulty whose loans have been modified. There were no modifications where the borrower was experiencing financial difficulty during the three and nine months ended September 30, 2023.

NOTE 6 — BORROWINGS

Borrowings consisted of the following (in thousands):

			Interest Expense
	At	At	Three months ended		Nine months ended
	September 30,	December 31,	September 30,		September 30,
	2024	2023	2024	2023	2024	2023
Federal funds purchased and securities sold under agreements to repurchase	$—	$99,000	$—	$2,160	$151	$5,112
Federal Home Loan Bank of New York advances	$150,000	$440,000	$2,099	$5,580	$8,819	$12,114

Secured and other borrowings:
Secured borrowings	$7,478	$7,585	N.A.	N.A.	N.A.	N.A.
Federal Reserve Bank term loan	$100,000	$—	$1,228	$—	$3,522	$—

N.A. – not applicable

The outstanding FHLBNY advances are short-term transactions and at September 30, 2024, had a weighted average interest rate of 5.02%.

Secured borrowings are loan participation agreements with counterparties where the transfer of the participation interest did not qualify for sale treatment under GAAP.

The Federal Reserve established the Bank Term Funding Program (“BTFP”) on March 12, 2023 as a funding source for eligible depository institutions. The BTFP provides short-term liquidity (up to one year) against the par value of certain high-quality collateral, such as U.S. Treasury securities. The BTFP ceased making new loans as scheduled on March 11, 2024. At September 30, 2024, the Company had a $100.0 million FRB term loan under the BTFP that matures in January 2025 and has an interest rate of 4.87%.

At September 30, 2024, the Company had cash on deposit with the Federal Reserve Bank of New York and available secured wholesale funding borrowing capacity of $3.1 billion.

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Basic
Net income per consolidated statements of income	$12,266	$22,063	$45,268	$62,700
Less: Earnings allocated to participating securities	—	(118)	—	(285)
Net income available to common stockholders	$12,266	$21,945	$45,268	$62,415

Weighted average common shares outstanding including participating securities	11,193,063	11,098,563	11,173,214	11,110,491
Less: Weighted average participating securities	—	(59,200)	—	(50,440)
Weighted average common shares outstanding	11,193,063	11,039,363	11,173,214	11,060,051

Basic earnings per common share	$1.10	$1.99	$4.05	$5.64

Diluted
Net income allocated to common stockholders	$12,266	$21,945	$45,268	$62,415

Weighted average common shares outstanding for basic earnings per common share	11,193,063	11,039,363	11,173,214	11,060,051
Add: Dilutive effects of assumed vesting of performance based restricted stock	18,096	76,599	—	63,297
Add: Dilutive effects of assumed vesting of restricted stock units	101,614	20,911	35,257	—
Average shares and dilutive potential common shares	11,312,773	11,136,873	11,208,471	11,123,348

Dilutive earnings per common share	$1.08	$1.97	$4.04	$5.61

For the nine months ended September 30, 2024, 24,420 of performance restricted stock units were not considered in the calculation of diluted earnings per share as their inclusion would be anti-dilutive. For the nine months ended September 30, 2023, 253,029 of restricted stock units were not considered in the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

NOTE 8 — STOCK COMPENSATION PLAN

Equity Incentive Plan

At September 30, 2024, the Company maintained three stock compensation plans, the Amended and Restated 2022 Equity Incentive Plan (the “2022 EIP”), the 2019 Equity Incentive Plan (the “2019 EIP”) and the 2009 Equity Incentive Plan (the “2009 EIP”). The 2019 EIP expired on May 31, 2022 but has outstanding restricted stock awards subject to vesting schedules. The 2009 EIP has also expired but had outstanding stock options that were exercised in 2023.

The 2022 EIP was approved on May 31, 2022 by the stockholders of the Company. On May 29, 2024, the stockholders of the Company approved the amendment and restatement of the 2022 EIP increasing the number of shares of common stock that may be issued under the plan by 358,000. Under the Amended and Restated 2022 EIP, the remaining maximum number of shares of stock that may be delivered to participants in the form of restricted stock, restricted stock units and stock options, including ISOs and non-qualified stock options is 295,750 at September 30, 2024, subject to adjustment as set forth in the 2022 EIP, plus any awards that are made available under the 2019 EIP after March 15, 2022.

Stock Options

At September 30, 2024, no stock options were outstanding. There was no compensation cost related to stock options during the three and nine months ended September 30, 2024. There was no unrecognized compensation cost related to stock options at September 30, 2024 and December 31, 2023.

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

In the first quarter of 2024 and 2023, 168,469 and 170,998 restricted stock grants were issued to certain key personnel, respectively. One-third of these shares vest each year for three years beginning on March 1, 2025 and March 1, 2024, respectively. Total compensation cost that has been charged against income for restricted stock grants was $1.8 million and $5.2 million for the three and nine months ended September 30, 2024, respectively. Total compensation cost that has been charged against income for restricted stock grants was $1.7 million and $4.6 million for the three and nine months ended September 30, 2023 respectively. As of September 30, 2024, there was $8.6 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 1.81 years.

In January 2024, 27,500 restricted shares were granted to members of the Company’s Board of Directors. These shares vest in January 2025. In January 2023, 27,500 restricted shares were granted to members of the Board of Directors. These shares vested in January 2024. Total expense for the awards granted to members of the Board of Directors was $341,000 and $1.0 million for the three and nine months ended September 30, 2024, respectively. Total expense for the awards granted to members of the Board of Directors was $388,000 and $1.2 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, total unrecognized expense for these awards was $341,000.

The following table summarizes the changes in the Company’s restricted stock grants:

	Nine months ended
	September 30, 2024
		Weighted Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
Outstanding, beginning of period	233,852	$63.98
Granted	195,969	42.28
Forfeited	(17,681)	51.99
Vested	(128,830)	49.82
Outstanding at end of period	283,310	$56.16

Performance-Based Stock Units

During the second quarter of 2022, the Company established a long-term incentive award program under the 2022 EIP. Under the program, 73,260 PRSUs were awarded in the second quarter of 2024, which vest over a three-year period beginning in June 2025 if certain performance criteria are met. The weighted average service inception date fair value of the outstanding awarded shares was $3.0 million. Total compensation cost that has been charged against income for these PRSUs was $275,000 and $365,000 for the three and nine months ended September 30, 2024.

During the second quarter of 2021, the Company established a long-term incentive award program under the 2019 EIP. Under the program, 90,000 PRSUs were awarded. During the second quarter of 2022, 20,800 PRSUs were forfeited and reissued pursuant to the 2022 EIP. The weighted average service inception date fair value of the outstanding awarded shares was $6.0 million. At the beginning of 2024, 2023, and 2022, 30,800, 29,200 and 30,000 PRSUs, respectively, vested as all performance criteria were met. All 90,000 vested shares were delivered in the first quarter of 2024. There was no compensation cost charged against income for these PRSUs for the three and nine months ended September 30, 2024. Total compensation cost that has been charged against income for these PRSUs was $550,000 and $1.6 million for the three and nine months ended September 30, 2023, respectively.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and derivative contracts, and to determine fair value disclosures. Other than derivative contracts, the Company did not have any liabilities that were measured at fair value at September 30, 2024 and December 31, 2023. AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain loans where the carrying value is based on the fair value of the underlying collateral. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At September 30, 2024
U.S. Government agency securities	$63,857	$—	$63,857	$—
U.S. State and Municipal securities	9,808	—	9,808	—
Residential mortgage securities	389,824	—	389,824	—
Commercial mortgage securities	44,769	—	44,769	—
Asset-backed securities	2,708	—	2,708	—
CRA Mutual Fund	5,213	5,213	—	—
Derivative assets	1,298	—	1,298	—
Derivative liabilities	4,054	—	4,054	—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2023
U.S. Government agency securities	$61,775	$—	$61,775	$—
U.S. State and Municipal securities	9,699	—	9,699	—
Residential mortgage securities	351,920	—	351,920	—
Commercial mortgage securities	34,584	—	34,584	—
Asset-backed securities	3,229	—	3,229	—
CRA Mutual Fund	2,123	2,123	—	—
Derivative assets	2,687	—	2,687	—
Derivative liabilities	6,037	—	6,037	—

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2024 and 2023.

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

There were no material assets measured at fair value on a non-recurring basis at September 30, 2024 and December 31, 2023.

Carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At September 30, 2024	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$16,674	$16,674	$—	$—	$16,674
Overnight deposits	301,804	301,804	—	—	301,804
Securities held-to-maturity	438,445	—	386,203	—	386,203
Loans, net	5,834,626	—	—	5,763,888	5,763,888
Other investments
FRB Stock	11,410	N/A	N/A	N/A	N/A
FHLB Stock	13,178	N/A	N/A	N/A	N/A
Disability Fund	1,500	—	1,500	—	1,500
Time deposits at banks	498	498	—	—	498
Receivable from global payments business, net	96,048	—	—	96,048	96,048
Accrued interest receivable	31,289	—	1,909	29,380	31,289

Financial Liabilities:
Non-interest-bearing demand deposits	$1,780,305	$1,780,305	$—	$—	$1,780,305
Money market and savings deposits	4,400,236	4,400,236	—	—	4,400,236
Time deposits	89,366	—	89,374	—	89,374
Federal Home Loan Bank of New York advances	150,000	—	150,000	—	150,000
Trust preferred securities payable	20,620	—	—	20,040	20,040
Prepaid debit cardholder balances	21,970	—	—	21,970	21,970
Accrued interest payable	5,669	1,129	4,150	390	5,669
Secured and other borrowings	107,478	—	7,478	100,120	107,598

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2023	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$31,973	$31,973	$—	$—	$31,973
Overnight deposits	237,492	237,492	—	—	237,492
Securities held-to-maturity	468,860	—	404,252	—	404,252
Loans, net	5,566,832	—	—	5,474,238	5,474,238
Other investments
FRB Stock	11,410	N/A	N/A	N/A	N/A
FHLB Stock	25,558	N/A	N/A	N/A	N/A
Disability Fund	1,500	—	1,500	—	1,500
Time deposits at banks	498	498	—	—	498
Receivable from global payments business, net	87,648	—	—	87,648	87,648
Accrued interest receivable	31,948	—	2,007	29,941	31,948

Financial Liabilities:
Non-interest-bearing demand deposits	$1,837,874	$1,837,874	$—	$—	$1,837,874
Money market and savings deposits	3,864,018	3,864,018	—	—	3,864,018
Time deposits	35,400	—	35,011	—	35,011
Federal funds purchased	99,000	—	99,000	—	99,000
Federal Home Loan Bank of New York advances	440,000	—	440,000	—	440,000
Trust preferred securities payable	20,620	—	—	20,007	20,007
Prepaid debit cardholder balances	10,178	—	—	10,178	10,178
Accrued interest payable	1,894	1,028	475	391	1,894
Secured and other borrowings	7,585	—	7,585	—	7,585

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in Accumulated Other Comprehensive Income (Loss) balances, net of tax effects at the dates indicated (in thousands):

			Total
			Accumulated
			Other
	AFS	Cash Flow	Comprehensive
	Securities	Hedge	Income (Loss)
Three Months Ended
Balance at July 1, 2024	$(57,148)	$4,943	$(52,205)
Unrealized gain (loss) arising during the period, net of tax	13,459	(4,518)	8,941
Reclassification adjustment for gain included in net income, net of tax	—	(863)	(863)
Other comprehensive income (loss), net of tax	13,459	(5,381)	8,078
Balance at September 30, 2024	$(43,689)	$(438)	$(44,127)

Balance at July 1, 2023	$(60,789)	$9,868	$(50,921)
Unrealized gain (loss) arising during the period, net of tax	(8,908)	509	(8,399)
Reclassification adjustment for gain included in net income, net of tax	—	(831)	(831)
Other comprehensive income (loss), net of tax	(8,908)	(322)	(9,230)
Balance at September 30, 2023	$(69,697)	$9,546	$(60,151)

Nine Months Ended
Balance at January 1, 2024	$(54,685)	$1,749	$(52,936)
Unrealized gain (loss) arising during the period, net of tax	10,996	417	11,413
Reclassification adjustment for gain included in net income, net of tax	—	(2,604)	(2,604)
Other comprehensive income (loss), net of tax	10,996	(2,187)	8,809
Balance at September 30, 2024	$(43,689)	$(438)	$(44,127)

Balance at January 1, 2023	$(61,833)	$7,535	$(54,298)
Unrealized gain (loss) arising during the period, net of tax	(7,864)	4,517	(3,347)
Reclassification adjustment for gain included in net income, net of tax	—	(2,506)	(2,506)
Other comprehensive income (loss), net of tax	(7,864)	2,011	(5,853)
Balance at September 30, 2023	$(69,697)	$9,546	$(60,151)

The following table presents the tax effects allocated to each component of Accumulated Other Comprehensive Income (Loss) at the dates indicated (in thousands):

	Gross	Tax
	Amount	Component	Total
Balance at September 30, 2024
Unrealized gain (loss) on AFS Securities	$(62,981)	$19,292	$(43,689)
Unrealized gain (loss) on Cash Flow Hedges	(591)	153	(438)
Total ending other comprehensive income (loss)	$(63,572)	$19,445	$(44,127)

At December 31, 2023
Unrealized gain (loss) on AFS Securities	$(77,783)	$23,098	$(54,685)
Unrealized gain (loss) on Cash Flow Hedges	2,574	(825)	1,749
Total ending other comprehensive income (loss)	$(75,209)	$22,273	$(52,936)

The following table shows the amounts reclassified out of AOCI for the realized gain on cash flow hedges (in thousands):

					Affected line item in
	Three months ended		Nine months ended		the Consolidated Statements
	September 30,		September 30,		of Operations
	2024	2023	2024	2023
Realized gain (loss) on cash flow hedges	$1,245	$1,200	$3,757	$3,653	Licensing fees
Income tax (expense) benefit	(382)	(369)	(1,153)	(1,147)	Income tax expense
Total reclassifications, net of income tax	$863	$831	$2,604	$2,506

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

The following off-balance-sheet financial instruments, whose contract amounts represent credit risk, are outstanding (in thousands):

	At September 30, 2024		At December 31, 2023
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Unused loan commitments	$174,757	$437,093	$67,418	$527,730
Standby and commercial letters of credit	36,629	—	59,532	—
	$211,386	$437,093	$126,950	$527,730

A commitment to extend credit is a legally binding agreement to lend to a client as long as there is no violation of any condition established in the contract. These commitments do not necessarily represent future cash requirements and generally expire within two years. At September 30, 2024, the Company’s fixed rate loan commitments had interest rates ranging from 3.0% to 9.0% and the Company’s variable rate loan commitments had interest rates ranging from 7.0% to 12.0%. At December 31, 2023, the Company’s fixed rate loan commitments had interest rates ranging from 3.0% to 9.5% and the Company’s variable rate loan commitments had interest rates ranging from 6.0% to 12.5%. The amount of collateral obtained, if any, by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Company or other financial institutions and securities.

The Company’s stand-by letters of credit amounted to $36.6 million and $59.5 million as of September 30, 2024 and December 31, 2023, respectively. The Company’s stand-by letters of credit are collateralized by interest-bearing accounts of $27.5 million and $36.2 million as of September 30, 2024 and December 31, 2023, respectively.

Legal and Regulatory Proceedings

There have been and continue to be ongoing investigations by governmental entities concerning a prepaid debit card product program that was offered by GPG. During the early stages of the COVID-19 pandemic, third parties used this prepaid debit card product to establish unauthorized accounts and to receive unauthorized government benefits payments, including unemployment insurance benefits payments made pursuant to the Coronavirus Aid, Relief, and Economic Security Act from many states. The Company ceased accepting new accounts from this program manager in July 2020 and exited its relationship with this program manager in August 2020. The Company has cooperated and continues to cooperate in these investigations and continues to review this matter. In 2023, the Bank entered into separate consensual resolutions with each of the FRB and the NYSDFS with respect to their investigations, each of which investigations is now closed as a result of such orders. In the third quarter of 2024, the Company recorded a $10.0 million regulatory reserve to resolve a state agency investigation connected with this matter.

In addition to the matters described above, the Company is subject to various other pending and threatened legal actions relating to the conduct of its business activities, as well as inquiries and investigations from regulators. While the future outcome of litigation or regulatory matters cannot be determined at this time, in the opinion of management, as of September 30, 2024, the aggregate liability, if any, arising out of any such other pending or threatened matters are not expected to be material to the Company’s financial condition, results of operations, and liquidity.

NOTE 12 — REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers that are in the scope of ASC 606, Revenue from Contracts with Customers, are recognized in non-interest income. The following table presents the Company’s revenue from contracts with customers (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Service charges on deposit accounts	$2,135	$1,463	$6,092	$4,400
Global Payments Group revenue	3,500	4,247	11,255	14,828
Other service charges and fees	583	867	2,045	2,185
Total	$6,218	$6,577	$19,392	$21,413

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

NOTE 13 — DERIVATIVES

On occasion, the Company enters into derivative contracts as a part of its asset liability management strategy to help manage its interest rate risk position. At September 30, 2024, these derivatives had a notional amount of $550.0 million and contractual maturities ranging from August 1, 2025 to March 23, 2026. The notional amount of the derivatives does not represent the amount exchanged by the parties. The derivatives were designated as cash flow hedges of certain deposit liabilities and borrowings of the Company. The hedges were determined to be highly effective during the three and nine months ended September 30, 2024. The Company expects the hedges to remain highly effective during the remaining term of the derivatives.

In addition, the Company periodically enters into certain commercial loan interest rate swap agreements to provide commercial loan clients the ability to convert loans from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively converts the client’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party to offset its exposure on the variable and fixed components of the client agreement. As the interest rate swap agreements with the clients and third parties are not designated as hedges, the instruments are marked to market in earnings. At September 30, 2024, these interest rate swaps have a notional amount of $69.0 million and a contractual maturity of August 15, 2028.

The following tables reflect the derivatives recorded on the balance sheet (in thousands):

		Fair Value
	Notional	Other	Other
	Amount	Assets	Liabilities
At September 30, 2024
Derivatives designated as hedges:
Interest rate swaps related to client deposits and borrowings	$550,000	$—	$2,756

Derivatives not designated as hedges:
Interest rate swaps	$69,000	$1,298	$1,298

At December 31, 2023
Derivatives designated as hedges:
Interest rate swaps related to client deposits and borrowings	$700,000	$1,530	$4,880

Derivatives not designated as hedges:
Interest rate swaps	$69,000	$1,157	$1,157

The effect of cash flow hedge accounting on accumulated other comprehensive income is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest rate swaps and caps related to client deposits and borrowings
Amount of gain (loss) recognized in OCI, net of tax	$(4,518)	$509	$417	$4,517
Amount of gain (loss) reclassified from OCI into income	$1,245	$1,200	$3,757	$3,653
Location of gain (loss) reclassified from OCI into income	Licensing fees	Licensing fees	Licensing fees	Licensing fees

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

One of the more significant judgments involved in estimating the Company’s ACL relates to the macroeconomic forecasts used to estimate credit losses and the relative weightings applied to them. To illustrate the impact of changes in these forecasts to the Company’s ACL, the Company performed a hypothetical sensitivity analysis that decreased the weight on the baseline scenario by 33% and equally allocated the difference to increase the weights on the more optimistic and adverse scenarios. All else equal, the impact of this hypothetical forecast would result in a net increase of approximately $6.8 million, or 10.9%, in the Company’s total ACL for loans and loan commitments as of September 30, 2024. This hypothetical analysis is intended to illustrate the impact of adverse changes in the macroeconomic forecasts at a point in time and is not intended to reflect the full nature and extent of potential future change in the ACL. It is difficult to estimate how potential changes in any one of the quantitative inputs or qualitative factors might affect the overall ACL and the Company’s current assessments may not reflect the potential future impact of changes to those inputs or factors.

Discussion of Financial Condition

The Company had total assets of $7.4 billion at September 30, 2024, an increase of $335.7 million, or 4.7%, from December 31, 2023.

Total cash and cash equivalents were $318.5 million at September 30, 2024, an increase of $49.0 million, or 18.2%, from December 31, 2023. The increase primarily reflects the $532.6 million increase in deposits, partially offset by the $289.1 million decrease in wholesale funding and the $272.3 million net deployment into loans.

Investments

Total securities were $954.6 million at September 30, 2024, an increase of $22.4 million, or 2.4%, from December 31, 2023. The increase was primarily due to the purchase of $72.8 million of AFS securities, and the $19.1 million unrealized gain on AFS securities during the third quarter of 2024, partially offset by the $68.1 million paydown and maturities of AFS and HTM securities.

Loans

Total loans, net of deferred fees and unamortized costs, were $5.9 billion at September 30, 2024, an increase of $272.3 million, or 4.8%, from December 31, 2023. The increase in total loans was due primarily to an increase of $315.1 million in CRE loans (including owner-occupied) and $41.9 million in one-to four-family loans, partially offset by a $123.4 million decrease in multi-family loans. At September 30, 2024, 79.9% of the CRE and C&I loan portfolio is concentrated in the New York Metropolitan Area (mainly New York City) and Florida.

As of September 30, 2024, total loans consisted primarily of CRE loans (including multi-family mortgage loans) and C&I loans. The Company’s commercial loan portfolio includes loans to the following industries (dollars in thousands):

	At September 30, 2024
		% of Total
	Balance	Loans
CRE (1)
Skilled Nursing Facilities	$1,774,311	30.1%
Multi-family	389,124	6.6
Office	419,741	7.1
Mixed use	334,929	5.7
Hospitality	329,228	5.6
Retail	319,743	5.4
Land	221,059	3.7
Warehouse / industrial	166,537	2.8
Construction	176,277	3.0
Other	607,142	10.3
Total CRE	$4,738,091	80.3%

C&I
Finance & Insurance	$268,574	4.6%
Skilled Nursing Facilities	248,443	4.2
Individuals	152,357	2.6
Healthcare	118,825	2.0
Services	69,869	1.2
Wholesale	63,149	1.1
Manufacturing	29,995	0.5
Other	118,464	2.0
Total C&I	$1,069,676	18.2%

(1)CRE, not including one-to four-family loans

The largest concentration in the loan portfolio is to the healthcare industry, which amounted to $2.1 billion, or 36.3% of total loans, at September 30, 2024, including $2.0 billion in loans to skilled nursing facilities.

Asset Quality

Non-performing loans declined to $31.0 million at September 30, 2024 compared to $51.9 million at December 31, 2023 due to one multi-family loan relationship that was returned to accrual status. The table below sets forth key asset quality ratios (dollars in thousands):

	At or for the	At or for the
	nine months ended	year ended
	September 30,	December 31,
	2024	2023
Asset Quality Ratios
Non-performing loans	$30,989	$51,897
Non-performing loans to total loans	0.53%	0.92%
Allowance for credit losses to total loans	1.06%	1.03%
Non-performing loans to total assets	0.42%	0.73%
Allowance for credit losses to non-performing loans	201.7%	111.7%
Ratio of net charge-offs (recoveries) to average loans outstanding in aggregate	—%	0.02%

Allowance for Credit Losses – Loans and Loan Commitments

The ACL was $62.5 million at September 30, 2024, as compared to $58.0 million at December 31, 2023. The Company recorded a $4.8 million provision for credit losses for the nine months ended September 30, 2024, which reflects loan growth, a provision related to a single C&I loan, and a modest increase in the duration of the Company’s loan portfolio.

Deposits

Total deposits were $6.3 billion at September 30, 2024, an increase of $532.6 million, or 9.3%, from December 31, 2023. The increase from December 31, 2023, was due primarily to broad based increases across most of the Company’s various deposit verticals. Non-interest-bearing demand deposits were 28.4% of total deposits at September 30, 2024, compared to 32.0% at December 31, 2023.

The table below summarizes the Company’s deposit composition by segment for the periods indicated (dollars in thousands):

	At September 30, 2024	At December 31, 2023	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$1,780,305	$1,837,874	$(57,569)	(3.1)%
Money market	4,391,134	3,856,975	534,159	13.8
Savings accounts	9,102	7,043	2,059	29.2
Time deposits	89,366	35,400	53,966	152.4
Total	$6,269,907	$5,737,292	$532,615	9.3%

At September 30, 2024, the aggregate estimated amount of FDIC uninsured deposits was $1.6 billion, and the aggregate estimated amount of uninsured time deposits was $20.6 million. The following table presents the scheduled maturities of time deposits greater than $250,000 (in thousands):

At September 30, 2024
Three months or less	$7,345
Over three months through six months	7,108
Over six months through one year	931
Over one year	5,212
Total	$20,596

Borrowings

To support the balance sheet, the Company may at times utilize FHLB advances or other funding sources. At September 30, 2024, the Company had $150.0 million of FHLBNY advances. At December 31, 2023, the Company had $99.0 million of Federal funds purchased and $440.0 million of FHLBNY advances.

At September 30, 2024, the Company had a $100.0 million FRB term loan under the Bank Term Funding Program (“BTFP”). The Federal Reserve established the BTFP on March 12, 2023, as a funding source for eligible depository institutions. Advances can no longer be requested under the program. The BTFP was created to provide short-term liquidity (up to one year) against the par value of certain high-quality collateral, such as U.S. Treasury securities.

Accumulated Other Comprehensive Income

Accumulated other comprehensive loss, net of tax, was $44.1 million at September 30, 2024, a decrease of $8.8 million from December 31, 2023. The decrease from December 31, 2023 was primarily due to unrealized gains on AFS securities, as a result of changes in prevailing interest rates, partially offset by net unrealized losses on outstanding cash flow hedges.

Results of Operations

Net Income

Net income was $12.3 million for the third quarter of 2024, a decrease of $9.8 million as compared to $22.1 million for the third quarter of 2023. This decrease was due primarily to a $20.3 million increase in non-interest expense, partially offset by a $11.7 million increase in net interest income

Net income was $45.3 million for the nine months ended September 30, 2024, a decrease of $17.4 million as compared to $62.7 million for the nine months ended September 30, 2023. This decrease was due primarily to a $41.0 million increase in non-interest expense, partially offset by a $20.6 million increase in net interest income.

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

	Three Months Ended
	September 30, 2024			September 30, 2023
	Average		Yield /	Average		Yield /
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest-earning assets:
Loans (2)	$5,889,298	$111,286	7.52%	$5,283,114	$90,666	6.80%
Available-for-sale securities	581,529	3,350	2.29	527,673	2,261	1.71
Held-to-maturity securities	444,842	2,061	1.84	497,682	2,412	1.94
Equity investments	3,164	23	2.89	2,387	13	2.20
Overnight deposits	231,946	3,223	5.53	124,211	1,783	5.62
Other interest-earning assets	26,584	511	7.65	36,952	762	8.24
Total interest-earning assets	7,177,363	120,454	6.68	6,472,019	97,897	5.99
Non-interest-earning assets	180,748			170,195
Allowance for credit losses	(60,608)			(52,357)
Total assets	$7,297,503			$6,589,857
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$4,314,237	51,266	4.73	$3,465,347	35,969	4.12
Certificates of deposit	41,028	471	4.57	38,937	265	2.70
Total interest-bearing deposits	4,355,265	51,737	4.73	3,504,284	36,234	4.10
Borrowed funds	270,633	3,484	5.12	572,456	8,106	5.66
Total interest-bearing liabilities	4,625,898	55,221	4.75	4,076,740	44,340	4.32
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,851,497			1,734,956
Other non-interest-bearing liabilities	113,666			146,956
Total liabilities	6,591,061			5,958,652
Stockholders' equity	706,442			631,205
Total liabilities and equity	$7,297,503			$6,589,857
Net interest income		$65,233			$53,557
Net interest rate spread (3)			1.93%			1.67%
Net interest margin (4)			3.62%			3.27%
Total cost of deposits (5)			3.32%			2.74%
Total cost of funds (6)			3.39%			3.03%
(1)	Annualized.
(2)	Amount includes deferred loan fees and non-performing loans.
(3)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(4)	Determined by dividing annualized net interest income by total average interest-earning assets.
(5)	Determined by dividing annualized interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(6)	Determined by dividing annualized interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

	Nine Months Ended
	September 30, 2024			September 30, 2023
	Average		Yield /	Average		Yield /
(dollars in thousands)	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
Assets:
Interest-earning assets:
Loans (2)	$5,780,539	$318,262	7.35%	$5,016,075	$247,142	6.58%
Available-for-sale securities	578,891	9,660	2.23	526,156	6,435	1.63
Held-to-maturity securities	455,358	6,357	1.86	507,771	7,391	1.94
Equity investments - non-trading	2,672	54	2.67	2,375	38	2.12
Overnight deposits	299,455	12,544	5.60	189,552	7,353	5.12
Other interest-earning assets	29,095	1,673	7.68	32,166	1,779	7.37
Total interest-earning assets	7,146,010	348,550	6.52	6,274,095	270,138	5.75
Non-interest-earning assets	182,738			161,592
Allowance for credit losses	(59,326)			(48,693)
Total assets	$7,269,422			$6,386,994
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$4,243,887	148,114	4.66	$3,099,908	85,099	3.67
Certificates of deposit	37,472	1,064	3.79	45,874	911	2.66
Total interest-bearing deposits	4,281,359	149,178	4.65	3,145,782	86,010	3.66
Borrowed funds	331,486	12,891	5.19	451,063	18,286	5.41
Total interest-bearing liabilities	4,612,845	162,069	4.69	3,596,845	104,296	3.88
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,856,061			2,032,011
Other non-interest-bearing liabilities	115,199			144,712
Total liabilities	6,584,105			5,773,568
Stockholders' equity	685,317			613,426
Total liabilities and equity	$7,269,422			$6,386,994
Net interest income		$186,481			$165,842
Net interest rate spread (3)			1.82%			1.87%
Net interest margin (4)			3.49%			3.53%
Total cost of deposits (5)			3.25%			2.22%
Total cost of funds (6)			3.35%			2.48%
(1)	Annualized.
(2)	Amount includes deferred loan fees and non-performing loans.
(3)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(4)	Determined by dividing annualized net interest income by total average interest-earning assets.
(5)	Determined by dividing annualized interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(6)	Determined by dividing annualized interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

Net interest margin for the third quarter of 2024 was 3.62% compared to 3.27% for the third quarter of 2023. The 35 basis point increase was due primarily to an increase in the average balance of loans, an increase in the yield for loans, elevated prepayment penalties and deferred fee recognition as a result of an increased level of loan payoffs, and a decrease in the average balance of borrowed funds, partially offset by an increase in the average balance of deposits and an increase in the cost of funds.

Net interest margin for the nine months ended September 30, 2024 was 3.49% compared to 3.53% for the nine months ended September 30, 2023. The 4 basis point decrease was due primarily to the shift from non-interest bearing deposits to interest bearing deposits related to the exit from the crypto-related deposit vertical, and, moreover, the increase in the cost of funds, partially offset by loan growth and the increase in the yield for loans in combination with elevated prepayment penalties and deferred fee recognition as a result of an increased level of loan payoffs.

Interest Income

Interest income increased $22.6 million to $120.5 million for the third quarter of 2024 as compared to $97.9 million for the third quarter of 2023, primarily due to the increase in the average balance of loans and an increase in the yield for loans in combination with elevated prepayment penalties and deferred fee recognition as a result of an increased level of loan payoffs. The average balance of loans increased $606.2 million for the third quarter of 2024 as compared to the third quarter of 2023. The yield on loans increased 72 basis points for the third quarter of 2024 as compared to the third quarter of 2023 due to the increase in prevailing market interest rates and a disciplined approach to loan pricing.

Interest income increased $78.4 million to $348.6 million for the nine months ended September 30, 2024 as compared to $270.1 million for the nine months ended September 30, 2023, primarily due to the increase in the average balance of loans and an increase in the yield for loans in combination with elevated prepayment penalties and deferred fee recognition as a result of an increased level of loan payoffs. The average balance of loans increased $764.5 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The yield on loans increased 77 basis points for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 due to the increase in prevailing market interest rates and a disciplined approach to loan pricing.

Interest Expense

Interest expense increased $10.9 million to $55.2 million for the third quarter of 2024 as compared to $44.3 million for the third quarter of 2023 due primarily to the increase in the average balance of interest-bearing deposits and an increase in the cost of funds, partially offset by the decrease in the average balance of borrowed funds. The average balance of interest-bearing deposits increased $851.0 million for the third quarter of 2024 as compared to the third quarter of 2023, which reflects deposit growth and the shift from non-interest bearing deposits to interest bearing deposits primarily related to the exit from the crypto-related deposit vertical in 2023. The total cost of funds for the third quarter of 2024 increased 36 basis points compared to the third quarter of 2023, which reflects the continued effects of high short-term interest rates, intense competition for deposits, and the shift from non-interest bearing deposits to interest bearing funding related to the exit from the crypto-related deposit vertical. The average balance of borrowed funds decreased $301.8 million for the third quarter of 2024 as compared to the third quarter of 2023, which reflects a disciplined approach to liquidity management.

Interest expense increased $57.8 million to $162.1 million for the nine months ended September 30, 2024 as compared to $104.3 million for the nine months ended September 30, 2023, due primarily to the increase in the average balance of interest-bearing deposits and an increase in the cost of funds. The average balance of interest-bearing deposits increased $1.1 billion for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, which reflects deposit growth and the shift from non-interest bearing deposits to interest bearing deposits primarily related to the exit from the crypto-related deposit vertical in 2023. The total cost of funds for the nine months ended September 30, 2024 increased 87 basis points compared to the nine months ended September 30, 2023, which reflects the continued effects of high short-term interest rates, intense competition for deposits, and the shift from non-interest bearing deposits to interest bearing funding.

Provision for Credit Losses – Loans and Loan Commitments

The provision for credit losses for the three and nine months ended September 30, 2024 was $2.7 million and $4.8 million, respectively, which reflects loan growth, a provision related to a single C&I loan, and a modest increase in the duration of the Company’s loan portfolio.

Non-Interest Income

Non-interest income decreased $228,000 to $6.3 million for the third quarter of 2024, as compared to the third quarter of 2023 driven primarily by lower GPG revenue, partially offset by an increase in service charges on deposit accounts. At the beginning of 2024, the Company announced that it will exit all GPG Banking-as-a-Service relationships, which is expected to be completed during 2024. Non-interest income decreased $1.9 million to $19.4 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 driven primarily by lower GPG revenue, partially offset by an increase in service charges on deposit accounts.

Non-Interest Expense

Non-interest expense increased $20.3 million to $51.3 million for the third quarter of 2024, compared to the third quarter of 2023 due primarily to a pre-tax $10.0 million regulatory reserve recorded in the third quarter of 2024, a $2.7 million increase in compensation and benefits related to the increase in number of employees, and a $1.8 million increase in technology costs related to the digital transformation initiative. At the beginning of 2024, the Company began implementing an innovative digital transformation project to improve its capabilities and efficiencies for both client facing and internal processes, which it expects to complete in 2025.

Non-interest expense increased $41.0 million to $135.4 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, due primarily to a pre-tax $10 million regulatory reserve recorded in the third quarter of 2024, an increase of $9.5 million in compensation and benefits due to severance expenses related to the GPG wind down and the increase in number of employees, an increase of $4.6 million in professional fees primarily related to regulatory remediation costs, and an increase of $5.1 million in technology costs primarily related to the digital transformation project.

Income Tax Expense

The estimated effective tax rate for the third quarter of 2024 was 30.2% as compared to 22.2% for the third quarter of 2023. The effective tax rate for the third quarter of 2023 reflects a discrete tax item related to the exercise of stock options in the third quarter of 2023 and the reversal of the regulatory settlement reserve in that period. The effective tax rate for the nine months ended September 30, 2024 was 31.1% compared to 28.0% for the nine months ended September 30, 2023.

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

At September 30, 2024, the Company had $611.9 million in unused loan commitments and $36.6 million in standby and commercial letters of credit. At December 31, 2023, the Company had $595.1 million in unused commitments and $59.5 million in standby and commercial letters of credit.

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

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At September 30, 2024 and December 31, 2023, cash and cash equivalents totaled $318.5 million and $269.5 million, respectively. Securities, which provide an additional source of liquidity, totaled $954.6 million at September 30, 2024 and $932.2 million at December 31, 2023. At September 30, 2024, there were $782.6 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $172.7 million were encumbered. At December 31, 2023, there were $845.7 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $60.0 million were encumbered.

The Company’s primary investing activities are the origination of loans, and to a lesser extent, the purchase of loans and securities. For the three and nine months ended September 30, 2024, the Company’s loan production was $460.6 million and $1.0 billion as compared to $333.5 million and $1.0 billion, respectively, for the three and nine months ended September 30, 2023.

Financing activities consisted primarily of activity in deposit accounts and borrowings. The Company gathers deposits from businesses and individuals through client referrals and other relationships and through its retail presence. The Company has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds. Total deposits were $6.3 billion at September 30, 2024, an increase of $532.6 million, or 9.3%, from December 31, 2023.

At September 30, 2024, interest-bearing deposits were comprised of $4.4 billion of money market accounts and $89.4 million of time deposits. Time deposits due within one year of September 30, 2024 totaled $73.5 million, or 1.2%, of total deposits. At September 30, 2024, the aggregate estimated amount of FDIC uninsured deposits was $1.6 billion. At December 31, 2023, interest-bearing deposits were comprised of $3.9 billion of money market accounts and $35.4 million of time deposits. Time deposits due within one year December 31, 2023 totaled $31.8 million or 0.6% of total deposits. Non-interest-bearing deposits were 28.4% of total deposits at September 30, 2024, as compared to 32.0% at December 31, 2023. At December 31, 2023, the aggregate estimated amount of FDIC uninsured deposits was $1.6 billion.

In the event loan demand were to increase faster than expected, or any other unforeseen demand or commitment were to occur, the Company could access its borrowing capacity with the FHLB or obtain additional funds through alternative funding sources, including the brokered deposit market. At September 30, 2024, the Company had $150.0 million of outstanding FHLBNY advances and a $100.0 million FRB term loan under the BTFP. At September 30, 2024 and December 31, 2023, the Company had cash on deposit with the Federal Reserve Bank of New York and available secured wholesale funding borrowing capacity of $3.1 billion.

Regulation

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. At September 30, 2024 and December 31, 2023, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and the Bank review capital levels on a monthly basis. Below is a table of the Company’s and Bank’s capital ratios for the periods indicated:

			Minimum	Minimum Ratio	Minimum
	At	At	Ratio to be	Required for	Capital
	September 30,	December 31,	“Well	Capital Adequacy	Conservation
	2024	2023	Capitalized”	Purposes	Buffer
The Company
Tier 1 leverage ratio	10.6%	10.6%	N/A	4.0%	—%
Common equity tier 1	11.9%	11.5%	N/A	4.5%	2.5%
Tier 1 risk-based capital ratio	12.2%	11.8%	N/A	6.0%	2.5%
Total risk-based capital ratio	13.2%	12.8%	N/A	8.0%	2.5%

The Bank
Tier 1 leverage ratio	10.3%	10.3%	5.00%	4.0%	—%
Common equity tier 1	11.9%	11.5%	6.50%	4.5%	2.5%
Tier 1 risk-based capital ratio	11.9%	11.5%	8.00%	6.0%	2.5%
Total risk-based capital ratio	12.9%	12.5%	10.00%	8.0%	2.5%

At September 30, 2024 and December 31, 2023, total non-owner-occupied CRE loans were 353.3% and 368.1% of risk-based capital, respectively.

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

The following table shows the estimated impact on net interest income for the one-year period beginning September 30, 2024 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

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

At September 30, 2024
Change in	Net	Year 1
Interest	Interest	Change
Rates	Income Year 1	from
(basis points)	Forecast	Level
+400	$223,790	(12.63)%
+300	231,593	(9.58)
+200	239,419	(6.53)
+100	248,287	(3.07)
—	256,141	—
-100	263,951	3.05
-200	272,783	6.50
-300	282,245	10.19
-400	293,161	14.45

The table above indicates that at September 30, 2024, in the event of an instantaneous and sustained parallel upward shift of 200 basis points in interest rates, the Company would experience a 6.53% decrease in net interest income. In the event of an instantaneous and sustained parallel downward shift of 200 basis points in interest rates, it would experience a 6.5% increase in net interest income.

Economic Value of Equity Analysis

The Company also analyzes the sensitivity of its financial condition to changes in interest rates through an EVE model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates. The table below represents an analysis of IRR as measured by the estimated changes in EVE, resulting from instantaneous and sustained parallel shifts in the yield curve (+100, +200, +300 and +400 basis points and -100, -200, -300 and -400 basis points) at September 30, 2024 (dollars in thousands):

		Estimated
		Increase (Decrease) in
		EVE
Change in
Interest Rates	Estimated
(basis points) (1)	EVE (2)	Dollars	Percent
+400	$384,607	$(169,913)	(30.64)%
+300	430,593	(123,927)	(22.35)
+200	476,125	(78,395)	(14.14)
+100	521,852	(32,668)	(5.89)
—	554,520	—	—
-100	577,559	23,039	4.15
-200	587,970	33,450	6.03
-300	590,940	36,420	6.57
-400	564,459	9,939	1.79
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from the Company’s liabilities adjusted for the value of off-balance sheet contracts.

The table above indicates that at September 30, 2024, in the event of an immediate upward shift of 200 basis points in interest rates, the Company would experience a 14.14% decrease in its EVE. In the event of an immediate downward shift of 200 basis points in interest rates, the Company would experience a 6.03% increase in its EVE.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and the Chief Financial Officer, who is the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company is subject to various pending and threatened legal actions. There have been no material changes in the legal proceedings, if any, previously disclosed under Part I, Item 3 in our 2023 Form 10-K. While the future outcome of litigation or regulatory matters cannot be determined at this time, in the opinion of management, as of September 30, 2024, the aggregate liability, if any, arising out of any such pending or threatened legal actions are not expected to be material to the Company’s financial condition, results of operations, and liquidity. For additional information regarding certain legal proceedings, see “Legal and Regulatory Proceedings” in NOTE 11 — COMMITMENTS AND CONTINGENCIES to the Company’s consolidated financial statements in this Form 10-Q.

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

101	INS XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation Linkbase

101	DEF XBRL Taxonomy Extension Definition Linkbase

101	LAB XBRL Taxonomy Extension Label Linkbase

101	PRE XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from Metropolitan Bank Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: November 8, 2024By: /s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: November 8, 2024By:/s/ Daniel F. Dougherty

Daniel F. Dougherty

Executive Vice President and Chief Financial Officer