Form 10-K
period 2024-12-31
Metropolitan Bank Holding Corp.
filed 2025-02-28
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 28, 2024, as reported by the New York Stock Exchange, was approximately $446.1 million.

As of February 24, 2025, there were issued and outstanding 11,225,125 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

GLOSSARY OF COMMON TERMS AND ACRONYMS

ACL	Allowance for credit losses	FHLB	Federal Home Loan Bank
AFS	Available-for-sale	FHLBNY	Federal Home Loan Bank of New York
ALCO	Asset Liability Committee	FRB	Federal Reserve Bank
AOCI	Accumulated other comprehensive income	FRBNY	Federal Reserve Bank of New York
ASC	Accounting Standards Codification	FX	Foreign exchange
ASU	Accounting Standards Update	GAAP	U.S. Generally accepted accounting principles
BaaS	Banking-as-a-Service	GPG	Global Payments Group
Bank	Metropolitan Commercial Bank	HTM	Held-to-maturity
BHC Act	Bank Holding Company Act of 1956, as amended	IRR	Interest rate risk
BSA	Bank Secrecy Act	ISO	Incentive stock option
C&I	Commercial and Industrial	JOBS Act	The Jumpstart Our Business Startups Act
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	LIBOR	London Inter-Bank Offered Rate
CECL	Current Expected Credit Loss	LTV	Loan-to-value
CFPB	Consumer Financial Protection Bureau	MBS	Mortgage-backed securities
Company	Metropolitan Bank Holding Corp.	N/A	Not applicable
Coronavirus	COVID-19	NYSDFS	New York State Department of Financial Services
CRA	Community Reinvestment Act	OCC	Office of the Comptroller of the Currency
CRE	Commercial real estate	OTTI	Other-than-temporary impairment
CRE Guidance	Commercial Real Estate Lending, Sound Risk Management Practices	PRSU	Performance restricted share units
DIF	Deposit Insurance Fund	ROU	Right of use
EB-5 Program	EB-5 Immigrant Investor Program	SEC	U.S. Securities and Exchange Commission
EGC	Emerging Growth Company	SOFR	Secured Overnight Financing Rate
EVE	Economic value of equity	TDR	Troubled debt restructuring
FASB	Financial Accounting Standards Board	USD	U.S. Dollar
FDIC	Federal Deposit Insurance Corporation

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Annual Report on Form 10-K that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that are difficult to predict and are generally beyond our control and that may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under Part I, Item 1A. “Risk Factors” and as described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. In addition, these factors include but are not limited to:

●	a failure to successfully manage our credit risk and the sufficiency of our allowance for credit losses;
●	changes in loan demand and declines in real estate values in the Company’s market area, which may adversely affect our loan production;
●	borrower and depositor concentrations (e.g., by geographic area and by industry);
●	the interest rate policies of the Federal Reserve and other regulatory bodies;
●	general economic conditions, including unemployment rates, and potential recessionary and inflationary indicators, either nationally or locally, including the related effects on our borrowers and other clients, such as adverse changes to credit quality, and on our financial condition and results of operations;
●	an unanticipated loss of key personnel or existing clients, or an inability to attract key employees;
●	system failures or cybersecurity breaches of our information technology infrastructure and/or confidential information or those of the Company’s third-party service providers or those of our non-bank financial service clients for which we provide global payments infrastructure;
●	failure to maintain current technologies or technological changes and enhancements that may be more difficult or expensive to implement than anticipated, and failure to successfully implement future information technology enhancements;
●	emerging issues related to the development and use of artificial intelligence that could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business or clients;
●	the timely and efficient development of new products and services offered by the Company, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by clients;
●	the successful implementation or consummation of new business initiatives, which may be more difficult or expensive than anticipated;
●	an unexpected adverse financial, regulatory, legal or bankruptcy event experienced by our financial service clients;
●	unexpected increases in our expenses;
●	changes in liquidity, including funding sources, deposit flows and the size and composition of our deposit portfolio, and the percentage of uninsured deposits in the portfolio;
●	an unexpected deterioration in the performance of our loan or securities portfolios and our inability to absorb the amount of actual losses inherent in the portfolio;

●	difficulties associated with achieving or predicting expected future financial results;
●	different than anticipated growth and our ability to manage our growth;
●	increases in competitive pressures among financial institutions or from non-financial institutions which may result in unanticipated changes in our loan or deposit rates;
●	unexpected adverse impact of future acquisitions or divestitures;
●	impacts related to or resulting from regional and community bank failures and stresses to regional banks, or conditions in the securities markets or the banking industry being less favorable than currently anticipated;
●	changes in accounting principles, policies or guidelines may cause the Company’s financial condition or results of operation to be reported or perceived differently;
●	legislative, tax or regulatory changes or actions, including changes and the potential for changes to regulatory policy and the promulgation of new laws and regulations following the inauguration of a new presidential administration, may adversely affect the Company’s business;
●	unanticipated increases in FDIC insurance premiums or future assessments;
●	the costs, including the possible incurrence of fines, penalties, or other negative effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions, or other legal actions to which we or any of our subsidiaries are a party, and which may adversely affect our results; and
●	the current or the potential impact on the Company’s operations, financial condition, and clients resulting from natural or man-made disasters, climate change, wars, military conflict, acts of terrorism, other geopolitical events, cyberattacks, and global pandemics, or localized epidemics.

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

PART I

Item 1.  Business

The Company is a bank holding company headquartered in New York, New York and registered under the BHC Act. Through its wholly owned bank subsidiary, Metropolitan Commercial Bank, a New York state-chartered commercial bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and individuals primarily in the New York metropolitan area. The Company’s founding members, including its Chief Executive Officer, Mark DeFazio, recognized a need in the New York metropolitan area for a solutions-oriented, relationship bank focused on middle market companies and real estate entrepreneurs whose financial needs are often overlooked by larger financial institutions. The Bank was established in 1999 with the goal of helping these under-served clients build and sustain wealth. Its motto, “The Entrepreneurial Bank,” is a reflection of the Bank’s aspiration to develop a middle-market bank that shares the same entrepreneurial spirit as its clients. By combining high-tech service with the relationship-based focus of a community bank and offering an extensive suite of financial products and services, the Company is well-positioned to continue to capitalize on the significant growth opportunities available in the New York metropolitan area and elsewhere. See the “GLOSSARY OF COMMON TERMS AND ACRONYMS” for the definition of certain terms and acronyms used throughout this Form 10-K.

In addition to traditional commercial banking products, the Company offers: corporate cash management and retail banking services; customized financial solutions for government entities, municipalities, public institutions and charter schools; specialized services to facilitate secure and efficient real estate transactions and tax-deferred exchanges for title and escrow and Section 1031 exchanges; and EB-5 Program accounts for qualified foreign investors. In 2024 the Company exited the GPG BaaS business, and only residual operational tasks remain to be completed.

The Company has developed various deposit gathering strategies, which generate the funding necessary to operate without a large branch network. These activities, together with six strategically located banking centers, generate a stable source of deposits to fund a diverse loan portfolio with attractive risk-adjusted yields. As of December 31, 2024, the Company’s assets, loans, deposits, and stockholders’ equity totaled $7.3 billion, $6.0 billion, $6.0 billion and $729.8 million, respectively.

As a bank holding company, the Company is subject to the supervision of the Board of Governors of the Federal Reserve System. The Company is required to file with the FRB reports and other information regarding its business operations and the business operations of its subsidiaries. As a state-chartered bank that is a member of the FRB, the Bank is subject to FDIC regulations as well as supervision, periodic examination and regulation by the NYSDFS as its primary state regulator and by the FRB as its primary federal regulator.

Available Information

The SEC maintains an internet site, www.sec.gov, that contains the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments thereto, and other reports electronically filed with the SEC. The Company makes these documents that have been filed with the SEC available free of charge through the Company’s website, www.mcbankny.com, by clicking the Investor Relations tab and selecting “SEC Filings” under the “Filings & Financials” tab. Information included on the Company’s website is not part of this Annual Report on Form 10-K.

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

The Company operates six banking centers strategically located within close proximity to target clients. There are four banking centers in Manhattan, one in Brooklyn, New York, and one in Great Neck, Long Island. The 99 Park Avenue banking center, adjacent to the Company headquarters, is located at the center of one of the largest markets for bank deposits in the New York Metropolitan Statistical Area due to the abundance of corporate and high net worth clients. The Manhattan banking centers are centrally located in the heart of neighborhoods notably associated with specific business sectors with which the Company has strong existing relationships. The Brooklyn banking center is in the active Boro Park neighborhood, which is home to many small- and medium-sized businesses, and where several important existing lending clients live and work. The banking center in Great Neck, Long Island represents a natural extension of the Company’s efforts to establish a physical footprint in areas where many of its existing and prospective commercial clients are located, and also serves as a central hub for philanthropic and community events. The Company also has a loan production office in Miami, Florida and an administrative office in Lakewood, New Jersey.

Competitors

The bank and non-bank financial services industry in the Company’s markets and surrounding areas is highly competitive. The Company competes with a wide range of community, regional and large banks located in its market areas as well as non-bank commercial finance companies on a nationwide basis. The Company faces competition in both lending and attracting funds as well as merchant processing services from commercial banks, savings associations, credit unions, consumer finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, non-bank lenders, government agencies and certain other non-financial institutions. Many of these competitors have higher lending limits and more assets, capital and resources than the Company, and may be able to conduct more intensive and broader-based promotional efforts to reach both commercial and individual customers. Competition for deposit products can depend heavily on pricing because of the ease with which customers can transfer deposits from one institution to another.

Accessibility, tailored product offerings, disciplined underwriting and speed of execution enable the Company to distinguish itself in the markets of its target clients, which the Company views as under-served by today’s financial services industry. Establishing banking centers in close proximity to a “critical mass” of its clients has advanced the Company’s ability to retain and grow deposits, provided opportunities to deepen client relationships, and, ultimately to enhance franchise value.

Business Strategy

The Company’s strategy is to continue to build a relationship-oriented commercial bank by organically growing its existing client relationships and developing new long-term clients. The Company focuses on the New York metropolitan area middle-market businesses with annual revenues of $400 million or less and the New York metropolitan area real estate entrepreneurs with a net worth of $50 million or more. The Company originates and services CRE and C&I loans of generally between $3 million and $30 million, which it believes is an under-served segment of the market. Management believes that the Company is well positioned in a market area offering significant growth opportunities. As it grows, the Company will attempt to continue to convert many of its lending clients into full retail relationships.

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

On-going relationships and tailored products

Management believes that the focus on servicing all aspects of the clients’ businesses, including cash management and lending solutions, better positions the Company to be able to meet its clients’ current and future needs. The Company has the flexibility and commitment to create solutions tailored to the needs of each client. For example, the Company entered the healthcare lending space in 2001 and built out processes, procedures, and customized infrastructure to support its clients in this industry. Management intends to continue leveraging the quality of its team, existing relationships and its client-centered approach to further grow its tailored banking solutions, build deeper relationships and increase market share. Additionally, the Company is always working to expand its team by attracting and developing individuals that embody its spirit as “The Entrepreneurial Bank.” This helps to ensure that it continues to meet its high standards of excellence, which drives relationships and enhances franchise value.

Strong deposit franchise

The strength of the Company’s deposit franchise comes from its long-standing relationships with clients and the strong ties it has in its market area. The Company has also developed a diversified funding strategy, which enables it to be less reliant on branches. Deposit funding is provided by: traditional commercial banking products offered to borrowing and non-borrowing clients; corporate cash management and retail banking services; tailored financial solutions for government entities, municipalities, and public institutions; specialized services to facilitate secure and efficient real estate transactions and tax-deferred exchanges for title and escrow and Section 1031 exchanges; and, EB-5 Program accounts for qualified foreign investors. These activities, together with six strategically located banking centers, generate a stable source of deposits to support the growth of our diverse loan portfolio.

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

Loans are generally written for terms of three to five years, although loans with longer or shorter terms are occasionally written. Interest rates may be fixed or floating, and repayment schedules are generally based on a 25- to 30-year amortization schedule, although interest only loans are also offered.

Factors considered in loan underwriting include: the stability of the projected cash flows from the real estate based on operating history, tenancy, and current rental market conditions; the development and property management experience of the principals; the financial wherewithal of the principals, including an analysis of global cash flows; and credit history of the principals. Generally, the maximum LTVs for new originations range from 50% to 75%, depending on the property type and the minimum debt coverage ratio is 1.20x, with higher coverage required for hospitality and special use properties.

At December 31, 2024, $1.9 billion, or 38.8% of the Company’s real estate loan portfolio, consisted of loans to the healthcare industry, which were primarily made to nursing and residential care facilities. The Company has lenders who are experienced in lending to the healthcare industry, particularly to skilled nursing homes. They generally originate loans to borrowers with strong cash flows from diverse sources and who are very experienced operators that typically have over 1,000 beds under management. In addition to being secured by real estate, these loans are also generally secured by the assets of the operating company, and in almost all cases the credit facilities are personally guaranteed by principals of the company, who are typically high net worth individuals. The Company also originates term loans to standalone medical facilities such as radiology and dialysis centers and medical practices, which are generally secured by the assets of the company and the personal guaranties of the sponsors/owners of the practice.

Multi-family

The multi-family loan portfolio consists of loans secured by multi-tenanted residential properties primarily located in New York City or the Greater New York area. In underwriting multi-family loans, the Company employs the same underwriting standards and procedures as are employed for non-owner occupied CRE.

Certain of the Company’s loans are associated with rent stabilized units in the New York City boroughs, in which the laws limit rent increases for rent stabilized multi-family properties. At December 31, 2024, the Company had $168.0 million of New York City rent-regulated stabilized multi-family loans, which had a weighted-average debt coverage ratio of 2.7x and an average LTV of 42.1% based on the most recent appraisal. If expense growth exceeds revenue growth, a property may not generate sufficient cash flows to cover debt service. See Part I, Item 1A., “Risk Factors—Risk Relating to Lending Activities—The performance of the Company’s multi-family and mixed-use loans could be adversely impacted by regulation.”

Construction Loans

Construction lending involves additional risks when compared to permanent loans. These risks include completion risk, which could be impacted by unanticipated delays and/or cost overruns, and market risk, i.e., the risk that market rental rates and/or market sales prices may decline before the project is completed. Therefore, the Company only originates construction loans on a very selective basis. Generally, the types of construction loans the Company originates include extensive renovation loans as well as ground-up construction loans. At December 31, 2024, construction loans comprised 3.4% of the Company’s loan portfolio. In all cases, the owner/developer has extensive construction experience, sufficient equity in the transaction (maximum loan to cost of 65%) and provides personal recourse on the loan. The Company has established limits for construction lending as a percentage of risk-based capital.

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

At December 31, 2024, $355.1 million, or 33.9% of the Company’s C&I loan portfolio, consisted of loans to the healthcare industry, of which $238.1 million, or 67.0%, were made to nursing and residential care facilities. Within the C&I lending group, the Company has lenders who are experienced in lending to the healthcare industry, particularly to skilled nursing homes. They generally originate loans to borrowers with strong cash flows from diverse sources and who are very experienced operators that typically have over 1,000 beds under management. In all cases these loans are secured by the assets of the operating company, and in almost all cases the credit facilities are personally guaranteed by principals of the company, who are typically high net worth individuals. The Company also originates term loans to standalone medical facilities such as radiology and dialysis centers and medical practices, which are secured by the assets of the company and the personal guarantees of the sponsors/owners of the practice.

Deposit Products and Services

The Company’s retail products and services are similar to those of mid-to-large banks in its market, and include, but are not limited to, online banking, mobile banking, ACH, and remote deposit capture. The Company has made, and will continue to make, investments in technology to meet the needs of its customers. Deposit funding is provided by the following deposit verticals:

1)	Borrowing clients – The Company generates significant deposits from its borrowing clients. The Company provides commercial clients with convenient solutions such as remote deposit capture, business online banking and various other retail services and products. The Company will attempt to continue to convert lending clients into full retail clients and thereby continue to expand its retail presence.
2)	Non-borrowing retail banking products and services clients – These customers, located primarily in the New York City metropolitan area, need an efficient technology interface and the personal service of an experienced banker who can assist them in managing their day-to-day operations using our retail banking products and services. Management understands that not every potential client of the Company is in need of an extension of credit; instead, these clients require a bank that can assist in making them more efficient and competitive.
3)	Corporate cash management clients – The Company provides corporate cash management services to clients who are in possession of, or have discretion over, large deposits such as, but not limited to, property management companies, title companies and bankruptcy trustees.
4)	Government entities, municipalities and other local entities – The Company provides customized financial solutions for government entities, municipalities, public institutions, and charter schools to help them reach their strategic objectives.
5)	EB-5 Program accounts – The EB-5 Program, administered by the U.S. Citizenship and Immigration Services, allows qualified foreign investors who meet specific capital investment and other requirements to obtain permanent residency and become contributors to U.S. communities.
6)	Title and Escrow – The Company provides specialized services designed to facilitate secure and efficient real estate transactions and tax-deferred exchanges for title and escrow, Section 1031 exchanges, and qualified intermediary needs.

Global Payments Business

In 2023, the Company completed the exit from the business associated with digital currency entities, commonly referred to as the crypto-asset business. In 2024 the Company exited the GPG BaaS business, and only residual operational tasks remain to be completed.

Asset Quality

Non-Performing Assets

Non-performing assets consist of non-accrual loans and loans past due over 90 days and still accruing. The past due status on loans is based on the contractual terms of the loan. It is generally the Company’s policy that a loan 90 days past due be placed on non-accrual status unless factors exist that would eliminate the need to place a loan on this status. A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. At the time loans are placed on non-accrual status, the accrual of interest is discontinued and previously accrued and unpaid interest is reversed. Payments received on non-accrual loans are generally applied to principal. Loans are considered for return to accrual status when they become current as to principal and interest payments and remain current for a period of six consecutive months or when, in the opinion of management, the Company expects to receive all of its original principal and interest. In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept on non-accrual status until the entire principal balance has been recovered.

Allowance for Credit Losses – Loans and Loan Commitments

The Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (ASC 326) (“ASC 326”) effective January 1, 2023, which requires that the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The Company adopted this guidance effective January 1, 2023. See “NOTE 3 — SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS” to the Company’s consolidated financial statements in this Form 10-K. The Company works closely with borrowers that are experiencing financial difficulties to identify viable solutions that minimize the potential for loss and under certain circumstances may modify the terms of these loans to maximize their collectability. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.

Measurement of Expected Credit Losses

Management believes that the ACL is adequate to cover expected credit losses over the life of the loan portfolio. In estimating the ACL, the Company relies on models and economic forecasts developed by external parties as the primary driver of the ACL. These models and forecasts are based on nationwide sets of data. Economic forecasts can change significantly over an economic cycle and have a significant level of uncertainty associated with them. The performance of the models is dependent on the variables used in the models being reasonable predictors for the loan portfolio’s performance. However, these variables may not capture all sources of risk within the portfolio. As a result, the Company reviews the results and makes qualitative adjustments to the models to manage limitations of the models as necessary. Such qualitative factors may include adjustments to better capture the imprecision associated with the economic forecasts, and the ability of the models to capture emerging risks within the portfolio that may not be represented in the data. These judgments are evaluated through the Company’s review process and revised on a quarterly basis to account for changes in facts and circumstances.

When loans do not share risk characteristics with other financial assets they are evaluated individually. Management applies its normal loan review procedures in making these judgments. Individually evaluated loans consist of nonaccrual loans and loans that have been modified due to financial difficulty. In determining the ACL, the Company generally applies a discounted cash flow method for instruments that are individually assessed. For collateral dependent financial assets where the borrower is experiencing financial difficulty, the ACL is measured based on the difference between the fair value of the collateral (less selling costs if applicable) and the amortized cost basis of the asset as of the measurement date. Fair value is generally calculated based on the value of the underlying collateral less an appraisal discount. All loan losses are charged-off to the ACL when the loss actually occurs or when the collectability of principal is deemed to be unlikely. Recoveries are credited to the allowance at the time of recovery.

Credit Risk Management

The Company controls credit risk both through disciplined underwriting of each transaction, as well as active credit management processes and procedures to manage risk and minimize loss throughout the life of a transaction. The Company seeks to maintain a broadly diversified loan portfolio in terms of type of customer, type of loan product, geographic area and industries in which business customers are engaged. The Company has developed tailored underwriting criteria and credit management processes for each of the various loan product types it offers.

Underwriting

In evaluating each potential loan relationship, the Company adheres to a disciplined underwriting evaluation process including, but not limited to the following:

●	understanding the customer’s financial condition and ability to repay the loan;
●	verifying that the primary and secondary sources of repayment are adequate in relation to the amount and structure of the loan;
●	observing appropriate LTV guidelines for collateral-dependent loans;
●	identifying the customer’s level of experience in their business;
●	identifying macroeconomic and industry level trends;
●	maintaining targeted levels of diversification for the loan portfolio, both as to type of borrower and geographic location of collateral; and
●	ensuring that each loan is properly documented and liens on collateral are perfected.

Loan Approval Authority

The Company’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by its Board of Directors and management. The Company has established several levels of lending authority that have been delegated by the Board of Directors to the Credit Committee, a standing committee of the Bank’s board of directors, and other personnel in accordance with the lending authority in the Company’s Commercial Lending Policy. Authority limits are based upon the individual loan size and the total exposure of the borrower and are conditioned on the loan conforming to the policies contained in the Company’s Commercial Lending Policy. All loans over $12.5 million go to the Credit Committee for approval. The Credit Committee is comprised of five Board members who are “permanent members” of the Credit Committee, including the Chief Executive Officer and a minimum of two other Board members rotate quarterly. Loans of $12.5 million or less are approved by management subject to individual officer approval limits. However, for all group relationships with total exposure in excess of 25% of risk-based capital, approval of the Credit Committee will be required for loans of any size; except that a loan will not require Credit Committee approval if the loan request is no greater than 10% of the relationship, to a maximum of $2.5 million, whereby lending officers’ approval will be required. Any loan policy exceptions are fully disclosed to the approving authority.

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

Ongoing Credit Risk Management

In addition to the underwriting process described above, the Company performs ongoing risk monitoring and reviews processes for all credit exposures. While the Company grades and classifies its loans internally, it also engages an independent third-party firm to perform regular loan reviews and confirm loan classifications. The Company (i) strives to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans result in a loss, (ii) records any necessary charge-offs promptly and (iii) maintains adequate allowance levels to cover expected credit losses over the life of the loan portfolio.

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

Investments

The Company’s investment objectives are primarily to provide and maintain liquidity, manage to an acceptable level of interest rate risk and safely invest excess funds when demand for loans is less than deposit growth. Subject to these primary objectives, the Company also seeks to generate a favorable return. The Board of Directors has assigned the overall responsibility for the investment portfolio to the CFO or their designee. The Company’s investment policy is reviewed and approved by the Board at least annually. The CFO or their designee is responsible for the implementation of the Company’s investment policy and monitoring its investment performance. The ALCO reviews the status of the investment portfolio quarterly.

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

The majority of the Company’s investments are classified as either AFS or HTM and can be used to collateralize FHLBNY borrowings, FRB borrowings, public funds deposits or other borrowings. At December 31, 2024, the investment portfolio consisted primarily of government agency residential mortgage-backed securities and, to a lesser extent, U.S. Government Agency and treasury securities, government agency commercial mortgage-backed securities and municipal securities.

The Company estimates and recognizes an ACL for HTM debt securities pursuant to ASU No. 2016-13. The Company has a zero loss expectation for nearly all of its HTM securities portfolio, and has no ACL related to these securities at December 31, 2024. For the small portion of the HTM securities portfolio that does not have a zero loss expectation, the ACL is based on each security’s amortized cost, excluding interest receivable, and represents the portion of the amortized cost that the Company does not expect to collect over the life of the security. The ACL is determined using average industry credit ratings and historical loss experience, and is initially recognized upon acquisition of the securities, and subsequently remeasured on a recurring basis.

Pursuant to ASU No. 2016-13, the Company evaluates AFS debt securities that have experienced a decline in fair value below amortized cost for credit impairment. In performing an assessment of whether any decline in fair value is due to credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level, such as credit deterioration of the issuer, explicit or implicit guarantees by the federal government or the collateral underlying the security. If it is determined that the decline in fair value was due to credit, an ACL is recorded, limited to the amount the fair value is less than the amortized cost basis. The non-credit related decrease in the fair value, such as a decline due to changes in market interest rates, is recorded in other comprehensive income, net of tax. If the Company intends to sell the AFS security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, the Company will write down the security’s amortized cost basis to its fair value, write off any existing ACL, and recognize in net income any incremental impairment.

Sources of Funds

Deposits

Deposits have traditionally been the Company’s primary source of funds for use in lending and investment activities. The Company generates deposits from: traditional commercial banking products offered to borrowing and non-borrowing clients; corporate cash management and retail banking services; tailored financial solutions for government entities, municipalities, and public institutions; specialized services to facilitate secure and efficient real estate transactions and tax-deferred exchanges for title and escrow and Section 1031 exchanges; and, EB-5 Program accounts for qualified foreign investors. The Company believes that it has a very stable deposit base, supported by its customer diversification and relationship-driven approach. The Company’s deposit strategy primarily focuses on developing borrowing and other service-oriented relationships with customers rather than competing with other institutions on interest rates. It has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds.

Borrowings

The Company maintains diverse funding sources including, but not limited to, borrowing lines at the FHLB and the FRB discount window. The Company may, from time to time, utilize advances from the FHLB, among other alternatives, to supplement its funding sources. The FHLB provides credit products for its member financial institutions. As a member, the Company is required to own capital stock in the FHLB and is authorized to apply for advances collateralized by certain of its real estate-related mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Limitations on the amount of advances that can be drawn are based either on a fixed percentage of an institution’s total assets and/or on the FHLB’s assessment of the institution’s creditworthiness. The Company maintains a borrowing line supported by a borrower in custody collateral agreement with the FRB discount window. See Part I, Item 1A., “Risk Factors—A lack of liquidity could adversely affect the Company’s financial condition and results of operations.”

At December 31, 2024, the Company had $210.0 million of Federal funds purchased and $240.0 million of FHLBNY advances outstanding.

Human Capital Resources

We recognize our employees are our greatest asset. Our commitment to our employees is deeply rooted in our approach to attracting, retaining and developing talent. We foster a culture of trust, ethics, and accountability where every employee is committed to upholding these principles in their interactions with clients, customers, shareholders, other stakeholders and each other. We expect full engagement from our team in realizing our vision, executing our mission and enabling our core values. The Company prides itself on a collaborative environment where contributions from all levels matter. Moreover, the experience, knowledge, and customer service excellence that our employees bring every day is a key source of differentiation from our competitors. As of December 31, 2024, the Company employed 291 full-time employees, and 2 part-time employees, none of whom are represented by a collective bargaining agreement. This increase of 16 employees, or approximately 5.8%, from December 31, 2023 reflects our expanding business and the expansion of risk management programs in connection with the Company’s Lending, Deposits and Cash Management business lines, as well as in the Financial Crimes Compliance, Human Resources, Risk Management, Operations and Technology functions.

Talent Acquisition and Retention

The Company employs a business model that combines high-touch service, emerging technologies, and the relationship-based focus of a community bank. Management seeks to hire, develop, promote, and retain well-qualified employees who are aligned with the Company’s business model and broadly reflect the community in which we operate.

The Company’s selection and promotion processes are designed to be without bias and include the active recruitment of minorities and women. The ratios of women and men in the Company are 45% and 55% at December 31, 2024, respectively, which is relatively unchanged from December 31, 2023. Approximately 31.7% of the employees identified as minorities at December 31, 2024, as compared to 35.4% at December 31, 2023. Within the employee population that identified as a minority, 17.1% identify as women, as compared to 19.1% as of December 31, 2023. The Company uses the U.S. Department of Labor Affirmative Action minority categories: Black or African American, Hispanic or Latino, Native Hawaiian or Other Pacific Islander, and American Indians/Alaskan Natives.

To attract and retain high performing talent, the Company offers competitive, performance-based compensation and a benefits plan that includes comprehensive health care coverage, supplemental healthcare benefits, a 401(k) plan with a Company match, flexible spending accounts and health savings accounts, wellness programs, commuter benefits,

Company sponsored life and disability insurance, voluntary life and AD&D insurance, commuter benefits, an Employee Assistance Program, paid time-off, and leave policies, including paid parental leave.

The Company also offers an Employee Referral Program that allows employees to earn a referral bonus by recommending candidates that are hired for open positions.

Training and Development

Ensuring that our employees receive training and development opportunities is a priority. Our ongoing success depends on our ability to develop talent within the Company and ensure that we have employees ready to move into future leadership roles. The Company’s training and development regiment is designed to allow for career advancement and new learning opportunities, while benefiting the Company by organically building bench strength across the organization.

The Company conducts a comprehensive New Employee Orientation for all new hires. In 2024, the Company enhanced the New Employee Orientation to provide a more comprehensive welcome experience. In addition, all employees are required to complete assigned compliance, financial crimes compliance, enterprise risk management, information security/cybersecurity, fraud prevention and technical training courses annually via the Company’s Learning Management System (“LMS”). Employees are also periodically assigned professional skills training via the LMS. The Board is engaged in the development of these training programs, and our directors are afforded training opportunities through the LMS as well. Supplemental cybersecurity and information security updates and refreshers are provided to employees periodically throughout the year.

In addition to the LMS, the Company provides in-person training to employees on a range of topics, including cybersecurity, enterprise risk management and compliance, information technology, strategic planning and goal setting, and employee benefits. For example, in 2024, the Company offered on-site training on its’ 401(k) plan’s features and available investments. A licensed investment advisor delivered the educational sessions in a group setting and also provided one-on-one sessions for those who requested individualized guidance. In addition, managers are encouraged to provide informal learning opportunities for employees, such as inviting certain employees to attend management committee or working group meetings, to better understand the Company and its business, meet with senior management and cross-train within their own department, as well as other departments of interest. To further their education, employees are encouraged to attend external business-related training seminars, conferences, and networking opportunities, which are paid for by the Company.

Purpose and Values

Our commitment to our customers, community and employees is well established and recognized by our Board, executive leadership, and our Employee Engagement Committee (the “EEC”).   We embrace our entrepreneurial spirit and dedication to customer service.  We implemented the EEC, which is comprised of employees from all levels across the organization, to collectively unify our teams.   The EEC is instrumental in developing a community of belonging at the Company.   We welcome differences and celebrate diverse cultures, backgrounds, experiences and perspectives, fostering a unique workplace culture that values every individual. Our commitment to inclusion is reflected in our education and wellness programs, which, for example, focus on financial, emotional, and physical well-being. We also encourage community volunteering activities in areas that unite our employees and champion inclusion. By engaging in service to our community, we not only strengthen our bonds but also reflect our shared values.

Subsidiaries

Metropolitan Commercial Bank is the sole subsidiary of Metropolitan Bank Holding Corp. and there are no significant subsidiaries of Metropolitan Commercial Bank.

Federal, State and Local Taxation

The following is a general description of material tax matters and does not purport to be a comprehensive review of the tax rules applicable to the Company.

For federal income tax purposes, the Company files a consolidated income tax return on a calendar year basis using the accrual method of accounting. The Company is subject to federal income taxation in the same manner as other corporations. For its 2024 taxable year, the Company is subject to a maximum federal income tax rate of 21%.

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

What follows is a summary of some of the laws and regulations applicable to the Bank and the Company; however, these laws and regulations are subject to change from time to time and may be revised or reinterpreted by government agencies in the future. The summary is not intended to be exhaustive and is qualified in its entirety by reference to the actual laws and regulations.

Regulation of the Bank

Loans and Investments

State-chartered commercial banks have authority to originate and purchase any type of loan, including commercial, CRE, residential mortgages or consumer loans. Aggregate loans by a state-chartered commercial bank to any single borrower or group of related borrowers are generally limited to 15% of a bank’s capital stock, surplus fund and undivided profits, plus an additional 10% if secured by specified readily marketable collateral.

Federal and state law and regulations limit a bank’s investment authority. Generally, a state member bank is prohibited from investing in corporate equity securities for its own account other than the equity securities of companies through which the bank conducts its business. Under federal and state regulations, a New York state member bank may invest in investment securities for its own account up to specified limits depending upon the type of security. “Investment securities” are generally defined as marketable obligations that are investment grade and not predominantly speculative in nature. The NYSDFS classifies investment securities into five different types and, depending on its type, a state-chartered commercial bank may have the authority to deal in and underwrite the security. The NYSDFS has also permitted New York state member banks to purchase certain non-investment securities that can be reclassified and underwritten as loans.

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

The FDIC, the OCC and the FRB have also jointly issued CRE Guidance. The CRE Guidance, which addresses land development, construction, and certain multi-family loans, as well as CRE loans, does not establish specific lending limits but rather reinforces and enhances these agencies’ existing regulations and guidelines for such lending and portfolio management. Specifically, the CRE Guidance provides that a bank has a concentration in CRE lending if  (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, non-farm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s CRE loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of CRE lending.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The Company’s minimum required capital conservation buffer was at 2.5% of risk-weighted assets at December 31, 2024. See Part II, Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations―Regulation” for a summary of the Company’s capital ratios.

Safety and Soundness Standards

Each federal banking agency, including the FRB, has adopted guidelines establishing general standards relating to, among other things, internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and information security standards. In general, the guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired, and require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. The FRB also has issued guidance on risks banks may face from third-party relationships (e.g., relationships under which the third-party provides services to, or on behalf of, the bank). The guidance generally requires the Company to perform adequate due diligence on the third-party, appropriately document the relationship, and perform adequate oversight and auditing, in order to limit the risks to the Company.

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

Under the prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. The Bank was well capitalized at December 31, 2024.

Dividends

Under federal and state law and applicable regulations, a state member bank may generally declare a dividend, without approval from the NYSDFS or FRB, in an amount equal to its year-to-date net income plus the prior two years’ net income that is still available for dividend. Dividends exceeding those amounts require application to and approval by the NYSDFS and/or FRB. To pay a cash dividend, a state member bank must also maintain an adequate capital conservation buffer under the capital rules discussed above.

Incentive Compensation Guidance

The federal banking agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations, including state member banks and bank holding companies, do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor, which for the Bank and the Company is the FRB, may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, provisions of the Basel III regime described above limit discretionary bonus payments to bank and bank holding company executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. The scope and content of the banking regulators’ policies on incentive compensation are likely to continue evolving.

Transactions with Affiliates and Insiders

Sections 23A and 23B of the Federal Reserve Act govern transactions between an insured depository institution and its affiliates, which includes the Company. The FRB has adopted Regulation W, which implements and interprets Sections 23A and 23B, in part by codifying prior FRB interpretations.

An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. A subsidiary of a bank that is not also a depository institution or a “financial subsidiary” under federal law is not treated as an affiliate of the bank for the purposes of Sections 23A and 23B; however, the FRB has the discretion to treat subsidiaries of a bank as affiliates on a case-by-case basis. Section 23A limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus. There is an aggregate limit of 20% of the bank’s capital stock and surplus for such transactions with all affiliates. The term “covered transaction” includes, among other things, the making of a loan to an affiliate, a purchase of assets from an affiliate, the issuance of a guarantee on behalf of an affiliate and the acceptance of securities of an affiliate as collateral for a loan. All such transactions are required to be on terms and conditions that are consistent with safe and sound banking practices and no transaction may involve the acquisition of any “low quality asset” from an affiliate unless certain conditions are satisfied. Certain covered transactions, such as loans to or guarantees on behalf of an affiliate, must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending upon the type of collateral. In addition, Section 23B requires that any covered transaction (and specified other transactions) between a bank and an affiliate must be on terms and conditions that are substantially the same, or at least as favorable, to the bank, as those that would be provided to a non-affiliate.

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

The federal banking agencies have increased the regulatory scrutiny of the BSA and anti-money laundering programs maintained by financial institutions. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements. In addition, for financial institutions seeking approval for a merger transaction, federal banking agencies must consider the effectiveness of the financial institution’s efforts to combat money laundering activities.

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

Consumer Finance Regulations

The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. In this regard, the CFPB has several rules that implement various provisions of the Dodd-Frank Act that were specifically identified as being enforced by the CFPB. While the Company is not subject to CFPB supervision, because it has less than $10 billion in total consolidated assets, the FRB and the NYSDFS are responsible for examining and enforcing the Company’s compliance with these consumer financial laws and regulations. In addition, the Company is subject to certain state laws and regulations designed to protect consumers.

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

The FRB has historically imposed consolidated capital adequacy guidelines for bank holding companies structured similar, but not identical, to those of state member banks. The Dodd-Frank Act directed the FRB to issue consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks apply to bank holding companies. The Company is subject to the consolidated holding company capital requirements.

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

As a bank holding company, the Company is required to obtain the prior approval of the FRB to acquire direct or indirect ownership or control of more than 5% of a class of voting securities of any additional bank or bank holding company, to acquire all or substantially all of the assets of any additional bank or bank holding company or merging or consolidating with any other bank holding company. In evaluating acquisition applications, the FRB evaluates factors such as the financial condition, management resources and future prospects of the parties, the convenience and needs of the communities involved, and the effect on competition in the relevant market(s). In addition, bank holding companies may generally only engage in activities that are closely related to banking as determined by the FRB. Bank holding companies that meet certain criteria may opt to become a financial holding company and thereby engage in a broader array of financial activities.

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

A bank holding company that is not well-capitalized or well-managed, or that is subject to any unresolved supervisory issues, is required to give the FRB prior written notice of any repurchase or redemption of its outstanding equity securities if the gross consideration for repurchase or redemption, when combined with the net consideration paid for all such repurchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a repurchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice or violate a law or regulation. However, FRB guidance generally provides for bank holding company consultation with FRB staff prior to engaging in a repurchase or redemption of a bank holding company’s stock, even if a formal written notice is not required.

The above FRB requirements may restrict a bank holding company’s ability to pay dividends to stockholders or engage in repurchases or redemptions of its shares.

Acquisition of Control of the Company

Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as the Company unless the FRB has prior written notice and has not issued a notice disapproving the proposed acquisition. In evaluating such notices, the FRB takes into consideration such factors as the financial resources, competence, experience and integrity of the acquirer, the future prospects the bank holding company involved and its subsidiary bank and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing 25% or more of any class of voting stock, control in any manner of the election of a majority of the company’s directors, or a determination by the regulator that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of 10% or more of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as is the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

At December 31, 2024, $5.9 billion, or 98.3% of total loans, consisted of CRE and C&I loans. These portfolios have grown in recent years and the Company intends to continue to emphasize CRE and C&I lending. The Company lends against a variety of asset classes, including skilled nursing facilities, healthcare, multi-family, office, hospitality, mixed use, retail, and warehouse. CRE, including multi-family real estate, and commercial loans are often larger and involve greater risks than other types of loans since payments on such loans are often dependent on the successful operation or development of the property or business involved. A downturn in the real estate market and/or a challenging business and economic environment may increase the Company’s risk related to CRE, including multi-family real estate, and commercial loans. If the cash flows from business operations of our customers is reduced, the borrower may be unable to repay the loan according to the contractual terms of the loan agreement. Further, due to the larger average size of such loans and that they are secured by collateral that is generally less readily-marketable as compared with other loan types, losses incurred on a small number of such loans could have a material adverse impact on the Company’s financial condition and results of operations. If we foreclose on these loans, our holding period for the collateral typically is longer than for a single or multi-family residential property because there may be fewer potential purchasers of the collateral.

In addition, CRE loan concentration is an area that has experienced heightened regulatory focus. Under CRE guidance issued by banking regulators, banks with holdings of CRE, land development, construction, and certain multi-family loans in excess of certain thresholds must employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. These loans are also subject to written policies that establish certain limits and standards. Such compliance requirements imposed on the Company’s CRE, multi-family or construction lending and the potential limits to the generation of these types of loans could have a material adverse effect on its financial condition and results of operations. While it is management’s belief that policies and procedures with respect to the CRE portfolio have been implemented consistent with this guidance, bank regulators could require that additional policies and procedures be implemented that may result in additional costs or that may result in the curtailment of CRE lending that would adversely affect the Bank’s loan originations, practices, strategy, and profitability.

Because the Company intends to continue to increase its commercial loans, its credit risk may increase.

The Company intends to increase its portfolio of commercial loans, including working capital lines of credit, equipment financing, healthcare and medical receivables, documentary letters of credit and standby letters of credit. These loans generally have more risk than one- to four-family residential mortgage loans and CRE loans. Since repayment of commercial loans depends on the successful management and operation of borrowers’ businesses, repayment of such loans can be affected by adverse conditions in the local and national economy. In addition, commercial loans generally have a larger average size as compared with other loans, and the collateral for commercial loans is generally less readily-marketable. If we foreclose on these loans, our holding period for the collateral typically is longer than for a single or multi-family residential property because there may be fewer potential purchasers of the collateral. The Company’s plans to increase its portfolio of these loans could result in increased credit risk in the portfolio. An adverse development with respect to one loan or one credit relationship can expose the Company to significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential mortgage loan or a CRE loan.

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

Multi-family and mixed-use loans generally involve a greater risk than one-to-four family residential loans because of legislation and government regulations involving rent control and rent stabilization, which are outside the control of the borrower or the Company, and could impair the value of the security for the loan or the future cash flows of such properties. As a result of these restrictions, it is possible that rental income on certain rent-regulated properties might not rise sufficiently over time to satisfy increases in interest payments due to increases in underlying rate reset indices or increases in overhead expenses (e.g., utilities, taxes, etc.). At December 31, 2024, the Company has $168.0 million of New York City rent-regulated stabilized multi-family loans, which had a weighted-average LTV of 42.1% at the date of the most recent appraisal, and a weighted average debt coverage ratio of 2.7x.

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

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as rising inflation decreases the value of money. As discussed below under “—Risks Related to Market Interest Rates—Interest rate shifts may reduce net interest income and otherwise negatively impact the Company’s financial condition and results of operation,” inflationary conditions and rising market interest rates could lead to declines in the value of our investment securities, particularly those with longer maturities, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which could increase our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. If the Federal Reserve were to administer higher interest rates to tame inflationary price pressures, such increased rates could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

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

The Company’s business and operations, which primarily consist of lending money to customers, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, growth and profitability from the Company’s lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal and regulatory policymaking process, the medium- and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States.

The Company’s business is also significantly affected by fiscal, monetary, regulatory and related policies of the U.S. federal government and its agencies, and the impact of the new U.S. presidential administration and Congress on those policies is uncertain. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond the Company’s control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on the business, financial condition, results of operations and prospects of the Company.

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

Risks Related to Market Interest Rates

Changes in monetary policy may adversely affect our net interest income and profitability.

In 2022 and 2023, the Federal Reserve Board raised interest rates in response to concerns over inflation risk. Although the Federal Reserve Board began lowering interest rates in 2024, interest rates remain elevated and there continues to be uncertainty in the evolution of market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve Board, related to concerns over inflation risk. As discussed below, if market interest rates rise in response to changes in the Federal Reserve Board’s monetary policy, such an increase could have an adverse effect on our net interest income and profitability.

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

When interest bearing liabilities mature or reprice more quickly, or to a greater degree, than interest earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly, or to a greater degree, than interest bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and the Company’s ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect the Company through, among other things, increased prepayments on its loan portfolio and increased competition for deposits. Accordingly, changes in the level and direction of market interest rates affect the Company’s net yield on interest earning assets, loan origination volume and overall results.

If market interest rates rise rapidly, interest rate caps may limit increases in the interest rates on certain adjustable-rate loans, thus limiting the upside to our net interest income. Also, certain adjustable-rate loans may re-price based on lagging interest rate indices. This lagging effect may also negatively impact our net interest income if general interest rates were to rise.

The Company’s securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. During the year ended December 31, 2024, we reported an other comprehensive gain of $789,000 related to net changes in unrealized losses in the AFS securities portfolio. Fluctuations in market value may be caused by changes in market interest rates or imbalances in supply and demand.

Changes in the estimated fair value of securities may reduce stockholders’ equity and net income.

At December 31, 2024, we had AFS securities with an amortized cost of $559.1 million and a fair value of $482.1 million. The estimated fair value of the AFS securities portfolio may change depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the AFS securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). At December 31, 2024, we reported an accumulated other comprehensive loss of $53.1 million, net of tax, related to net changes in unrealized losses in the AFS securities portfolio, which negatively impacted stockholders’ equity, as well as book value per common share.

Risks Related to the Company’s Operations

A failure in the Company’s operational and/or information systems or infrastructure, or those of third parties, including cyber-attacks, could impair the Company’s liquidity, disrupt its businesses, result in the unauthorized disclosure of confidential information, damage its reputation, and cause financial losses.

The Company relies upon operational and information systems, some of which are managed by third parties, to process, transmit and store electronic information and to manage or support a variety of our business processes, activities and products. Additionally, we collect and store sensitive data, including the personally identifiable information of our customers and employees, in data centers and on information systems (including systems that may be controlled or maintained by third parties). The Company’s business is dependent on its ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets. These transactions, as well as the information technology services provided to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth and geographical reach of the Company’s client base, developing and maintaining its operational and information systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts.

Although the Company continues to take protective measures to maintain the confidentiality, integrity and security of our operational and information systems and infrastructure, the techniques used in cyberattacks are becoming increasingly diverse and sophisticated. For example, the Company’s operational and information systems or infrastructure, or those of our third-party providers, may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, disruptions of service, computer viruses or other malicious code, cyberattacks and other incidents that could create a cybersecurity event, any of which could remain undetected for an extended period of time. Furthermore, the Company may not be able to ensure that all of its clients, suppliers, counterparties and other third parties have appropriate controls in place to protect themselves from cyberattacks or to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. Although the Company engages third-party services on an ongoing basis to conduct independent audits of its risk management systems, these service providers may fail to identify cybersecurity strategies and processes the Company could implement in order to potentially be more consistent with industry best practices.  Given the increasingly high volume of transactions, certain errors may be repeated or compounded before they can be discovered and rectified. In addition, the increasing reliance on information systems, and the occurrence and potential adverse impact of attacks on such systems, both generally and in the financial services industry, have encouraged increased government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats and incidents. As these threats, incidents and government and regulatory oversight of associated risks continue to evolve, the Company may be required to expend additional resources to enhance or expand upon the security measures it currently maintains. Although the Company has developed, and continues to invest in, systems and processes that are designed to detect and prevent security breaches and cyberattacks, a breach of its systems could result in: losses to the Company and its customers; loss of business and/or customers; damage to its reputation; the incurrence of additional expenses (including the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to its business; an inability to grow its online services or other businesses; additional regulatory scrutiny or penalties; and/or exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on the Company’s business, financial condition and results of operations. We have not encountered cybersecurity threats or incidents that have materially and adversely affected, or are reasonably likely to materially and adversely affect, the Company’s business, results of operations or financial condition; however, the impacts of such threats or incidents in the future may be material.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The Company’s future success will depend in part upon its ability to address the needs of its clients by using technology to provide products and services that will satisfy client demands for convenience as well as provide secure electronic environments and create additional efficiencies as it continues to grow and expand its market area. The Company continuously monitors its operational and technological capabilities and makes modifications and improvements as it deems appropriate. Many of the Company’s larger competitors have substantially greater resources to invest in operational and technological infrastructure. As a result, competitors may be able to offer more technologically-advanced products and services than the Company, which would put it at a competitive disadvantage.

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

The Company relies heavily on its executive management team and other key employees and could be adversely affected by the unexpected loss of their services or the need to increase current compensation levels to attract and retain employees.

The Company’s success depends in large part on the performance of its key personnel, as well as on its ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute its business plan may be lengthy. The Company may not be successful in retaining its key employees, and the unexpected loss of services of one or more of key personnel could have a material adverse effect on its business because of their skills, knowledge of primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any key personnel should become unavailable for any reason, the Company may not be able to identify and hire qualified persons on acceptable terms, or at all, which could have a material adverse effect on the business, financial condition, results of operations and future prospects of the Company. Alternatively, we may be required to increase current compensation levels to attract and retain employees, which could negatively impact our business, financial condition, and results of operations.

If the Company’s enterprise risk management framework is not effective at mitigating interest rate risk, market risk and strategic risk, the Company could suffer unexpected losses and its results of operations could be materially adversely affected.

The Company’s enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. The Company has established processes and procedures intended to identify, measure, monitor and report the types of risk to which it is subject, including credit, liquidity, operational, regulatory compliance and reputational risks. However, as with any risk management framework, there are inherent limitations to these risk management strategies and controls as there may exist, or develop in the future, risks that have not been appropriately anticipated or identified. If the Company’s risk management framework proves ineffective, it could suffer unexpected losses and its business and results of operations could be materially adversely affected.

A lack of liquidity could adversely affect the Company’s financial condition and results of operations.

Liquidity is essential to the Company’s business. The Company relies on its ability to generate deposits and effectively manage the repayment and maturity schedules of loans and investments to ensure that there is adequate liquidity to fund its operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. The Company’s most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff, which are strongly influenced by such external factors as the level of and direction of interest rates, local and national economic conditions, potential impacts related to or resulting from regional and community bank stresses, and the availability and attractiveness of alternative investments. Further, the supply of deposits may be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the FRB or regulatory actions that decrease customer access to particular products. If our customers move money out of bank deposits and into other investments such as money market funds, the Company would lose a relatively low-cost source of funds, which would increase its funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity.

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and borrowings from the FHLB of New York. The Company also has an available credit facility with the FRBNY discount window. The Company may also borrow funds from third-party lenders, such as other financial institutions. The Company’s access to funding sources in amounts adequate to finance its activities, or on terms that are acceptable, could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of the Company’s business activity as a result of a downturn in markets or by one or more adverse regulatory actions against the Company.

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

From time to time, we may implement new lines of business or offer new financial products or services within existing lines of business. Substantial risks and uncertainties are associated with developing and marketing new lines of business or new products or services, particularly in instances where markets are not fully developed, and we may be required to invest significant time and management and capital resources in connection with such new lines of business or new products or services. External factors, such as regulatory reception, shifting regulatory expectations, compliance with regulations and guidance, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business or new product or service may be expensive to implement and could also have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could reduce our revenues and potentially generate losses.

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

Additionally, global markets may be adversely affected by natural disasters, the emergence of widespread health emergencies or pandemics, cyberattacks, military conflict, terrorism, changes to trade policies, treaties and tariffs, or other geopolitical events. Global market disruptions may affect the Company’s liquidity. Also, any sudden or prolonged market downturn in the United States or abroad, as a result of the above factors or otherwise could result in a decline in revenue and adversely affect the Company’s results of operations and financial condition, including capital and liquidity levels.

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

In addition, if our underwriting process underestimates the potential impact of severe weather events on our customers and their businesses, there could be a material adverse effect on our business, financial condition and results of operations. Our customers are also facing changes in energy and commodity prices driven by climate change, as well as new regulatory requirements resulting in increased operational costs.

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

Risks Related to the Company’s Merchant Services and Global Payments Businesses

The exit from all of the Company’s BaaS relationships may cost more than anticipated and may subject us to additional risk.

During 2024 the Company exited the GPG BaaS business, and only residual operational tasks remain to be completed. Our results of operations could be adversely impacted in future periods if we cannot fully replace deposit accounts acquired through such BaaS relationships, if we incur additional, unanticipated costs, including if we face litigation or other reputational harm related to the winddown of the business. Failure to successfully manage any of these or other risks in connection with exiting these BaaS relationships could have a material adverse effect on our business, financial condition and results of operations.

Regulatory scrutiny of non-bank financial service solutions and related technology considerations has recently increased.

Prior to the Company’s exit of the GPG BaaS business, we provided global payments infrastructure access to our non-bank financial service partners, which included serving as an issuing bank for third-party managed prepaid and debit card programs nationwide and providing other financial services infrastructure, including cash settlement and custodian deposit services. Federal bank regulators have increasingly focused on the risks related to bank and non-bank financial service company partnerships, raising concerns regarding risk management, oversight, internal controls, information security, change management, and information technology operational resilience. This focus is demonstrated by recent regulatory enforcement actions against banks that have allegedly not adequately addressed these concerns while growing their non-bank financial service offerings. We could be subject to additional regulatory scrutiny with respect to our prior GPG BaaS business, our winddown process and lingering operational tasks which could have a material adverse effect on the business, financial condition, results of operations and growth prospects of the Company. See “—Risks Related to Laws and Regulation and Their Enforcement―The Company and the Bank’s business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment and the laws and regulations that govern it.” and Part I, Item 3. “Legal Proceedings.”

Changes in card network fees could impact operations.

The Company maintains business in merchant acquiring and merchant services. Card networks periodically increase the fees (known as interchange fees) that are charged to acquirers and that the Company charges to its merchants. It is possible that competitive pressures will result in the Company absorbing a portion of such increases in the future, which would increase its costs, reduce profit margin and adversely affect its business and financial condition. In addition, the card networks require certain capital requirements. An increase in the required capital level would further limit the use of capital for other purposes.

Risks Related to Competitive Matters

The Company operates in a highly competitive industry and faces significant competition from other financial institutions and financial services providers, the result of which may decrease growth or profits.

The Company’s market area contains not only a large number of community and regional banks, but also a significant presence of the country’s largest commercial banks and a growing presence of non-bank financial services companies. The Company competes with other state and large financial institutions, savings and loan associations, savings banks, credit unions and other companies offering financial services. Some of these competitors have a longer history of successful operations nationally and in the New York market area, greater ties to businesses, more expansive banking relationships, more established depositor bases, fewer regulatory constraints, better technology, and lower cost structures than the Company does. Competitors with greater resources may possess an advantage through their ability to maintain numerous banking locations in more convenient sites, conduct more extensive promotional and advertising campaigns, or operate a more developed technology platform. Due to their size, many competitors may offer a broader range of products and services, as well as better pricing for certain products and services than the Company can offer. Larger banks may also have more resilient operational and intellectual technology infrastructure. Further, increased competition among financial services companies due to the continued consolidation of financial institutions may adversely affect the Company’s ability to market its products and services.

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

As with many innovations, artificial intelligence (“AI”) presents risks and challenges that could adversely impact our business or our customers. The development, adoption, and use case for generative AI technologies are still in their early stages and may be ineffective or inadequate. AI development or deployment practices by the Company, our customers, or third-party developers or vendors could result in unintended consequences. For example, AI algorithms could be flawed or may be based on datasets that are biased or insufficient. There also may be real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the use and deployment of AI. In addition, third parties may deploy AI technologies to commit fraud against us or in a manner that reduces customer demand for our business or financial products and services. Any of the foregoing may result in decreased demand for our products, harm to our business, results of operations or reputation, or a negative impact on our customers and their business.

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

Compliance with these laws and regulations is difficult and costly, and changes to these laws and regulations often impose additional compliance costs. Failure to comply with these laws and regulations could subject the Company and/or the Bank to restrictions on their business activities, fines and other penalties, the commencement of informal or formal enforcement actions against them, and other negative consequences, including reputational damage, any of which could adversely affect their business, financial condition, results of operations, capital base and the price of its securities. Further, any new laws, rules and regulations, including changes to regulatory policy and the promulgation of new laws and regulations following the inauguration of the new presidential administration in the U.S, could make compliance more difficult or expensive.

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

During 2024 the Company exited the GPG BaaS business, and only residual operational tasks remain to be completed. The Company has been subject to investigations by governmental entities concerning a prepaid debit card product program that was offered through the GPG BaaS business. As previously disclosed, the Bank entered into (i) an Order to Cease and

Desist and Order of Assessment of a Civil Money Penalty Issued Upon Consent with the FRB (the “FRB Consent Order”), effective October 16, 2023, and (ii) a Consent Order with the NYSDFS (the “NYSDFS Consent Order”), effective October 18, 2023. The FRB Consent Order and NYSDFS Consent Order constitute separate consensual resolutions with each of the FRB and the NYSDFS with respect to their investigations, each of which is now closed as a result of such order. In the third quarter of 2024, the Company recorded a $10.0 million regulatory reserve in connection with an investigation by the Attorney General of the State of Washington that was resolved in the fourth quarter of 2024. Additional enforcement or other actions arising out of the prepaid debit card program or otherwise could have a materially adverse effect on the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations. For further discussion see Part I, Item 3. “Legal Proceedings.”

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

Changes in federal policies and regulations by the executive branch and regulatory agencies may occur over time through the new presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes impacting the Company. However, the nature, timing and economic and political effects of such potential changes remain highly uncertain. Any future changes could affect us in substantial and unpredictable ways. At this time, it is unclear whether and how any future changes or uncertainty surrounding future changes will adversely affect our business, financial condition and results of operations.

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

The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the Company’s business, financial condition and results of operations cannot be predicted. For further discussion, see ““—Risks Related to Market Interest Rates.”

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

Risks Related to Ownership of the Company’s Common Stock

The market price of the Company’s common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired.

The market price of the Company’s common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may affect the market price and trading volume of our common stock, most of which are outside of our control.

The stock market and the market for financial institution stocks has experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock, which could make it difficult for you to sell your shares at the volume, prices and times desired.

Certain banking laws and the Company’s governing documents may have an anti-takeover effect, and there are substantial regulatory limitations on changes of control of bank holding companies.

Certain federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to our stockholders. In addition, certain provisions of our governing documents, including the fact we have a classified Board of Directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board, may make it more difficult for a third party to acquire control of the Company, even if such event was perceived by stockholders to be beneficial to their interests. The combination of these laws and provisions in our governing documents may inhibit certain business combinations, including a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock. These provisions in our governing documents could also discourage proxy contests and make it more difficult and expensive for holders of our common stock to elect directors other than the candidates nominated by our Board of Directors or otherwise remove existing directors and management, even if current management is not performing adequately.

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

The Company also maintains a system-wide information security program that applies to all employees. All employees are expected to assist in safeguarding the Company’s information systems and to assist in the detection and reporting of cybersecurity incidents. This Company-wide program is intended to identify and assess internal and external cyber and information security risks that may threaten the security or integrity of nonpublic information stored on the Company’s information systems or those of third-party providers from unauthorized access, use or other malicious acts.

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

Governance

Board of Directors Oversight

Our information security program is designed to ensure adequate governance, and oversight is in place while evolving to meet changes in applicable laws and regulations, and industry best practices. Cybersecurity is a significant risk to the enterprise and matters related to information security are regularly featured as part of management’s enterprise risk profile updates to the Risk Committee of the Board of Directors (the “Risk Committee”), which occur at least on a quarterly basis. The Chair of the Risk Committee reports to the Board of Directors on the committee’s proceedings and activities, including in connection with the committee’s deliberation on information security matters, on a regular basis. In addition to regular touchpoints on cyber matters at the Risk Committee, the Board of Directors receives briefings from the Bank’s Chief Information Security Officer (the “CISO”) semi-annually.

The Board of Directors directly, and through its standing committees (particularly the Risk Committee and the Audit Committee of the Board of Directors) also engage in broader discussions regarding existing and emerging operational and technology risks with members of management across all lines of defense. To supplement the Board of Directors’ regular engagement regarding the Company’s information security program, the director education program includes cybersecurity-related training opportunities, which assists the directors in staying current on developments and maintaining appropriate knowledge regarding the evolving cybersecurity and threat landscape.

Reporting to Board of Directors

The CISO provides management, the Risk Committee and the Board of Directors with information regarding the Company’s cybersecurity program and potential cybersecurity threats or incidents. In addition, the CISO is empowered to escalate material cybersecurity threats or incidents and strategic risk management decisions to the Board of Directors so that they can provide appropriate oversight and guidance on these critical cybersecurity issues within the context of the Company’s overall strategic objectives and business operations. Management, the Company’s Chief Digital Officer (the “CDO”), the CRO, and the Incident Management Team (the “IMT”) are also required to report cybersecurity threats and incidents to the Risk Committee and/or the Board of Directors, as applicable.

Management’s Role Managing Risk

The Company’s Enterprise Risk Management Committee (the “ERMC”), an interdepartmental, management-level committee, meets at least quarterly and is responsible for ensuring that the Company has appropriate policies and procedures in place to help identify, measure, monitor and control potentially significant business risks. In connection with these responsibilities, the ERMC receives quarterly risk and control self-assessments and action plans for risk remediation, if required, to reduce residual risks. This includes information security action plans from the CISO, the CDO, and/or other key stakeholders. The incorporation of these reports into the ERMC’s meetings is intended to promote the inclusion of cybersecurity considerations in the risk management decision-making processes throughout the Company.

The Information Technology/Information Security Steering Committee (the “IT Steering Committee”) reports directly into the ERMC and meets at least quarterly. The IT Steering Committee is composed of senior members of management, including the CDO, the CRO and the CISO. The IT Steering Committee oversees information technology matters at the Company, including the implementation of all cybersecurity policies, standards, guidelines and procedures. The responsibilities of the IT Steering Committee include, among other things, updating the Company’s information technology policies, reviewing the architecture of the Company’s information system infrastructure and monitoring the progress of any significant hardware or software updates or installation. In addition, the IT Steering Committee provides quarterly reports to the ERMC and the Risk Committee regarding any information-technology-related matters that, in the opinion of the IT Steering Committee, should be escalated.

The CISO plays an important role in the prevention, detection, mitigation, and remediation of cybersecurity incidents and in informing management, the Risk Committee and the Board of Directors on cybersecurity risks and issues. The CISO provides quarterly briefings to the Risk Committee on any significant information security issues, relevant cybersecurity metrics and the status of the Company’s security-related strategic initiatives. As discussed above, the CISO also provides mid-year and annual reports to the full Board of Directors regarding the state of the Company’s information security program. The annual reports encompass a broad range of topics, including:

●	Confidentiality of nonpublic information and the integrity and security of the Company’s information systems;
●	Cybersecurity policies and procedures;
●	Material cybersecurity risks;
●	Effectiveness of our cybersecurity program; and
●	Any material cybersecurity incidents.

In addition to these scheduled meetings, the Risk Committee, the CISO, the CDO, the CRO, and other members of management maintain ongoing dialogues with respect to emerging or potential cybersecurity threats. The Risk Committee also receives reports and updates from management regarding significant cybersecurity developments so that the Board of Directors can be promptly notified, as and when appropriate, of any threats or incidents as well as management’s proposed responses.

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

Monitor Cybersecurity Incidents

The IT Steering Committee, which is a subcommittee of the ERMC, established the Information Technology and Information Security Working Group (the “IT/IS Working Group”), which is comprised of the CDO, the Head of Information Technology Infrastructure, the CISO, the Information Security Officer, the Information Security Assurance Program Manager and certain other members of the Company’s information technology engineering staff. The mission of the IT/IS Working Group is to foster the sharing of information among departments regarding existing and emerging threats and risks related to cybersecurity and related compliance issues in order to better integrate cybersecurity risk management and increase awareness of cybersecurity threats throughout the Company. This group meets on a weekly basis to discuss, among other things, vulnerability management, threat and risk analysis and the status of our continued enhancements to the Company’s information security infrastructure that are intended to further manage and mitigate future risks.

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

Item 2.  Properties

The Company’s headquarters are located at 99 Park Avenue, New York, New York. The Company has six banking centers – four are in Manhattan, New York, one is in Brooklyn, New York and one is in Long Island, New York. As of December 31, 2024, each of the Company’s offices and banking centers are leased, except for its Brooklyn banking center located at 5102 13th Avenue, Brooklyn, which the Company owns.

We also lease a property in Florida that is utilized as a loan production office and a property in New Jersey that is utilized as an administrative office. All the leases on these properties expire at various dates through 2041.

The Company believes that current facilities at its offices and branches are adequate to meet its present and foreseeable needs.

Item 3.  Legal Proceedings

There have been investigations by governmental entities concerning a prepaid debit card product program that was offered by the GPG BaaS business. These include investigations involving the Company and the Bank by the Board of Governors of the FRB and certain state authorities, including the NYSDFS. During the early stages of the COVID-19 pandemic, third parties used this prepaid debit card product to establish unauthorized accounts and to receive unauthorized government benefits payments, including unemployment insurance benefits payments made pursuant to the Coronavirus Aid, Relief, and Economic Security Act from many states. The Company ceased accepting new accounts from this program manager in July 2020 and exited its relationship with this program manager in August 2020. The Company has cooperated in these investigations.

As previously disclosed, the Bank entered into (i) an Order to Cease and Desist and Order of Assessment of a Civil Money Penalty Issued Upon Consent with the FRB (the “FRB Consent Order”), effective October 16, 2023, and (ii) a Consent Order with the NYSDFS (the “NYSDFS Consent Order”), effective October 18, 2023. The FRB Consent Order and NYSDFS Consent Order constitute separate consensual resolutions with each of the FRB and the NYSDFS with respect to their investigations, each of which is now closed as a result of such order. In the third quarter of 2024, the Company recorded a $10.0 million regulatory reserve in connection with an investigation by the Attorney General of the State of Washington that was resolved in the fourth quarter of 2024. Additional enforcement or other actions arising out of the prepaid debit card program in question, along with any other matters arising out of the foregoing program, could have a materially adverse effect on the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations. Since 2020, the Bank has been actively working to enhance its processes and procedures so as to more effectively and efficiently address the issues identified in the course of these investigations.

On November 21, 2024, Michael Wyse, as Plan Administrator for the Voyager Wind-Down Debtor, filed an action in U.S. District Court for the Southern District of New York in which the Bank was named as defendant.  The complaint asserts that the Bank is responsible for alleged fraud by Voyager against its own customers and that the Bank is responsible for Voyager’s own alleged offering and sales of unregistered securities. The Voyager Wind-Down Debtor was established pursuant to the plan approved by the Bankruptcy Court overseeing the bankruptcy of Voyager Digital Holdings, Inc. (“Voyager”) and its debtor affiliates. The complaint does not allege any specific amount of damages.  The Bank intends to defend the case vigorously, including seeking dismissal based upon what the Bank considers to be faulty premises and meritless allegations.  As a result of the bankruptcy, the Bank accounted for and transmitted all funds held in the Bank’s FBO account owed to Voyager customers. Litigation is inherently uncertain and the Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with this matter.

In addition to the matters described above, the Company is subject to various other pending and threatened legal actions relating to the conduct of its business activities, as well as inquiries and investigations from regulators, including but not limited to, the FRB and the NYSDFS. In the opinion of management, as of December 31, 2024, the ultimate aggregate liability, if any, arising out of any such other pending or threatened matters will not be material to the Company’s financial condition, results of operations, and liquidity.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock are traded on the New York Stock Exchange under the symbol “MCB”. The approximate number of holders of record of the Company’s common stock as of February 24, 2025 was 63. The Company’s common stock began trading on the New York Stock Exchange on November 8, 2017. The Company has not declared any dividends to date.

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

There were no sales of unregistered securities or repurchases of shares of common stock during the year ended December 31, 2024.

Performance Graph

The following graph compares, for the period from December 31, 2019 through December 31, 2024, the cumulative shareholder return (change in the stock price plus reinvested dividends) for the common stock of the Company with the cumulative return for the (i) Standard and Poor’s 500 (“S&P 500”) Index and (ii) KBW Bank Index. The performance reflected below assumes that $100 was invested in our common stock and each of the indices at their closing prices on December 31, 2019. The performance of our common stock reflected below is not necessarily indicative of our future performance.

Total return performance comparison

Total return performance over the last five years (indexed to 100)

Metropolitan Commercial Bank
S&P 500
KBW Regional Bank Index ("KRX")
250
225
200
175
150
125
100
75
50
197
131
121
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024

	Cumulative Returns as of December 31,					
	2019	2020	2021	2022	2023	2024
Metropolitan Commercial Bank ("MCB")	$100	$75	$221	$122	$115	$121
S&P 500 Index	$100	$118	$152	$125	$157	$197
KBW Regional Bank Index ("KRX")	$100	$91	$125	$116	$116	$131

Item 6. [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Company is a bank holding company headquartered in New York, New York and registered under the BHC Act. Through its wholly owned bank subsidiary, Metropolitan Commercial Bank, a New York state chartered commercial bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and individuals in the New York metropolitan area. For an analysis of 2023 results compared with 2022 results, see Part II, Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC.

The Company’s primary lending products are CRE, including multi-family loans, and C&I loans. Substantially all loans are secured by specific items of collateral including business and consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flows from operations of commercial enterprises. The Company has developed various deposit gathering strategies, which generate the funding necessary to operate without a large branch network. In addition to traditional commercial banking products, the Company offers: corporate cash management and retail banking services; tailored financial solutions for government entities, municipalities, and public institutions; specialized services to facilitate secure and efficient real estate transactions and tax-deferred exchanges for title and escrow and Section 1031 exchanges; and EB-5 Program accounts for qualified foreign investors. The Company’s primary deposit products are checking, savings, and term deposit accounts, all of which are insured by the FDIC up to the maximum amounts allowed by law. These activities, together with six strategically located banking centers, generate a stable source of deposits to support the growth of our diverse loan portfolio.

The Company is focused on organically growing its position in the New York metropolitan area. Growth in other markets across the country is generally dependent on the business activities of our New York-based customers. Through an experienced team of commercial relationship managers and its integrated, client-centric approach, the Company has grown market share by deepening existing client relationships and continually expanding its client base through referrals and the ability to offer alternatives to traditional retail banking products. The Company has converted many of its commercial lending clients into full retail relationship banking clients. Given the size of the market in which the Company operates and its differentiated approach to client service, there is significant opportunity to grow its loans and deposits. By combining high-tech service with the relationship-based focus of a community bank with an extensive suite of financial products and services, the Company is well-positioned to continue to capitalize on the significant growth opportunities available in the New York metropolitan area and elsewhere.

Recent Events

In early 2024, following its decision to exit all consumer facing BaaS relationships, the Company decided to exit all GPG BaaS relationships. The decision to terminate these financial service partnerships will reduce the Company’s exposure to the heightened, and evolving, regulatory standards related to these activities. This decision was supported by a careful review by the Board of Directors and management and reflected recent developments in the payments and non-bank financial service industry, regulations applicable to this business line of the Company, and a strategic assessment of the business case for the Company’s further involvement at this time. During 2024 the Company exited the GPG BaaS business, and only residual operational tasks remain to be completed.

In 2024, the Company commenced a digital transformation initiative to modernize its core payment and online banking systems to support future business expansion, drive efficiencies and enable a better client experience. This digital transformation initiative is expected to be completed by year-end 2025.

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

Allowance for Credit Losses

The ACL has been determined in accordance with GAAP. The Company is responsible for the timely and periodic determination of the amount of the ACL. Management believes that the ACL for loans and loan commitments is adequate to cover expected credit losses over the life of the loan portfolio. Although management evaluates available information to determine the adequacy of the ACL, the level of allowance is an estimate which is subject to significant judgment and short-term change. Because of uncertainties associated with local and national economic forecasts, the operating and regulatory environment, collateral values and future cash flows from the loan portfolio, it is possible that a material change could occur in the ACL. The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of uncertain economic conditions, the valuations determined from such estimates and appraisals may change. Accordingly, the Company may ultimately incur losses that vary from management’s current estimates. Adjustments to the ACL will be reported in the period in which such adjustments become apparent and can be reasonably estimated. All loan losses are charged to the ACL when the loss actually occurs or when the collectability of principal is deemed to be unlikely. Recoveries are credited to the allowance at the time of recovery. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL. As a result of such examinations, the Company may need to recognize additions to the ACL based on the regulators’ observations.

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

One of the more significant judgments involved in estimating the Company’s ACL relates to the macroeconomic forecasts used to estimate credit losses and the relative weightings applied to them. To illustrate the impact of changes in these forecasts to the Company’s ACL, the Company performed a hypothetical sensitivity analysis that decreased the weight on the baseline scenario by 33% and equally allocated the difference to increase the weights on the more optimistic and adverse scenarios. All else equal, the impact of this hypothetical forecast would result in a net increase of approximately $7.3 million, or 11.6%, in the Company’s total ACL for loans and loan commitments as of December 31, 2024. This hypothetical analysis is intended to illustrate the impact of adverse changes in the macroeconomic forecasts at a point in time and is not intended to reflect the full nature and extent of potential future change in the ACL. It is difficult to estimate how potential changes in any one of the quantitative inputs or qualitative factors might affect the overall ACL and the Company’s current assessments may not reflect the potential future impact of changes to those inputs or factors. For further discussion of the ACL, see Part I, Item 1., “Business—Asset Quality—Allowance for Credit Losses—Loans and Loan Commitments.”

Recently Issued Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see “NOTE 3 — SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS” to the Company’s consolidated financial statements in this Form 10-K.

Selected Financial Information

The following table includes selected financial information for the Company for the periods indicated:

	At or for the year ended December 31,
	2024	2023	2022
Performance Ratios
Return on average assets	0.91%	1.19%	0.90%
Return on average equity	9.61	12.44	10.27
Net interest spread (1)	1.94	1.85	2.82
Net interest margin (2)	3.53	3.49	3.49
Average interest-earning assets to average interest-bearing liabilities	152.84	168.64	238.26
Non-interest expense/average assets	2.38	2.02	2.25
Efficiency ratio	62.68	52.46	58.16
Average equity to average total assets	9.52	9.54	8.74

Earnings per Share
Basic earnings per common share	$5.97	$6.95	$5.42
Diluted earnings per common share	5.93	6.91	5.29

(1)	Determined by subtracting the weighted average cost of total interest-bearing liabilities from the weighted average yield on total interest-earning assets.
(2)	Determined by dividing net interest income by total average interest-earning assets.

Discussion of Financial Condition

The Company had total assets of $7.3 billion at December 31, 2024, an increase of 3.3% from December 31, 2023.

Total cash and cash equivalents were $200.3 million at December 31, 2024, a decrease of $69.2 million, or 25.7%, from December 31, 2023. The decrease was due primarily to an increase in the loan book of $409.3 million and an $89.0 million decrease in wholesale funding, partially offset by a $245.7 million increase in deposits and an $87.6 million decrease in receivables from the GPG exit.

Investments

Total securities were $915.8 million at December 31, 2024, a decrease of 1.8% from December 31, 2023. The change reflects $92.9 million in paydowns and maturities of AFS and HTM securities, partially offset by $72.8 million of purchases of AFS securities.

The following table sets forth the stated maturities and weighted average yields of investment securities, excluding equity securities, at December 31, 2024. The table does not include the effect of prepayments or scheduled principal amortization. The weighted average yield for each group of securities was weighted by the amortized cost of the securities in the group.  Tax-exempt securities, if any, were presented on a tax-equivalent basis, using a federal tax rate of 21%.

	Due Within		Due After 1		Due After 5		Due After
	1 Year		Through 5 Years		Through 10 Years		10 Years		Total
	Amortized		Amortized		Amortized		Amortized		Amortized	Fair
(dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
Available-for-sale
U.S. Government agency securities	$38,000	0.52%	$24,999	0.88%	$—	—%	$5,000	1.68%	$67,999	$63,752	0.74%
U.S. State and Municipal securities	—	—	—	—	4,827	1.92	6,514	1.65	11,341	9,500	1.76
Residential MBS	—	—	1,803	1.89	3,390	0.83	425,775	2.32	430,968	363,068	2.31
Commercial MBS	—	—	7,207	2.13	10,602	5.59	28,285	3.88	46,094	43,128	3.95
Asset-backed securities	—	—	—	—	—	—	2,677	5.70	2,677	2,637	5.70
Total	$38,000	0.52%	$34,009	1.20%	$18,819	3.30%	$468,251	2.42%	$559,079	$482,085	2.26%

Held-to-maturity
U.S. Treasury securities	$29,938	1.02%	$—	—%	$—	—%	$—	—%	$29,938	$29,528	1.02%
U.S. State and Municipal securities	—	—	—	—	—	—	15,319	2.00	15,319	13,633	2.00
Residential MBS	—	—	—	—	858	1.98	374,374	1.93	375,232	316,366	1.93
Commercial MBS	—	—	8,068	1.39	—	—	—	—	8,068	7,192	1.39
Total	$29,938	1.02%	$8,068	1.39%	$858	1.98%	$389,693	1.93%	$428,557	$366,719	1.86%

There were $750.3 million and $845.7 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $65.5 million and $60.0 million were encumbered, at December 31, 2024 and 2023, respectively.

At December 31, 2024 and 2023, the Company’s securities portfolio primarily consisted of investment grade mortgage-backed securities and collateralized mortgage obligations issued by government agencies.

Allowance for Credit Losses – Securities

Effective January 1, 2023, the Company estimates and recognizes an ACL for HTM debt securities pursuant to ASC 326. The Company has a zero loss expectation for nearly all of its HTM securities portfolio, and has no ACL related to these securities. For the small portion of the HTM securities portfolio that does not have a zero loss expectation, the ACL is based on each security’s amortized cost, excluding interest receivable, and represents the portion of the amortized cost that the Company does not expect to collect over the life of the security. The ACL is determined using average industry credit ratings and related historical loss experience, and is initially recognized upon acquisition of the securities, and subsequently remeasured on a recurring basis. Obligations of U.S. State and Municipal securities were rated investment grade at December 31, 2023 and the associated ACL was immaterial. Effective January 1, 2023, pursuant to ASC 326, the Company evaluates AFS debt securities that experienced a decline in fair value below amortized cost for credit impairment. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level, such as credit deterioration of the issuer, explicit or implicit guarantees by the federal government or the collateral underlying the security. If it is determined that the decline in fair value was due to credit, an ACL is recorded, limited to the amount the fair value is less than the amortized cost basis. The non-credit related decrease in the fair value, such as a decline due to changes in market interest rates, is recorded in other comprehensive income, net of tax. The Company recognizes a credit impairment if the Company has the intent to sell the security, or it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost. The unrealized losses on AFS securities are primarily due to the changes in market interest rates subsequent to purchase. In addition, the Company does not intend, nor would it be required to sell, these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no ACL was recognized during the year ended December 31, 2024.

Loans

Loans are the Company’s primary interest-earning asset class.

Loan Portfolio

Total loans, net of deferred fees and unamortized costs, were $6.0 billion at December 31, 2024, an increase of 7.3% from December 31, 2023. The increase was due primarily to an increase of $459.7 million in CRE loans (including owner occupied), partially offset by a $90.8 million decrease in multi-family loans. For the year ended December 31, 2024, the Company’s loan production was $1.3 billion, as compared to $1.4 billion for the year ended December 31, 2023. As of December 31, 2024, total loans consisted primarily of CRE, including multi-family mortgage loans, and C&I. At December 31, 2024, 80.5% of the CRE and C&I loan portfolio was concentrated in the New York metropolitan area, mainly New York City, and Florida. At December 31, 2024, the Company’s loan portfolio includes loans to the following industries (dollars in thousands):

	At December 31, 2024
		% of Total
	Balance	Loans
CRE (1)
Skilled Nursing Facilities	$1,900,013	31.4%
Multi-family	376,737	6.2
Office	411,456	6.8
Mixed use	315,989	5.2
Hospitality	327,227	5.4
Retail	340,743	5.6
Land	234,327	3.9
Construction	206,960	3.4
Warehouse / industrial	173,390	2.9
Other	614,216	10.2
Total CRE	$4,901,058	81.0%

C&I
Finance & Insurance	$273,494	4.5%
Skilled Nursing Facilities	238,081	3.9
Individuals	159,206	2.6
Healthcare	117,041	1.9
Services	69,086	1.1
Wholesale	64,276	1.1
Manufacturing	28,970	0.5
Other	95,992	1.6
Total C&I	$1,046,146	17.2%

(1)	CRE, not including one-to four-family loans.

The largest concentration in the loan portfolio is to the healthcare industry, which amounted to $2.3 billion, or 37.3% of total loans, at December 31, 2024, including $2.1 billion in loans to skilled nursing facilities.

The following table sets forth certain information at December 31, 2024 regarding the amount of contractual loan maturities during the periods indicated. The table does not include any estimate of prepayments that may cause actual repayment experience to differ from that shown below (in thousands).

	Commercial			One-to Four-	Commercial	Consumer
	Real Estate	Construction	Multi-family	Family	and Industrial	Loans	Total

Due within 1 year	$1,224,608	$135,536	$201,253	$—	$299,571	$14	$1,860,982
After 1 year through 5 years	2,878,935	71,424	175,484	46,467	691,227	813	3,864,350
After 5 years though 15 years	213,818	—	—	41,912	55,348	12,134	323,212
After 15 years	—	—	—	2,501	—	—	2,501
Total	$4,317,361	$206,960	$376,737	$90,880	$1,046,146	$12,961	$6,051,045

The following table sets forth the dollar amount of loans at December 31, 2024 that are due after one-year and have either fixed interest rates or floating interest rates (dollars in thousands):

	At December 31, 2024
	Fixed	Floating
	Rate	Rate
	Loans	Loans	Total
Real Estate
Commercial	$2,739,976	$352,777	$3,092,753
Construction	18,570	52,854	71,424
Multi-family	166,840	8,644	175,484
One-to four-family	88,198	2,682	90,880
Commercial and industrial	425,673	320,902	746,575
Consumer	5,171	7,776	12,947
Total	$3,444,428	$745,635	$4,190,063

Asset Quality

Non-performing loans decreased to $32.6 million at December 31, 2024 from $51.9 million at December 31, 2023, primarily due to one multi-family loan relationship that returned to accrual status. The table below sets forth key asset quality ratios (dollars in thousands):

	At or for the year ended December 31,
	2024	2023	2022
Asset Quality Ratios
Non-performing loans	$32,600	$51,897	$24
Non-performing loans to total loans	0.54%	0.92%	—%
Allowance for credit losses to total loans	1.05%	1.03%	0.93%
Non-performing loans to total assets	0.45%	0.73%	—%
Allowance for credit losses to non-performing loans	194.1%	111.7%	N.M. %
Ratio of net charge-offs (recoveries) to average loans outstanding in aggregate	—%	0.02%	—%

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

The ACL for loans is measured on the loan’s amortized cost basis, excluding interest receivable, and is initially recognized upon origination or purchase of the loans and subsequently remeasured on a recurring basis. The ACL is recognized as a contra-asset, and credit loss expense is recorded as a provision for credit losses in the consolidated statements of operations. Loan losses are charged-off against the ACL when management believes the loan is uncollectible. Subsequent recoveries, if any, are credited to the ACL. Loans are normally placed on nonaccrual status if it is probable that the Company will be unable to collect the full payment of principal and interest when due according to the contractual terms of the loan agreement or the loan is past due for a period of 90 days or more, unless the obligation is well-secured and is in the process of collection. The Company does not recognize an ACL on accrued interest receivable, consistent with its policy to reverse interest income when interest is 90 days or more past due.

The ACL for loans was $63.3 million at December 31, 2024, as compared to $58.0 million at December 31, 2023. The ratio of ACL to total loans was 1.05% at December 31, 2024 compared to 1.03% at December 31, 2023. The increase in the ACL was primarily due to loan growth and a provision related to a single C&I loan.

The following table sets forth the ACL allocated by loan category for the periods indicated (dollars in thousands):

	At December 31,
	2024			2023
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
	Allowance	to Total	to Total	Allowance	to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
Real Estate
Commercial	$42,070	66.5%	71.3%	35,635	61.6%	68.4%
Construction	1,962	3.1	3.4	1,765	3.0	2.7
Multi-family	7,290	11.5	6.3	8,215	14.2	8.3
One-to four-family	577	0.9	1.5	663	1.1	1.7
Commercial and industrial	10,991	17.4	17.3	11,207	19.3	18.6
Consumer	383	0.6	0.2	480	0.8	0.3
Total	$63,273	100.0%	100.0%	$57,965	100.0%	100.0%

The Company also records an ACL on unfunded loan commitments, which is based on the same assumptions as funded loans and also considers the probability of funding. The ACL is recognized as a liability, and credit loss expense is recorded as a provision for unfunded loan commitments within the provision for credit losses in the consolidated statements of operations. Upon funding of the loan, any related ACL previously recorded on the unfunded amount is reversed and an ACL is subsequently recognized on the outstanding loan. The ACL for loan commitments was $2.0 million at December 31, 2024, as compared to $1.2 million at December 31, 2023.

Goodwill

The Company performed an impairment assessment and determined that no impairment of goodwill existed as of October 1, 2024.

Other Assets and Other Liabilities

Other assets were $183.3 million at December 31, 2024, an increase of $10.7 million from December 31, 2023. The increase was due primarily to increases in lease right of use assets and tax related assets. Other liabilities were $109.9 million at December 31, 2024, an increase of $15.9 million from December 31, 2023. The increase was due primarily to increases in lease liabilities and accounts payable, accrued expenses and other liabilities.

Deposits

Total deposits were $6.0 billion at December 31, 2024, an increase of $245.7 million, or 4.3%, from December 31, 2023. The increase in deposits from December 31, 2023, was due primarily to an increase of $934.7 million spread across most of the Bank’s various deposit verticals, partially offset by a $689.0 million decrease in GPG deposits due to the completion of the GPG exit. Non-interest-bearing demand deposits were 22.3% of total deposits at December 31, 2024, compared to 32.0% at December 31, 2023.

The tables below summarize the Company’s deposit composition by segment for the periods indicated (dollars in thousands):

	At December 31,
		Percentage		Percentage
		of total		of total
	2024	balance	2023	balance
Non-interest-bearing demand deposits	$1,334,054	22.3%	$1,837,874	32.0%
Money market	4,514,579	75.5	3,856,975	67.3
Savings accounts	8,943	0.1	7,043	0.1
Time deposits	125,397	2.1	35,400	0.6
Total	$5,982,973	100.0%	$5,737,292	100.0%

	2024 vs. 2023	2024 vs. 2023
	dollar	percentage
	Change	Change
Non-interest-bearing demand deposits	$(503,820)	(27.4)%
Money market	657,604	17.0
Savings accounts	1,900	27.0
Time deposits	89,997	254.2
Total	$245,681	4.3%

The table below summarizes the Company’s average balances and average interest rate paid, by segment, for the periods indicated (dollars in thousands):

	Year Ended December 31,
		Average		Average
	2024	Rate	2023	Rate
Non-interest-bearing demand deposits	$1,788,170	—%	$1,960,469	—%
Money market	4,288,522	4.56	3,289,641	3.86
Savings accounts	9,644	2.76	9,786	0.96
Time deposits	57,227	4.05	42,926	2.76
Total	$6,143,563		$5,302,822

At December 31, 2024, the estimated aggregate amount of FDIC uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $1.6 billion. In addition, as of

December 31, 2024, the estimated aggregate amount of the Company’s uninsured time deposits was $26.2 million. The following are scheduled maturities of time deposits greater than $250,000 as of December 31, 2024 (in thousands):

At December 31, 2024
Three months or less	$13,934
Over three months through six months	4,924
Over six months through one-year	1,766
Over one-year	5,552
Total	$26,176

Borrowings

To support the balance sheet, the Company may at times utilize FHLB advances or other funding sources. At December 31, 2024, the Company had $210.0 million of Federal funds purchased and $240.0 million of FHLBNY advances. At December 31, 2023, the Company had $99.0 million of Federal funds purchased and $440.0 million of FHLBNY advances. The Company had cash on deposit with the FRBNY and available secured wholesale funding borrowing capacity of $ 2.9 billion and $3.1 billion, respectively, at December 31, 2024 and 2023, respectively.

The Federal Reserve established the Bank Term Funding Program (“BTFP”) on March 12, 2023, as a funding source for eligible depository institutions. Advances can no longer be requested under the program. The BTFP was created to provide short-term liquidity (up to one-year) against the par value of certain high-quality collateral, such as U.S. Treasury securities. At December 31, 2024, the Company had no outstanding FRB term loans under the BTFP.

Trust Preferred Securities Payable

On December 7, 2005, the Company established MetBank Capital Trust I, a Delaware statutory trust (“Trust I”). The Company owns all of the common stock of Trust I in exchange for contributed capital of $310,000. Trust I issued $10.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust I’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust I, mature on December 9, 2035 and bear interest at a floating rate of three-month SOFR plus 1.85%. The Debentures are callable at any time. At December 31, 2024, the Debentures bore an interest rate of 6.77%.

On July 14, 2006, the Company established MetBank Capital Trust II, a Delaware statutory trust (“Trust II”). The Company owns all of the common stock of Trust II in exchange for contributed capital of $310,000. Trust II issued $10.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust II’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures II”) issued by the Company. The Debentures II, the sole assets of Trust II, mature on October 7, 2036, and bear interest at a floating rate of three-month SOFR plus 2.00%. The Debentures II are callable at any time. At December 31, 2024, the Debentures II bore an interest rate of 6.92%.

Secured Borrowings

The Company has loan participation agreements with certain counterparties. The Company is generally the servicer for these loans. If the transfer of the participation interest does not qualify for sale treatment under GAAP, the amount of the loan transferred is recorded as a secured borrowing. There were $7.4 million and $7.6 million in secured borrowings as of December 31, 2024 and 2023, respectively.

Discussion of the Results of Operations for the year ended December 31, 2024

Net Income

Net income was $66.7 million for 2024, a decrease of $10.6 million as compared to $77.3 million for 2023. This decrease primarily reflects the pre-tax $10.0 million regulatory reserve recorded in the third quarter of 2024, the $5.0 million reversal of the reserve in 2023, a $10.9 million increase in compensation and benefits related to the increase in the number and mix of employees, as well as severance related expenses, and a $6.1 million increase in technology costs primarily related to the digital transformation initiatives, partially offset by a $36.3 million increase in net interest income.

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

	Year Ended
	December 31, 2024			December 31, 2023			December 31, 2022
	Average		Yield /	Average		Yield /	Average		Yield /
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)	$5,842,570	$429,748	7.36%	$5,147,653	$345,039	6.70%	$4,361,412	$231,851	5.32%
Available-for-sale securities	576,040	12,917	2.24	527,873	8,865	1.68	538,425	6,921	1.29
Held-to-maturity securities	450,048	8,369	1.86	499,379	9,608	1.92	495,812	8,682	1.75
Equity investments - non-trading	3,377	92	2.73	2,381	52	2.17	2,339	32	1.37
Overnight deposits	269,472	15,013	5.57	176,813	9,319	5.20	1,156,468	12,314	1.05
Other interest-earning assets	29,386	2,240	7.62	33,061	2,522	7.63	16,700	939	5.62
Total interest-earning assets	7,170,893	468,379	6.53	6,387,160	375,405	5.88	6,571,156	260,739	3.97
Non-interest-earning assets	182,936			169,377			90,495
Allowance for credit losses	(60,384)			(49,923)			(40,020)
Total assets	$7,293,445			$6,506,614			$6,621,631
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$4,298,166	195,695	4.55	$3,299,427	127,494	3.86	$2,652,502	28,694	1.08
Certificates of deposit	57,227	2,318	4.05	42,926	1,183	2.76	59,645	590	0.99
Total interest-bearing deposits	4,355,393	198,013	4.55	3,342,353	128,677	3.85	2,712,147	29,284	1.08
Borrowed funds	336,364	17,282	5.14	445,061	23,892	5.37	45,878	2,297	5.00
Total interest-bearing liabilities	4,691,757	215,295	4.59	3,787,414	152,569	4.03	2,758,025	31,581	1.15
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,788,170			1,960,469			3,223,606
Other non-interest-bearing liabilities	119,364			137,725			61,213
Total liabilities	6,599,291			5,885,608			6,042,844
Stockholders' equity	694,154			621,006			578,787
Total liabilities and equity	$7,293,445			$6,506,614			$6,621,631
Net interest income		$253,084			$222,836			$229,158
Net interest rate spread (2)			1.94%			1.85%			2.82%
Net interest margin (3)			3.53%			3.49%			3.49%
Total cost of deposits (4)			3.22%			2.43%			0.49%
Total cost of funds (5)			3.32%			2.65%			0.53%
(1)	Amount includes deferred loan fees and non-performing loans.
(2)	Determined by subtracting the average cost of total interest-bearing liabilities from the average yield on total interest earning assets.
(3)	Determined by dividing net interest income by total average interest-earning assets.
(4)	Determined by dividing interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(5)	Determined by dividing interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

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

	At December 31,
	2024 over 2023			2023 over 2022
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$49,214	$35,495	$84,709	$46,252	$66,936	$113,188
Available-for-sale securities	867	3,185	4,052	(138)	2,082	1,944
Held-to-maturity securities	(925)	(314)	(1,239)	62	864	926
Equity investments	25	15	40	1	19	20
Overnight deposits	5,009	685	5,694	(17,471)	14,476	(2,995)
Other interest-earning assets	(280)	(2)	(282)	1,160	423	1,583
Total interest-earning assets	$53,910	$39,064	$92,974	$29,866	$84,800	$114,666
Interest-bearing liabilities:
Money market and savings accounts	$42,922	$25,279	$68,201	$8,557	$90,243	$98,800
Certificates of deposit	471	664	1,135	(205)	798	593
Total deposits	43,393	25,943	69,336	8,352	91,041	99,393
Borrowed funds	(5,623)	(987)	(6,610)	21,416	179	21,595
Total interest-bearing liabilities	37,770	24,956	62,726	29,768	91,220	120,988
Change in net interest income	$16,140	$14,108	$30,248	$98	$(6,420)	$(6,322)

Net interest margin was 3.53% for 2024, as compared to 3.49% for 2023, the 4 basis point increase was primarily driven by an increase in the average balance of loans and the yield on loans, partially offset by an increase in the average balance of deposits and the cost of funds.

Total cost of funds for 2024 was 332 basis points compared to 265 basis points for 2023, which reflects the relatively high short-term interest rates in the earlier part of the year, the intense competition for deposits, and a shift from non-interest bearing deposits to interest bearing funding primarily related to the GPG exit.

Interest Income

Interest income increased by $93.0 million to $468.4 million for 2024, as compared to $375.4 million for 2023. The increase from the prior year was due primarily to the $694.9 million increase in the average balance of loans, and the 66 basis point increase in the average yield for loans. The increase in average yields on loans reflects the increase in prevailing market interest rates on existing floating rate loans, as well as higher yields on new loan production.

Interest Expense

Interest expense increased by $62.7 million to $215.3 million for 2024, as compared to $152.6 million for 2023. The increase from the prior year was due primarily to the 67 basis point increase in total cost of funds that reflects the relatively high short-term interest rates in the earlier part of the year, the intense competition for deposits, and a shift from non-interest bearing deposits to interest bearing funding primarily related to the GPG exit.

Provision for Credit Losses – Loans and Loan Commitments

The provision for credit losses for loans and loan commitments was $6.3 million for 2024, as compared to $12.3 million for 2023. The decrease from the prior year was due primarily to slower loan growth and less provisions for individual loans in 2024.

Non-Interest Income

Non-interest income decreased by $4.1 million to $23.8 million for 2024, as compared to $27.9 million for 2023. The decrease from the prior year was driven primarily by lower GPG revenue as that business was wound down, partially offset by an increase in service charges on deposit accounts.

Non-Interest Expense

Non-interest expense increased by $42.0 million to $173.6 million for 2024 as compared to $131.5 million for 2023. The increase from the prior year was due primarily to the pre-tax $10.0 million regulatory reserve recorded in the third quarter of 2024, the $5.0 million reversal of the reserve in 2023, a $10.9 million increase in compensation and benefits and a $6.1 million increase in technology costs. The pre-tax $10.0 million regulatory reserve recorded in 2024 was related to a matter involving the Attorney General of the State of Washington that was resolved in the fourth quarter of 2024. The $5.0 million reversal of the regulatory reserve in 2023 was related to the resolution of the FRB and NYSDFS consent orders. For further discussion see Part I, Item 3., “Legal Proceedings.” The $10.9 million increase in compensation and benefits related to the increase in the number and mix of employees, as well as severance related expenses. The increase in the number of full-time employees to 291 for 2024, as compared to 275 for 2023 was in line with business growth and our expanding risk management program. The $6.1 million increase in technology costs was due primarily to the digital transformation initiatives.

Income Tax Expense

The effective tax rate for 2024 was 31.3% compared to 27.7% for 2023. The effective tax rate for the prior year reflects a discrete tax item related to the exercise of stock options in the third quarter of 2023 and the reversal of the regulatory settlement reserve in that year.

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

The following is a table of off-balance sheet arrangements broken out by fixed and variable rate commitments for the periods indicated therein (in thousands):

	At December 31,
	2024		2023		2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused commitments	$108,561	$586,821	$67,418	$527,730	$40,685	$364,908
Standby and commercial letters of credit	31,920	—	59,532	—	53,947	—
	$140,481	$586,821	$126,950	$527,730	$94,632	$364,908

The following is a maturity schedule for the Company’s off-balance sheet arrangements at December 31, 2024 (in thousands):

	Total	2025	2026 - 2027	2028 - 2029	Thereafter
Unused commitments	$695,382	$202,673	$470,821	$11,363	$10,525
Standby and commercial letters of credit	31,920	11,122	20,798	—	—
	$727,302	$213,795	$491,619	$11,363	$10,525

Liquidity and Capital Resources

Liquidity is the ability to economically meet current and future financial obligations. The Company’s primary sources of funds consist of deposit inflows, loan repayments and maturities, securities cash flows and borrowings. While maturities and scheduled amortization of loans and securities and borrowings are predictable sources of funds, deposit flows, mortgage prepayments and securities sales may be greatly influenced by the general level of interest rates and changes thereto, economic conditions and competition.

The Company regularly reviews the need to adjust investments in liquid assets based upon its assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of its asset/liability program. Excess liquidity is generally invested in interest earning deposits and short- and intermediate-term securities.

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given period. At December 31, 2024 and 2023, cash and cash equivalents totaled $200.3 million and $269.5 million, respectively. Securities classified as AFS, which provide additional sources of liquidity, totaled $482.1 million at December 31, 2024 and $461.2 million at December 31, 2023. At December 31, 2024 there were $750.3 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $65.5 million were encumbered. At December 31, 2023 there were $845.7 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $60.0 million were encumbered.

At December 31, 2024, the Company had $210.0 million of Federal funds purchased and $240.0 million of FHLBNY advances. At December 31, 2024, the Company had cash on deposit with the FRBNY and available secured wholesale funding borrowing capacity of $2.9 billion.

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

Time deposits due within one year as of December 31, 2024 totaled $118.1 million, or 2.0% of total deposits. Total time deposits were $125.4 million, or 2.1% of total deposits, at December 31, 2024.

The Company’s primary investing activities are the origination, and to a lesser extent, purchase of loans and securities. The Company originated $1.3 billion and $1.4 billion of loans during the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, the Company purchased $72.8 million of AFS securities. During the year ended December 31, 2023, the Company purchased $46.8 million and $24.6 million of AFS and HTM securities, respectively.

Financing activities consist primarily of activity in deposit accounts and borrowings. The Company generates deposits from businesses and individuals through client referrals and other relationships and through its retail presence. The Company has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds. Total deposits were $6.0 billion at December 31, 2024, an increase of $245.7 million, or 4.3%, from December 31, 2023.

The Company has loan participation agreements with counterparties. The Company is generally the servicer for these loans. If the transfer of the participation interest does not qualify for sale treatment under GAAP, the amount of the loan transferred is recorded as a secured borrowing. There were $7.4 million in secured borrowings as of December 31, 2024 and $7.6 million as of December 31, 2023.

Regulation

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At December 31, 2024 and December 31, 2023, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and the Bank review capital levels on a monthly basis. Below is a table of the Company and Bank’s capital ratios for the periods indicated:

			Minimum	Minimum Ratio	Minimum
	At	At	Ratio to be	Required for	Capital
	December 31,	December 31,	“Well	Capital Adequacy	Conservation
	2024	2023	Capitalized”	Purposes	Buffer(1)
The Company
Tier 1 leverage ratio	10.8%	10.6%	N/A	4.0%	—%
Common equity tier 1	11.9%	11.5%	N/A	4.5%	2.5%
Tier 1 risk-based capital ratio	12.3%	11.8%	N/A	6.0%	2.5%
Total risk-based capital ratio	13.3%	12.8%	N/A	8.0%	2.5%

The Bank
Tier 1 leverage ratio	10.6%	10.3%	5.00%	4.0%	—%
Common equity tier 1	12.0%	11.5%	6.50%	4.5%	2.5%
Tier 1 risk-based capital ratio	12.0%	11.5%	8.00%	6.0%	2.5%
Total risk-based capital ratio	13.0%	12.5%	10.00%	8.0%	2.5%

(1) As of December 31, 2024, the capital conservation buffer for the Company and the Bank was 5.3% and 5.0%, respectively, which exceeded the minimum requirement of 2.5% required to be held by banking institutions.

At both December 31, 2024 and December 31, 2023, total CRE loans were 346.1% and 368.1% of the Bank’s risk-based capital, respectively.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

General

The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of IRR while maximizing net income and preserving adequate levels of liquidity and capital. The Board of Directors bears the ultimate oversight responsibility for the Company’s asset and liability management function. The Company’s ALCO is responsible for assisting the Board of Directors with this oversight. The ALCO has further assigned responsibility for the day-to-day management of IRR to the CFO, or their designee. The ALCO meets regularly to review, among other things, the sensitivity of earnings and the market value of assets and liabilities to market interest rate changes and local and national market conditions and market interest rates. That group also reviews liquidity, capital, deposit mix, loan mix and investment positions. Based upon the nature of its operations, the Company is not subject to FX or commodity price risk.

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

The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2024 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

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

At December 31, 2024
Change in	Net	Year 1
Interest	Interest	Change
Rates	Income Year 1	from
(basis points)	Forecast	Level
+400	$214,696	(17.02)%
+300	225,492	(12.85)
+200	236,305	(8.67)
+100	247,890	(4.19)
—	258,731	—
-100	270,244	4.45
-200	282,055	9.01
-300	296,024	14.41
-400	313,626	21.22

The table above indicates that at December 31, 2024, in the event of an instantaneous and sustained parallel upward shift of 200 basis points in interest rates, the Company would experience a 8.67% decrease in net interest income. In the event of an instantaneous and sustained parallel downward shift of 200 basis point in interest rates, it would experience a 9.01% increase in net interest income.

Economic Value of Equity Analysis

The Company analyzes the sensitivity of its financial condition to changes in interest rates through an EVE model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the fair value of liabilities assuming various changes in current interest rates. The table below represents an analysis of IRR as measured by the estimated changes in EVE, resulting from instantaneous and sustained parallel shifts in the yield curve (+/- 100, +/- 200, +/- 300 and +/- 400 basis points) at December 31, 2024 (dollars in thousands):

		Estimated
		Increase (Decrease) in
		EVE
Change in
Interest Rates	Estimated
(basis points) (1)	EVE (2)	Dollars	Percent
+400	$524,002	$(183,361)	(25.92)%
+300	569,851	(137,512)	(19.44)
+200	616,284	(91,079)	(12.88)
+100	666,702	(40,661)	(5.75)
—	707,363	—	—
-100	739,238	31,875	4.51
-200	760,405	53,042	7.50
-300	774,656	67,293	9.51
-400	767,882	60,519	8.56
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from liabilities adjusted for the value of off-balance sheet contracts.

The table above indicates that at December 31, 2024, in the event of an immediate upward shift of 200 basis in interest rates, the Company would experience a 12.88% decrease in its EVE. In the event of an immediate downward shift of 200 basis points in interest rates, the Company would experience a 7.50% increase in its EVE.

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

Evaluation of Disclosure Controls and Procedures

a)	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2024. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

As of December 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2024 was effective using these criteria.

The Company’s internal control over financial reporting as of December 31, 2024 has been audited by Crowe LLP, the independent registered public accounting firm that has also audited the Company’s consolidated financial statements of financial condition as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024. Crowe LLP has issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2024. See Part II, Item 8., “Financial Statements and Supplementary Data.”

c)	Changes in Internal Control Over Financial Reporting

There were no changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2024 that had materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding the Company’s directors, executive officers and corporate governance is incorporated by reference to the Company’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the SEC within 120 days of December 31, 2024. Specifically, the Company incorporates herein the information regarding its directors and executive officers included in the Proxy Statement under the headings “Proposal 1 — Election of Directors,” “— Executive Officers Who Are Not Directors” and “Stock Ownership—Delinquent Section 16(a) Reports.”

Information regarding the Company’s corporate governance is incorporated herein by reference to the information in the Proxy Statement under the headings “Proposal 1 — Election of Directors — Committees of the Board and “Other Compensation Considerations—Insider Trading Policy.” The Company has adopted a written Code of Ethics that applies to all directors, officers, including its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Controller, or persons performing similar functions, and employees. The Code of Ethics is published on the Company’s website, www.mcbankny.com. The Company will provide to any person, without charge, upon request, a copy of such Code of Ethics. Such request should be made in writing to: Metropolitan Bank Holding Corp. 99 Park Ave., 12th Floor, New York, New York, 10016, attention: Investor Relations.

Item 11.  Executive Compensation

Information regarding executive and director compensation and the Compensation Committee of the Company’s Board of Directors is incorporated herein by reference to the information in the Proxy Statement under the headings “Compensation Matters,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “CEO Pay Ratio” and “Pay Versus Performance.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is included under the heading “Stock Ownership” in the Proxy Statement and are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The “Proposal 1—Election of Directors—Board Independence” and “—Business Relationships and Related Party Transactions Policy” sections of the Company’s Proxy Statement are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The “Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Company’s Proxy Statement is incorporated herein by reference.

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

3.3

Amended and Restated Bylaws of Metropolitan Bank Holding Corp. (incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2024 (File No. 001-38282)).

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

10.3*

Form of Performance Restricted Share Unit Award Agreement - 2009 Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2018 (File No. 001-38282)).

10.4*

Amendment One to Restricted Share Agreements - 2009 Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2018 (File No. 001-38282)).

10.5*

Form of Restricted Share Agreement - 2009 Plan (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282)).

10.6*

Form of Stock Option Agreement - 2009 Plan (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018 (File No. 001-38282)).

10.7*

Employment Agreement by and between Metropolitan Commercial Bank and Scott Lublin (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2018 (File No. 001-38282)).

10.8*

Metropolitan Bank Holding Corp. 2019 Equity (Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 17, 2019 (File No. 001-38282)).

10.9*

Change in Control Agreement between Metropolitan Bank Holding Corp., Metropolitan Commercial Bank and Nick Rosenberg (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2019 (File No. 001-38282)).

10.10*

Form of Restricted Stock Unit Award Agreement – 2019 Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333-233465)).

10.11*

Form of Performance-Based Restricted Stock Award Agreement – 2019 Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333-233465)).

10.12*

Form of Time-Based Restricted Stock Award Agreement – 2019 Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26. 2019 (File No. 333-233465)).

10.13*

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

10.15*

Metropolitan Bank Holding Corp. Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 22, 2024 (File No. 38283)).

10.16*	Form of Director Award Agreement.
10.17*

Form of Executive Award Agreement with Time-Based Vesting (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2022 (File No. 001-38282)).

10.18*

Form of Executive Award Agreement with Performance-Based Vesting (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2022 (File No. 001-38282)).

10.19*

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
97.1

Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2024 (File No. 001-38282)).

101

Inline Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2024 and 2023 (ii) the Consolidated Statements of Operation for the years ended December 31, 2024, 2023, and 2022, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022 (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022, and (vi) the notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, has been formatted in Inline XBRL.

Each management contract and compensatory plan has been marked with an asterisk (*).

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: February 28, 2025 By:/s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2025.

Signatures	Title

/s/ Mark R. DeFazio	President, Chief Executive Officer and Director
Mark R. DeFazio	(Principal Executive Officer)

/s/ Daniel F. Dougherty	Executive Vice President and Chief Financial Officer
Daniel F. Dougherty	(Principal Financial Officer)

/s/ G. David Bonnar	Senior Vice President and Chief Accounting Officer
G. David Bonnar	(Principal Accounting Officer)

/s/ William Reinhardt	Chairman of the Board
William Reinhardt

/s/ Dale C. Fredston	Director
Dale C. Fredston

/s/ David J. Gold	Director
David J. Gold

/s/ Harvey M. Gutman	Director
Harvey M. Gutman

/s/ Terence J. Mitchell	Director
Terence J. Mitchell

/s/ Robert C. Patent	Director
Robert C. Patent

/s/ Maria F. Ramirez	Director
Maria F. Ramirez

/s/ Anthony J. Fabiano	Director
Anthony J. Fabiano

/s/ George J. Wolf, Jr.	Director
George J. Wolf, Jr.

/s/ Chaya Pamula	Director
Chaya Pamula

/s/ Katrina Robinson	Director
Katrina Robinson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Metropolitan Bank Holding Corp. and Subsidiaries

New York, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Metropolitan Bank Holding Corp. and Subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses – Economic Scenarios used in Commercial Real Estate (“CRE”) and Commercial and Industrial (“C&I”) Loans Portfolio Segment Models

As described in Note 2 to the consolidated financial statements, the Company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses, which requires the measurement of all expected credit losses for financial assets held at amortized cost at the reporting date. As of December 31, 2024, the balance of the allowance for credit losses on loans (“ACL”) was $63.3 million.

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

New York, New York

February 28, 2025

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	December 31,	December 31,
	2024	2023
Assets
Cash and due from banks	$13,078	$31,973
Overnight deposits	187,190	237,492
Total cash and cash equivalents	200,268	269,465
Investment securities available-for-sale, at fair value	482,085	461,207
Investment securities held-to-maturity (estimated fair value of $366.7 million and $404.3 million at December 31, 2024 and December 31, 2023, respectively)	428,557	468,860
Equity investment securities, at fair value	5,109	2,123
Total securities	915,751	932,190
Other investments	30,636	38,966
Loans, net of deferred fees and costs	6,034,076	5,624,797
Allowance for credit losses	(63,273)	(57,965)
Net loans	5,970,803	5,566,832
Receivable from global payments business, net	—	87,648
Other assets	183,291	172,571
Total assets	$7,300,749	$7,067,672
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand deposits	$1,334,054	$1,837,874
Interest-bearing deposits	4,648,919	3,899,418
Total deposits	5,982,973	5,737,292
Federal funds purchased	210,000	99,000
Federal Home Loan Bank of New York advances	240,000	440,000
Trust preferred securities	20,620	20,620
Secured and other borrowings	7,441	7,585
Prepaid third-party debit cardholder balances	—	10,178
Other liabilities	109,888	93,976
Total liabilities	6,570,922	6,408,651

Common stock, $0.01 par value, 25,000,000 shares authorized, 11,197,625 and 11,062,729 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	112	111
Additional paid in capital	400,188	395,871
Retained earnings	382,661	315,975
Accumulated other comprehensive income (loss), net of tax	(53,134)	(52,936)
Total stockholders’ equity	729,827	659,021
Total liabilities and stockholders’ equity	$7,300,749	$7,067,672

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2024	2023	2022
Interest and dividend income
Loans, including fees	$429,748	$345,039	$231,851
Securities	21,378	18,525	15,635
Overnight deposits	15,013	9,319	12,314
Other interest and dividends	2,240	2,522	939
Total interest income	468,379	375,405	260,739
Interest expense
Deposits	198,013	128,677	29,284
Borrowed funds	15,795	22,424	893
Trust preferred securities	1,487	1,468	799
Subordinated debt	—	—	605
Total interest expense	215,295	152,569	31,581

Net interest income	253,084	222,836	229,158
Provision for credit losses	6,257	12,283	10,116
Net interest income after provision for credit losses	246,827	210,553	219,042

Non-interest income
Service charges on deposit accounts	8,269	6,071	5,747
Global Payments Group revenue	13,355	19,005	19,341
Other income	2,205	2,827	1,505
Total non-interest income	23,829	27,903	26,593

Non-interest expense
Compensation and benefits	77,859	66,961	57,290
Bank premises and equipment	9,656	9,344	8,855
Professional fees	21,320	18,064	14,423
Technology costs	11,012	4,940	4,713
Licensing fees	13,084	12,818	10,477
FDIC assessments	11,780	9,077	4,625
Regulatory settlement reserve	9,463	(5,521)	35,000
Other expenses	19,401	15,855	13,354
Total non-interest expense	173,575	131,538	148,737

Net income before income tax expense	97,081	106,918	96,898
Income tax expense	30,395	29,650	37,473
Net income	$66,686	$77,268	$59,425

Earnings per common share
Basic earnings	$5.97	$6.95	$5.42
Diluted earnings	$5.93	$6.91	$5.29

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended December 31,
	2024	2023	2022
Net income	$66,686	$77,268	$59,425

Other comprehensive income (loss), net of tax
Securities available-for-sale:
Unrealized gain (loss) arising during the period, net	1,354	7,149	(53,581)

Cash flow hedges:
Unrealized gain (loss) arising during the period, net	1,922	(2,417)	8,137
Reclassification adjustment for gains included in net income, net	(3,474)	(3,370)	(1,350)
Total	(1,552)	(5,787)	6,787

Total other comprehensive income (loss), net	(198)	1,362	(46,794)

Comprehensive income (loss), net	$66,488	$78,630	$12,631

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common		Additional	Retained	AOCI (Loss),
	Stock		Paid-in Capital	Earnings	Net	Total
	Shares	Amount

Year Ended
Balance at January 1, 2024	11,062,729	$111	$395,871	$315,975	$(52,936)	$659,021
Issuance of common stock under stock compensation plans	223,483	1	—	—	—	1
Employee and non-employee stock-based compensation	—	—	8,899	—	—	8,899
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(88,587)	—	(4,582)	—	—	(4,582)
Net income	—	—	—	66,686	—	66,686
Other comprehensive income (loss)	—	—	—	—	(198)	(198)
Balance at December 31, 2024	11,197,625	$112	$400,188	$382,661	$(53,134)	$729,827

Balance at January 1, 2023	10,949,965	$109	$389,276	$240,810	$(54,298)	$575,897
Cumulative effect of changes in accounting principle	—	—	—	(2,103)	—	(2,103)
Issuance of common stock under stock compensation plans	285,190	4	—	—	—	4
Employee and non-employee stock-based compensation	—	—	9,765	—	—	9,765
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(172,426)	(2)	(3,170)	—	—	(3,172)
Net income	—	—	—	77,268	—	77,268
Other comprehensive income (loss)	—	—	—	—	1,362	1,362
Balance at December 31, 2023	11,062,729	$111	$395,871	$315,975	$(52,936)	$659,021

Balance at January 1, 2022	10,920,569	$109	$382,999	$181,385	$(7,504)	$556,989
Issuance of common stock under stock compensation plans	48,479	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	7,836	—	—	7,836
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(19,083)	—	(1,559)	—	—	(1,559)
Net income	—	—	—	59,425	—	59,425
Other comprehensive income (loss)	—	—	—	—	(46,794)	(46,794)
Balance at December 31, 2022	10,949,965	$109	$389,276	$240,810	$(54,298)	$575,897

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$66,686	$77,268	$59,425
Adjustments to reconcile net income to net cash:
Net depreciation, amortization, and accretion	(11,412)	7,142	9,712
Provision for credit losses	6,257	12,283	10,116
Stock-based compensation	8,899	9,765	7,836
Other, net	(2,986)	(75)	225
Net change in deferred loan fees and costs
Deferred income tax (benefit) expense	(2,798)	(2,800)	(4,000)
Dividends earned on CRA fund
Unrealized (gain) loss on equity securities
Net change in:
Receivable from global payments, net	87,648	(2,043)	(45,741)
Third-party debit cardholder balances	(10,178)	(401)	1,732
Other assets	(4,089)	(30,019)	3,407
Other liabilities	10,432	(28,694)	43,179
Net cash provided by (used in) operating activities	148,459	42,426	85,891

Cash flows from investing activities
Loan originations, purchases and payments, net	(395,390)	(789,736)	(1,113,963)
Redemptions of FRB and FHLB Stock	48,348	152,400	20,030
Purchases of FRB and FHLB Stock	(40,018)	(169,256)	(30,142)
Purchase of securities available-for-sale	(72,810)	(46,809)	(33,776)
Purchase of securities held-for-investment	—	(24,595)	(173,625)
Proceeds from paydowns and maturities of securities available-for-sale	53,166	42,342	76,728
Proceeds from paydowns and maturities of securities held-to-maturity	39,724	65,954	44,643
Purchase of premises and equipment, net	(2,631)	(5,749)	(19,245)
Net cash provided by (used in) investing activities	(369,611)	(775,449)	(1,229,350)

Cash flows from financing activities
Proceeds from (repayments of) federal funds purchased, net	111,000	(51,000)	150,000
Proceeds from (repayments of) FHLB advances, net	(200,000)	340,000	100,000
Proceeds from exercise of stock options	—	—	194
Redemption of common stock for tax withholdings for restricted stock vesting	(4,582)	(3,170)	(1,559)
Redemption of subordinated debt	—	—	(24,712)
Proceeds from (repayments of) secured and other borrowings, net	(144)	(140)	(24,736)
Net increase (decrease) in deposits	245,681	459,380	(1,157,660)
Net cash provided by (used in) financing activities	151,955	745,070	(958,473)

Increase (decrease) in cash and cash equivalents	(69,197)	12,047	(2,101,932)
Cash and cash equivalents at the beginning of the period	269,465	257,418	2,359,350
Cash and cash equivalents at the end of the period	$200,268	$269,465	$257,418
Supplemental information
Cash paid for:
Interest	$215,380	$151,403	$31,599
Income Taxes	$34,795	$36,171	$35,304

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

The Company’s primary deposit products are checking, savings, and term deposit accounts, all of which are insured by the FDIC up to the maximum amounts allowed by law. In addition to traditional commercial banking products, the Company offers: corporate cash management and retail banking services; customized financial solutions for government entities, municipalities, public institutions and charter schools; specialized services to facilitate secure and efficient real estate transactions and tax-deferred exchanges for title and escrow and Section 1031 exchanges; and EB-5 Program accounts for qualified foreign investors.

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

Effective January 1, 2023, the Company estimates and recognizes an ACL for HTM debt securities pursuant to ASU No. 2016-13, Financial Instruments – Credit Losses (ASC 326) (“ASC 326”). The Company has a zero loss expectation for nearly all of its HTM securities portfolio, and therefore has no ACL related to these securities. For the small portion of HTM securities portfolio that does not have a zero loss expectation, the ACL is based on the amortized cost of the securities, excluding interest receivable, and represents the portion of the amortized cost that the Company does not expect to collect over the life of the securities. The ACL is determined using average industry credit ratings and historical loss experience, and is initially recognized upon acquisition of the securities, and subsequently remeasured on a recurring basis.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Receivable from Global Payments Business, Net

Receivables from the global payments business were short-term in nature and predominantly related to prepaid debit card programs.

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

Licensing Fees

Licensing fees on certain deposit accounts held by bankruptcy trustees are expensed as incurred. These accounts require the use of a software interface provided by a third party. Bankruptcy accounts subject to the licensing fees amounted to $305.4 million and $312.2 million at December 31, 2024 and 2023, respectively.

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

Loans and Allowance for Credit Losses

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consumer — Consumer loans are primarily comprised of purchased student loans. As a result, repayment of such loans are subject, to a greater extent than loans secured by collateral, to the financial condition of the borrower.

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

The ACL for loans is measured on the loan’s amortized cost basis, excluding interest receivable, and is initially recognized upon origination or purchase of the loans and subsequently remeasured on a recurring basis. The ACL is recognized as a contra-asset, and credit loss expense is recorded as a provision for credit losses in the consolidated statements of operations. Loan losses are charged-off against the ACL when management believes the loan is uncollectible. Subsequent recoveries, if any, are credited to the ACL. The Company does not recognize an ACL on accrued interest receivable, consistent with its policy to reverse interest income when interest is 90 days or more past due.

The Company also records an ACL on unfunded loan commitments, which is based on the same assumptions as funded loans and also considers the probability of funding. The ACL is recognized as a liability, and credit loss expense is recorded as a provision for unfunded loan commitments within the provision for credit losses in the consolidated statements of operations. Upon funding of the loan, any related ACL previously recorded on the unfunded amount is reversed and an ACL is subsequently recognized on the outstanding loan.

To calculate the ACL for loans and loan commitments collectively evaluated, the Company uses models developed by a third party. The lifetime loss rate models calculate the expected losses over the life of the loan based on exposure at default loan attributes and reasonable, supportable economic forecasts. The exposure at default considers the current unpaid balance, prepayment assumptions, and expected utilization assumptions.

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

The CRE and C&I lifetime loss rate models were developed using the historical loss experience of all banks in the model’s developmental dataset. Banks in the model’s developmental dataset may have different loss experiences due to geography and portfolio as well as operational and underwriting procedures that vary from those of the Company, and therefore, the Company calibrates expected losses using a peer scalar function provided by the models. The peer scalar was calculated by examining the loss rates of peer banks that have similar asset bases and that operate in similar markets as the Company and comparing these peer group loss rates to the model results.

The Company also considers qualitative adjustments to expected credit loss estimates for information not already captured in the quantitative loss estimation models. Qualitative factor adjustments may increase or decrease management’s estimate

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of expected credit losses. Qualitative loss factors are based on the Company’s judgment of market, industry or business specific data, changes in loan composition, performance trends, regulatory changes, uncertainty of macroeconomic forecasts, and other asset specific risk characteristics.

When loans do not share risk characteristics with other financial assets they are evaluated individually. Management applies its normal loan review procedures in making these judgments. Individually evaluated loans consist of nonaccrual loans and loans that have been modified due to financial difficulty. In determining the ACL, the Company generally applies a discounted cash flow method for instruments that are individually assessed. For collateral dependent financial assets where the borrower is experiencing financial difficulty, the ACL is measured based on the difference between the fair value of the collateral (less selling costs if applicable) and the amortized cost basis of the asset as of the measurement date. Fair value is generally calculated based on the value of the underlying collateral less an appraisal discount.

Prior to the adoption of ASC 326

Prior to the adoption of ASC 326, the ACL was maintained at an amount management deemed adequate to cover probable incurred credit losses (the “incurred loss method”). The allowance for non-impaired loans was based on historical loss experience adjusted for current factors. The historical loss experience was determined by portfolio segment and was based on the actual loss history experienced by the Company over a rolling two-year period. This actual loss experience was supplemented with other qualitative and economic factors based on the risks present for each portfolio segment. These qualitative and economic factors included economic and business conditions, the nature and volume of the portfolio, and lending terms and volume and severity of past due loans.

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

Loan Modifications

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures (ASC 326). ASU 2022-02 eliminated the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The Company adopted ASU 2022-02 effective January 1, 2023 and the impact was immaterial. See “NOTE 3 — SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS,” for a discussion on the adoption of this ASC.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The goodwill of $9.7 million was associated with a purchase of a prepaid third-party debit card business. Based on the Company’s annual impairment assessments no impairment of goodwill existed as of October 1, 2024, 2023 and 2022.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Investments

Other investments include FRB and FHLB stock and CRA related investments. The Company is a member of the FRB and the FHLB systems. FHLB members are required to own membership stock and purchase activity-based stock that is based on the level of outstanding borrowings. FRB and FHLB stock are carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2024, the Company held FRB and FHLB stock of $11.4 million and $17.2 million, respectively. At December 31, 2023, the Company held FRB and FHLB stock of $11.4 million and $25.6 million, respectively. At December 31, 2024 and 2023 the Company held a $1.5 million investment in The Disability Opportunity Fund, respectively, which is an equity equivalent investment in a community development financial institution. At December 31, 2024 and 2023, the Company also held $498 million of time deposits in community development financial institutions, respectively.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses and reclassification to earnings related to AFS securities and cash flow hedges.

Restrictions on Cash

At December 31, 2024 and 2023, Overnight deposits included $186.3 million and $236.4 million, respectively, of cash on hand or on deposit with the FRB to meet regulatory reserve and clearing requirements. Also included in cash was $12.6 million and $11.5 million of cash held in escrow and collateral accounts for third-party debit card program managers at December 31, 2024 and 2023, respectively. Additionally, there was $762,000 and $726,000 of cash pledged for a related collateral account at December 31, 2024 and 2023, respectively.

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

Operating Segment

The Company adopted ASU 2023-07 “Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures” on January 1, 2024. The Company has determined that all of its banking divisions meet the aggregation criteria of ASC 280 as its current operating model is structured whereby banking divisions serve a similar base of primarily commercial clients utilizing a company-wide offering of similar products and services managed through similar processes and platforms that are collectively reviewed by the Company’s Chief Executive Officer, who has been identified as the chief operating decision maker (“CODM”).

The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as is net income reported in the Company’s consolidated statements of operations. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company’s consolidated statements of operations.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company adopted ASU 2023-07 “Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures” on January 1, 2024. The Company has determined that all of its banking divisions meet the aggregation criteria of ASC 280 as its current operating model is structured whereby banking divisions serve a similar base of primarily commercial clients utilizing a company-wide offering of similar products and services managed through similar processes and platforms that are collectively reviewed by the Company’s Chief Executive Officer, who has been identified as the CODM.

NOTE 4 — INVESTMENT SECURITIES

The following tables summarizes the amortized cost and fair value of AFS and HTM debt securities and equity investments and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses recognized in earnings (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2024	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,999	$—	$(4,247)	$63,752
U.S. State and Municipal securities	11,341	—	(1,841)	9,500
Residential MBS	430,968	854	(68,754)	363,068
Commercial MBS	46,094	—	(2,966)	43,128
Asset-backed securities	2,677	—	(40)	2,637
Total securities available-for-sale	$559,079	$854	$(77,848)	$482,085

Held-to-Maturity Securities:
U.S. Treasury securities	$29,938	$—	$(410)	$29,528
U.S. State and Municipal securities	15,319	—	(1,686)	13,633
Residential MBS	375,232	—	(58,866)	316,366
Commercial MBS	8,068	—	(876)	7,192
Total securities held-to-maturity	$428,557	$—	$(61,838)	$366,719

Equity Investments:
CRA Mutual Fund	$5,503	$—	$(394)	$5,109
Total equity investment securities	$5,503	$—	$(394)	$5,109

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2023	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,997	$—	$(6,222)	$61,775
U.S. State and Municipal securities	11,496	—	(1,797)	9,699
Residential MBS	419,331	1,198	(68,609)	351,920
Commercial MBS	36,879	71	(2,366)	34,584
Asset-backed securities	3,287	—	(58)	3,229
Total securities available-for-sale	$538,990	$1,269	$(79,052)	$461,207

Held-to-Maturity Securities:
U.S. Treasury securities	$29,895	$—	$(1,412)	$28,483
U.S. State and Municipal securities	15,569	—	(1,574)	13,995
Residential MBS	415,306	—	(60,556)	354,750
Commercial MBS	8,090	—	(1,066)	7,024
Total securities held-to-maturity	$468,860	$—	$(64,608)	$404,252

Equity Investments:
CRA Mutual Fund	$2,410	$—	$(287)	$2,123
Total equity investment securities	$2,410	$—	$(287)	$2,123

There were no sales and calls of securities for the years ended December 31, 2024, 2023 and 2022.

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

	Held-to-Maturity		Available-for-Sale
At December 31, 2024	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$29,938	$29,527	$38,000	$36,954
After 1 year through 5 years	8,068	7,192	34,009	31,569
After 5 years through 10 years	858	809	18,819	17,168
After 10 years	389,693	329,191	468,251	396,394
Total Securities	$428,557	$366,719	$559,079	$482,085

	Held-to-Maturity		Available-for-Sale
At December 31, 2023	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$—	$—
After 1 year through 5 years	37,984	35,507	65,822	60,757
After 5 years through 10 years	1,112	1,044	22,163	21,174
After 10 years	429,764	367,701	451,005	379,276
Total Securities	$468,860	$404,252	$538,990	$461,207

At December 31, 2024, there were $750.3 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $65.5 million were encumbered. At December 31, 2023, there were $845.7 million

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $60.0 million were encumbered.

At December 31, 2024 and 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. At December 31, 2024 and 2023, all Residential and Commercial MBS held by the Company were issued by U.S. government-sponsored entities and agencies.

The following tables present debt securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2024	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$63,752	$(4,247)	$63,752	$(4,247)
U.S. State and Municipal securities	—	—	9,500	(1,841)	9,500	(1,841)
Residential MBS	46,859	(1,104)	258,763	(67,650)	305,622	(68,754)
Commercial MBS	19,624	(410)	23,504	(2,556)	43,128	(2,966)
Asset-backed securities	—	—	2,637	(40)	2,637	(40)
Total securities available-for-sale	$66,483	$(1,514)	$358,156	$(76,334)	$424,639	$(77,848)

Held-to-Maturity Securities:
U.S. Treasury securities	$—	$—	$29,528	$(410)	$29,528	$(410)
U.S. State and Municipal securities	—	—	13,633	(1,686)	13,633	(1,686)
Residential MBS	—	—	316,366	(58,866)	316,366	(58,866)
Commercial MBS	—	—	7,192	(876)	7,192	(876)
Total securities held-to-maturity	$—	$—	$366,719	$(61,838)	$366,719	$(61,838)

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2023	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$61,775	$(6,222)	$61,775	$(6,222)
U.S. State and Municipal securities	—	—	9,699	(1,797)	9,699	(1,797)
Residential MBS	—	—	292,970	(68,609)	292,970	(68,609)
Commercial MBS	10,873	(198)	13,322	(2,168)	24,195	(2,366)
Asset-backed securities	—	—	3,229	(58)	3,229	(58)
Total securities available-for-sale	$10,873	$(198)	$380,995	$(78,854)	$391,868	$(79,052)

Held-to-Maturity Securities:
U.S. Treasury securities	$—	$—	$28,483	$(1,412)	$28,483	$(1,412)
U.S. State and Municipal securities	—	—	13,995	(1,574)	13,995	(1,574)
Residential MBS	—	—	354,750	(60,556)	354,750	(60,556)
Commercial MBS	—	—	7,024	(1,066)	7,024	(1,066)
Total securities held-to-maturity	$—	$—	$404,252	$(64,608)	$404,252	$(64,608)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except for U.S. State and Municipal securities, the Company has a zero loss expectation for its HTM securities portfolio, and therefore has no ACL related to these securities. Obligations of U.S. State and Municipal securities were rated investment grade at December 31, 2024 and December 31, 2023 and the associated ACL was immaterial.

AFS securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. The unrealized losses on AFS securities are primarily due to the changes in market interest rates subsequent to purchase. In addition, the Company does not intend, nor would it be required to sell, these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no ACL was recognized during the years ended December 31, 2024 and 2023.

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

NOTE 5 — LOANS

Loans, net of deferred fees and costs, consist of the following (in thousands):

	At	At
	December 31,	December 31,
	2024	2023
Real estate
Commercial	$4,317,361	$3,857,711
Construction	206,960	153,512
Multi-family	376,737	467,536
One-to four-family	90,880	94,704
Total real estate loans	4,991,938	4,573,463
Commercial and industrial	1,046,146	1,051,463
Consumer	12,961	17,086
Total loans	6,051,045	5,642,012
Deferred fees, net of origination costs	(16,969)	(17,215)
Loans, net of deferred fees and costs	6,034,076	5,624,797
Allowance for credit losses	(63,273)	(57,965)
Net loans	$5,970,803	$5,566,832

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2024, there were $3.3 billion of loans pledged to support wholesale funding, of which $348.8 million were encumbered. At December 31, 2023, there were $3.3 billion of loans pledged to support wholesale funding, of which $548.6 million were encumbered.

The following tables present the activity in the ACL by segment. The portfolio segments represent the categories that the Company uses to determine its ACL (in thousands):

				Multi-	One-to four-
Year ended December 31, 2024	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$35,635	$11,207	$1,765	$8,215	$663	$480	$57,965
Provision/(credit) for credit losses	6,434	(336)	197	(925)	(86)	147	5,431
Loans charged-off	—	—	—	—	—	(247)	(247)
Recoveries	1	120	—	—	—	3	124
Total ending allowance balance	$42,070	$10,991	$1,962	$7,290	$577	$383	$63,273

				Multi-	One-to four-
Year ended December 31, 2023	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$29,496	$10,274	$1,983	$2,823	$105	$195	$44,876
Cumulative effect of changes in accounting principle	48	471	424	705	181	421	2,250
Provision/(credit) for credit losses	6,091	1,408	(642)	4,687	377	137	12,058
Loans charged-off	—	(946)	—	—	—	(273)	(1,219)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$35,635	$11,207	$1,765	$8,215	$663	$480	$57,965

Net charge-offs (recoveries) for the years ended December 31, 2024 and 2023 were $123,000 and $1.2 million, respectively.

The following table presents the activity in the ACL for unfunded loan commitments (in thousands):

	Year ended December 31,
	2024	2023
Balance at the beginning of period	$1,182	$180
Cumulative effect of changes in accounting principle	—	777
Provision/(credit) for credit losses	826	225
Total ending allowance balance	$2,008	$1,182

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the recorded investment in non-accrual loans, loans past due over 90 days and still accruing by class of loans (in thousands):

			Loans Past Due
		Non-accrual	90 Days and
		Without an	Greater and
At December 31, 2024	Non-accrual	ACL	Still Accruing
Commercial real estate	$25,087	$25,087	$—
Commercial & industrial	6,989	6,989	—
Multi-family	—	—	—
One-to-four family	452	452	—
Consumer	—	—	72
Total	$32,528	$32,528	$72

			Loans Past Due
		Non-accrual	90 Days and
		Without an	Greater and
At December 31, 2023	Non-accrual	ACL	Still Accruing
Commercial real estate	$24,000	$24,000	$—
Commercial & industrial	6,934	6,934	—
Multi-family	20,939	—	—
One-to-four family	—	—	—
Consumer	24	—	—
Total	$51,897	$30,934	$—

Interest income on nonaccrual loans recognized on a cash basis for the years ended December 31, 2024 and 2023 was immaterial.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

			90
	30-59	60-89	Days and	Total Past	Current
At December 31, 2024	Days	Days	Greater	Due	Loans	Total
Commercial real estate	$7,115	$—	$25,087	$32,202	$4,285,159	$4,317,361
Commercial & industrial	—	—	6,989	6,989	1,039,157	1,046,146
Construction	—	—	—	—	206,960	206,960
Multi-family	—	—	—	—	376,737	376,737
One-to four-family	2,049	—	452	2,501	88,379	90,880
Consumer	124	22	72	218	12,743	12,961
Total	$9,288	$22	$32,600	$41,910	$6,009,135	$6,051,045

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			90
	30-59	60-89	Days and	Total Past	Current
At December 31, 2023	Days	Days	Greater	Due	Loans	Total
Commercial real estate	$—	$—	$24,000	$24,000	$3,833,711	$3,857,711
Commercial & industrial	20	19	6,934	6,973	1,044,490	1,051,463
Construction	—	—	—	—	153,512	153,512
Multi-family	—	—	20,939	20,939	446,597	467,536
One-to four-family	612	—	—	612	94,092	94,704
Consumer	—	—	24	24	17,062	17,086
Total	$632	$19	$51,897	$52,548	$5,589,464	$5,642,012

Credit Quality Indicators

The Company aggregates loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Except for one-to four-family loans and consumer loans, the Company analyzes loans individually by classifying the loans as to credit risk at least annually. For one-to four-family loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan, which was previously presented. An analysis is performed on a quarterly basis for loans classified as special mention, substandard, or doubtful. The Company uses the following definitions for risk ratings. Loans not meeting these definitions are considered to be pass rated loans.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loan balances by credit quality indicator and year of origination at December 31, 2024 (in thousands):

						2019
	2024	2023	2022	2021	2020	& Prior	Revolving	Total
CRE
Pass	$1,613,785	$1,114,212	$927,851	$241,340	$125,676	$149,727	$26,569	$4,199,160
Special Mention	73,859	—	5,000	14,255	—	—	—	93,114
Substandard	1,087	—	24,000	—	—	—	—	25,087
Total	$1,688,731	$1,114,212	$956,851	$255,595	$125,676	$149,727	$26,569	$4,317,361

Construction
Pass	$104,503	$65,231	$8,693	$—	$—	$—	$28,533	$206,960
Total	$104,503	$65,231	$8,693	$—	$—	$—	$28,533	$206,960

Multi-family
Pass	$110,440	$38,143	$74,120	$63,086	$23,005	$13,480	$3,224	$325,498
Substandard	—	—	30,300	20,939	—	—	—	51,239
Total	$110,440	$38,143	$104,420	$84,025	$23,005	$13,480	$3,224	$376,737

One-to four-family
Current	$—	$45,000	$3,469	$—	$9,531	$30,379	$—	$88,379
Past Due	—	—	—	—	—	2,501	—	2,501
Total	$—	$45,000	$3,469	$—	$9,531	$32,880	$—	$90,880

C&I
Pass	$238,850	$96,201	$119,601	$62,865	$14,987	$1,929	$452,477	$986,910
Special Mention	—	1,497	10,246	—	—	—	1,000	12,743
Substandard	—	7,643	20,968	4,697	—	—	13,185	46,493
Total	$238,850	$105,341	$150,815	$67,562	$14,987	$1,929	$466,662	$1,046,146

Consumer
Current	$—	$—	$—	$—	$—	$12,743	$—	$12,743
Past due	—	—	—	—	—	218	—	218
Total	$—	$—	$—	$—	$—	$12,961	$—	$12,961

Total
Pass/Current	$2,067,578	$1,358,787	$1,133,734	$367,291	$173,199	$208,258	$510,803	$5,819,650
Special Mention	73,859	1,497	15,246	14,255	—	—	1,000	105,857
Substandard/Past due	1,087	7,643	75,268	25,636	—	2,719	13,185	125,538
Total	$2,142,524	$1,367,927	$1,224,248	$407,182	$173,199	$210,977	$524,988	$6,051,045

Charge-offs
Consumer	$—	$—	$—	$—	$—	$247	$—	$247

At December 31, 2024, there were $24.0 million and $51.2 million of CRE and Multi-family substandard classified collateral dependent loans, respectively.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the amortized cost basis of modified loans to borrowers experiencing financial difficulty (in thousands):

	Combination
	Term			Modifications
	Extension and	Interest Rate		as a % of
Year ended December 31, 2024	Interest Rate	Reduction	Total	Loan Class
Commercial & industrial	$11,686	$—	$11,686	1.1%
Multi-family	48,224	3,015	51,239	13.6%
Total	$59,910	$3,015	$62,925

	Types of Modifications
		Weighted
		Average
		Interest
	Term	Rate
	Extension	Reduction
Year ended December 31, 2024
Commercial real estate
Commercial & industrial	11-12 months	2.9%
Multi-family	6-12 months	4.1%

During the year ended December 31, 2024, $7.0 million of modified loans to borrowers experiencing financial difficulty were not in compliance with their modified terms by 90 days and greater. At December 31, 2024, there were no additional commitments to lend to borrowers experiencing financial difficulty whose loans have been modified. There were no loan modifications where the borrower was experiencing financial difficulty for the year ended December 31, 2023.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — LEASES

The Company leases its corporate office, banking centers and loan production offices. The following tables present the Company’s lease cost and other information related to its operating leases (dollars in thousands):

	At December 31,
	2024	2023
Supplemental balance sheet information:
Lease assets	$47,619	$42,245
Lease liabilities	$51,910	$46,430

Weighted average remaining lease term in years	15.2	10.5
Weighted average discount rate	4.73%	2.44%

	At December 31,
	2024	2023	2022
Components of lease cost:
Operating lease cost	$5,119	$5,290	$5,405

Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5,012	$5,191	$4,864
Non-cash activity related to lease assets:
Lease assets obtained from new operating lease liabilities	$9,197	$2,036	$—

The following table presents the remaining maturity of lease liabilities as well as the reconciliation of undiscounted lease payments to the discounted operating lease liabilities (in thousands):

	At December 31,
	2024	2023
Lease liabilities maturing in:
2025	$5,257	$5,012
2026	5,274	5,257
2027	4,899	5,274
2028	4,486	4,899
2029	4,499	4,486
Thereafter	50,340	27,953
Total	$74,755	$52,881
Less: Present value discount	(22,845)	(6,451)
Total lease liabilities	$51,910	$46,430

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

	At December 31,
	2024	2023
Furniture and Equipment	$16,413	$16,175
Land, buildings and improvements	13,479	13,479
Leasehold Improvements	23,467	24,636
Total Premises and Equipment	53,359	54,290
Less accumulated depreciation and amortization	(18,395)	(19,225)
Total Premises and Equipment, net	$34,964	$35,065

Depreciation and amortization expense amounted to $2.7 million, $2.6 million and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 8 — DEPOSITS

Deposits consisted of the following (in thousands):

	At December 31,
	2024	2023

Noninterest bearing demand accounts	$1,334,054	$1,837,874
Money market	4,514,579	3,856,975
Savings accounts	8,943	7,043
Time deposits	125,397	35,400
Total deposits	$5,982,973	$5,737,292

Time deposits greater than $250,000 at December 31, 2024 and 2023 were $26.2 million and $21.2 million, respectively.

The following table presents the scheduled annual maturities of time deposits (in thousands):

At December 31,
2024
2025	$118,056
2026	6,488
2027	730
2028	123
2029	—
Total time deposits	$125,397

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — BORROWINGS

Federal Funds Purchased and FHLB Advances

Federal funds purchased and FHLBNY advances consisted of the following (in thousands):

			Interest Expense
	At	At	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2024	2023	2022
Federal funds purchased and securities sold under agreements to repurchase	$210,000	$99,000	$769	$5,651	$601
Federal Home Loan Bank of New York advances	$240,000	$440,000	$11,659	$17,321	$292

Secured and other borrowings:
Secured borrowings	$7,441	$7,585	N/A	N/A	N/A
Federal Reserve Bank term loan	$—	$—	$4,096	$—	$—

Federal funds purchased are generally overnight transactions and had a weighted average interest rate of 4.48% at December 31, 2024. The FHLBNY advances are generally short-term transactions and have a fixed weighted average interest rate of 4.56%. There were no securities sold under agreements to repurchase outstanding as December 31, 2024 and 2023.

The Federal Reserve established the Bank Term Funding Program (“BTFP”) on March 12, 2023 as a funding source for eligible depository institutions. The BTFP provides short-term liquidity (up to one-year) against the par value of certain high-quality collateral, such as U.S. Treasury securities. The BTFP ceased making new loans as scheduled on March 11, 2024. At December 31, 2024, the Company had no outstanding FRB term loans under the BTFP.

At December 31, 2024, the Company had cash on deposit with the Federal Reserve Bank of New York and available secured wholesale funding borrowing capacity of $2.9 billion.

Trust Preferred Securities Payable

On December 7, 2005, the Company established MetBank Capital Trust I, a Delaware statutory trust (“Trust I”). The Company received all of the common stock of Trust I in exchange for contributed capital of $310,000. Trust I issued $10.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust I’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust I, mature on December 9, 2035 and are callable at any time. At December 31, 2024 and 2023 the Debentures bore interest at a floating rate of three-month SOFR plus 1.85%. The interest rates were 6.77% and 7.51% as of December 31, 2024 and 2023, respectively. See “NOTE 3 — SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS,” for a discussion on the adoption of ASU 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.

On July 14, 2006, the Company established MetBank Capital Trust II, a Delaware statutory trust (“Trust II”). The Company received all of the common stock of Trust II in exchange for contributed capital of $310,000. Trust II issued $10.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust II’s common capital securities, in the Company through the purchase of $10.3 million

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures II”) issued by the Company. The Debentures II, the sole assets of Trust II, mature on October 7, 2036 and are callable at any time. At December 31, 2024 and 2023, the Debentures bore interest at a floating rate of three-month SOFR plus 2.00%. The interest rates were 6.92% and 7.66% as of December 31, 2024 and 2023, respectively. See “NOTE 3—SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS,” for a discussion on the adoption of ASU 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — INCOME TAXES

Income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$20,729	$21,503	$27,311
State and local	12,464	10,947	14,162
Total current	33,193	32,450	41,473
Deferred
Federal	(1,479)	(2,662)	(1,919)
State and local	(1,319)	(138)	(2,081)
Total deferred	(2,798)	(2,800)	(4,000)
Total income tax expense	$30,395	$29,650	$37,473

Deferred tax assets and liabilities consist of the following (in thousands):

	At December 31,
	2024	2023
Deferred tax assets:
Allowance for credit losses	$19,208	$17,219
Lease liabilities	15,555	13,793
Net unrealized loss on securities available for sale	23,063	23,098
Off balance sheet reserves	382	351
Restricted stock	1,822	1,666
Tangible asset	—	3
Other	136	147
Total gross deferred tax assets	60,166	56,277
Deferred tax liabilities:
Right of use lease asset	14,269	12,550
Depreciation and amortization	3,190	4,024
Net unrealized gain on interest rate derivatives	147	825
Prepaid assets	1,181	748
Total gross deferred tax liabilities	18,787	18,147
Net deferred tax asset, included in other assets	$41,379	$38,130

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the Company’s statutory federal income tax rate to its effective tax rate (in thousands):

	For the year ended December 31,
	2024		2023		2022
	Tax expense/		Tax expense/		Tax expense/
	(benefit)	Rate	(benefit)	Rate	(benefit)	Rate
Pretax income at statutory rates	$20,367	21.00%	$22,453	21.00%	$20,349	21.00%
State and local taxes, net of federal income tax benefit	8,804	9.08	8,539	7.99	9,544	9.85
Nondeductible expenses	1,780	1.84	(940)	(0.88)	8,175	8.44
Equity compensation	—	—	(1,063)	(0.99)	(302)	(0.31)
Tax-exempt income, net	(103)	(0.11)	(104)	(0.10)	(106)	(0.11)
Other	(453)	(0.47)	765	0.71	(187)	(0.20)
Effective income tax expense/rate	$30,395	31.34%	$29,650	27.73%	$37,473	38.67%

The Company and the Bank filed consolidated Federal, California, Connecticut, Kentucky, Massachusetts, New Jersey, New York State, New York City, and Tennessee income tax returns in 2024 and 2023. The Bank is subject to Alabama, Florida, and Missouri income taxes on a separate company basis.

As of December 31, 2024 and 2023, there are no unrecognized tax benefits, and the Company does not expect this to significantly change in the next twelve months. Except for California, Kentucky, New Jersey and New York City, the Company is no longer subject to examination by the U.S. federal and state or local tax authorities for years prior to 2021. California, Kentucky, and New Jersey are no longer subject to examination for years prior to 2020. As of December 31, 2024, the Company was under audit in  New York City for the 2019, 2020 and 2021 tax years. Due to the New York City audits, the  2019 tax year New York City statute of limitations has been extended to December 31, 2025.

As of December 31, 2024, the Company had net deferred tax assets of $41.4 million. These deferred tax assets can only be realized if the Company generates taxable income in the future. The Company regularly evaluates the feasibility of the deferred tax asset positions. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Company expects to realize the deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance was deemed necessary against the deferred tax assets as of December 31, 2024. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, a valuation allowance may become necessary and could have a material effect on our consolidated financial statements.

NOTE 11 — RELATED PARTY TRANSACTIONS

Deposits from principal officers, directors, and their affiliates at December 31, 2024 and 2023 were $471,000 and $769,000, respectively.

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

In connection with the preparation of the proxy statement for the Company’s 2023 annual meeting of stockholders, the Company’s management and Executive Committee of the Board of Directors, along with outside counsel, reevaluated the

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2023 Loan as well as the 2021 Loan. As part of this reevaluation, the Company determined that the 2023 Loan and the 2021 Loan were likely impermissible under applicable law and/or regulations. As a result of these determinations, and to the extent that the 2023 Loan and the Option Exercise were not void as a matter of law, on April 26, 2023, the Company and the executive officer entered into a Rescission Agreement (the “Rescission Agreement”). The Rescission Agreement provided, among other things, (i) that the 2023 Loan and the Option Exercise would be rescinded and deemed null and void, (ii) that payments made in respect of the 2023 Loan, if any, would be returned, and (iii) that any dividends received by the executive officer in respect of the Option Shares have been returned or repaid to the Company. In connection with the entry into the Rescission Agreement, the executive officer repaid, in full, the 2021 Loan. There were no extensions of credit to the Company’s directors, executive officers, principal stockholders and their associates at December 31, 2024 and 2023, respectively.

In the third quarter of 2023, the executive officer exercised the 220,200 existing stock options on a net share settlement basis, resulting in the issuance of 71,655 shares of the Company’s common stock.

NOTE 12 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Other than derivative contracts, the Company did not have any liabilities that were measured at fair value at December 31, 2024 and December 31, 2023. AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain loans where the carrying value is based on the fair value of the underlying collateral. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Assets and Liabilities Measured on a Recurring Basis

Assets measured on a recurring basis are limited to the Company’s AFS securities portfolio, equity investments, and derivative contracts. The AFS portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Equity investments are carried at estimated fair value with changes in fair value reported on the statements of operations. Outstanding derivative contracts designated as cash flow hedges are carried at estimated fair value with changes in fair value reported as accumulated other comprehensive income or loss in shareholders’ equity. Outstanding derivatives not designated as hedges are carried at estimated fair value with changes in fair value reported as non-interest income. The fair values for substantially all of these assets are obtained monthly from an independent nationally recognized pricing service. On a quarterly basis, the Company assesses the reasonableness of the fair values obtained for the AFS portfolio by reference to a second independent nationally recognized pricing service. Based on the nature of these securities, the Company’s independent pricing service provides prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not available for the majority of securities in the Company’s portfolio. Various modeling techniques are used to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, the Company obtains the models, inputs and assumptions utilized by its pricing service and reviews them for reasonableness. Other than derivative contracts, the Company does not have any liabilities that were measured at fair value on a recurring basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At December 31, 2024
U.S. Government agency securities	$63,752	$—	$63,752	$—
U.S. State and Municipal securities	9,500	—	9,500	—
Residential mortgage securities	363,068	—	363,068	—
Commercial mortgage securities	43,128	—	43,128	—
Asset-backed securities	2,637	—	2,637	—
CRA Mutual Fund	5,109	5,109	—	—
Derivative assets	919	—	919	—
Derivative liabilities	1,539	—	1,539	—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2023
U.S. Government agency securities	$61,775	$—	$61,775	$—
U.S. State and Municipal securities	9,699	—	9,699	—
Residential mortgage securities	351,920	—	351,920	—
Commercial mortgage securities	34,584	—	34,584	—
Asset-backed securities	3,229	—	3,229	—
CRA Mutual Fund	2,123	2,123	—	—
Derivative assets	2,687	—	2,687	—
Derivative liabilities	6,037	—	6,037	—

There were no transfers between Level 1 and Level 2 during 2024 or 2023.

There were no material assets measured at fair value on a non-recurring basis at December 31, 2024 or December 31, 2023.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Carrying amount and estimated fair values of financial instruments not carried at fair value were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2024	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$13,078	$13,078	$—	$—	$13,078
Overnight deposits	187,190	187,190	—	—	187,190
Securities held-to-maturity	428,557	—	366,719	—	366,719
Loans, net	5,970,803	—	—	5,878,582	5,878,582
Other investments
FRB Stock	11,410	N/A	N/A	N/A	N/A
FHLB Stock	17,228	N/A	N/A	N/A	N/A
Disability Fund	1,500	—	1,500	—	1,500
Time deposits at banks	498	498	—	—	498
Accrued interest receivable	33,209	—	2,105	31,104	33,209

Financial Liabilities:
Non-interest-bearing demand deposits	$1,334,054	$1,334,054	$—	$—	$1,334,054
Money market and savings deposits	4,523,522	4,523,522	—	—	4,523,522
Time deposits	125,397	—	125,288	—	125,288
Federal funds purchased	210,000	—	210,000	—	210,000
Federal Home Loan Bank of New York advances	240,000	—	240,000	—	240,000
Trust preferred securities payable	20,620	—	—	20,024	20,024
Accrued interest payable	1,809	12	1,436	361	1,809
Secured and other borrowings	7,441	—	7,441	—	7,441

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

NOTE 13 — STOCK COMPENSATION PLAN

Equity Incentive Plan

At December 31, 2024, the Company maintained three stock compensation plans, the Amended and Restated 2022 Equity Incentive Plan (the “2022 EIP”), the 2019 Equity Incentive Plan (the “2019 EIP”) and the 2009 Equity Incentive Plan (the “2009 EIP”). The 2019 EIP expired on May 31, 2022 but has outstanding restricted stock awards subject to vesting schedules. The 2009 EIP has also expired but had outstanding stock options that were exercised in 2023.

The 2022 EIP was approved on May 31, 2022 by stockholders of the Company. On May 29, 2024, the stockholders of the Company approved the amendment and restatement of the 2022 EIP increasing the number of shares of common stock that may be issued under the plan by 358,000. Under the Amended and Restated 2022 EIP at December 31, 2024, the maximum number of shares of stock that may be delivered to participants in the form of restricted stock, restricted stock units and stock options, including ISOs and non-qualified stock options, is 297,312, subject to adjustment as set forth in the 2022 EIP, plus any awards that are made available under the 2019 EIP after March 15, 2022.

Stock Options

As of December 31, 2024 and 2023, no stock options were outstanding. There was no unrecognized compensation cost related to stock options at December 31, 2024 and 2023. There was no compensation cost related to stock options during the years ended December 31, 2024, 2023 and 2022.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the first quarter of 2024, 2023 and 2022, 168,469, 170,998 and 72,025 restricted stock grants were issued to certain key personnel, respectively. One-third of these shares vest each year for three years beginning on March 1, 2025, March 1, 2024, and March 1, 2023, respectively. Total compensation cost that has been charged against income for restricted stock grants was $6.9 million, $6.0 million, and $4.5 million for years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $6.8 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 1.69 years.

In January 2024, 2023 and 2022, 27,500, 27,500 and 11,126 of restricted shares were granted to members of the Board of Directors, which each fully vest one-year from the grant date. Total expense for these awards was $1.4 million, $1.6 million and $300,000 for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was no unrecognized expense related to these grants.

The following table summarizes the changes in the Company’s restricted stock awards:

	Year ended
	December 31, 2024		December 31, 2023		December 31, 2022
		Weighted Average		Weighted Average		Weighted Average
		Grant Date		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value	Number of	Fair Value
	Shares	per Share	Shares	per Share	Shares	per Share
Outstanding, beginning of period	233,852	$63.98	129,562	$86.01	90,999	$47.35
Granted	195,969	42.28	198,498	56.04	83,151	102.49
Forfeited	(19,243)	51.37	(29,218)	62.53	(578)	92.44
Vested	(133,483)	61.74	(64,990)	84.28	(44,010)	37.12
Outstanding at end of period	277,095	$50.59	233,852	$63.98	129,562	$86.01

The total fair value of shares vested is $6.8 million, $3.7 million, and $3.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Performance-Based Stock Units

During the second quarter of 2022, the Company established a long-term incentive award program under the 2022 EIP. Under the program, 73,260 PRSUs were awarded in the second quarter of 2024, which vest over a three-year period beginning in June 2025 if certain performance criteria are met. The weighted average service inception date fair value of the outstanding awarded shares was $3.0 million. Total compensation cost that has been charged against income for these PRSUs was $640,000 for the year ended December 31, 2024.

During the second quarter of 2021, the Company established a long-term incentive award program under the 2019 EIP. Under the program, 90,000 PRSUs were awarded. During the second quarter of 2022, 20,800 PRSUs were forfeited and reissued pursuant to the 2022 EIP. The weighted average service inception date fair value of the outstanding awarded shares was $6.0 million. At the beginning of 2024, 2023, and 2022, 30,800, 29,200, and 30,000 PRSUs, respectively, vested as all performance criteria were met. All 90,000 vested shares were delivered in the first quarter of 2024. Total

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation cost that has been charged against income for the PRSUs was $2.2 million and $1.9 million, for years ended December 31, 2023 and 2022, respectively.

NOTE 14 — EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan for eligible employees. The contribution for any participant may not exceed the maximum amount allowable by law. Each year, the Company may elect to match a percentage of participant contributions. The Company may also elect each year to make additional discretionary contributions to the plan. The total contributions were $1.2 million, $1.0 million and $889,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

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

The following off-balance-sheet financial instruments whose contract amounts represent credit risk, are outstanding (in thousands):

	At December 31, 2024		At December 31, 2023
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Unused loan commitments	$108,561	$586,821	$67,418	$527,730
Standby and commercial letters of credit	31,920	—	59,532	—
	$140,481	$586,821	$126,950	$527,730

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. These commitments do not necessarily represent future cash requirements and generally expire within two years. At December 31, 2024, the interest rates for the Company’s commitments ranged from 3.0% to 9.3% for its fixed rate loan commitments and 6.3% to 11.5% for its variable rate loan commitments. At December 31, 2023, the interest rates for the Company’s commitments ranged from 3.0% to 9.5% for its fixed rate loan commitments and 6.0% to 12.5% for its variable rate loan commitments. The amount of collateral obtained, if any, by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Company or other financial institutions and securities.

The Company’s stand-by letters of credit amounted to $31.9 million and $59.5 million as of December 31, 2024 and 2023, respectively. The Company’s stand-by letters of credit are collateralized by interest-bearing accounts of $24.1 million and $36.2 million as of December 31, 2024 and 2023, respectively.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal and Regulatory Proceedings

There have been investigations by governmental entities concerning a prepaid debit card product program that was offered by the GPG BaaS business. These include investigations involving the Company and the Bank by the Board of Governors of the FRB and certain state authorities, including the NYSDFS. During the early stages of the COVID-19 pandemic, third parties used this prepaid debit card product to establish unauthorized accounts and to receive unauthorized government benefits payments, including unemployment insurance benefits payments made pursuant to the Coronavirus Aid, Relief, and Economic Security Act from many states. The Company ceased accepting new accounts from this program manager in July 2020 and exited its relationship with this program manager in August 2020. The Company has cooperated in these investigations.

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

The Company was fully reserved with respect to the foregoing amounts payable to the FRB and NYSDFS through a regulatory settlement reserve recorded in the fourth quarter of 2022. In the third quarter of 2024, the Company recorded a $10.0 million regulatory reserve in connection with an investigation by the Attorney General of the State of Washington that was resolved in the fourth quarter of 2024. Additional enforcement or other actions arising out of the prepaid debit card program in question, along with any other matters arising out of the foregoing program, could have a materially adverse effect on the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations. Since 2020, the Bank has been actively working to enhance its processes and procedures so as to more effectively and efficiently address the issues identified in the course of these investigations.

In addition to the matters described above, the Company is subject to various other pending and threatened legal actions relating to the conduct of its business activities, as well as inquiries and investigations from regulators. While the future outcome of litigation or regulatory matters cannot be determined at this time, in the opinion of management, as of December 31, 2024, the aggregate liability, if any, arising out of any such other pending or threatened matters are not expected to be material to the Company’s financial condition, results of operations, and liquidity.

NOTE 16 — REGULATORY CAPITAL

The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At December 31, 2024 and 2023, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and Bank review capital levels on a monthly basis.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and the Bank are subject to the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules). The minimum required capital conservation buffer was 2.5% at December 31, 2024 and December 31, 2023. As of December 31, 2024 and 2023, the capital conservation buffer for the Company was 5.3% and 4.8%, respectively. As of December 31, 2024 and 2023, the capital conservation buffer for the Bank was 5.0% and 4.5%, respectively. The net unrealized gain or loss on AFS securities is not included in the computation of the regulatory capital. The Company and the Bank meet all capital adequacy requirements, to which they are subject, as of December 31, 2024 and 2023.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2024 and 2023, the most recent regulatory notifications categorized the Bank and the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a summary of actual capital amounts and ratios for the Company and the Bank compared to the requirements for minimum capital adequacy and classification as well capitalized. Actual and required capital amounts and ratios are presented below at year end (dollars in thousands):

			For		To be Well			Minimum
			Capital		Capitalized under			Capital
			Adequacy		Prompt Corrective			Conservation
	Actual		Purposes		Action Regulations			Buffer
	Amount	Ratio	Amount	Ratio	Amount		Ratio	Ratio
At December 31, 2024
The Company
Tier 1 leverage ratio (Tier 1 capital to average assets)	$793,847	10.8%	$294,141	4.0%	$	N/A	N/A	—%
Tier 1 common equity (to risk-weighted assets)	$773,227	11.9%	$291,450	4.5%	$	N/A	N/A	2.5%
Tier 1 capital (to risk-weighted assets)	$793,847	12.3%	$388,600	6.0%	$	N/A	N/A	2.5%
Total capital (to risk-weighted assets)	$859,129	13.3%	$518,134	8.0%	$	N/A	N/A	2.5%
The Bank
Tier 1 leverage ratio (Tier 1 capital to average assets)	$775,106	10.6%	$293,513	4.0%		$366,892	5.0%	—%
Tier 1 common equity (to risk-weighted assets)	$775,106	12.0%	$291,421	4.5%		$420,942	6.5%	2.5%
Tier 1 capital (to risk-weighted assets)	$775,106	12.0%	$388,562	6.0%		$518,082	8.0%	2.5%
Total capital (to risk-weighted assets)	$840,387	13.0%	$518,082	8.0%		$647,603	10.0%	2.5%

At December 31, 2023
The Company
Tier 1 leverage ratio (Tier 1 capital to average assets)	$722,844	10.6%	$274,064	4.0%	$	N/A	N/A	—%
Tier 1 common equity (to risk-weighted assets)	$702,224	11.5%	$274,867	4.5%	$	N/A	N/A	2.5%
Tier 1 capital (to risk-weighted assets)	$722,844	11.8%	$366,490	6.0%	$	N/A	N/A	2.5%
Total capital (to risk-weighted assets)	$781,991	12.8%	$488,653	8.0%	$	N/A	N/A	2.5%
The Bank
Tier 1 leverage ratio (Tier 1 capital to average assets)	$703,823	10.3%	$274,055	4.0%		$342,569	5.0%	—%
Tier 1 common equity (to risk-weighted assets)	$703,823	11.5%	$274,838	4.5%		$396,989	6.5%	2.5%
Tier 1 capital (to risk-weighted assets)	$703,823	11.5%	$366,451	6.0%		$488,601	8.0%	2.5%
Total capital (to risk-weighted assets)	$762,969	12.5%	$488,601	8.0%		$610,752	10.0%	2.5%

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — EARNINGS PER COMMON SHARE

The Company uses the two-class method in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The factors used in the earnings per share calculation are as follows (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Basic
Net income per consolidated statements of income	$66,686	$77,268	$59,425
Less: Earnings allocated to participating securities	—	(365)	(141)
Net income available to common stockholders	$66,686	$76,903	$59,284

Weighted average common shares outstanding including participating securities	11,179,074	11,112,572	10,955,077
Less: Weighted average participating securities	—	(52,462)	(26,056)
Weighted average common shares outstanding	11,179,074	11,060,110	10,929,021

Basic earnings per common share	$5.97	$6.95	5.42

Diluted
Net income allocated to common stockholders	$66,686	$76,903	$59,284

Weighted average common shares outstanding for basic earnings per common share	11,179,074	11,060,110	10,929,021
Add: Dilutive effects of assumed exercise of stock options	N/A	N/A	170,648
Add: Dilutive effects of assumed vesting of performance based restricted stock	—	69,790	56,711
Add: Dilutive effects of assumed vesting of restricted stock units	76,149	—	43,804
Average shares and dilutive potential common shares	11,255,223	11,129,900	11,200,184

Dilutive earnings per common share	$5.93	$6.91	$5.29

For the year ended December 31, 2024, 42,735 of performance based restricted stock units were not considered in the calculation of diluted earnings per share as their inclusion would be anti-dilutive. For the year ended December 31, 2023, 248,234 of restricted stock units were not considered in the calculation of diluted earnings per share as their inclusion would be anti-dilutive. All stock options, performance based restricted stock units and restrictive stock units were considered in computing diluted earnings per common share for the years ended December 31, 2022.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of Other Comprehensive Income (Loss) (in thousands):

	Year ended December 31,
	2024			2023			2022
	Before	Tax	After	Before	Tax	After	Before	Tax	After
	Tax	Effect	Tax	Tax	Effect	Tax	Tax	Effect	Tax
Unrealized gain (loss) arising on AFS securities
Unrealized gain (loss) arising during the period	$789	$565	$1,354	$11,135	$(3,986)	$7,149	$(76,934)	$23,353	$(53,581)

Unrealized gain (loss) arising on cash flow hedges
Unrealized gain (loss) arising during the period	$2,730	$(808)	$1,922	$(3,350)	$933	$(2,417)	$11,704	$(3,567)	$8,137
Reclassification adjustment for gain included in net income	(5,013)	1,539	(3,474)	(4,864)	1,494	(3,370)	(1,949)	599	(1,350)
Net Change	(2,283)	731	(1,552)	(8,214)	2,427	(5,787)	9,755	(2,968)	6,787
Total other comprehensive income (loss)	$(1,494)	$1,296	$(198)	$2,921	$(1,559)	$1,362	$(67,179)	$20,385	$(46,794)

The following table presents the after-tax changes in the balances of each component of Accumulated Other Comprehensive Income (Loss) at the dates indicated (in thousands):

			Total
			Accumulated
			Other
	AFS	Cash Flow	Comprehensive
	Securities	Hedge	Income (Loss)
Balance at January 1, 2024	$(54,685)	$1,749	$(52,936)
Other comprehensive income (loss) arising during the period, net of tax	1,354	(1,552)	(198)
Balance at December 31, 2024	$(53,331)	$197	$(53,134)

Balance at January 1, 2023	$(61,834)	$7,536	$(54,298)
Other comprehensive income (loss) arising during the period, net of tax	7,149	(5,787)	1,362
Balance at December 31, 2023	$(54,685)	$1,749	$(52,936)

Balance at January 1, 2022	$(8,253)	$749	$(7,504)
Other comprehensive income (loss)arising during the period , net of tax	(53,581)	6,787	(46,794)
Balance at December 31, 2022	$(61,834)	$7,536	$(54,298)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no proceeds from sales and calls of securities during the years ended December 31, 2024, 2023 and 2022. The following table shows the amounts reclassified out of each component of accumulated other comprehensive income for the realized gain on the sale of securities and the realized gain on derivative cash flow hedges (in thousands):

				Affected line item in
				the Consolidated Statements
	Year Ended December 31,			of Operations
	2024	2023	2022
Realized gain on sale of AFS securities	$—	$—	$—	Gain on Sale of Securities
Income tax (expense) benefit	—	—	—	Income tax expense
Total reclassifications, net of income tax	$—	$—	$—

Realized gain (loss) on derivative cash flow hedges	$5,013	$4,864	$1,949	Licensing fees
Income tax (expense) benefit	(1,539)	(1,494)	(599)	Income tax expense
Total reclassifications, net of income tax	$3,474	$3,370	$1,350

NOTE 19 — REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers that are in the scope of ASC 606, Revenue from Contracts with Customers are recognized in non-interest income. The following table presents the Company’s revenue from contracts with customers (in thousands):

	Year ended December 31,
	2024	2023	2022
Service charges on deposit accounts	$8,269	$6,071	$5,747
Global Payments Group revenue	13,355	19,005	19,341
Other service charges and fees	2,312	2,804	1,763
Total	$23,936	$27,880	$26,851

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Global payment group revenue

During 2024, the Company exited the GPG BaaS business, and only residual operational tasks remain to be completed. The Company offered corporate cash management and retail banking services and, through its global payments business, provided services to non-bank financial service companies. The Company earned initial set-up fees for these programs as well as fees for transactions processed. The Company received transaction data at the end of each month for services rendered, at which time revenue was recognized. Additionally, service charges specific to GPG customers’ deposits were recognized within GPG revenue.

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

NOTE 20 — DERIVATIVES

On occasion, the Company enters into derivative contracts as a part of its asset liability management strategy to help manage its interest rate risk position. At December 31, 2024, these derivatives had a notional amount of $550.0 million and contractual maturities ranging from August 1, 2025 to March 23, 2026. The notional amount of the derivatives does not represent the amount exchanged by the parties. The derivatives were designated as cash flow hedges of certain deposit liabilities and borrowings of the Company. The hedges were determined to be highly effective during the year ended December 31, 2024. The Company expects the hedges to remain highly effective during the remaining term of the derivatives.

In addition, the Company periodically enters into certain commercial loan interest rate swap agreements to provide commercial loan customers the ability to convert loans from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges, the instruments are marked to market in earnings. At December 31, 2024, these interest rate swaps have a notional amount of $69.0 million and a contractual maturity of August 15, 2028.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the derivatives recorded on the balance sheet (in thousands):

		Fair Value
	Notional	Other	Other
	Amount	Assets	Liabilities
At December 31, 2024
Derivatives designated as hedges:
Interest rate swaps related to client deposits and borrowings	$550,000	$585	$1,205

Derivatives not designated as hedges:
Interest rate swaps	$69,000	$334	$334

At December 31, 2023
Derivatives designated as hedges:
Interest rate swaps related to client deposits and borrowings	$700,000	$1,530	$4,880

Derivatives not designated as hedges:
Interest rate swaps	$69,000	$1,157	$1,157

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 — PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the Company (parent company only) is as follows (in thousands):

Condensed Statements of Financial Condition

	At December 31,
	2024	2023
Assets
Cash and due from banks	$16,820	$16,946
Loans, net of allowance for credit losses	—	—
Investments	620	620
Investment in subsidiary bank, at equity	731,705	660,620
Other assets	1,960	2,007
Total assets	751,105	680,193

Liabilities and Stockholders’ Equity
Trust preferred securities	20,620	20,620
Other liabilities	658	552
Total liabilities	21,278	21,172

Stockholders’ Equity
Common stock	112	111
Surplus	400,188	395,871
Retained earnings	382,661	315,975
Accumulated other comprehensive income (loss), net of tax	(53,134)	(52,936)
Total equity	729,827	659,021
Total liabilities and stockholders’ equity	$751,105	$680,193

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Operations

	Year Ended December 31,
	2024	2023	2022
Income
Loans	$—	$3	$9
Securities and money market funds	46	46	25
Total interest income	46	49	34
Interest expense
Trust preferred securities	1,534	1,514	823
Subordinated debt	—	—	605
Total interest expense	1,534	1,514	1,428
Net interest expense	(1,488)	(1,465)	(1,394)
Provision for credit losses	—	4	—
Net interest expense after provision for credit losses	(1,488)	(1,461)	(1,394)
Other expense	5,106	5,227	2,767
Loss before undistributed earnings of subsidiary bank	(6,594)	(6,688)	(4,161)
Equity in undistributed earnings of subsidiary bank	71,284	82,101	62,357
Income before income tax benefit	64,690	75,413	58,196
Income tax benefit	1,996	1,855	1,229
Net income	$66,686	$77,268	$59,425

Comprehensive income	$66,488	$78,630	$12,631

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Cash Flows

	Year Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities
Net income	$66,686	$77,268	$59,425
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed earnings of subsidiary bank	(71,284)	(82,101)	(62,357)
Cash dividend from subsidiary bank	—	5,000	—
Other operating adjustments	9,054	9,697	6,351
Net cash provided by (used in) operating activities	4,456	9,864	3,419

Cash Flows From Investing Activities
Proceeds from loan payments	—	776	—
Net cash provided by (used in) investing activities	—	776	—

Cash Flows From Financing Activities
Redemption of common stock for tax withholdings for restricted stock vesting	(4,582)	(3,170)	(1,559)
Redemption of subordinated notes	—	—	(24,712)
Proceeds from issuance of common stock, net	—	—	—
Net cash provided by (used in) financing activities	(4,582)	(3,170)	(26,271)

Increase (decrease) in cash and cash equivalents	(126)	7,470	(22,852)
Cash and cash equivalents, beginning of year	16,946	9,476	32,328
Cash and cash equivalents, end of year	$16,820	$16,946	$9,476