Form 10-Q
period 2025-03-31
Metropolitan Bank Holding Corp.
filed 2025-05-02
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

YES ☐     NO ☒

There were 10,660,109 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of April 28, 2025.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that are difficult to predict and are generally beyond our control and that may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2025 and in this Quarterly Report on Form 10-Q. In addition, these factors include but are not limited to:

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2025	2024
Assets
Cash and due from banks	$18,572	$13,078
Overnight deposits	177,891	187,190
Total cash and cash equivalents	196,463	200,268
Investment securities available-for-sale, at fair value	523,542	482,085
Investment securities held-to-maturity (estimated fair value of $343.8 million and $366.7 million at March 31, 2025 and December 31, 2024, respectively)	398,973	428,557
Equity investment securities, at fair value	5,221	5,109
Total securities	927,736	915,751
Other investments	27,062	30,636
Loans, net of deferred fees and costs	6,342,122	6,034,076
Allowance for credit losses	(67,803)	(63,273)
Net loans	6,274,319	5,970,803
Other assets	190,718	183,291
Total assets	$7,616,298	$7,300,749
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand deposits	$1,384,524	$1,334,054
Interest-bearing deposits	5,064,768	4,648,919
Total deposits	6,449,292	5,982,973
Federal funds purchased	125,000	210,000
Federal Home Loan Bank of New York advances	160,000	240,000
Trust preferred securities	20,620	20,620
Secured and other borrowings	17,403	7,441
Other liabilities	106,137	109,888
Total liabilities	6,878,452	6,570,922

Common stock, $0.01 par value, 25,000,000 shares authorized, 11,295,160 and 11,197,625 shares issued; and 11,066,234 and 11,197,625 shares outstanding at March 31, 2025 and December 31, 2024, respectively	113	112
Additional paid in capital	398,823	400,188
Retained earnings	399,015	382,661
Accumulated other comprehensive income (loss), net of tax	(47,170)	(53,134)
Treasury stock, at cost, 228,926 and 0 shares at March 31, 2025 and December 31, 2024, respectively	(12,935)	—
Total stockholders’ equity	737,846	729,827
Total liabilities and stockholders’ equity	$7,616,298	$7,300,749

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2025	2024
Interest and dividend income
Loans, including fees	$110,865	$102,381
Securities	5,397	5,144
Overnight deposits	1,925	4,154
Other interest and dividends	583	656
Total interest income	118,770	112,335
Interest expense
Deposits	47,178	46,886
Borrowed funds	4,316	5,361
Trust preferred securities	324	379
Total interest expense	51,818	52,626

Net interest income	66,952	59,709
Provision for credit losses	4,506	528
Net interest income after provision for credit losses	62,446	59,181

Non-interest income
Service charges on deposit accounts	2,173	1,863
Global Payments Group revenue	—	4,069
Other income	1,465	1,072
Total non-interest income	3,638	7,004

Non-interest expense
Compensation and benefits	21,739	19,827
Bank premises and equipment	2,463	2,343
Professional fees	4,986	5,972
Technology costs	2,220	3,011
Licensing fees	2,474	3,276
FDIC assessments	2,967	2,925
Other expenses	5,873	4,546
Total non-interest expense	42,722	41,900

Net income before income tax expense	23,362	24,285
Income tax expense	7,008	8,082
Net income	$16,354	$16,203

Earnings per common share
Basic earnings	$1.46	$1.46
Diluted earnings	$1.45	$1.46

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	March 31,
	2025	2024
Net income	$16,354	$16,203

Other comprehensive income (loss), net of tax
Securities available-for-sale:
Unrealized gain (loss) arising during the period, net	6,990	(2,567)

Cash flow hedges:
Unrealized gain (loss) arising during the period, net	(395)	4,293
Reclassification adjustment for gains included in net income, net	(631)	(880)
Total	(1,026)	3,413

Total other comprehensive income (loss), net	5,964	846

Comprehensive income (loss), net	$22,318	$17,049

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share data)

	Common		Additional	Retained	AOCI (Loss),	Treasury
	Stock		Paid-in Capital	Earnings	Net	Stock	Total
	Shares	Amount
Three Months Ended
Balance at January 1, 2025	11,197,625	$112	$400,188	$382,661	$(53,134)	$—	$729,827
Issuance of common stock under stock compensation plans	150,357	1	—	—	—	—	1
Employee and non-employee stock-based compensation	—	—	1,826	—	—	—	1,826
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(52,822)	—	(3,191)	—	—	—	(3,191)
Treasury stock purchased	(228,926)	—	—	—	—	(12,935)	(12,935)
Net income	—	—	—	16,354	—	—	16,354
Other comprehensive income (loss)	—	—	—	—	5,964	—	5,964
Balance at March 31, 2025	11,066,234	$113	$398,823	$399,015	$(47,170)	$(12,935)	$737,846

Balance at January 1, 2024	11,062,729	111	395,871	315,975	(52,936)	—	659,021
Issuance of common stock under stock compensation plans	215,273	1	—	—	—	—	1
Employee and non-employee stock-based compensation	—	—	1,926	—	—	—	1,926
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(86,044)	—	(4,456)	—	—	—	(4,456)
Treasury stock purchased	—	—	—	—	—	—	—
Net income	—	—	—	16,203	—	—	16,203
Other comprehensive income (loss)	—	—	—	—	846	—	846
Balance at March 31, 2024	11,191,958	$112	$393,341	$332,178	$(52,090)	$—	$673,541

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$16,354	$16,203
Adjustments to reconcile net income to net cash:
Net depreciation, amortization, and accretion	(1,451)	(3,193)
Provision for credit losses	4,506	528
Stock-based compensation	1,826	1,926
Other, net	(112)	8
Net change in:
Receivable from global payments, net	—	(6,204)
Third-party debit cardholder balances	—	8,507
Other assets	(10,330)	4,784
Other liabilities	(3,028)	2,437
Net cash provided by (used in) operating activities	7,765	24,996

Cash flows from investing activities
Loan originations and payments, net	(306,187)	(90,473)
Redemptions of FRB and FHLB Stock	17,524	6,300
Purchases of FRB and FHLB Stock	(13,950)	(3)
Purchase of securities available-for-sale	(44,274)	(53,306)
Proceeds from paydowns and maturities of securities available-for-sale	12,898	12,314
Proceeds from paydowns and maturities of securities held-to-maturity	29,450	8,463
Purchase of premises and equipment	(2,186)	(111)
Net cash provided by (used in) investing activities	(306,725)	(116,816)

Cash flows from financing activities
Proceeds from (repayments of) federal funds purchased, net	(85,000)	(99,000)
Proceeds from (repayments of) FHLB advances, net	(80,000)	(140,000)
Redemption of common stock for tax withholdings for restricted stock vesting	(3,191)	(4,456)
Proceeds from (repayments of) secured and other borrowings, net	9,962	99,964
Net increase (decrease) in deposits	466,319	500,250
Purchase of treasury stock	(12,935)	—
Net cash provided by (used in) financing activities	295,155	356,758

Increase (decrease) in cash and cash equivalents	(3,805)	264,938
Cash and cash equivalents at the beginning of the period	200,268	269,465
Cash and cash equivalents at the end of the period	$196,463	$534,403

Supplemental information
Cash paid for:
Interest	$50,552	$51,874
Income Taxes	$8,174	$11,367

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

The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or for any other period.

The unaudited financial statements presented in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC.

NOTE 3 — SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted ASU 2023-07 “Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures” on January 1, 2024. The Company has determined that all of its banking divisions meet the aggregation criteria of ASC 280 as its current operating model is structured whereby banking divisions serve a similar base of primarily commercial clients utilizing a company-wide offering of similar products and services managed through similar processes and platforms that are collectively reviewed by the Company’s Chief Executive Officer, who has been identified as the chief operating decision maker.

NOTE 4 — INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of AFS and HTM debt securities and equity investments and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses recognized in earnings (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At March 31, 2025	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,999	$—	$(3,395)	$64,604
U.S. State and Municipal securities	11,302	—	(1,745)	9,557
Residential MBS	462,627	1,713	(61,228)	403,112
Commercial MBS	46,008	28	(2,328)	43,708
Asset-backed securities	2,618	—	(57)	2,561
Total securities available-for-sale	$590,554	$1,741	$(68,753)	$523,542

Held-to-Maturity Securities:
U.S. Treasury securities	$9,950	$—	$(224)	$9,726
U.S. State and Municipal securities	15,256	—	(1,927)	13,329
Residential MBS	365,704	—	(52,212)	313,492
Commercial MBS	8,063	—	(776)	7,287
Total securities held-to-maturity	$398,973	$—	$(55,139)	$343,834

Equity Investments:
CRA Mutual Fund	$5,542	$—	$(321)	$5,221
Total equity investment securities	$5,542	$—	$(321)	$5,221

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2024	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,999	$—	$(4,247)	$63,752
U.S. State and Municipal securities	11,341	—	(1,841)	9,500
Residential MBS	430,968	854	(68,754)	363,068
Commercial MBS	46,094	—	(2,966)	43,128
Asset-backed securities	2,677	—	(40)	2,637
Total securities available-for-sale	$559,079	$854	$(77,848)	$482,085

Held-to-Maturity Securities:
U.S. Treasury securities	$29,938	$—	$(410)	$29,528
U.S. State and Municipal securities	15,319	—	(1,686)	13,633
Residential MBS	375,232	—	(58,866)	316,366
Commercial MBS	8,068	—	(876)	7,192
Total securities held-to-maturity	$428,557	$—	$(61,838)	$366,719

Equity Investments:
CRA Mutual Fund	$5,503	$—	$(394)	$5,109
Total equity investment securities	$5,503	$—	$(394)	$5,109

There were no proceeds from sales or calls of AFS securities for the three months ended March 31, 2025 and 2024.

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

	Held-to-Maturity		Available-for-Sale
At March 31, 2025	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$9,950	$9,726	$47,999	$46,994
After 1 year through 5 years	8,063	7,286	23,716	22,086
After 5 years through 10 years	800	762	18,703	17,435
After 10 years	380,160	326,060	500,136	437,027
Total Securities	$398,973	$343,834	$590,554	$523,542

	Held-to-Maturity		Available-for-Sale
At December 31, 2024	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$29,938	$29,527	$38,000	$36,954
After 1 year through 5 years	8,068	7,192	34,009	31,569
After 5 years through 10 years	858	809	18,819	17,168
After 10 years	389,693	329,191	468,251	396,394
Total Securities	$428,557	$366,719	$559,079	$482,085

At March 31, 2025, there was $761.7 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $60.7 million was encumbered. At December 31, 2024, there were $750.3 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $65.5 million was encumbered.

At March 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. At March 31, 2025 and December

31, 2024, all of the residential MBS and commercial MBS held by the Company were issued by U.S. Government-sponsored entities and agencies.

The following tables present debt securities with unrealized/unrecognized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At March 31, 2025	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$64,604	$(3,395)	$64,604	$(3,395)
U.S. State and Municipal securities	—	—	9,557	(1,745)	9,557	(1,745)
Residential MBS	38,587	(309)	256,686	(60,919)	295,273	(61,228)
Commercial MBS	10,595	(79)	23,661	(2,249)	34,256	(2,328)
Asset-backed securities	—	—	2,561	(57)	2,561	(57)
Total securities available-for-sale	$49,182	$(388)	$357,069	$(68,365)	$406,251	$(68,753)

Held-to-Maturity Securities:
U.S. Treasury securities	$—	$—	$9,726	$(224)	$9,726	$(224)
U.S. State and Municipal securities	—	—	13,329	(1,927)	13,329	(1,927)
Residential MBS	—	—	313,492	(52,212)	313,492	(52,212)
Commercial MBS	—	—	7,287	(776)	7,287	(776)
Total securities held-to-maturity	$—	$—	$343,834	$(55,139)	$343,834	$(55,139)

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2024	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$63,752	$(4,247)	$63,752	$(4,247)
U.S. State and Municipal securities	—	—	9,500	(1,841)	9,500	(1,841)
Residential MBS	46,859	(1,104)	258,763	(67,650)	305,622	(68,754)
Commercial MBS	19,624	(410)	23,504	(2,556)	43,128	(2,966)
Asset-backed securities	—	—	2,637	(40)	2,637	(40)
Total securities available-for-sale	$66,483	$(1,514)	$358,156	$(76,334)	$424,639	$(77,848)

Held-to-Maturity Securities:
U.S. Treasury securities	$—	$—	$29,528	$(410)	$29,528	$(410)
U.S. State and Municipal securities	—	—	13,633	(1,686)	13,633	(1,686)
Residential MBS	—	—	316,366	(58,866)	316,366	(58,866)
Commercial MBS	—	—	7,192	(876)	7,192	(876)
Total securities held-to-maturity	$—	$—	$366,719	$(61,838)	$366,719	$(61,838)

Except for U.S. State and Municipal securities, the Company has a zero loss expectation for its HTM securities portfolio, and therefore has no ACL related to these securities. Obligations of U.S. State and Municipal securities were rated investment grade and the associated ACL was immaterial at March 31, 2025 and December 31, 2024

AFS securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. The unrealized losses on AFS securities are primarily due to the changes in market interest rates subsequent to purchase. In addition, the Company does not intend, nor would it be required, to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no ACL was recognized during the three months ended March 31, 2025 and 2024.

NOTE 5 — LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans, net of deferred costs and fees, consist of the following (in thousands):

	At	At
	March 31,	December 31,
	2025	2024
Real estate
Commercial	$4,595,466	$4,317,361
Construction	228,826	206,960
Multi-family	388,734	376,737
One-to four-family	90,232	90,880
Total real estate loans	5,303,258	4,991,938
Commercial and industrial	1,044,715	1,046,146
Consumer	11,847	12,961
Total loans	6,359,820	6,051,045
Deferred fees, net of origination costs	(17,698)	(16,969)
Loans, net of deferred fees and costs	6,342,122	6,034,076
Allowance for credit losses	(67,803)	(63,273)
Net loans	$6,274,319	$5,970,803

At March 31, 2025, $3.2 billion of loans were pledged to support wholesale funding, of which $289.2 million were encumbered. At December 31, 2024, $3.3 billion of loans were pledged to support wholesale funding, of which $348.8 million were encumbered.

The following tables present the activity in the ACL for funded loans by segment. The portfolio segments represent the categories that the Company uses to determine its ACL (in thousands):

				Multi-	One-to four-
Three months ended March 31, 2025	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$42,070	$10,991	$1,962	$7,290	$577	$383	$63,273
Provision/(credit) for credit losses	2,577	1,262	556	(31)	25	79	4,468
Loans charged-off	—	—	—	—	—	(118)	(118)
Recoveries	—	180	—	—	—	—	180
Total ending allowance balance	$44,647	$12,433	$2,518	$7,259	$602	$344	$67,803

				Multi-	One-to four-
Three months ended March 31, 2024	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$35,635	$11,207	$1,765	$8,215	$663	$480	$57,965
Provision/(credit) for credit losses	1,068	(270)	(53)	(44)	(142)	15	574
Loans charged-off	—	—	—	—	—	(3)	(3)
Recoveries	1	—	—	—	—	1	2
Total ending allowance balance	$36,704	$10,937	$1,712	$8,171	$521	$493	$58,538

Net recoveries for the three months ended March 31, 2025 were $62,000. Net charge-offs for the three months ended March 31, 2024 were $1,000.

The following tables present the activity in the ACL for unfunded loan commitments (in thousands):

	Three months ended March 31,
	2025	2024
Balance at the beginning of period	$2,008	$1,181
Provision/(credit) for credit losses	38	(46)
Total ending allowance balance	$2,046	$1,135

The following tables present the recorded investment in non-accrual loans and loans past due 90 days and greater and still accruing, by class of loans (in thousands):

			Loans Past Due
		Non-accrual	90 Days and
		Without an	Greater and
At March 31, 2025	Non-accrual	ACL	Still Accruing
Commercial real estate	$25,087	$25,087	$—
Commercial & industrial	8,989	6,989	—
One-to-four family	446	446	—
Consumer	—	—	22
Total	$34,522	$32,522	$22

			Loans Past Due
		Non-accrual	90 Days and
		Without an	Greater and
At December 31, 2024	Non-accrual	ACL	Still Accruing
Commercial real estate	$25,087	$25,087	$—
Commercial & industrial	6,989	6,989	—
One-to-four family	452	452	—
Consumer	—	—	72
Total	$32,528	$32,528	$72

Interest income on non-accrual loans recognized on a cash basis for the three months ended March 31, 2025 and 2024 was immaterial.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

			Non-accrual or
	30-59	60-89	90 Days and	Total Past	Current
At March 31, 2025	Days	Days	Greater	Due	Loans	Total
Commercial real estate	$3,860	$—	$25,087	$28,947	$4,566,519	$4,595,466
Commercial & industrial	—	—	8,989	8,989	1,035,726	1,044,715
Construction	—	—	—	—	228,826	228,826
Multi-family	4,745	5,363	—	10,108	378,626	388,734
One-to four-family	2,520	—	446	2,966	87,266	90,232
Consumer	142	32	22	196	11,651	11,847
Total	$11,267	$5,395	$34,544	$51,206	$6,308,614	$6,359,820

			Non-accrual or
	30-59	60-89	90 Days and	Total Past	Current
At December 31, 2024	Days	Days	Greater	Due	Loans	Total
Commercial real estate	$7,115	$—	$25,087	$32,202	$4,285,159	$4,317,361
Commercial & industrial	—	—	6,989	6,989	1,039,157	1,046,146
Construction	—	—	—	—	206,960	206,960
Multi-family	—	—	—	—	376,737	376,737
One-to four-family	2,049	—	452	2,501	88,379	90,880
Consumer	124	22	72	218	12,743	12,961
Total	$9,288	$22	$32,600	$41,910	$6,009,135	$6,051,045

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

The following table presents loan balances by credit quality indicator and year of origination at March 31, 2025 and charge-offs for the three months ended March 31, 2025 (in thousands):

						2020
	2025	2024	2023	2022	2021	& Prior	Revolving	Total
CRE
Pass	$836,700	$1,426,536	$987,682	$797,354	$212,989	$248,397	$26,692	$4,536,350
Special Mention	—	19,774	—	—	14,255	—	—	34,029
Substandard	—	1,087	—	24,000	—	—	—	25,087
Total	$836,700	$1,447,397	$987,682	$821,354	$227,244	$248,397	$26,692	$4,595,466

Construction
Pass	$55,039	$63,073	$72,302	$8,886	$—	$—	$29,526	$228,826
Total	$55,039	$63,073	$72,302	$8,886	$—	$—	$29,526	$228,826

Multi-family
Pass	$58,615	$77,431	$37,808	$73,961	$62,740	$23,825	$3,115	$337,495
Substandard	—	—	—	30,300	20,939	—	—	51,239
Total	$58,615	$77,431	$37,808	$104,261	$83,679	$23,825	$3,115	$388,734

One-to four-family
Current	$—	$—	$45,000	$3,387	$—	$38,879	$—	$87,266
Past Due	—	—	—	—	—	2,966	—	2,966
Total	$—	$—	$45,000	$3,387	$—	$41,845	$—	$90,232

C&I
Pass	$48,042	$207,040	$87,238	$108,503	$60,001	$13,734	$460,759	$985,317
Substandard	—	—	9,140	30,876	4,197	—	15,185	59,398
Total	$48,042	$207,040	$96,378	$139,379	$64,198	$13,734	$475,944	$1,044,715

Consumer
Current	$—	$—	$—	$—	$—	$11,651	$—	$11,651
Past due	—	—	—	—	—	196	—	196
Total	$—	$—	$—	$—	$—	$11,847	$—	$11,847

Total
Pass/Current	$998,396	$1,774,080	$1,230,030	$992,091	$335,730	$336,486	$520,092	$6,186,905
Special Mention	—	19,774	—	—	14,255	—	—	34,029
Substandard/Past due	—	1,087	9,140	85,176	25,136	3,162	15,185	138,886
Total	$998,396	$1,794,941	$1,239,170	$1,077,267	$375,121	$339,648	$535,277	$6,359,820

Charge-offs
Consumer	$—	$—	$—	$—	$—	$118	$—	$118

At March 31, 2025, there were $25.1 million and $51.2 million of CRE and Multi-family substandard classified collateral dependent loans, respectively.

The following table presents loan balances by credit quality indicator and year of origination at December 31, 2024 (in thousands):

						2019
	2024	2023	2022	2021	2020	& Prior	Revolving	Total
CRE
Pass	$1,613,785	$1,114,212	$927,851	$241,340	$125,676	$149,727	$26,569	$4,199,160
Special Mention	73,859	—	5,000	14,255	—	—	—	93,114
Substandard	1,087	—	24,000	—	—	—	—	25,087
Total	$1,688,731	$1,114,212	$956,851	$255,595	$125,676	$149,727	$26,569	$4,317,361

Construction
Pass	$104,503	$65,231	$8,693	$—	$—	$—	$28,533	$206,960
Total	$104,503	$65,231	$8,693	$—	$—	$—	$28,533	$206,960

Multi-family
Pass	$110,440	$38,143	$74,120	$63,086	$23,005	$13,480	$3,224	$325,498
Substandard	—	—	30,300	20,939	—	—	—	51,239
Total	$110,440	$38,143	$104,420	$84,025	$23,005	$13,480	$3,224	$376,737

One-to four-family
Current	$—	$45,000	$3,469	$—	$9,531	$30,379	$—	$88,379
Past Due	—	—	—	—	—	2,501	—	2,501
Total	$—	$45,000	$3,469	$—	$9,531	$32,880	$—	$90,880

C&I
Pass	$238,850	$96,201	$119,601	$62,865	$14,987	$1,929	$452,477	$986,910
Special Mention	—	1,497	10,246	—	—	—	1,000	12,743
Substandard	—	7,643	20,968	4,697	—	—	13,185	46,493
Total	$238,850	$105,341	$150,815	$67,562	$14,987	$1,929	$466,662	$1,046,146

Consumer
Current	$—	$—	$—	$—	$—	$12,743	$—	$12,743
Past due	—	—	—	—	—	218	—	218
Total	$—	$—	$—	$—	$—	$12,961	$—	$12,961

Total
Pass/Current	$2,067,578	$1,358,787	$1,133,734	$367,291	$173,199	$208,258	$510,803	$5,819,650
Special Mention	73,859	1,497	15,246	14,255	—	—	1,000	105,857
Substandard/Past due	1,087	7,643	75,268	25,636	—	2,719	13,185	125,538
Total	$2,142,524	$1,367,927	$1,224,248	$407,182	$173,199	$210,977	$524,988	$6,051,045

Charge-offs
Consumer	$—	$—	$—	$—	$—	$247	$—	$247

At December 31, 2024, there were $24.0 million and $51.2 million of CRE and Multi-family substandard classified collateral dependent loans, respectively.

The following tables show the amortized cost basis of modified loans to borrowers experiencing financial difficulty during the periods indicated (in thousands):

			Modifications
			as a % of
Three months ended March 31, 2025	Extension	Total	Loan Class
Multi-family	$51,239	$51,239	13.2%
Total	$51,239	$51,239	13.2%

			Modifications
			as a % of
Three months ended March 31, 2024	Extension	Total	Loan Class
Commercial & industrial	$7,000	$7,000	0.7%
Total	$7,000	$7,000	0.7%

The following table describes the types of modifications made to borrowers experiencing financial difficulty:

Types of Modifications
Weighted
Average
Interest
	Term	Rate
	Extension	Reduction
Three months ended March 31, 2025
Multi-family	6-12 months	—

	Types of Modifications
		Weighted
		Average
		Interest
	Term	Rate
	Extension	Reduction
Three months ended March 31, 2024
Commercial & industrial	11-12 months	4.0%

There were $7.0 million of loans that had a payment default during the three months ended March 31, 2025 that were  modified in the prior 12 months before default to borrowers experiencing financial difficulty. There were no loans that had a payment default during the three months ended March 31, 2024 that were  modified in the prior 12 months before default to borrowers experiencing financial difficulty.

NOTE 6 — BORROWINGS

Borrowings consisted of the following (in thousands):

			Interest Expense
	At	At	Three months ended
	March 31,	December 31,	March 31,
	2025	2024	2025	2024
Federal funds purchased and securities sold under agreements to repurchase	$125,000	$210,000	$1,410	$151
Federal Home Loan Bank of New York advances	$160,000	$240,000	$2,755	$4,129

Secured and other borrowings:
Secured borrowings	$17,403	$7,441	N/A	N/A
Federal Reserve Bank term loan	$—	$—	$—	$1,081

N.A. – not applicable

Federal funds purchased are generally overnight transactions and had a weighted average interest rate of 4.42% at March 31, 2025. The FHLBNY advances are generally short-term transactions and have a fixed weighted average interest rate of 4.47%.

Secured borrowings are loan participation agreements with counterparties where the transfer of the participation interest did not qualify for sale treatment under GAAP.

The Federal Reserve established the Bank Term Funding Program (“BTFP”) on March 12, 2023 as a funding source for eligible depository institutions. The BTFP provides short-term liquidity (up to one year) against the par value of certain high-quality collateral, such as U.S. Treasury securities. The BTFP ceased making new loans as scheduled on March 11, 2024. At March 31, 2025 and December 31, 2024, the Company had no outstanding FRB term loans under the BTFP.

At March 31, 2025, the Company had cash on deposit with the Federal Reserve Bank of New York and available secured wholesale funding borrowing capacity of $2.9 billion.

NOTE 7 —  STOCKHOLDERS’ EQUITY

On March 12, 2025, the Company publicly announced that its board of directors approved a share repurchase plan with authorization to purchase up to $50.0 million dollars of the Company’s common stock. During the three months ended March 31, 2025, the Company repurchased 228,926 shares of the Company’s common stock at an average cost of $55.80 per share. At March 31, 2025, treasury stock, at cost, was $12.9 million. At March 31, 2025, $37.2 million remained available under the currently authorized share repurchase plan.

The Company may repurchase shares of common stock from time to time on the open market or by other means in accordance with applicable securities laws and other restrictions, including, in part, under a Rule 10b5-1 plan. The number of shares to be repurchased and the timing of additional repurchases, if any, will depend on several factors, including market conditions, prevailing share price, corporate and regulatory requirements, and other considerations. The share repurchase plan has no expiration date, may be discontinued or suspended at any time and does not obligate the Company to acquire any amount of its common stock.

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

	Three months ended March 31,
	2025	2024
Basic
Net income available to common stockholders	$16,354	$16,203

Weighted average common shares outstanding	11,215,118	11,132,989

Basic earnings per common share	$1.46	$1.46

Diluted
Net income allocated to common stockholders	$16,354	$16,203

Weighted average common shares outstanding for basic earnings per common share	11,215,118	11,132,989
Add: Dilutive effects of assumed vesting of performance based restricted stock units	19,697	—
Add: Dilutive effects of assumed vesting of restricted stock units	46,560	—
Average shares and dilutive potential common shares	11,281,375	11,132,989

Dilutive earnings per common share	$1.45	$1.46

For the three months ended March 31, 2025, all performance based restricted stock units and restrictive stock units were considered in computing diluted earnings per common share. For the three months ended March 31, 2024, 294,744 restricted stock units were not considered in the calculation of diluted earnings per share as their inclusion would be anti-dilutive. There were no outstanding performance restricted stock units at March 31, 2024.

NOTE 9 — STOCK COMPENSATION PLAN

Equity Incentive Plan

At March 31, 2025, the Company maintained three stock compensation plans, the Amended and Restated 2022 Equity Incentive Plan (the “2022 EIP”), the 2019 Equity Incentive Plan (the “2019 EIP”) and the 2009 Equity Incentive Plan (the “2009 EIP”). The 2019 EIP expired on May 31, 2022 but has outstanding restricted stock awards subject to vesting schedules.

The 2022 EIP was approved on May 31, 2022 by the stockholders of the Company. On May 29, 2024, the stockholders of the Company approved the amendment and restatement of the 2022 EIP increasing the number of shares of common stock that may be issued under the plan by 358,000. Under the Amended and Restated 2022 EIP, the remaining maximum number of shares of stock that may be delivered to participants in the form of restricted stock, restricted stock units and stock options, including ISOs and non-qualified stock options is 125,160 at March 31, 2025, subject to adjustment as set forth in the 2022 EIP, plus any awards that are made available under the 2019 EIP after March 15, 2022.

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

In the first quarter of 2025 and 2024, 133,359 and 168,469 restricted stock grants were issued to certain key personnel, respectively. One-third of these shares vest each year for three years beginning on March 1, 2026 and March 1, 2025, respectively. Total compensation cost that has been charged against income for restricted stock grants was $1.6 million for the three months ended March 31, 2025, and 2024. As of March 31, 2025, there was $13.0 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.35 years.

In January 2025, 27,500 restricted shares were granted to members of the Board of Directors, which fully vest one-year from the grant date. In January 2024, 27,500 restricted shares were granted to members of the Company’s Board of Directors. These shares vested in January 2025. Total expense for the awards granted to members of the Board of Directors was $452,000 and $337,000 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, total unrecognized expense for these awards was $1.4 million.

The following table summarizes the changes in the Company’s restricted stock grants:

	Three months ended
	March 31, 2025
		Weighted Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
Outstanding, beginning of period	277,095	$50.59
Granted	160,859	61.10
Forfeited	—	—
Vested	(150,357)	53.44
Outstanding at end of period	287,597	$54.98

Performance-Based Stock Units

During the second quarter of 2022, the Company established a long-term incentive award program under the 2022 EIP. Under the program, 52,807 PRSUs were awarded in the first quarter of 2025, which vest over a three-year period beginning in March 2026 if certain performance criteria are met. In the second quarter of 2024, 73,260 PRSUs were awarded, of which 31,746 met the performance criteria and will vest over a three-year period beginning in June 2025. The weighted average service inception date fair value of the outstanding awarded shares was $4.3 million. Total compensation cost that has been charged/(reversed) against income for these PRSUs was ($246,000) and $0 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Other than derivative contracts, the Company did not have any liabilities that were measured at fair value at March 31, 2025 and December 31, 2024. AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain loans where the carrying value is based on the fair value of the underlying collateral. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, in markets that are not active; or other inputs that are observable or can be corroborated by observable market data

Level 3: Significant unobservable inputs that reflect a reporting entity’s own judgments about the assumptions that market participants would use in pricing an asset or liability.

Assets and Liabilities Measured on a Recurring Basis

Assets measured on a recurring basis are limited to the Company’s AFS securities portfolio, equity investments, and derivative contracts. The AFS portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Equity investments are carried at estimated fair value with changes in fair value reported on the statements of operations. Outstanding derivative contracts designated as cash flow hedges are carried at estimated fair value with changes in fair value reported as accumulated other comprehensive income or loss in shareholders’ equity. Outstanding derivatives not designated as hedges are carried at estimated fair value with changes in fair value reported as non-interest income. The fair values for substantially all of these assets are obtained monthly from an independent nationally recognized pricing service. On a quarterly basis, the Company assesses the reasonableness of the fair values obtained for the AFS portfolio by reference to a second independent nationally recognized pricing service. Based on the nature of these securities, the Company’s independent pricing service provides prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in the Company’s portfolio. Various modeling techniques are used to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, the Company obtains the models, inputs and assumptions utilized by its pricing service and reviews them for reasonableness. Other than derivative contracts, the Company does not have any liabilities that were measured at fair value on a recurring basis

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At March 31, 2025
U.S. Government agency securities	$64,604	$—	$64,604	$—
U.S. State and Municipal securities	9,557	—	9,557	—
Residential mortgage securities	403,112	—	403,112	—
Commercial mortgage securities	43,708	—	43,708	—
Asset-backed securities	2,561	—	2,561	—
CRA Mutual Fund	5,221	5,221	—	—
Derivative assets	1,140	—	1,140	—
Derivative liabilities	2,324	—	2,324	—

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

At December 31, 2024
U.S. Government agency securities	$63,752	$—	$63,752	$—
U.S. State and Municipal securities	9,500	—	9,500	—
Residential mortgage securities	363,068	—	363,068	—
Commercial mortgage securities	43,128	—	43,128	—
Asset-backed securities	2,637	—	2,637	—
CRA Mutual Fund	5,109	5,109	—	—
Derivative assets	919	—	919	—
Derivative liabilities	1,539	—	1,539	—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2025 and 2024.

There were no material assets measured at fair value on a non-recurring basis at March 31, 2025 and December 31, 2024.

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

Carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At March 31, 2025	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$18,572	$18,572	$—	$—	$18,572
Overnight deposits	177,891	177,891	—	—	177,891
Securities held-to-maturity	398,973	—	343,834	—	343,834
Loans, net	6,274,319	—	—	6,324,657	6,324,657
Other investments
FRB Stock	11,410	N/A	N/A	N/A	N/A
FHLB Stock	13,654	N/A	N/A	N/A	N/A
Disability Fund	1,500	—	1,500	—	1,500
Time deposits at banks	498	498	—	—	498
Accrued interest receivable	34,757	—	1,961	32,796	34,757

Financial Liabilities:
Non-interest-bearing demand deposits	$1,384,524	$1,384,524	$—	$—	$1,384,524
Money market and savings deposits	4,930,910	4,930,910	—	—	4,930,910
Time deposits	133,858	—	133,771	—	133,771
Federal funds purchased	125,000	—	125,000	—	125,000
Federal Home Loan Bank of New York advances	160,000	—	160,082	—	160,082
Trust preferred securities payable	20,620	—	—	20,024	20,024
Accrued interest payable	3,075	1,029	1,712	334	3,075
Secured and other borrowings	17,403	—	17,403	—	17,403

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2024	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$13,078	$13,078	$—	$—	$13,078
Overnight deposits	187,190	187,190	—	—	187,190
Securities held-to-maturity	428,557	—	366,719	—	366,719
Loans, net	5,970,803	—	—	5,878,582	5,878,582
Other investments
FRB Stock	11,410	N/A	N/A	N/A	N/A
FHLB Stock	17,228	N/A	N/A	N/A	N/A
Disability Fund	1,500	—	1,500	—	1,500
Time deposits at banks	498	498	—	—	498
Accrued interest receivable	33,209	—	2,105	31,104	33,209

Financial Liabilities:
Non-interest-bearing demand deposits	$1,334,054	$1,334,054	$—	$—	$1,334,054
Money market and savings deposits	4,523,522	4,523,522	—	—	4,523,522
Time deposits	125,397	—	125,288	—	125,288
Federal funds purchased	210,000	—	210,000	—	210,000
Federal Home Loan Bank of New York advances	240,000	—	240,000	—	240,000
Trust preferred securities payable	20,620	—	—	20,024	20,024
Accrued interest payable	1,809	12	1,436	361	1,809
Secured and other borrowings	7,441	—	7,441	—	7,441

NOTE 11 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of Other Comprehensive Income (Loss) (in thousands):

	Three months ended			Three months ended
	March 31, 2025			March 31, 2024
	Before	Tax	After	Before	Tax	After
	Tax	Effect	Tax	Tax	Effect	Tax
Unrealized gain (loss) arising on AFS securities
Unrealized gain (loss) arising during the period	$9,982	$(2,992)	$6,990	$(4,488)	$1,921	$(2,567)

Unrealized gain (loss) arising on cash flow hedges
Unrealized gain (loss) arising during the period	$(564)	$169	$(395)	$6,087	$(1,794)	$4,293
Reclassification adjustment for gain included in net income	(911)	280	(631)	(1,251)	371	(880)
Net Change	(1,475)	449	(1,026)	4,836	(1,423)	3,413
Total other comprehensive income (loss)	$8,507	$(2,543)	$5,964	$348	$498	$846

The following table presents the after-tax changes in the balances of each component of Accumulated Other Comprehensive Income (Loss) at the dates indicated (in thousands):

			Total
			Accumulated
			Other
	AFS	Cash Flow	Comprehensive
	Securities	Hedge	Income (Loss)
Balance at January 1, 2025	$(53,331)	$197	$(53,134)
Other comprehensive income (loss) arising during the period, net of tax	6,990	(1,026)	5,964
Balance at March 31, 2025	$(46,341)	$(829)	$(47,170)

Balance at January 1, 2024	$(54,684)	$1,748	$(52,936)
Unrealized gain (loss) arising during the period, net of tax	(2,567)	4,280	1,713
Reclassification adjustment for gain included in net income, net of tax	—	(867)	(867)
Other comprehensive income (loss) arising during the period, net of tax	(2,567)	3,413	846
Balance at March 31, 2024	$(57,251)	$5,161	$(52,090)

The following table shows the amounts reclassified out of AOCI for the realized gain on cash flow hedges (in thousands):

			Affected line item in
	Three months ended		the Consolidated Statements
	March 31,		of Operations
	2025	2024
Realized gain on sale of AFS securities	$—	$—	Gain on Sale of Securities
Income tax (expense) benefit	—	—	Income tax expense
Total reclassifications, net of income tax	$—	$—

Realized gain (loss) on derivative cash flow hedges	$(911)	$(1,251)	Licensing fees
Income tax (expense) benefit	280	371	Income tax expense
Total reclassifications, net of income tax	$(631)	$(880)

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

The following off-balance-sheet financial instruments, whose contract amounts represent credit risk, are outstanding (in thousands):

	At March 31, 2025		At December 31, 2024
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Unused loan commitments	$108,165	$577,204	$108,561	$586,821
Standby and commercial letters of credit	29,019	—	31,920	—
	$137,184	$577,204	$140,481	$586,821

A commitment to extend credit is a legally binding agreement to lend to a client as long as there is no violation of any condition established in the contract. These commitments do not necessarily represent future cash requirements and generally expire within two years. At March 31, 2025, the Company’s fixed rate loan commitments had interest rates ranging from 3.0% to 9.3% and the Company’s variable rate loan commitments had interest rates ranging from 6.5% to 11.5%. At December 31, 2024, the Company’s fixed rate loan commitments had interest rates ranging from 3.0% to 9.3% and the Company’s variable rate loan commitments had interest rates ranging from 6.3% to 11.5%. The amount of collateral obtained, if any, by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Company or other financial institutions and securities.

The Company’s stand-by letters of credit amounted to $29.0 million and $31.9 million as of March 31, 2025 and December 31, 2024, respectively. The Company’s stand-by letters of credit are collateralized by interest-bearing accounts of $22.2 million and $24.1 million as of March 31, 2025 and December 31, 2024, respectively.

Legal and Regulatory Proceedings

There have been investigations by governmental entities concerning a prepaid debit card product program that was offered by the GPG BaaS business. These include investigations involving the Company and the Bank by the Board of Governors of the FRB and certain state authorities, including the NYSDFS. During the early stages of the COVID-19 pandemic, third parties used this prepaid debit card product to establish unauthorized accounts and to receive unauthorized government benefits payments, including unemployment insurance benefits payments made pursuant to the Coronavirus Aid, Relief, and Economic Security Act from many states. The Company ceased accepting new accounts from this program manager in July 2020 and exited its relationship with this program manager in August 2020. The Company has cooperated in these investigations. In 2023, the Bank entered into separate consensual resolutions with each of the FRB and the NYSDFS with respect to their investigations, each of which investigations is now closed as a result of such orders. In the fourth quarter of 2024, the Company also resolved an investigation by the Attorney General of the State of Washington related to this program.

In addition to the matters described above, the Company is subject to various other pending and threatened legal actions relating to the conduct of its business activities, as well as inquiries and investigations from regulators. While the future outcome of litigation or regulatory matters cannot be determined at this time, in the opinion of management, as of

March 31, 2025, the aggregate liability, if any, arising out of any such other pending or threatened matters are not expected to be material to the Company’s financial condition, results of operations, and liquidity.

NOTE 13 — REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers that are in the scope of ASC 606, Revenue from Contracts with Customers, are recognized in non-interest income. The following table presents the Company’s revenue from contracts with customers (in thousands):

	Three months ended March 31,
	2025	2024
Service charges on deposit accounts	$2,173	$1,863
Global Payments Group revenue	—	4,069
Other service charges and fees	1,392	1,095
Total	$3,565	$7,027

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

NOTE 14 — DERIVATIVES

On occasion, the Company enters into derivative contracts as a part of its asset liability management strategy to help manage its interest rate risk position. At March 31, 2025, these derivatives had a notional amount of $1.1 billion and contractual maturities ranging from August 1, 2025 to August 1, 2027. The notional amount of the derivatives does not represent the amount exchanged by the parties. The derivatives were designated as cash flow hedges of certain deposit liabilities and borrowings of the Company. The hedges were determined to be highly effective during the three months ended March 31, 2025. The Company expects the hedges to remain highly effective during the remaining term of the derivatives.

In addition, the Company periodically enters into certain commercial loan interest rate swap agreements to provide commercial loan clients the ability to convert loans from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively converts the client’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party to offset its exposure on the variable and fixed components of the client agreement. As the interest rate swap agreements with the clients and third parties are not designated as hedges, the instruments are marked to market in earnings. At March 31, 2025, these interest rate swaps have a notional amount of $69.0 million and a contractual maturity of August 15, 2028.

The following tables reflect the derivatives recorded on the balance sheet (in thousands):

		Fair Value
	Notional	Other	Other
	Amount	Assets	Liabilities
At March 31, 2025
Derivatives designated as hedges:
Interest rate swaps related to client deposits and borrowings	$1,050,000	$403	$1,587

Derivatives not designated as hedges:
Interest rate swaps	$69,000	$737	$737

At December 31, 2024
Derivatives designated as hedges:
Interest rate swaps related to client deposits and borrowings	$550,000	$585	$1,205

Derivatives not designated as hedges:
Interest rate swaps	$69,000	$334	$334

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Background

The Company is a bank holding company headquartered in New York, New York and registered under the BHC Act. Through its wholly owned bank subsidiary, Metropolitan Commercial Bank a New York state-chartered commercial bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and individuals primarily in the New York metropolitan area. See the “GLOSSARY OF COMMON TERMS AND ACRONYMS” for the definition of certain terms and acronyms used throughout this Form 10-Q.

The Company’s primary market includes the New York metropolitan area, specifically Manhattan and the outer boroughs, and Nassau County, New York. This market is well-diversified and represents a large market for middle market businesses (defined as businesses with annual revenue of $5 million to $400 million). The Company’s market area has a diversified economy with the majority of employment provided by services, wholesale/retail trade, finance/insurance/real estate, technology companies and construction. A relationship-led strategy has provided the Company with select opportunities in other U.S. markets, with a particular focus on South Florida.

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

Recent Events

On April 23, 2025, the Company announced that the capital plan recently approved by its board of directors contemplates the declaration of a quarterly cash dividend on the Company’s common stock as early as the third quarter of 2025, subject to approval by the board of directors. The Company will announce the size, record date and payment date for a quarterly dividend on its common stock, if any, upon approval and declaration of the dividend by the Company’s board of directors in accordance with applicable securities, corporate and banking laws, rules, regulations, and guidance. The approval and declaration of any dividends are subject to the discretion of the board of directors, which may change at any time or from time to time. The Company noted that the timing, manner and amount of any dividend payment, or any other capital action contemplated by the Company’s capital plan, is subject to various factors, including the Company’s capital position and prevailing market conditions.

On March 12, 2025, the Company publicly announced that its board of directors approved a share repurchase plan with authorization to purchase up to $50.0 million dollars of the Company’s common stock. During the three months ended March 31, 2025, the Company repurchased 228,926 shares of the Company’s common stock at an average cost of $55.80 per share. At March 31, 2025, $37.2 million remained available under the currently authorized share repurchase plan.

The Company may repurchase shares of common stock from time to time on the open market or by other means in accordance with applicable securities laws and other restrictions, including, in part, under a Rule 10b5-1 plan. The number of shares to be repurchased and the timing of additional repurchases, if any, will depend on several factors, including market conditions, prevailing share price, corporate and regulatory requirements, and other considerations. The share repurchase plan has no expiration date, may be discontinued or suspended at any time and does not obligate the Company to acquire any amount of its common stock.

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

One of the more significant judgments involved in estimating the Company’s ACL relates to the macroeconomic forecasts used to estimate credit losses and the relative weightings applied to them. To illustrate the impact of changes in these forecasts to the Company’s ACL, the Company performed a hypothetical sensitivity analysis that decreased the weight on the baseline scenario by 33% and equally allocated the difference to increase the weights on the more optimistic and adverse scenarios. All else equal, the impact of this hypothetical forecast would result in a net increase of approximately $6.7 million, or 9.9%, in the Company’s total ACL for loans and loan commitments as of March 31, 2025. This hypothetical analysis is intended to illustrate the impact of adverse changes in the macroeconomic forecasts at a point in time and is not intended to reflect the full nature and extent of potential future change in the ACL. It is difficult to estimate how potential changes in any one of the quantitative inputs or qualitative factors might affect the overall ACL and the Company’s current assessments may not reflect the potential future impact of changes to those inputs or factors.

Discussion of Financial Condition

The Company had total assets of $7.6 billion at March 31, 2025, an increase of $315.5 million, or 4.3%, from December 31, 2024.

Total cash and cash equivalents were $196.5 million at March 31, 2025, a decrease of $3.8 million, or 1.9%, from December 31, 2024. The decrease from December 31, 2024 primarily reflects an increase in the loan book of $308.0 million and a $165.0 million decrease in wholesale funding, partially offset by an increase of $466.3 million in deposits.

Investments

Total securities were $927.7 million at March 31, 2025, an increase of $12.0 million, or 1.3%, from December 31, 2024. The increase was primarily due to the purchase of $44.3 million of AFS securities, and the $10.0 million unrealized gain on AFS securities during the first quarter of 2025, partially offset by the $42.3 million paydown and maturities of AFS and HTM securities.

Loans

Total loans, net of deferred fees and unamortized costs, were $6.3 billion at March 31, 2025, an increase of $308.0 million, or 5.1%, from December 31, 2024. The increase in total loans from December 31, 2024 was due primarily to an increase of $278.0 million in  CRE loans (including owner-occupied). For the three months ended March 31, 2025, the Company’s loan production was $409.8 million as compared to $269.6 million for the three months ended March 31, 2024. At March 31, 2025, 76.8% of the CRE and C&I loan portfolio was concentrated in the New York metropolitan area, mainly New York City, and Florida.

As of March 31, 2025, total loans consisted primarily of CRE loans (including multi-family mortgage loans) and C&I loans. The Company’s commercial loan portfolio includes loans to the following industries (dollars in thousands):

	At March 31, 2025
		% of Total
	Balance	Loans
CRE (1)
Skilled Nursing Facilities	$2,111,021	33.3%
Multi-family	388,734	6.1
Office	413,383	6.5
Mixed use	313,198	4.9
Hospitality	389,699	6.2
Retail	343,345	5.4
Land	221,524	3.5
Construction	228,826	3.6
Warehouse / industrial	176,838	2.8
Other	626,458	9.9
Total CRE	$5,213,026	82.2%

C&I
Finance & Insurance	$258,365	4.1%
Skilled Nursing Facilities	249,380	3.9
Individuals	153,857	2.4
Healthcare	116,034	1.8
Services	66,094	1.0
Wholesale	67,274	1.1
Manufacturing	29,739	0.5
Other	103,972	1.7
Total C&I	$1,044,715	16.5%

(1)CRE, not including one-to four-family loans

The largest concentration in the loan portfolio is to the healthcare industry, which amounted to $2.5 billion, or 38.9% of total loans, at March 31, 2025, including $2.4 billion in loans to skilled nursing facilities.

Asset Quality

Non-performing loans increased to $34.5 million at March 31, 2025 compared to $32.6 million at December 31, 2024 primarily due to a single unsecured C&I loan. The table below sets forth key asset quality ratios (dollars in thousands):

	At or for the	At or for the
	three months ended	year ended
	March 31,	December 31,
	2025	2024
Asset Quality Ratios
Non-performing loans	$34,544	$32,600
Non-performing loans to total loans	0.54%	0.54%
Allowance for credit losses to total loans	1.07%	1.05%
Non-performing loans to total assets	0.45%	0.45%
Allowance for credit losses to non-performing loans	196.3%	194.1%

Allowance for Credit Losses – Loans and Loan Commitments

The ACL was $67.8 million at March 31, 2025, as compared to $63.3 million at December 31, 2024. The Company recorded a $4.5 million provision for credit losses for the three months ended March 31, 2025, which primarily reflects loan growth and a provision related to a single unsecured C&I loan.

Deposits

Total deposits were $6.4 billion at March 31, 2025, an increase of $466.3 million, or 7.8%, from December 31, 2024. The increase from December 31, 2024 was due primarily to increases across most of the Company’s various deposit verticals. Non-interest-bearing demand deposits were 21.5% of total deposits at March 31, 2025, compared to 22.3% at December 31, 2024.

The table below summarizes the Company’s deposit composition by segment for the periods indicated (dollars in thousands):

	At March 31, 2025	At December 31, 2024	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$1,384,524	$1,334,054	$50,470	3.8%
Money market	4,922,245	4,514,579	407,666	9.0
Savings accounts	8,665	8,943	(278)	(3.1)
Time deposits	133,858	125,397	8,461	6.7
Total	$6,449,292	$5,982,973	$466,319	7.8%

At March 31, 2025, the aggregate estimated amount of FDIC uninsured deposits was $1.7 billion, and the aggregate estimated amount of uninsured time deposits was $26.5 million. The following table presents the scheduled maturities of time deposits greater than $250,000 (in thousands):

At March 31, 2025
Three months or less	$14,270
Over three months through six months	1,979
Over six months through one-year	4,729
Over one-year	5,552
Total	$26,530

Borrowings

To support the balance sheet, the Company may at times utilize FHLB advances or other funding sources. At March 31, 2025, the Company had $125.0 million of Federal funds purchased and $160.0 million of FHLBNY advances. At December 31, 2024, the Company had $210.0 million of Federal funds purchased and $240.0 million of FHLBNY advances.

Accumulated Other Comprehensive Income

Accumulated other comprehensive loss, net of tax, was $47.2 million at March 31, 2025, a decrease of $6.0 million from December 31, 2024. The decrease from December 31, 2024 was primarily due to unrealized gains on AFS securities, as a result of changes in prevailing market interest rates.

Results of Operations

Net Income

Net income was $16.4 million for the first quarter of 2025, an increase of $151,000 as compared to $16.2 million for the first quarter of 2024. This increase was due primarily to a $7.3 million increase in net interest income, a combined $2.6 million decrease in professional fees, licensing fees and technology costs, and a lower effective tax rate in the first quarter of 2025 compared to the first quarter of 2024, partially offset by a $4.0 million increase in the provision for credit losses, the absence of $4.1 million of GPG revenue as a result of the exit of that business and a $1.9 million increase in compensation and benefits related to the increase in the number of employees.

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

	Three Months Ended
	March 31, 2025			March 31, 2024
	Average		Yield /	Average		Yield /
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest-earning assets:
Loans (2)	$6,202,311	$110,865	7.25%	$5,696,841	$102,381	7.23%
Available-for-sale securities	577,184	3,415	2.40	565,292	2,957	2.10
Held-to-maturity securities	417,326	1,943	1.89	465,270	2,172	1.88
Equity investments	5,516	39	2.90	2,416	15	2.47
Overnight deposits	154,357	1,925	5.06	297,992	4,154	5.61
Other interest-earning assets	30,917	583	7.65	33,428	656	7.89
Total interest-earning assets	7,387,611	118,770	6.52	7,061,239	112,335	6.40
Non-interest-earning assets	128,676			183,046
Allowance for credit losses	(64,584)			(58,517)
Total assets	$7,451,703			$7,185,768
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$4,747,995	45,844	3.92	$4,099,466	46,611	4.57
Certificates of deposit	126,471	1,334	4.28	34,264	275	3.22
Total interest-bearing deposits	4,874,466	47,178	3.93	4,133,730	46,886	4.56
Borrowed funds	392,453	4,640	4.80	437,389	5,740	5.28
Total interest-bearing liabilities	5,266,919	51,818	3.99	4,571,119	52,626	4.63
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,319,688			1,835,368
Other non-interest-bearing liabilities	126,872			112,272
Total liabilities	6,713,479			6,518,759
Stockholders' equity	738,224			667,009
Total liabilities and equity	$7,451,703			$7,185,768
Net interest income		$66,952			$59,709
Net interest rate spread (3)			2.53%			1.77%
Net interest margin (4)			3.68%			3.40%
Total cost of deposits (5)			3.09%			3.16%
Total cost of funds (6)			3.19%			3.30%
(1)	Annualized.
(2)	Amount includes deferred loan fees and non-performing loans.
(3)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(4)	Determined by dividing annualized net interest income by total average interest-earning assets.
(5)	Determined by dividing annualized interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(6)	Determined by dividing annualized interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

Net interest margin for the first quarter of 2025 was 3.68% compared to 3.40% for the first quarter of 2024. The 28 basis point increase was due primarily to an increase in the average balance of loans and a decrease in the cost of funds due to a reduction in short-term interest rates, partially offset by a decrease in the average balance of overnight deposits held at the FRB and by an increase in the average balance of deposits.

Interest Income

Interest income increased $6.4 million to $118.8 million for the first quarter of 2025 as compared to $112.3 million for the first quarter of 2024, primarily due to the increase in the average balance of loans, partially offset by a decrease in the average balance of overnight deposits held at the FRB. The average balance of loans increased $505.5 million for the first quarter of 2025 as compared to the first quarter of 2024. The average balance of overnight deposits held at the FRB decreased $143.6 million for the first quarter of 2025 as compared to the first quarter of 2024.

Interest Expense

Interest expense decreased $808,000 to $51.8 million for the first quarter of 2025 as compared to $52.6 million for the first quarter of 2024 due primarily to the 11 basis point decrease in total cost of funds that reflects the reduction in short- term interest rates, partially offset by the $740.7 million increase in the average balance of interest-bearing deposits for the first quarter of 2025 as compared to the first quarter of 2024.

Provision for Credit Losses – Loans and Loan Commitments

The provision for credit losses for the first quarter of 2025 was $4.5 million as compared to $528,000 for the first quarter of 2024. The increase in the provision for credit losses from the prior year period was primarily driven by loan growth and a provision related to a single unsecured C&I loan.

Non-Interest Income

Non-interest income decreased $3.4 million to $3.6 million for the first quarter of 2025, as compared to the first quarter of 2024 driven primarily by the absence of GPG revenue due to the exit of that business.

Non-Interest Expense

Non-interest expense increased $822,000 to $42.7 million for the first quarter of 2025,  as compared to $41.9 million for the first quarter of 2024. The increase from the prior year period was due primarily to a $1.9 million increase in compensation and benefits related to the increase in the number of employees, and a $1.1 million increase in deposit related fees, partially offset by decreases of $986,000 in professional fees, $802,000 in licensing fees and $791,000 in technology costs.

Income Tax Expense

The estimated effective tax rate for the first quarter of 2025 was 30.0% as compared to 33.3% for the first quarter of 2024. The effective tax rate for the first quarter of 2024 reflects unfavorable discrete items related to employee stock compensation.

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

At March 31, 2025, the Company had $685.4 million in unused loan commitments and $29.0 million in standby and commercial letters of credit. At December 31, 2024, the Company had $695.4 million in unused commitments and $31.9 million in standby and commercial letters of credit.

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to economically meet current and future financial obligations. The Company’s primary sources of funds consist of deposit inflows, loan repayments and maturities, securities cash flows and borrowings. While maturities and scheduled amortization of loans, securities, and borrowings are predictable sources of funds, deposit flows, mortgage prepayments and securities cash flows may be greatly influenced by the general level of interest rates and changes thereto, economic conditions and competition.

The Company regularly reviews the need to adjust investments in liquid assets based upon its assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of its asset/liability program. Excess liquidity is generally invested in interest earning deposits and short- and intermediate-term securities.

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At March 31, 2025 and December 31, 2024, cash and cash equivalents totaled $196.5 million and $200.3 million, respectively. Securities classified as AFS, which provide an additional source of liquidity, totaled $523.5 million at March 31, 2025 and $482.1 million at December 31, 2024. At March 31, 2025, there were $761.7 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $60.7 million were encumbered. At December 31, 2024, there were $750.3 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $65.5 million were encumbered.

The Company’s primary investing activities are the origination and to a lesser extent, purchase of loans and securities. The Company originated $409.8 million and $269.6 million of loans during the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, the Company purchased $44.3 million of AFS securities. During the three months ended March 31, 2024, the Company purchased $53.3 million of AFS securities.

Financing activities consisted primarily of activity in deposit accounts and borrowings. The Company gathers deposits from businesses and individuals through client referrals and other relationships and through its retail presence. The Company has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds. Total deposits were $6.4 billion at March 31, 2025, an increase of $466.3 million, or 7.8%, from December 31, 2024.

At March 31, 2025, interest-bearing deposits were comprised of $4.9 billion of money market accounts and $133.9 million of time deposits. Time deposits due within one year of March 31, 2025 totaled $126.6 million, or 2.0%, of total deposits. At March 31, 2025, the aggregate estimated amount of FDIC uninsured deposits was $1.7 billion. At December 31, 2024, interest-bearing deposits were comprised of $4.5 billion of money market accounts and $125.4 million of time deposits. Time deposits due within one year December 31, 2024 totaled $118.1 million or 2.0% of total deposits. Non-interest-bearing deposits were 21.5% of total deposits at March 31, 2025, as compared to 22.3% at December 31, 2024. At December 31, 2024, the aggregate estimated amount of FDIC uninsured deposits was $1.6 billion.

The Company has no material commitments or demands that are likely to affect its liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any other unforeseen demand or commitment were to occur, the Company could access its borrowing capacity with the FHLB or obtain additional funds through alternative funding sources, including the brokered deposit market. At March 31, 2025, the Company had $125.0 million of Federal funds purchased and $160.0 million of FHLBNY advances. At December 31, 2024, the Company had $210.0 million of Federal funds purchased and $240.0 million of FHLBNY advances. At March 31, 2025 and December 31, 2024, the Company had cash on deposit with the FRBNY and available secured wholesale funding borrowing capacity of $2.9 billion.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. At March 31, 2025 and December 31, 2024, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and the Bank review capital levels on a monthly basis. Below is a table of the Company’s and Bank’s capital ratios for the periods indicated:

			Minimum	Minimum Ratio	Minimum
	At	At	Ratio to be	Required for	Capital
	March 31,	December 31,	“Well	Capital Adequacy	Conservation
	2025	2024	Capitalized”	Purposes	Buffer(1)
The Company
Tier 1 leverage ratio	10.7%	10.8%	N/A	4.0%	—%
Common equity tier 1	11.4%	11.9%	N/A	4.5%	2.5%
Tier 1 risk-based capital ratio	11.7%	12.3%	N/A	6.0%	2.5%
Total risk-based capital ratio	12.8%	13.3%	N/A	8.0%	2.5%

The Bank
Tier 1 leverage ratio	10.1%	10.6%	5.00%	4.0%	—%
Common equity tier 1	11.0%	12.0%	6.50%	4.5%	2.5%
Tier 1 risk-based capital ratio	11.0%	12.0%	8.00%	6.0%	2.5%
Total risk-based capital ratio	12.1%	13.0%	10.00%	8.0%	2.5%

At March 31, 2025 and December 31, 2024, total non-owner-occupied CRE loans were 367.0% and 346.1% of risk-based capital, respectively. The increased CRE concentration ratio is primarily the result of the Bank funding the share repurchase program at the holding company.

On March 12, 2025, the Company’s board of directors approved a share repurchase plan with authorization to purchase up to $50.0 million dollars of the Company’s common stock. During the three months ended March 31, 2025, the Company repurchased 228,926 shares of the Company’s common stock at an average cost of $55.80 per share. At March 31, 2025, $37.2 million remained available under the currently authorized share repurchase plan.

The Company may repurchase shares of common stock from time to time on the open market or by other means in accordance with applicable securities laws and other restrictions, including, in part, under a Rule 10b5-1 plan. The number of shares to be repurchased and the timing of additional repurchases, if any, will depend on several factors, including market conditions, prevailing share price, corporate and regulatory requirements, and other considerations. The share repurchase plan has no expiration date, may be discontinued or suspended at any time and does not obligate the Company to acquire any amount of its common stock.

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

The following table shows the estimated impact on net interest income for the one-year period beginning March 31, 2025 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

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

At March 31, 2025
Change in	Net	Year 1
Interest	Interest	Change
Rates	Income Year 1	from
(basis points)	Forecast	Level
+200	278,946	(4.67)%
+100	286,146	(2.21)
—	292,620	—
-100	300,317	2.63
-200	309,038	5.61

The table above indicates that at March 31, 2025, in the event of an instantaneous and sustained parallel upward shift of 200 basis points in interest rates, the Company would experience a 4.67% decrease in net interest income. In the event of an instantaneous and sustained parallel downward shift of 200 basis points in interest rates, it would experience a 5.61% increase in net interest income.

Economic Value of Equity Analysis

The Company also analyzes the sensitivity of its financial condition to changes in interest rates through an EVE model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates. The table below represents an analysis of IRR as measured by the estimated changes in EVE, resulting from instantaneous and sustained parallel shifts in the yield curve (+100, +200, and -100, -200, basis points) at March 31, 2025 (dollars in thousands):

		Estimated
		Increase (Decrease) in
		EVE
Change in
Interest Rates	Estimated
(basis points) (1)	EVE (2)	Dollars	Percent
+200	$997,256	$(59,850)	(5.66)%
+100	1,030,278	(26,828)	(2.54)
—	1,057,106	—	—
-100	1,073,321	16,215	1.53
-200	1,077,671	20,565	1.95
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from the Company’s liabilities adjusted for the value of off-balance sheet contracts.

The table above indicates that at March 31, 2025, in the event of an immediate upward shift of 200 basis points in interest rates, the Company would experience a 5.66% decrease in its EVE. In the event of an immediate downward shift of 200 basis points in interest rates, the Company would experience a 1.95% increase in its EVE.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and the Chief Financial Officer, who is the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company is subject to various pending and threatened legal actions. There have been no material changes in the legal proceedings, if any, previously disclosed under Part I, Item 3 in our 2024 Form 10-K. While the future outcome of litigation or regulatory matters cannot be determined at this time, in the opinion of management, as of March 31, 2025, the aggregate liability, if any, arising out of any such pending or threatened legal actions are not expected to be material to the Company’s financial condition, results of operations, and liquidity. For additional information regarding certain legal proceedings, see “Legal and Regulatory Proceedings” in NOTE 11 — COMMITMENTS AND CONTINGENCIES to the Company’s consolidated financial statements in this Form 10-Q.

ITEM 1A. RISK FACTORS

There are risks, many beyond our control, which could cause our results to differ significantly from management’s expectations. For a description of these risks, please see the risk factors previously described in Part I, “Item 1A. Risk Factors” in our 2024 Form 10-K. There have been no material changes to our risk factors since the date of that filing. Any of the risks described in our 2024 Form 10-K could by itself or together with one or more other factors, materially and adversely affect our business, results of operations or financial condition. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended March 31, 2025:

Total
			Number of	Dollar
			Shares	Value of
			Purchased as	Shares That
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	the Plans
January 1, 2025 to January 31, 2025	—	$—	—	$—
February 1, 2025 to February 28, 2025	—	—	—	—
March 1, 2025 to March 31, 2025 (1)	228,926	55.80	228,926	37,200,066
Total	228,926	$55.80	228,926	$37,200,066

(1)	On March 12, 2025, the Company publicly announced that its board of directors approved a share repurchase plan with authorization to purchase up to $50.0 million dollars of the Company’s common stock. The repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On March 18, 2025, Scott Lublin, Executive Vice President and Chief Lending Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 15,000 shares of the Company’s common stock, commencing on June 20, 2025 and continuing until all shares are sold or December 19, 2025, whichever comes first.

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

10.1	Form of Performance Based Restricted Stock Award Agreement – 2022 Plan

10.2	Form of Performance-Based Restricted Stock Unit Award Agreement- 2022 Equity Incentive Plan

31.1	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Principal Executive Officer of the Company and the Principal Financial Officer of the Company.

101	INS XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation Linkbase

101	DEF XBRL Taxonomy Extension Definition Linkbase

101	LAB XBRL Taxonomy Extension Label Linkbase

101	PRE XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from Metropolitan Bank Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: May 2, 2025By: /s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: May 2, 2025By:/s/ Daniel F. Dougherty

Daniel F. Dougherty

Executive Vice President and Chief Financial Officer