Form 10-Q
period 2025-06-30
Metropolitan Bank Holding Corp.
filed 2025-08-01
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

YES ☐     NO ☒

There were 10,421,384 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of July 28, 2025.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), share repurchases under the Company’s share repurchase program, dividend payments and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that are difficult to predict and are generally beyond our control and that may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2025 and in this Quarterly Report on Form 10-Q. In addition, these factors include but are not limited to:

●	a failure to successfully manage our credit risk and the sufficiency of our allowance for credit losses;
●	changes in loan demand and declines in real estate values in the Company’s market area, which may adversely affect our loan production;
●	borrower and depositor concentrations (e.g., by geographic area and by industry);
●	the interest rate policies of the Federal Reserve and other regulatory bodies;
●	general economic conditions, including unemployment rates, and potential recessionary and inflationary indicators, either nationally or locally, including the related effects on our borrowers and other clients, such as adverse changes to credit quality, and on our financial condition and results of operations;
●	an unanticipated loss of key personnel or existing clients, or an inability to attract key employees;
●	system failures or cybersecurity breaches of our information technology infrastructure and/or confidential information or those of the Company’s third-party service providers or those of our non-bank financial service clients for which we provide global payments infrastructure;
●	failure to maintain current technologies or technological changes and enhancements that may be more difficult or expensive to implement than anticipated, and failure to successfully implement future information technology enhancements;
●	emerging issues related to the development and use of artificial intelligence that could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business or clients;
●	the timely and efficient development of new products and services offered by the Company, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by clients;
●	the successful implementation or consummation of new business initiatives, which may be more difficult or expensive than anticipated;
●	an unexpected adverse financial, regulatory, legal or bankruptcy event experienced by our financial service clients;
●	unexpected increases in our expenses;
●	changes in liquidity, including funding sources, deposit flows and the size and composition of our deposit portfolio, and the percentage of uninsured deposits in the portfolio;

●	an unexpected deterioration in the performance of our loan or securities portfolios and our inability to absorb the amount of actual losses inherent in the portfolio;
●	difficulties associated with achieving or predicting expected future financial results;
●	different than anticipated growth and our ability to manage our growth;
●	increases in competitive pressures among financial institutions or from non-financial institutions which may result in unanticipated changes in our loan or deposit rates;
●	unexpected adverse impacts related to future acquisitions or divestitures;
●	impacts related to or resulting from regional and community bank failures and stresses to regional banks, or conditions in the securities markets or the banking industry being less favorable than currently anticipated;
●	changes in accounting principles, policies or guidelines may cause the Company’s financial condition or results of operation to be reported or perceived differently;
●	legislative, tax or regulatory changes or actions, including changes and the potential for changes to regulatory policy and the promulgation of new laws and regulations following the inauguration of a new presidential administration, may adversely affect the Company’s business;
●	unanticipated increases in FDIC insurance premiums or future assessments;
●	the costs, including the possible incurrence of fines, penalties, or other negative effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions, or other legal actions to which we or any of our subsidiaries are a party, and which may adversely affect our results; and
●	the current or the potential impact on the Company’s operations, financial condition, and clients resulting from natural or man-made disasters, climate change, wars, military conflict, acts of terrorism, other geopolitical events, cyberattacks, and global pandemics, or localized epidemics.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2025	2024
Assets
Cash and due from banks	$13,577	$13,078
Overnight deposits	138,876	187,190
Total cash and cash equivalents	152,453	200,268
Investment securities available-for-sale, at fair value	551,029	482,085
Investment securities held-to-maturity (estimated fair value of $336.7 million and $366.7 million at June 30, 2025 and December 31, 2024, respectively)	387,901	428,557
Equity investment securities, at fair value	5,276	5,109
Total securities	944,206	915,751
Other investments	27,297	30,636
Loans, net of deferred fees and costs	6,612,789	6,034,076
Allowance for credit losses	(74,071)	(63,273)
Net loans	6,538,718	5,970,803
Other assets	191,175	183,291
Total assets	$7,853,849	$7,300,749
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand deposits	$1,427,439	$1,334,054
Interest-bearing deposits	5,363,867	4,648,919
Total deposits	6,791,306	5,982,973
Federal funds purchased	50,000	210,000
Federal Home Loan Bank of New York advances	150,000	240,000
Trust preferred securities	20,620	20,620
Secured and other borrowings	17,366	7,441
Other liabilities	101,589	109,888
Total liabilities	7,130,881	6,570,922

Common stock, $0.01 par value, 25,000,000 shares authorized, 11,300,191 and 11,197,625 shares issued; and 10,421,384 and 11,197,625 shares outstanding at June 30, 2025 and December 31, 2024, respectively	113	112
Additional paid in capital	401,055	400,188
Retained earnings	417,782	382,661
Accumulated other comprehensive income (loss), net of tax	(45,455)	(53,134)
Treasury stock, at cost, 878,807 and 0 shares at June 30, 2025 and December 31, 2024, respectively	(50,527)	—
Total stockholders’ equity	722,968	729,827
Total liabilities and stockholders’ equity	$7,853,849	$7,300,749

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest and dividend income
Loans, including fees	$118,774	$104,595	$229,639	$206,976
Securities	5,775	5,493	11,172	10,637
Overnight deposits	2,078	5,167	4,003	9,321
Other interest and dividends	416	506	999	1,162
Total interest income	127,043	115,761	245,813	228,096
Interest expense
Deposits	49,823	50,555	97,001	97,441
Borrowed funds	3,247	3,287	7,563	8,648
Trust preferred securities	326	380	650	759
Total interest expense	53,396	54,222	105,214	106,848

Net interest income	73,647	61,539	140,599	121,248
Provision for credit losses	6,378	1,538	10,884	2,066
Net interest income after provision for credit losses	67,269	60,001	129,715	119,182

Non-interest income
Service charges on deposit accounts	2,131	2,094	4,304	3,957
Global Payments Group revenue	—	3,686	—	7,755
Other income	492	359	1,957	1,431
Total non-interest income	2,623	6,139	6,261	13,143

Non-interest expense
Compensation and benefits	20,255	18,532	41,994	38,359
Bank premises and equipment	2,513	2,322	4,976	4,665
Professional fees	3,583	6,916	8,569	12,888
Technology costs	3,653	3,043	5,873	6,054
Licensing fees	3,462	3,180	5,936	6,456
FDIC assessments	2,999	2,925	5,966	5,850
Other expenses	6,644	5,339	12,517	9,885
Total non-interest expense	43,109	42,257	85,831	84,157

Net income before income tax expense	26,783	23,883	50,145	48,168
Income tax expense	8,016	7,084	15,024	15,166
Net income	$18,767	$16,799	$35,121	$33,002

Earnings per common share
Basic earnings	$1.78	$1.50	$3.23	$2.96
Diluted earnings	$1.76	$1.50	$3.20	$2.96

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$18,767	$16,799	$35,121	$33,002

Other comprehensive income (loss), net of tax
Securities available-for-sale:
Unrealized gain (loss) arising during the period, net	3,072	103	10,062	(2,463)

Cash flow hedges:
Unrealized gain (loss) arising during the period, net	(1,357)	656	(1,752)	4,935
Reclassification adjustment for gains included in net income, net	—	(874)	(631)	(1,741)
Total	(1,357)	(218)	(2,383)	3,194

Total other comprehensive income (loss), net	1,715	(115)	7,679	731

Comprehensive income (loss), net	$20,482	$16,684	$42,800	$33,733

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share data)

	Common		Additional	Retained	AOCI (Loss),	Treasury
	Stock		Paid-in Capital	Earnings	Net	Stock	Total
	Shares	Amount
Three Months Ended
Balance at April 1, 2025	11,066,234	$113	$398,823	$399,015	$(47,170)	$(12,935)	$737,846
Issuance of common stock under stock compensation plans	10,582	—	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	2,591	—	—	—	2,591
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(5,551)	—	(359)	—	—	—	(359)
Treasury stock purchased	(649,881)	—	—	—	—	(37,592)	(37,592)
Net income	—	—	—	18,767	—	—	18,767
Other comprehensive income (loss)	—	—	—	—	1,715	—	1,715
Balance at June 30, 2025	10,421,384	$113	$401,055	$417,782	$(45,455)	$(50,527)	$722,968

Balance at April 1, 2024	11,191,958	112	393,341	332,178	(52,090)	—	673,541
Issuance of common stock under stock compensation plans	1,470	—	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	2,200	—	—	—	2,200
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(492)	—	(21)	—	—	—	(21)
Net income	—	—	—	16,799	—	—	16,799
Other comprehensive income (loss)	—	—	—	—	(115)	—	(115)
Balance at June 30, 2024	11,192,936	$112	$395,520	$348,977	$(52,205)	$—	$692,404

Six Months Ended
Balance at January 1, 2025	11,197,625	$112	$400,188	$382,661	$(53,134)	$—	$729,827
Issuance of common stock under stock compensation plans	160,939	1	—	—	—	—	1
Employee and non-employee stock-based compensation	—	—	4,417	—	—	—	4,417
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(58,373)	—	(3,550)	—	—	—	(3,550)
Treasury stock purchased	(878,807)	—	—	—	—	(50,527)	(50,527)
Net income	—	—	—	35,121	—	—	35,121
Other comprehensive income (loss)	—	—	—	—	7,679	—	7,679
Balance at June 30, 2025	10,421,384	$113	$401,055	$417,782	$(45,455)	$(50,527)	$722,968

Balance at January 1, 2024	11,062,729	$111	$395,871	$315,975	$(52,936)	$—	$659,021
Issuance of common stock under stock compensation plans	216,743	1	—	—	—	—	1
Employee and non-employee stock-based compensation	—	—	4,126	—	—	—	4,126
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(86,536)	—	(4,477)	—	—	—	(4,477)
Net income	—	—	—	33,002			33,002
Other comprehensive income (loss)	—	—	—	—	731	—	731
Balance at June 30, 2024	11,192,936	$112	$395,520	348,977	(52,205)	—	692,404

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$35,121	$33,002
Adjustments to reconcile net income to net cash:
Net depreciation, amortization, and accretion	(3,414)	(5,737)
Provision for credit losses	10,884	2,066
Stock-based compensation	4,417	4,126
Other, net	(167)	1
Net change in:
Receivable from global payments, net	—	(2,978)
Third-party debit cardholder balances	—	12,453
Other assets	(13,845)	6,571
Other liabilities	(6,847)	10,748
Net cash provided by (used in) operating activities	26,149	60,252

Cash flows from investing activities
Loan originations and payments, net	(574,464)	(206,900)
Redemptions of FRB and FHLB Stock	24,195	37,768
Purchases of FRB and FHLB Stock	(20,856)	(25,386)
Purchase of securities available-for-sale	(85,142)	(72,810)
Proceeds from paydowns and maturities of securities available-for-sale	30,801	25,115
Proceeds from paydowns and maturities of securities held-to-maturity	40,385	19,200
Purchase of premises and equipment	(3,064)	(864)
Net cash provided by (used in) investing activities	(588,145)	(223,877)

Cash flows from financing activities
Proceeds from (repayments of) federal funds purchased, net	(160,000)	(99,000)
Proceeds from (repayments of) FHLB advances, net	(90,000)	(290,000)
Redemption of common stock for tax withholdings for restricted stock vesting	(3,550)	(4,477)
Proceeds from (repayments of) other borrowings, net	—	100,000
Proceeds from (repayments of) secured borrowings, net	9,925	(71)
Net increase (decrease) in deposits	808,333	432,370
Purchase of treasury stock	(50,527)	—
Net cash provided by (used in) financing activities	514,181	138,822

Increase (decrease) in cash and cash equivalents	(47,815)	(24,803)
Cash and cash equivalents at the beginning of the period	200,268	269,465
Cash and cash equivalents at the end of the period	$152,453	$244,662
Supplemental information
Cash paid for:
Interest	$103,688	$104,866
Income Taxes	$15,527	$19,415

See accompanying notes to unaudited consolidated financial statements

NOTE 1 — ORGANIZATION

Metropolitan Bank Holding Corp. (the “Company”), a New York corporation, is a bank holding company headquartered in New York, New York and registered under the BHC Act. Through its wholly owned bank subsidiary, Metropolitan Commercial Bank (the “Bank”), a New York state chartered commercial bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals primarily in the New York metropolitan area. See the “GLOSSARY OF COMMON TERMS AND ACRONYMS” for the definition of certain terms and acronyms used throughout this Form 10-Q.

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

The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or for any other period.

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

NOTE 4 — INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of AFS and HTM debt securities and equity investments and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses recognized in earnings (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At June 30, 2025	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,999	$—	$(2,896)	$65,103
U.S. State and Municipal securities	11,263	—	(1,820)	9,443
Residential MBS	486,014	2,343	(57,980)	430,377
Commercial MBS	45,839	14	(2,212)	43,641
Asset-backed securities	2,540	—	(75)	2,465
Total securities available-for-sale	$613,655	$2,357	$(64,983)	$551,029

Held-to-Maturity Securities:
U.S. Treasury securities	$9,967	$—	$(156)	$9,811
U.S. State and Municipal securities	15,193	—	(2,267)	12,926
Residential MBS	354,684	—	(48,120)	306,564
Commercial MBS	8,057	—	(664)	7,393
Total securities held-to-maturity	$387,901	$—	$(51,207)	$336,694

Equity Investments:
CRA Mutual Fund	$5,584	$—	$(308)	$5,276
Total equity investment securities	$5,584	$—	$(308)	$5,276

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2024	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,999	$—	$(4,247)	$63,752
U.S. State and Municipal securities	11,341	—	(1,841)	9,500
Residential MBS	430,968	854	(68,754)	363,068
Commercial MBS	46,094	—	(2,966)	43,128
Asset-backed securities	2,677	—	(40)	2,637
Total securities available-for-sale	$559,079	$854	$(77,848)	$482,085

Held-to-Maturity Securities:
U.S. Treasury securities	$29,938	$—	$(410)	$29,528
U.S. State and Municipal securities	15,319	—	(1,686)	13,633
Residential MBS	375,232	—	(58,866)	316,366
Commercial MBS	8,068	—	(876)	7,192
Total securities held-to-maturity	$428,557	$—	$(61,838)	$366,719

Equity Investments:
CRA Mutual Fund	$5,503	$—	$(394)	$5,109
Total equity investment securities	$5,503	$—	$(394)	$5,109

There were no proceeds from sales or calls of AFS securities for the three and six months ended June 30, 2025 and 2024.

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

	Held-to-Maturity		Available-for-Sale
At June 30, 2025	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$9,967	$9,811	$47,999	$47,407
After 1 year through 5 years	—	—	15,000	14,027
After 5 years through 10 years	—	—	4,825	3,894
After 10 years	15,193	12,926	11,438	9,218
Mortgage-backed and Asset-backed Securities	362,741	313,957	534,393	476,483
Total Securities	$387,901	$336,694	$613,655	$551,029

	Held-to-Maturity		Available-for-Sale
At December 31, 2024	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$29,938	29,527	38,000	36,954
After 1 year through 5 years	—	—	24,999	23,200
After 5 years through 10 years	—	—	4,827	3,713
After 10 years	15,319	13,633	11,514	9,385
Mortgage-backed and Asset-backed Securities	383,300	323,559	479,739	408,833
Total Securities	$428,557	$366,719	$559,079	$482,085

At June 30, 2025, there was $779.8 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $106.6 million was encumbered. At December 31, 2024, there were $750.3 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $65.5 million was encumbered.

At June 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. At June 30, 2025 and December 31, 2024, all of the residential MBS and commercial MBS held by the Company were issued by U.S. Government-sponsored entities and agencies.

The following tables present debt securities with unrealized/unrecognized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At June 30, 2025	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$65,103	$(2,896)	$65,103	$(2,896)
U.S. State and Municipal securities	—	—	9,443	(1,820)	9,443	(1,820)
Residential MBS	37,453	(299)	251,642	(57,681)	289,095	(57,980)
Commercial MBS	10,710	(39)	23,503	(2,173)	34,213	(2,212)
Asset-backed securities	—	—	2,465	(75)	2,465	(75)
Total securities available-for-sale	$48,163	$(338)	$352,156	$(64,645)	$400,319	$(64,983)

Held-to-Maturity Securities:
U.S. Treasury securities	$—	$—	$9,811	$(156)	$9,811	$(156)
U.S. State and Municipal securities	—	—	12,926	(2,267)	12,926	(2,267)
Residential MBS	—	—	306,564	(48,120)	306,564	(48,120)
Commercial MBS	—	—	7,393	(664)	7,393	(664)
Total securities held-to-maturity	$—	$—	$336,694	$(51,207)	$336,694	$(51,207)

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2024	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$63,752	$(4,247)	$63,752	$(4,247)
U.S. State and Municipal securities	—	—	9,500	(1,841)	9,500	(1,841)
Residential MBS	46,859	(1,104)	258,763	(67,650)	305,622	(68,754)
Commercial MBS	19,624	(410)	23,504	(2,556)	43,128	(2,966)
Asset-backed securities	—	—	2,637	(40)	2,637	(40)
Total securities available-for-sale	$66,483	$(1,514)	$358,156	$(76,334)	$424,639	$(77,848)

Held-to-Maturity Securities:
U.S. Treasury securities	$—	$—	$29,528	$(410)	$29,528	$(410)
U.S. State and Municipal securities	—	—	13,633	(1,686)	13,633	(1,686)
Residential MBS	—	—	316,366	(58,866)	316,366	(58,866)
Commercial MBS	—	—	7,192	(876)	7,192	(876)
Total securities held-to-maturity	$—	$—	$366,719	$(61,838)	$366,719	$(61,838)

Except for U.S. State and Municipal securities, the Company has a zero loss expectation for its HTM securities portfolio, and therefore has no ACL related to these securities. Obligations of U.S. State and Municipal securities were rated investment grade and the associated ACL was immaterial at June 30, 2025 and December 31, 2024

AFS securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. The unrealized losses on AFS securities are primarily due to the changes in market interest rates subsequent to purchase. In addition, the Company does not intend, nor would it be required, to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no ACL was recognized during the three and six months ended June 30, 2025 and 2024.

NOTE 5 — LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans, net of deferred costs and fees, consist of the following (in thousands):

	At	At
	June 30,	December 31,
	2025	2024
Real estate
Commercial	$4,849,152	$4,317,361
Construction	251,693	206,960
Multi-family	414,248	376,737
One-to four-family	88,876	90,880
Total real estate loans	5,603,969	4,991,938
Commercial and industrial	1,016,056	1,046,146
Consumer	11,269	12,961
Total loans	6,631,294	6,051,045
Deferred fees, net of origination costs	(18,505)	(16,969)
Loans, net of deferred fees and costs	6,612,789	6,034,076
Allowance for credit losses	(74,071)	(63,273)
Net loans	$6,538,718	$5,970,803

At June 30, 2025, $3.5 billion of loans were pledged to support wholesale funding, of which $521.0 million were encumbered. At December 31, 2024, $3.3 billion of loans were pledged to support wholesale funding, of which $348.8 million were encumbered.

The following tables present the activity in the ACL for funded loans by segment. The portfolio segments represent the categories that the Company uses to determine its ACL (in thousands):

				Multi-	One-to four-
Three months ended June 30, 2025	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$44,647	$12,433	$2,518	$7,259	$602	$344	$67,803
Provision/(credit) for credit losses	5,808	166	(178)	412	(24)	70	6,254
Loans charged-off	—	—	—	—	—	(112)	(112)
Recoveries	—	125	—	—	—	1	126
Total ending allowance balance	$50,455	$12,724	$2,340	$7,671	$578	$303	$74,071

				Multi-	One-to four-
Three months ended June 30, 2024	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$36,704	$10,937	$1,712	$8,171	$521	$493	$58,538
Provision/(credit) for credit losses	1,780	345	47	(344)	(390)	48	1,486
Loans charged-off	—	—	—	—	—	(16)	(16)
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$38,484	$11,282	$1,759	$7,827	$131	$525	$60,008

				Multi-	One-to four-
Six months ended June 30, 2025	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$42,070	$10,991	$1,962	$7,290	$577	$383	$63,273
Provision/(credit) for credit losses	8,385	1,428	378	381	1	150	10,723
Loans charged-off	—	—	—	—	—	(231)	(231)
Recoveries	—	305	—	—	—	1	306
Total ending allowance balance	$50,455	$12,724	$2,340	$7,671	$578	$303	$74,071

				Multi-	One-to four-
Six months ended June 30, 2024	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$35,635	$11,207	$1,765	$8,215	$663	$480	$57,965
Provision/(credit) for credit losses	2,848	75	(6)	(388)	(532)	62	2,060
Loans charged-off	—	—	—	—	—	(18)	(18)
Recoveries	1	—	—	—	—	1	2
Total ending allowance balance	$38,484	$11,282	$1,759	$7,827	$131	$525	$60,008

Net recoveries for the three and six months ended June 30, 2025 were $14,000 and $76,000, respectively. Net charge-offs for the three and six months ended June 30, 2024 were $16,000.

The following tables present the activity in the ACL for unfunded loan commitments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Balance at the beginning of period	$2,046	$1,136	$2,008	$1,181
Provision/(credit) for credit losses	124	52	162	7
Total ending allowance balance	$2,170	$1,188	$2,170	$1,188

The following tables present the recorded investment in non-accrual loans and loans past due 90 days and greater and still accruing, by class of loans (in thousands):

			Loans Past Due
		Non-accrual	90 Days and
		Without an	Greater and
At June 30, 2025	Non-accrual	ACL	Still Accruing
Commercial real estate	$25,926	$1,926	$—
Commercial & industrial	8,989	6,989	—
Multi-family	2,554	2,554	—
One-to-four family	2,469	2,469	—
Consumer	—	—	—
Total	$39,938	$13,938	$—

			Loans Past Due
		Non-accrual	90 Days and
		Without an	Greater and
At December 31, 2024	Non-accrual	ACL	Still Accruing
Commercial real estate	$25,087	$25,087	$—
Commercial & industrial	6,989	6,989	—
One-to-four family	452	452	—
Consumer	—	—	72
Total	$32,528	$32,528	$72

Interest income on non-accrual loans recognized on a cash basis for the three and six months ended June 30, 2025 and 2024 was immaterial.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

			Non-accrual or	Total Past
	30-59	60-89	90 Days and	Due or	Current
At June 30, 2025	Days	Days	Greater	Non-accrual	Loans	Total
Commercial real estate	$—	$15,448	$25,926	$41,374	$4,807,778	$4,849,152
Commercial & industrial	—	—	8,989	8,989	1,007,067	1,016,056
Construction	—	—	—	—	251,693	251,693
Multi-family	—	—	2,554	2,554	411,694	414,248
One-to four-family	—	—	2,469	2,469	86,407	88,876
Consumer	38	32	—	70	11,199	11,269
Total	$38	$15,480	$39,938	$55,456	$6,575,838	$6,631,294

			Non-accrual or	Total Past
	30-59	60-89	90 Days and	Due or	Current
At December 31, 2024	Days	Days	Greater	Non-accrual	Loans	Total
Commercial real estate	$7,115	$—	$25,087	$32,202	$4,285,159	$4,317,361
Commercial & industrial	—	—	6,989	6,989	1,039,157	1,046,146
Construction	—	—	—	—	206,960	206,960
Multi-family	—	—	—	—	376,737	376,737
One-to four-family	2,049	—	452	2,501	88,379	90,880
Consumer	124	22	72	218	12,743	12,961
Total	$9,288	$22	$32,600	$41,910	$6,009,135	$6,051,045

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

The following table presents loan balances by credit quality indicator and year of origination at June 30, 2025 and charge-offs for the six months ended June 30, 2025 (in thousands):

						2020
	2025	2024	2023	2022	2021	& Prior	Revolving	Total
CRE
Pass	$1,373,024	$1,283,281	$944,522	$727,284	$210,968	$178,070	$50,220	$4,767,369
Special Mention	18,400	33,953	—	—	—	—	—	52,353
Substandard	1,800	1,087	—	24,000	839	1,704	—	29,430
Total	$1,393,224	$1,318,321	$944,522	$751,284	$211,807	$179,774	$50,220	$4,849,152

Construction
Pass	$76,160	$49,283	$86,910	$9,419	$—	$—	$29,921	$251,693
Total	$76,160	$49,283	$86,910	$9,419	$—	$—	$29,921	$251,693

Multi-family
Pass	$127,155	$39,155	$37,723	$69,073	$61,356	$23,239	$2,754	$360,455
Substandard	—	2,554	—	30,300	20,939	—	—	53,793
Total	$127,155	$41,709	$37,723	$99,373	$82,295	$23,239	$2,754	$414,248

One-to four-family
Current	$—	$—	$45,000	$3,246	$—	$38,161	$—	$86,407
Past Due	—	—	—	—	—	2,469	—	2,469
Total	$—	$—	$45,000	$3,246	$—	$40,630	$—	$88,876

C&I
Pass	$84,596	$180,934	$80,630	$93,630	$57,497	$11,597	$447,935	$956,819
Substandard	—	—	9,095	30,760	4,197	—	15,185	59,237
Total	$84,596	$180,934	$89,725	$124,390	$61,694	$11,597	$463,120	$1,016,056

Consumer
Current	$—	$—	$—	$—	$—	$11,199	$—	$11,199
Past due	—	—	—	—	—	70	—	70
Total	$—	$—	$—	$—	$—	$11,269	$—	$11,269

Total
Pass/Current	$1,660,935	$1,552,653	$1,194,785	$902,652	$329,821	$262,266	$530,830	$6,433,942
Special Mention	18,400	33,953	—	—	—	—	—	52,353
Substandard/Past due	1,800	3,641	9,095	85,060	25,975	4,243	15,185	144,999
Total	$1,681,135	$1,590,247	$1,203,880	$987,712	$355,796	$266,509	$546,015	$6,631,294

Charge-offs
Consumer	$—	$—	$—	$—	$—	$230	$—	$230

At June 30, 2025, there were $29.4 million, $53.8 million and $2.5 million of CRE, Multi-family and one-to four-family substandard classified collateral dependent loans, respectively.

The following table presents loan balances by credit quality indicator and year of origination at December 31, 2024 and charge-offs for the year ended December 31, 2024 (in thousands):

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

The following tables show the amortized cost basis of modified loans to borrowers experiencing financial difficulty during the periods indicated (in thousands):

				Modifications
		Interest Rate		as a % of
Three months ended June 30, 2025	Extension	Reduction	Total	Loan Class
Multi-family	$—	$—	$—	0.0%
Total	$—	$—	$—

				Modifications
		Interest Rate		as a % of
Six months ended June 30, 2025	Extension	Reduction	Total	Loan Class
Multi-family	$51,239	$—	$51,239	12.4%
Total	$51,239	$—	$51,239

				Modifications
		Interest Rate		as a % of
Three months ended June 30, 2024	Extension	Reduction	Total	Loan Class
Commercial & industrial	$4,747	$—	$4,747	0.4%
Multi-family	48,224	3,015	51,239	11.6%
Total	$52,971	$3,015	$55,986

				Modifications
		Interest Rate		as a % of
Six months ended June 30, 2024	Extension	Reduction	Total	Loan Class
Commercial & industrial	$11,736	$—	$11,736	1.1%
Multi-family	48,224	3,015	51,239	11.6%
Total	$59,960	$3,015	$62,975

The following tables describe the types of modifications made to borrowers experiencing financial difficulty:

	Types of Modifications
		Weighted
		Average
		Interest
	Term	Rate
	Extension	Reduction
Three months ended June 30, 2025
Multi-family	—	0.0%

	Types of Modifications
		Weighted
		Average
		Interest
	Term	Rate
	Extension	Reduction
Six months ended June 30, 2025
Multi-family	6-12 months	0.0%

	Types of Modifications
		Weighted
		Average
		Interest
	Term	Rate
	Extension	Reduction
Three months ended June 30, 2024
Commercial & industrial	11-12 months	3.8%
Multi-family	6-12 months	—

	Types of Modifications
		Weighted
		Average
		Interest
	Term	Rate
	Extension	Reduction
Six months ended June 30, 2024
Commercial & industrial	11-12 months	2.9%
Multi-family	6-12 months	4.1%

There were $7.0 million of loans that had a payment default during the three and six months ended June 30, 2025 that were  modified in the prior 12 months before default to borrowers experiencing financial difficulty. At June 30, 2025, there were no additional commitments to lend to borrowers experiencing financial difficulty whose loans have been modified. All loans to borrowers experiencing financial difficulty that have been modified during the three and six months ended June 30, 2024, were in compliance with their modified terms.

NOTE 6 — BORROWINGS

Borrowings consisted of the following (in thousands):

			Interest Expense		Interest Expense
	At	At	Three months ended		Six months ended
	June 30,	December 31,	June 30,		June 30,
	2025	2024	2025	2024	2025	2024
Federal funds purchased and securities sold under agreements to repurchase	$50,000	$210,000	$1,260	$—	$2,670	$151
Federal Home Loan Bank of New York advances	$150,000	$240,000	$1,829	$2,330	$4,584	$6,719

Secured and other borrowings:
Secured borrowings	$17,366	$7,441	N/A	N/A	N/A	N/A
Federal Reserve Bank term loan	$—	$—	$—	$1,214	$—	$2,295

N.A. – not applicable

Federal funds purchased are generally overnight transactions and had a weighted average interest rate of 4.40% at June 30, 2025. The FHLBNY advances are generally short-term transactions and have a fixed weighted average interest rate of 4.43%.

Secured borrowings are loan participation agreements with counterparties where the transfer of the participation interest did not qualify for sale treatment under GAAP.

The Federal Reserve established the Bank Term Funding Program (“BTFP”) on March 12, 2023 as a funding source for eligible depository institutions. The BTFP provided short-term liquidity (up to one year) against the par value of certain high-quality collateral, such as U.S. Treasury securities. The BTFP ceased making new loans as scheduled on March 11, 2024. At June 30, 2025 and December 31, 2024, the Company had no outstanding FRB term loans under the BTFP.

At June 30, 2025, the Company had cash on deposit with the Federal Reserve Bank of New York and available secured wholesale funding borrowing capacity of $2.9 billion.

NOTE 7 —  STOCKHOLDERS’ EQUITY

In May 2025, the Company used substantially all available capacity under a $50 million share repurchase program authorized on March 12, 2025, resulting in the purchase of 878,807 shares of common stock at an average price of $56.90 per share.

On July 17, 2025, the Company’s Board of Directors approved a new share repurchase plan with authorization to purchase up to an additional $50 million of the Company’s common stock. In aggregate, the Board of Directors has authorized $100 million of share repurchases since March 2025.

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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Basic
Net income available to common stockholders	$18,767	$16,799	$35,121	$33,002

Weighted average common shares outstanding	10,564,275	11,192,936	10,886,120	11,163,127

Basic earnings per common share	$1.78	$1.50	$3.23	$2.96

Diluted
Net income allocated to common stockholders	$18,767	$16,799	$35,121	$33,002

Weighted average common shares outstanding for basic earnings per common share	10,564,275	11,192,936	10,886,120	11,163,127
Add: Dilutive effects of assumed vesting of performance based restricted stock units	29,906	—	24,776	—
Add: Dilutive effects of assumed vesting of restricted stock units	82,697	6,800	64,535	—
Average shares and dilutive potential common shares	10,676,878	11,199,736	10,975,431	11,163,127

Dilutive earnings per common share	$1.76	$1.50	$3.20	$2.96

For the three and six months ended June 30, 2025, all performance based restricted stock units and restricted stock units were considered in computing diluted earnings per common share, respectively. For the three and six months ended June 30, 2024, 24,420 and 12,210 of performance based restricted stock units, respectively, were not considered in the calculation of diluted earnings per share as their inclusion would be anti-dilutive. For the three months ended June 30, 2024, all restricted stock units were considered in computing diluted earnings per common share. For the six months ended June 30, 2024, 293,052 of restricted stock units were not considered in the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

NOTE 9 — STOCK COMPENSATION PLAN

Equity Incentive Plan

At June 30, 2025, the Company maintained two stock compensation plans, the Amended and Restated 2022 Equity Incentive Plan (the “2022 EIP”), and the 2019 Equity Incentive Plan (the “2019 EIP”). The 2019 EIP expired on May 31, 2022 but has outstanding restricted stock awards subject to vesting schedules.

The 2022 EIP was approved on May 31, 2022 by the stockholders of the Company and an amendment and restatement of the 2022 EIP was approved by the stockholders of the Company on May 29, 2024 to increase the number of shares of common stock that may be issued under the plan by 358,000. The stockholders of the Company subsequently approved an amendment to the 2022 EIP on May 28, 2025 to increase the number of shares of common stock that may be issued under the plan by an additional 750,000. Under the 2022 EIP, the remaining maximum number of shares of stock that may be delivered to participants in the form of restricted stock, restricted stock units and stock options, including ISOs and non-qualified stock options is 876,921 at June 30, 2025, subject to adjustment as set forth in the 2022 EIP, plus any awards that are made available under the 2019 EIP after March 15, 2022.

Restricted Stock Awards and Restricted Stock Units

The Company issued restricted stock awards and restricted stock units under the 2022 EIP and the 2019 EIP (collectively, “restricted stock grants”) to certain key personnel. Each restricted stock grant vests based on the vesting schedule outlined in the restricted stock grant agreement. Restricted stock grants are subject to forfeiture if the holder is not employed by the Company on the vesting date.

In the first quarter of 2025 and 2024, 133,359 and 168,469 restricted stock grants were issued to certain key personnel, respectively. One-third of these shares vest each year for three years beginning on March 1, 2026 and March 1, 2025, respectively. Total compensation cost that has been charged against income for restricted stock grants was $1.5 million and $3.2 million for the three and six months ended June 30, 2025, respectively. Total compensation cost that has been charged against income for restricted stock grants was $1.8 million and $3.4 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, there was $11.3 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.16 years.

In January 2025, 27,500 restricted shares were granted to members of the Company’s Board of Directors, which fully vest one-year from the grant date. In January 2024, 27,500 restricted shares were granted to members of the Company’s Board of Directors which vested in January 2025. Total expense for the awards granted to members of the Board of Directors was $452,000 and $905,000 for the three and six months ended June 30, 2025, respectively. Total expense for the awards granted to members of the Board of Directors was $337,000 and $674,000 for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, total unrecognized expense for these awards was $905,000.

The following table summarizes the changes in the Company’s restricted stock grants:

	Six months ended
	June 30, 2025
		Weighted Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
Outstanding, beginning of period	277,095	$50.59
Granted	160,859	61.10
Forfeited	(1,761)	67.50
Vested	(150,357)	53.44
Outstanding at end of period	285,836	$54.90

Performance-Based Stock Units

During the second quarter of 2022, the Company established a long-term incentive award program under the 2022 EIP. Under the program, 52,807 PRSUs were awarded in the first quarter of 2025, which vest over a three-year period beginning in March 2026 if certain performance criteria are met. In the second quarter of 2024, 73,260 PRSUs were awarded, of which 31,746 met the performance criteria and will vest in equal installments over a three-year period beginning in June 2025. The weighted average service inception date fair value of the outstanding awarded shares was $4.3 million. Total compensation cost that has been charged/(reversed) against income for these PRSUs was $576,000 and $330,000 for the three and six months ended June 30, 2025, respectively. Total compensation cost that has been charged against income for these PRSUs was $90,000 for the three and six months ended June 30, 2024.

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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis

Assets measured on a recurring basis are limited to the Company’s AFS securities portfolio, equity investments, and derivative contracts. The AFS portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Equity investments are carried at estimated fair value with changes in fair value reported on the statements of operations. Outstanding derivative contracts designated as cash flow hedges are carried at estimated fair value with changes in fair value reported as accumulated other comprehensive income or loss in shareholders’ equity. Outstanding derivatives not designated as hedges are carried at estimated fair value with changes in fair value reported as non-interest income. The fair values for substantially all of these assets are obtained monthly from an independent nationally recognized pricing service. On a quarterly basis, the Company assesses the reasonableness of the fair values obtained for the AFS portfolio by reference to a second independent nationally recognized pricing service. Based on the nature of these securities, the Company’s independent pricing service provides prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in the Company’s portfolio. Various modeling techniques are used to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, the Company obtains the models, inputs and assumptions utilized by its pricing service and reviews them for reasonableness. Other than derivative contracts, the Company did not have any liabilities that were measured at fair value at June 30, 2025 and December 31, 2024.

From time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain loans where the carrying value is based on the fair value of the underlying collateral estimated using Level 3 inputs consisting of individual third-party appraisals that may be adjusted based on certain criteria.

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At June 30, 2025
Recurring Fair Value Measurements:
Assets
U.S. Government agency securities	$65,103	$—	$65,103	$—
U.S. State and Municipal securities	9,443	—	9,443	—
Residential mortgage securities	430,377	—	430,377	—
Commercial mortgage securities	43,641	—	43,641	—
Asset-backed securities	2,465	—	2,465	—
CRA Mutual Fund	5,276	5,276	—	—
Derivative assets	1,094	—	1,094	—
Liabilities
Derivative liabilities	4,215	—	4,215	—
Non-Recurring Fair Value Measurements:
Assets
Collateral dependent loans	21,600	—	—	21,600

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At December 31, 2024
Recurring Fair Value Measurements:
Assets
U.S. Government agency securities	$63,752	$—	$63,752	$—
U.S. State and Municipal securities	9,500	—	9,500	—
Residential mortgage securities	363,068	—	363,068	—
Commercial mortgage securities	43,128	—	43,128	—
Asset-backed securities	2,637	—	2,637	—
CRA Mutual Fund	5,109	5,109	—	—
Derivative assets	919	—	919	—
Liabilities
Derivative liabilities	1,539	—	1,539	—

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2025 and 2024.

Collateral dependent loans with a total amortized cost of $24.0 million at June 30, 2025 were reduced by an allowance for credit losses of $2.4 million for a reported total net carrying amount of $21.6 million. There were no material assets and liabilities held at June 30, 2024 for which non-recurring fair value adjustments were recorded during the three and six months ended June 30, 2024.

Assets and Liabilities Not Measured at Fair Value

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

Carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At June 30, 2025	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$13,577	$13,577	$—	$—	$13,577
Overnight deposits	138,876	138,876	—	—	138,876
Securities held-to-maturity	387,901	—	336,694	—	336,694
Loans, net	6,538,718	—	—	6,605,670	6,605,670
Other investments
FRB Stock	11,410	N/A	N/A	N/A	N/A
FHLB Stock	13,889	N/A	N/A	N/A	N/A
Disability Fund	1,500	—	1,500	—	1,500
Time deposits at banks	498	498	—	—	498
Accrued interest receivable	33,948	—	2,258	31,690	33,948

Financial Liabilities:
Non-interest-bearing demand deposits	$1,427,439	$1,427,439	$—	$—	$1,427,439
Money market and savings deposits	5,240,511	5,240,511	—	—	5,240,511
Time deposits	123,356	—	123,118	—	123,118
Federal funds purchased	50,000	—	50,000	—	50,000
Federal Home Loan Bank of New York advances	150,000	—	150,063	—	150,063
Trust preferred securities	20,620	—	—	20,001	20,001
Accrued interest payable	3,335	941	2,058	336	3,335
Secured and other borrowings	17,366	—	17,366	—	17,366

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2024	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$13,078	$13,078	$—	$—	$13,078
Overnight deposits	187,190	187,190	—	—	187,190
Securities held-to-maturity	428,557	—	366,719	—	366,719
Loans, net	5,970,803	—	—	5,878,582	5,878,582
Other investments
FRB Stock	11,410	N/A	N/A	N/A	N/A
FHLB Stock	17,228	N/A	N/A	N/A	N/A
Disability Fund	1,500	—	1,500	—	1,500
Time deposits at banks	498	498	—	—	498
Accrued interest receivable	33,209	—	2,105	31,104	33,209

Financial Liabilities:
Non-interest-bearing demand deposits	$1,334,054	$1,334,054	$—	$—	$1,334,054
Money market and savings deposits	4,523,522	4,523,522	—	—	4,523,522
Time deposits	125,397	—	125,288	—	125,288
Federal funds purchased	210,000	—	210,000	—	210,000
Federal Home Loan Bank of New York advances	240,000	—	240,000	—	240,000
Trust preferred securities	20,620	—	—	20,024	20,024
Accrued interest payable	1,809	12	1,436	361	1,809
Secured and other borrowings	7,441	—	7,441	—	7,441

NOTE 11 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables presents the tax effects allocated to each component of Other Comprehensive Income (Loss) (in thousands):

	Three months ended
	June 30, 2025			June 30, 2024
	Before	Tax	After	Before	Tax	After
	Tax	Effect	Tax	Tax	Effect	Tax
Unrealized gain (loss) arising on AFS securities
Unrealized gain (loss) arising during the period	$4,386	$(1,314)	$3,072	$146	$(43)	$103

Unrealized gain (loss) arising on cash flow hedges
Unrealized gain (loss) arising during the period	$(1,937)	$580	$(1,357)	$932	$(276)	$656
Reclassification adjustment for gain included in net income	—	—	—	(1,262)	388	(874)
Net Change	(1,937)	580	(1,357)	(330)	112	(218)
Total other comprehensive income (loss)	$2,449	$(734)	$1,715	$(184)	$69	$(115)

	Six months ended
	June 30, 2025			June 30, 2024
	Before	Tax	After	Before	Tax	After
	Tax	Effect	Tax	Tax	Effect	Tax
Unrealized gain (loss) arising on AFS securities
Unrealized gain (loss) arising during the period	$14,368	$(4,306)	$10,062	$(4,342)	$1,879	$(2,463)

Unrealized gain (loss) arising on cash flow hedges
Unrealized gain (loss) arising during the period	$(2,501)	$749	$(1,752)	$7,019	$(2,084)	$4,935
Reclassification adjustment for gain included in net income	(911)	280	(631)	(2,513)	772	(1,741)
Net Change	(3,412)	1,029	(2,383)	4,506	(1,312)	3,194
Total other comprehensive income (loss)	$10,956	$(3,277)	$7,679	$164	$567	$731

The following tables presents the after-tax changes in the balances of each component of Accumulated Other Comprehensive Income (Loss) at the dates indicated (in thousands):

			Total
			Accumulated
			Other
	AFS	Cash Flow	Comprehensive
	Securities	Hedge	Income (Loss)
Balance at April 1, 2025	$(46,341)	$(829)	$(47,170)
Other comprehensive income (loss) arising during the period, net of tax	3,072	(1,357)	1,715
Balance at June 30, 2025	$(43,269)	$(2,186)	$(45,455)

Balance at April 1, 2024	$(57,251)	$5,161	$(52,090)
Unrealized gain (loss) arising during the period, net of tax	103	656	759
Reclassification adjustment for gain included in net income, net of tax	—	(874)	(874)
Other comprehensive income (loss) arising during the period, net of tax	103	(218)	(115)
Balance at June 30, 2024	$(57,148)	$4,943	$(52,205)

			Total
			Accumulated
			Other
	AFS	Cash Flow	Comprehensive
	Securities	Hedge	Income (Loss)
Balance at January 1, 2025	$(53,331)	197	(53,134)
Unrealized gain (loss) arising during the period, net of tax	10,062	(1,752)	8,310
Reclassification adjustment for gain included in net income, net of tax	—	(631)	(631)
Other comprehensive income (loss), net of tax	10,062	(2,383)	7,679
Balance at June 30, 2025	$(43,269)	(2,186)	(45,455)

Balance at January 1, 2024	$(54,685)	1,749	(52,936)
Unrealized gain (loss) arising during the period, net of tax	(2,463)	4,935	2,472
Reclassification adjustment for gain included in net income, net of tax	—	(1,741)	(1,741)
Other comprehensive income (loss)arising during the period , net of tax	(2,463)	3,194	731
Balance at June 30, 2024	$(57,148)	4,943	(52,205)

The following tables shows the amounts reclassified out of AOCI for the realized gain on cash flow hedges (in thousands):

					Affected line item in
	Three months ended		Six months ended		the Consolidated Statements
	June 30,		June 30,		of Operations
	2025	2024	2025	2024
Realized gain on sale of AFS securities	$—	$—	$—	$—	Gain on Sale of Securities
Income tax (expense) benefit	—	—	—	—	Income tax expense
Total reclassifications, net of income tax	$—	$—	$—	$—

Realized gain (loss) on derivative cash flow hedges	$—	$1,262	$911	$2,513	Licensing fees
Income tax (expense) benefit	—	(388)	(280)	(772)	Income tax expense
Total reclassifications, net of income tax	$—	$874	$631	$1,741

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

The following off-balance-sheet financial instruments, whose contract amounts represent credit risk, are outstanding (in thousands):

	At June 30, 2025		At December 31, 2024
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Unused loan commitments	$127,415	$588,350	$108,561	$586,821
Standby and commercial letters of credit	27,870	—	31,920	—
	$155,285	$588,350	$140,481	$586,821

A commitment to extend credit is a legally binding agreement to lend to a client as long as there is no violation of any condition established in the contract. These commitments do not necessarily represent future cash requirements and generally expire within two years. At June 30, 2025, the Company’s fixed rate loan commitments had interest rates ranging from 3.0% to 9.3% and the Company’s variable rate loan commitments had interest rates ranging from 5.5% to 9.6%. At December 31, 2024, the Company’s fixed rate loan commitments had interest rates ranging from 3.0% to 9.3% and the Company’s variable rate loan commitments had interest rates ranging from 6.3% to 11.5%. The amount of collateral obtained, if any, by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Company or other financial institutions and securities.

The Company’s stand-by letters of credit amounted to $27.9 million and $31.9 million as of June 30, 2025 and December 31, 2024, respectively. The Company’s stand-by letters of credit are collateralized by interest-bearing accounts of $22.9 million and $24.1 million as of June 30, 2025 and December 31, 2024, respectively.

Legal and Regulatory Proceedings

There have been investigations by governmental entities concerning a prepaid debit card product program that was offered by the GPG Banking-as-a-Service (“BaaS) business. These include investigations involving the Company and the Bank by the Board of Governors of the FRB and certain state authorities, including the NYSDFS. During the early stages of the COVID-19 pandemic, third parties used this prepaid debit card product to establish unauthorized accounts and to receive unauthorized government benefits payments, including unemployment insurance benefits payments made pursuant to the Coronavirus Aid, Relief, and Economic Security Act from many states. The Company ceased accepting new accounts from this program manager in July 2020 and exited its relationship with this program manager in August 2020. The Company has cooperated in these investigations. In 2023, the Bank entered into separate consensual resolutions with each of the FRB and the NYSDFS with respect to their investigations, each of which investigations is now closed as a result of such orders. In the fourth quarter of 2024, the Company also resolved an investigation by the Attorney General of the State of Washington related to this program.

In addition to the matters described above, the Company is subject to various other pending and threatened legal actions relating to the conduct of its business activities, as well as inquiries and investigations from regulators. While the future outcome of litigation or regulatory matters cannot be determined at this time, in the opinion of management, as of

June 30, 2025, the aggregate liability, if any, arising out of any such other pending or threatened matters are not expected to be material to the Company’s financial condition, results of operations, and liquidity.

NOTE 13 — REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers that are in the scope of ASC 606, Revenue from Contracts with Customers, are recognized in non-interest income. The following table presents the Company’s revenue from contracts with customers (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Service charges on deposit accounts	$2,131	$2,094	$4,304	$3,957
Global Payments Group revenue	—	3,686	—	7,755
Other service charges and fees	479	367	1,871	1,462
Total	$2,610	$6,147	$6,175	$13,174

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

NOTE 14 — DERIVATIVES

On occasion, the Company enters into derivative contracts as a part of its asset liability management strategy to help manage its interest rate risk position. At June 30, 2025, these derivatives had a notional amount of $1.6 billion and contractual maturities ranging from August 1, 2025 to August 1, 2027. The notional amount of the derivatives does not represent the amount exchanged by the parties. The derivatives were designated as cash flow hedges of certain deposit liabilities and borrowings of the Company. The hedges were determined to be highly effective during the three and six months ended June 30, 2025. The Company expects the hedges to remain highly effective during the remaining term of the derivatives.

In addition, the Company periodically enters into certain commercial loan interest rate swap agreements to provide commercial loan clients the ability to convert loans from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively converts the client’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party to offset its exposure on the variable and fixed components of the client agreement. As the interest rate swap agreements with the clients and third parties are not designated as hedges, the instruments are marked to market in earnings. At June 30, 2025, these interest rate swaps have a notional amount of $69.0 million and a contractual maturity of August 15, 2028.

The following tables reflect the derivatives recorded on the balance sheet (in thousands):

		Fair Value
	Notional	Other	Other
	Amount	Assets	Liabilities
At June 30, 2025
Derivatives designated as hedges:
Interest rate swaps related to client deposits and borrowings	$1,550,000	$137	$3,258

Derivatives not designated as hedges:
Interest rate swaps	$69,000	$957	$957

At December 31, 2024
Derivatives designated as hedges:
Interest rate swaps related to client deposits and borrowings	$550,000	$585	$1,205

Derivatives not designated as hedges:
Interest rate swaps	$69,000	$334	$334

NOTE 15 — SUBSEQUENT EVENTS

On July 17, 2025, the Company publicly announced that its Board of Directors declared a quarterly dividend of $0.15 per share on the Company’s common stock (the “Dividend”), the Company’s first cash dividend since its initial public offering in 2017. The Company expects to continue to distribute regular cash dividends subject to the discretion of the Board of Directors and in accordance with applicable securities, corporate and banking laws, rules, regulations, and guidance. The Dividend is payable on August 11, 2025 to holders of record of the Company’s common stock at the close of business on July 28, 2025.

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

Recent Events

On July 17, 2025, the Company publicly announced that its Board of Directors declared a quarterly dividend of $0.15 per share on the Company’s common stock (the “Dividend”), the Company’s first cash dividend since its initial public offering in 2017. The Company expects to continue to distribute regular cash dividends subject to the discretion of the Board of Directors and in accordance with applicable securities, corporate and banking laws, rules, regulations, and guidance. The Dividend is payable on August 11, 2025 to holders of record of the Company’s common stock at the close of business on July 28, 2025.

In May 2025, the Company used substantially all available capacity under a $50 million share repurchase program authorized on March 12, 2025, resulting in the purchase of 878,807 shares of common stock at an average price of $56.90 per share. On July 17, 2025, the Company’s Board of Directors approved a new share repurchase plan with authorization to purchase up to an additional $50 million of the Company’s common stock. In aggregate, the Board of Directors has authorized $100 million of share repurchases since March 2025.

The Company may repurchase shares of common stock from time to time on the open market or by other means in accordance with applicable securities laws and other restrictions, including, in part, under a Rule 10b5-1 plan. The number of shares to be repurchased and the timing of repurchases, if any, will depend on several factors, including market conditions, prevailing share price, corporate and regulatory requirements, and other considerations. The share repurchase plan has no expiration date, may be discontinued or suspended at any time and does not obligate the Company to acquire any amount of its common stock.

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

One of the more significant judgments involved in estimating the Company’s ACL relates to the macroeconomic forecasts used to estimate credit losses and the relative weightings applied to them. To illustrate the impact of changes in these forecasts to the Company’s ACL, the Company performed a hypothetical sensitivity analysis that decreased the weight on the baseline scenario by 33% and equally allocated the difference to increase the weights on the more optimistic and adverse scenarios. All else equal, the impact of this hypothetical forecast would result in a net increase of approximately $6.2 million, or 8.4%, in the Company’s total ACL for loans and loan commitments as of June 30, 2025. This hypothetical analysis is intended to illustrate the impact of adverse changes in the macroeconomic forecasts at a point in time and is not intended to reflect the full nature and extent of potential future change in the ACL. It is difficult to estimate how potential changes in any one of the quantitative inputs or qualitative factors might affect the overall ACL and the Company’s current assessments may not reflect the potential future impact of changes to those inputs or factors.

Discussion of Financial Condition

The Company had total assets of $7.9 billion at June 30, 2025, an increase of $553.1 million, or 7.6%, from December 31, 2024.

Total cash and cash equivalents were $152.5 million at June 30, 2025, a decrease of $47.8 million, or 23.9%, from December 31, 2024. The decrease from December 31, 2024 primarily reflects an increase in the loan book of $578.7 million and a $250 million decrease in wholesale funding, partially offset by an increase of $808.3 million in deposits.

Investments

Total securities were $944.2 million at June 30, 2025, an increase of $28.5 million or 3.1%, from December 31, 2024. The increase was primarily due to the purchase of $85.1 million of AFS securities, and the $14.5 million unrealized gain on AFS securities during the first six months of 2025, partially offset by the $71.2 million paydown and maturities of AFS and HTM securities.

Loans

Total loans, net of deferred fees and unamortized costs, were $6.6 billion at June 30, 2025, an increase of $578.7 million, or 9.6%, from December 31, 2024. The increase in total loans from December 31, 2024 was due primarily to an increase of $252.5 million in  CRE loans (including owner-occupied). At June 30, 2025, 77.1% of the CRE and C&I loan portfolio was concentrated in the New York metropolitan area, mainly New York City, and Florida.

As of June 30, 2025, total loans consisted primarily of CRE loans (including multi-family mortgage loans) and C&I loans. The Company’s commercial loan portfolio includes loans to the following industries (dollars in thousands):

	At June 30, 2025
		% of Total
	Balance	Loans
CRE (1)
Skilled Nursing Facilities	$2,298,043	34.8%
Multi-family	414,248	6.3
Office	414,126	6.3
Mixed use	313,842	4.7
Hospitality	412,727	6.2
Retail	378,091	5.7
Land	226,869	3.4
Construction	251,693	3.8
Industrial	179,174	2.7
Other	626,280	9.5
Total CRE	$5,515,093	83.4%

C&I
Finance & Insurance	$246,492	3.7%
Skilled Nursing Facilities	244,308	3.7
Individuals	171,656	2.6
Healthcare	107,268	1.6
Services	77,132	1.2
Wholesale	72,754	1.1
Manufacturing	29,755	0.4
Other	66,690	1.0
Total C&I	$1,016,055	15.4%

(1)CRE, not including one-to four-family loans

The largest concentration in the loan portfolio is to the healthcare industry, which amounted to $2.6 billion, or 40.0% of total loans, at June 30, 2025, including $2.5 billion in loans to skilled nursing facilities.

Asset Quality

Non-performing loans increased to $39.9 million at June 30, 2025 compared to $32.6 million at December 31, 2024 primarily due to two secured CRE loans, a longstanding secured residential loan and a single unsecured C&I loan. The table below sets forth key asset quality ratios (dollars in thousands):

	At or for the	At or for the
	six months ended	year ended
	June 30,	December 31,
	2025	2024
Asset Quality Ratios
Non-performing loans	$39,938	$32,600
Non-performing loans to total loans	0.60%	0.54%
Allowance for credit losses to total loans	1.12%	1.05%
Non-performing loans to total assets	0.51%	0.45%
Allowance for credit losses to non-performing loans	185.5%	194.1%
Ratio of net charge-offs (recoveries) to average loans outstanding in aggregate	—%	—%

Allowance for Credit Losses – Loans and Loan Commitments

The ACL was $74.1 million at June 30, 2025, as compared to $63.3 million at December 31, 2024. The Company recorded a $10.8 million provision for credit losses for the six months ended June 30, 2025, which primarily reflects loan growth, provisioning for a commercial real estate loan and an unsecured C&I loan, and changes in the outlook for certain macroeonomic variables.

Deposits

Total deposits were $6.8 billion at June 30, 2025, an increase of $808.3 million, or 13.5%, from December 31, 2024. The increase from December 31, 2024 was due primarily to increases across most of the Company’s various deposit verticals. Non-interest-bearing demand deposits were 21.0% of total deposits at June 30, 2025, compared to 22.3% at December 31, 2024.

The table below summarizes the Company’s deposit composition by segment for the periods indicated (dollars in thousands):

	At June 30, 2025	At December 31, 2024	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$1,427,439	$1,334,054	$93,385	7.0%
Money market	5,231,672	4,514,579	717,093	15.9
Savings accounts	8,839	8,943	(104)	(1.2)
Time deposits	123,356	125,397	(2,041)	(1.6)
Total	$6,791,306	$5,982,973	$808,333	13.5%

At June 30, 2025, the aggregate estimated amount of FDIC uninsured deposits was $1.8 billion, and the aggregate estimated amount of uninsured time deposits was $29.5 million. The following table presents the scheduled maturities of time deposits greater than $250,000 (in thousands):

At June 30, 2025
Three months or less	$12,718
Over three months through six months	4,166
Over six months through one-year	11,822
Over one-year	769
Total	$29,475

Borrowings

To support the balance sheet, the Company may at times utilize FHLB advances or other funding sources. At June 30, 2025, the Company had $50.0 million of Federal funds purchased and $150.0 million of FHLBNY advances. At December 31, 2024, the Company had $210.0 million of Federal funds purchased and $240.0 million of FHLBNY advances.

Accumulated Other Comprehensive Income

Accumulated other comprehensive loss, net of tax, was $45.5 million at June 30, 2025, a decrease of $7.7 million from December 31, 2024. The decrease from December 31, 2024 was primarily due to unrealized gains on AFS securities, as a result of changes in prevailing market interest rates.

Results of Operations

Net Income

Net income was $18.8 million for the second quarter of 2025, an increase of $2.0 million as compared to $16.8 million for the second quarter of 2024. This increase was due primarily to a $12.1 million increase in net interest income and a $3.3 million decrease in professional fees, partially offset by a $4.8 million increase in the provision for credit losses, the absence of $3.7 million of GPG revenue as a result of the exit from that business, and a $1.7 million increase in compensation and benefits related to the increase in the number of employees.

Net income was $35.1 million for the six months ended June 30, 2025, an increase of $2.1 million as compared to $33.0 million for the six months ended June 30, 2024. This increase was due primarily to a $19.4 million increase in net interest income and a $4.3 million decrease in professional fees, partially offset by an $8.8 million increase in the provision for credit losses, the absence of $7.8 million of GPG revenue as a result of the exit from that business, and a $3.6 million increase in compensation and benefits related to the increase in the number of employees.

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

	Three Months Ended
	June 30, 2025			June 30, 2024
	Average		Yield /	Average		Yield /
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest-earning assets:
Loans (2)	$6,486,667	$118,774	7.34%	$5,754,283	$104,595	7.31%
Available-for-sale securities	607,363	3,884	2.57	589,825	3,353	2.29
Held-to-maturity securities	394,374	1,849	1.88	456,078	2,124	1.87
Equity investments	5,556	42	3.02	2,431	16	2.59
Overnight deposits	184,054	2,078	4.53	369,169	5,167	5.63
Other interest-earning assets	27,682	416	6.03	27,301	506	7.45
Total interest-earning assets	7,705,696	127,043	6.61	7,199,087	115,761	6.47
Non-interest-earning assets	138,469			182,234
Allowance for credit losses	(68,966)			(58,841)
Total assets	$7,775,199			$7,322,480
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$5,125,850	48,454	3.79	$4,319,340	50,237	4.68
Certificates of deposit	133,495	1,369	4.11	37,084	318	3.45
Total interest-bearing deposits	5,259,345	49,823	3.80	4,356,424	50,555	4.67
Borrowed funds	298,843	3,573	4.79	287,104	3,667	5.14
Total interest-bearing liabilities	5,558,188	53,396	3.85	4,643,528	54,222	4.70
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,358,029			1,879,213
Other non-interest-bearing liabilities	135,008			119,675
Total liabilities	7,051,225			6,642,416
Stockholders' equity	723,974			680,064
Total liabilities and equity	$7,775,199			$7,322,480
Net interest income		$73,647			$61,539
Net interest rate spread (3)			2.76%			1.77%
Net interest margin (4)			3.83%			3.44%
Total cost of deposits (5)			3.02%			3.26%
Total cost of funds (6)			3.10%			3.34%
(1)	Annualized.
(2)	Amount includes deferred loan fees and non-performing loans.
(3)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(4)	Determined by dividing annualized net interest income by total average interest-earning assets.
(5)	Determined by dividing annualized interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(6)	Determined by dividing annualized interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

	Six Months Ended
	June 30, 2025			June 30, 2024
	Average		Yield /	Average		Yield /
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest-earning assets:
Loans (2)	$6,345,274	$229,639	7.30%	$5,725,562	$206,976	7.27%
Available-for-sale securities	592,357	7,299	2.48	577,558	6,311	2.20
Held-to-maturity securities	405,787	3,792	1.88	460,674	4,296	1.88
Equity investments - non-trading	5,536	81	2.96	2,423	30	2.53
Overnight deposits	169,287	4,003	4.77	333,580	9,321	5.62
Other interest-earning assets	29,291	999	6.88	30,365	1,162	7.69
Total interest-earning assets	7,547,532	245,813	6.57	7,130,162	228,096	6.43
Non-interest-earning assets	132,675			182,635
Allowance for credit losses	(66,787)			(58,679)
Total assets	$7,613,420			$7,254,118
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$4,937,693	94,298	3.85	$4,209,403	96,848	4.63
Certificates of deposit	130,002	2,703	4.19	35,674	593	3.34
Total interest-bearing deposits	5,067,695	97,001	3.86	4,245,076	97,441	4.62
Borrowed funds	345,982	8,213	4.79	362,246	9,407	5.22
Total interest-bearing liabilities	5,413,677	105,214	3.92	4,607,323	106,848	4.66
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,338,964			1,857,290
Other non-interest-bearing liabilities	130,644			115,974
Total liabilities	6,883,285			6,580,587
Stockholders' equity	730,135			673,531
Total liabilities and equity	$7,613,420			$7,254,118
Net interest income		$140,599			$121,248
Net interest rate spread (3)			2.65%			1.77%
Net interest margin (4)			3.76%			3.42%
Total cost of deposits (5)			3.05%			3.21%
Total cost of funds (6)			3.14%			3.32%
(1)	Annualized.
(2)	Amount includes deferred loan fees and non-performing loans.
(3)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(4)	Determined by dividing annualized net interest income by total average interest-earning assets.
(5)	Determined by dividing annualized interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(6)	Determined by dividing annualized interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

Net interest margin for the second quarter of 2025 was 3.83% compared to 3.44% for the second quarter of 2024. Net interest margin for the six months ended June 30, 2025 was 3.76% compared to 3.42% for the six months ended June 30, 2024. For the six months ended June 30, 2025, the 34 basis point increase in net interest margin is supported by rigorous loan and deposit pricing initiatives and an 18 basis point decrease in the total cost of funds which reflects the reduction in short-term interest rates.

Interest Income

Interest income increased $11.3 million to $127.0 million for the second quarter of 2025 as compared to $115.8 million for the second quarter of 2024, primarily due to the increase in the average balance of loans. The average balance of loans increased $732.4 million for the second quarter of 2025 as compared to the second quarter of 2024.

Interest income increased $17.7 million to $245.8 million for the six months ended June 30, 2025 as compared to $228.1 million for the six months ended June 30, 2024, primarily due to the increase in the average balance of loans. The average balance of loans increased $619.7 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Interest Expense

Interest expense decreased $826,000 to $53.4 million for the second quarter of 2025 as compared to $54.2 million for the second quarter of 2024 due primarily to the 24 basis point decrease in total cost of funds that reflects the reduction in short- term interest rates, partially offset by the $902.9 million increase in the average balance of interest-bearing deposits for the second quarter of 2025 as compared to the second quarter of 2024.

Interest expense decreased $1.6 million to $105.2 million for the six months ended June 30, 2025 as compared to $106.8 million for the six months ended June 30, 2024, due primarily to the 18 basis point decrease in the total cost of funds, partially offset by the $822.6 million increase in the average balance of interest-bearing deposits for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Provision for Credit Losses – Loans and Loan Commitments

The provision for credit losses for the three months ended June 30, 2025 was $6.4 million, which reflects loan growth and provisioning for a CRE loan. The provision for credit losses for the six months ended June 30, 2025 was $10.9 million, which reflects loan growth and provisioning for a CRE loan and an unsecured C&I loan.

Non-Interest Income

Non-interest income decreased $3.5 million to $2.6 million for the second quarter of 2025, as compared to the second quarter of 2024 driven primarily by the absence of GPG revenue due to the exit from that business. Non-interest income decreased $6.9 million to $6.2 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024 driven primarily by the absence of GPG revenue due to the exit from that business.

Non-Interest Expense

Non-interest expense increased $852,000 to $43.1 million for the second quarter of 2025, compared to the second quarter of 2024 due primarily to a $1.7 million increase in compensation and benefits related to the increase in the number of employees, a $1.7 million increase in deposit program related fees, and a $610,000 increase in technology costs, partially offset by decreases of $3.3 million in professional fees.

Non-interest expense increased $1.6 million to $85.8 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, due primarily to an increase of $3.6 million in compensation and benefits due to the increase in the number of employees and a $2.6 million increase in deposit program related fees, partially offset by decreases of $4.3 million in professional fees.

Income Tax Expense

The estimated effective tax rate for the second quarter of 2025 was 29.9% as compared to 29.7% for the second quarter of 2024.

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

At June 30, 2025, the Company had $715.8 million in unused loan commitments and $27.9 million in standby and commercial letters of credit. At December 31, 2024, the Company had $695.4 million in unused commitments and $31.9 million in standby and commercial letters of credit.

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

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At June 30, 2025 and December 31, 2024, cash and cash equivalents totaled $152.5 million and $200.3 million, respectively. Securities, which provide an additional source of liquidity, totaled $944.2 million at June 30, 2025 and $915.8 million at December 31, 2024. At June 30, 2025, there were $779.8 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $106.6 million were encumbered. At December 31, 2024, there were $750.3 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $65.5 million were encumbered.

The Company’s primary investing activities are the origination and to a lesser extent, purchase of loans and securities. For the three and six months ended June 30, 2025, the Company’s loan production was $492.0 million and $901.8 million as compared to $290.8 million and $560.4 million, respectively, for the three and six months ended June 30, 2024.

Financing activities consisted primarily of activity in deposit accounts and borrowings. The Company gathers deposits from businesses and individuals through client referrals and other relationships and through its retail presence. The Company has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds. Total deposits were $6.8 billion at June 30, 2025, an increase of $808.3 million, or 13.5%, from December 31, 2024.

At June 30, 2025, interest-bearing deposits were comprised of $5.2 billion of money market accounts and $123.4 million of time deposits. Time deposits due within one year of June 30, 2025 totaled $120.2 million, or 1.8%, of total deposits. At June 30, 2025, the aggregate estimated amount of FDIC uninsured deposits was $1.8 billion. At December 31, 2024, interest-bearing deposits were comprised of $4.5 billion of money market accounts and $125.4 million of time deposits. Time deposits due within one year of December 31, 2024 totaled $118.1 million or 2.0% of total deposits. Non-interest-bearing deposits were 21.0% of total deposits at June 30, 2025, as compared to 22.3% at December 31, 2024. At December 31, 2024, the aggregate estimated amount of FDIC uninsured deposits was $1.6 billion.

The Company has no material commitments or demands that are likely to affect its liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any other unforeseen demand or commitment were to occur, the Company could access its borrowing capacity with the FHLB or obtain additional funds through alternative funding sources, including the brokered deposit market. At June 30, 2025, the Company had $50.0 million of Federal funds purchased and $150.0 million of FHLBNY advances. At December 31, 2024, the Company had $210.0 million of Federal funds purchased and $240.0 million of FHLBNY advances. At June 30, 2025 and December 31, 2024, the Company had cash on deposit with the FRBNY and available secured wholesale funding borrowing capacity of $2.9 billion.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. At June 30, 2025 and December 31, 2024, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and the Bank review capital levels on a monthly basis. Below is a table of the Company’s and Bank’s capital ratios for the periods indicated:

			Minimum	Minimum Ratio	Minimum
	At	At	Ratio to be	Required for	Capital
	June 30,	December 31,	“Well	Capital Adequacy	Conservation
	2025	2024	Capitalized”	Purposes	Buffer
The Company
Tier 1 leverage ratio	10.0%	10.8%	N/A	4.0%	—%
Common equity tier 1	10.8%	11.9%	N/A	4.5%	2.5%
Tier 1 risk-based capital ratio	11.1%	12.3%	N/A	6.0%	2.5%
Total risk-based capital ratio	12.2%	13.3%	N/A	8.0%	2.5%

The Bank
Tier 1 leverage ratio	9.8%	10.6%	5.00%	4.0%	—%
Common equity tier 1	10.9%	12.0%	6.50%	4.5%	2.5%
Tier 1 risk-based capital ratio	10.9%	12.0%	8.00%	6.0%	2.5%
Total risk-based capital ratio	12.0%	13.0%	10.00%	8.0%	2.5%

At June 30, 2025 and December 31, 2024, total non-owner-occupied CRE loans were 371.9% and 346.1% of risk-based capital, respectively. The increased CRE concentration ratio is primarily the result of the Bank funding the share repurchase program and the anticipated quarterly dividends at the holding company. See “—Recent Events” above for more information on the Company’s quarterly dividend and share repurchase program.

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

The following table shows the estimated impact on net interest income for the one-year period beginning June 30, 2025 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

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

At June 30, 2025
Change in	Net	Year 1
Interest	Interest	Change
Rates	Income Year 1	from
(basis points)	Forecast	Level
+200	306,325	(0.67)%
+100	307,796	(0.19)
—	308,386	—
-100	310,531	0.70
-200	314,708	2.05

The table above indicates that at June 30, 2025, in the event of an instantaneous and sustained parallel upward shift of 200 basis points in interest rates, the Company would experience a 0.67% decrease in net interest income. In the event of an instantaneous and sustained parallel downward shift of 200 basis points in interest rates, it would experience a 2.05% increase in net interest income.

Economic Value of Equity Analysis

The Company also analyzes the sensitivity of its financial condition to changes in interest rates through an EVE model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates. The table below represents an analysis of IRR as measured by the estimated changes in EVE, resulting from instantaneous and sustained parallel shifts in the yield curve (+100, +200, and -100, -200, basis points) at June 30, 2025 (dollars in thousands):

		Estimated
		Increase (Decrease) in
		EVE
Change in
Interest Rates	Estimated
(basis points) (1)	EVE (2)	Dollars	Percent
+200	$1,011,890	$(42,273)	(4.01)%
+100	1,035,735	(18,428)	(1.75)
—	1,054,163	—	—
-100	1,060,588	6,425	0.61
-200	1,057,118	2,955	0.28
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from the Company’s liabilities adjusted for the value of off-balance sheet contracts.

The table above indicates that at June 30, 2025, in the event of an immediate upward shift of 200 basis points in interest rates, the Company would experience a 4.01% decrease in its EVE. In the event of an immediate downward shift of 200 basis points in interest rates, the Company would experience a 0.28% increase in its EVE.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and the Chief Financial Officer, who is the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company is subject to various pending and threatened legal actions. There have been no material changes in the legal proceedings, if any, previously disclosed under Part I, Item 3 in our 2024 Form 10-K. While the future outcome of litigation or regulatory matters cannot be determined at this time, in the opinion of management, as of June 30, 2025, the aggregate liability, if any, arising out of any such pending or threatened legal actions are not expected to be material to the Company’s financial condition, results of operations, and liquidity. For additional information regarding certain legal proceedings, see “Legal and Regulatory Proceedings” in NOTE 12 — COMMITMENTS AND CONTINGENCIES to the Company’s consolidated financial statements in this Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended June 30, 2025

Total
			Number of	Dollar
			Shares	Value of
			Purchased as	Shares That
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	the Plans
April 1, 2025 to April 30, 2025	453,152	$54.30	453,152	$12,572,035
May 1, 2025 to May 31, 2025	196,729	63.91	196,729	—
June 1, 2025 to June 30, 2025	—	—	—	—
Total	649,881	$57.24	649,881	$—

The Company used substantially all available capacity under a $50 million share repurchase program authorized on March 12, 2025, resulting in the purchase of 878,807 shares of common stock at an average price of $56.90 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On June 6, 2025, Nick Rosenberg, Executive Vice President and Chief Business Development Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 8,250 shares of the Company’s common stock, commencing on September 17, 2025 and continuing until all shares are sold or September 16, 2026, whichever comes first.

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

101	INS XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation Linkbase

101	DEF XBRL Taxonomy Extension Definition Linkbase

101	LAB XBRL Taxonomy Extension Label Linkbase

101	PRE XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from Metropolitan Bank Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: August 1, 2025By: /s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: August 1, 2025By:/s/ Daniel F. Dougherty

Daniel F. Dougherty

Executive Vice President and Chief Financial Officer