Form 10-Q
period 2025-09-30
Metropolitan Bank Holding Corp.
filed 2025-11-07
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

YES ☐     NO ☒

There were 10,298,002 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of November 3, 2025.

METROPOLITAN BANK HOLDING CORP.

Form 10-Q

GLOSSARY OF COMMON TERMS AND ACRONYMS

ACL	Allowance for credit losses	FHLB	Federal Home Loan Bank
AFS	Available-for-sale	FHLBNY	Federal Home Loan Bank of New York
ALCO	Asset Liability Committee	FRB	Federal Reserve Bank
ALLL	Allowance for loan and lease losses	FRBNY	Federal Reserve Bank of New York
AOCI	Accumulated other comprehensive income	FX	Foreign exchange
ASC	Accounting Standards Codification	GAAP	U.S. Generally accepted accounting principles
ASU	Accounting Standards Update	GPG	Global Payments Group
Bank	Metropolitan Commercial Bank	HTM	Held-to-maturity
BHC Act	Bank Holding Company Act of 1956, as amended	IRR	Interest rate risk
BSA	Bank Secrecy Act	ISO	Incentive stock option
C&I	Commercial and industrial	JOBS Act	The Jumpstart Our Business Startups Act
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	LIBOR	London Inter-Bank Offered Rate
CECL	Current Expected Credit Loss	LTV	Loan-to-value
CFPB	Consumer Financial Protection Bureau	MBS	Mortgage-backed securities
Company	Metropolitan Bank Holding Corp.	N/A	Not Applicable
Coronavirus	COVID-19	NYSDFS	New York State Department of Financial Services
CRA	Community Reinvestment Act	OCC	Office of the Comptroller of the Currency
CRE	Commercial real estate	OTTI	Other-than-temporary impairment
CRE Guidance	Commercial Real Estate Lending, Sound Risk Management Practices	PPP	Paycheck Protection Program
DIF	Deposit Insurance Fund	PRSU	Performance restricted share units
EB-5 Program	EB-5 Immigrant Investor Program	ROU	Right of use
EGC	Emerging Growth Company	SEC	U.S. Securities and Exchange Commission
EVE	Economic value of equity	SOFR	Secured Overnight Financing Rate
FASB	Financial Accounting Standards Board	TDR	Troubled debt restructuring
FDIC	Federal Deposit Insurance Corporation	USD	U.S. dollar

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2025	2024
Assets
Cash and due from banks	$13,109	$13,078
Overnight deposits	372,827	187,190
Total cash and cash equivalents	385,936	200,268
Investment securities available-for-sale, at fair value	552,441	482,085
Investment securities held-to-maturity (estimated fair value of $329.8 million and $366.7 million at September 30, 2025 and December 31, 2024, respectively)	376,447	428,557
Equity investment securities, at fair value	5,548	5,109
Total securities	934,436	915,751
Other investments	27,330	30,636
Loans, net of deferred fees and costs	6,781,703	6,034,076
Allowance for credit losses	(94,239)	(63,273)
Net loans	6,687,464	5,970,803
Other assets	199,264	183,291
Total assets	$8,234,430	$7,300,749
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand deposits	$1,382,345	$1,334,054
Interest-bearing deposits	5,690,414	4,648,919
Total deposits	7,072,759	5,982,973
Federal funds purchased	125,000	210,000
Federal Home Loan Bank of New York advances	150,000	240,000
Trust preferred securities	20,620	20,620
Secured and other borrowings	17,355	7,441
Other liabilities	116,656	109,888
Total liabilities	7,502,390	6,570,922

Common stock, $0.01 par value, 25,000,000 shares authorized, 11,300,191 and 11,197,625 shares issued; and 10,382,218 and 11,197,625 shares outstanding at September 30, 2025 and December 31, 2024, respectively	113	112
Additional paid in capital	403,708	400,188
Retained earnings	423,338	382,661
Accumulated other comprehensive income (loss), net of tax	(41,852)	(53,134)
Treasury stock, at cost, 917,973 and 0 shares at September 30, 2025 and December 31, 2024, respectively	(53,267)	—
Total stockholders’ equity	732,040	729,827
Total liabilities and stockholders’ equity	$8,234,430	$7,300,749

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest and dividend income
Loans, including fees	$123,521	$111,286	$353,160	$318,262
Securities	6,047	5,434	17,219	16,071
Overnight deposits	1,995	3,223	5,998	12,544
Other interest and dividends	437	511	1,436	1,673
Total interest income	132,000	120,454	377,813	348,550
Interest expense
Deposits	51,177	51,737	148,178	149,178
Borrowed funds	3,179	3,105	10,742	11,753
Trust preferred securities	333	379	983	1,138
Total interest expense	54,689	55,221	159,903	162,069

Net interest income	77,311	65,233	217,910	186,481
Provision for credit losses	23,862	2,691	34,746	4,757
Net interest income after provision for credit losses	53,449	62,542	183,164	181,724

Non-interest income
Service charges on deposit accounts	2,047	2,135	6,351	6,092
Global Payments Group revenue	—	3,500	—	11,255
Other income	480	650	2,437	2,081
Total non-interest income	2,527	6,285	8,788	19,428

Non-interest expense
Compensation and benefits	21,674	19,885	63,668	58,244
Bank premises and equipment	2,664	2,471	7,640	7,136
Professional fees	3,506	4,745	12,075	17,633
Technology costs	5,297	2,969	11,170	9,023
Licensing fees	4,354	3,411	10,290	9,867
FDIC assessments	1,972	2,950	7,938	8,800
Regulatory settlement reserve	—	10,000	—	10,000
Other expenses	6,327	4,826	18,844	14,711
Total non-interest expense	45,794	51,257	131,625	135,414

Net income before income tax expense	10,182	17,570	60,327	65,738
Income tax expense	3,063	5,304	18,087	20,470
Net income	$7,119	$12,266	$42,240	$45,268

Earnings per common share
Basic earnings	$0.68	$1.10	$3.94	$4.05
Diluted earnings	$0.67	$1.08	$3.89	$4.04

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$7,119	$12,266	$42,240	$45,268

Other comprehensive income (loss), net of tax
Securities available-for-sale:
Unrealized gain (loss) arising during the period, net	4,057	13,459	14,119	10,996

Cash flow hedges:
Unrealized gain (loss) arising during the period, net	(454)	(4,518)	(2,206)	417
Reclassification adjustment for gains included in net income, net	—	(863)	(631)	(2,604)
Total	(454)	(5,381)	(2,837)	(2,187)

Total other comprehensive income (loss), net	3,603	8,078	11,282	8,809

Comprehensive income (loss), net	$10,722	$20,344	$53,522	$54,077

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share data)

	Common		Additional	Retained	AOCI (Loss),	Treasury
	Stock		Paid-in Capital	Earnings	Net	Stock	Total
	Shares	Amount
Three Months Ended
Balance at July 1, 2025	10,421,384	$113	$401,055	$417,782	$(45,455)	$(50,527)	$722,968
Employee and non-employee stock-based compensation	—	—	2,653	—	—	—	2,653
Treasury stock purchased	(39,166)	—	—	—	—	(2,740)	(2,740)
Net income	—	—	—	7,119	—	—	7,119
Other comprehensive income (loss)	—	—	—	—	3,603	—	3,603
Dividends	—	—	—	(1,563)	—	—	(1,563)
Balance at September 30, 2025	10,382,218	$113	$403,708	$423,338	$(41,852)	$(53,267)	$732,040

Balance at July 1, 2024	11,192,936	112	395,520	348,977	(52,205)	—	692,404
Issuance of common stock under stock compensation plans	2,087	—	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	2,475	—	—	—	2,475
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(612)	—	(32)	—	—	—	(32)
Net income	—	—	—	12,266	—	—	12,266
Other comprehensive income (loss)	—	—	—	—	8,078	—	8,078
Balance at September 30, 2024	11,194,411	$112	$397,963	$361,243	$(44,127)	$—	$715,191

Nine Months Ended
Balance at January 1, 2025	11,197,625	$112	$400,188	$382,661	$(53,134)	$—	$729,827
Issuance of common stock under stock compensation plans	160,939	1	—	—	—	—	1
Employee and non-employee stock-based compensation	—	—	7,070	—	—	—	7,070
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(58,373)	—	(3,550)	—	—	—	(3,550)
Treasury stock purchased	(917,973)	—	—	—	—	(53,267)	(53,267)
Net income	—	—	—	42,240	—	—	42,240
Other comprehensive income (loss)	—	—	—	—	11,282	—	11,282
Dividends	—	—	—	(1,563)	—	—	(1,563)
Balance at September 30, 2025	10,382,218	$113	$403,708	$423,338	$(41,852)	$(53,267)	$732,040

Balance at January 1, 2024	11,062,729	$111	$395,871	$315,975	$(52,936)	$—	$659,021
Issuance of common stock under stock compensation plans	218,830	1	—	—	—	—	1
Employee and non-employee stock-based compensation	—	—	6,601	—	—	—	6,601
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(87,148)	—	(4,509)	—	—	—	(4,509)
Net income	—	—	—	45,268			45,268
Other comprehensive income (loss)	—	—	—	—	8,809	—	8,809
Balance at September 30, 2024	11,194,411	$112	$397,963	$361,243	$(44,127)	$—	$715,191

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$42,240	$45,268
Adjustments to reconcile net income to net cash:
Net depreciation, amortization, and accretion	(8,782)	(9,031)
Provision for credit losses	34,746	4,757
Stock-based compensation	7,070	6,601
Other, net	(439)	(3,090)
Net change in:
Receivable from global payments, net	—	(8,400)
Third-party debit cardholder balances	—	11,792
Other assets	(25,847)	(10,014)
Other liabilities	8,956	27,170
Net cash provided by (used in) operating activities	57,944	65,053

Cash flows from investing activities
Loan originations and payments, net	(740,403)	(261,256)
Redemptions of FRB and FHLB Stock	29,820	37,770
Purchases of FRB and FHLB Stock	(26,514)	(25,390)
Purchase of securities available-for-sale	(125,873)	(72,810)
Proceeds from paydowns and maturities of securities available-for-sale	76,048	38,164
Proceeds from paydowns and maturities of securities held-to-maturity	51,695	29,976
Purchase of premises and equipment	(3,369)	(1,493)
Net cash provided by (used in) investing activities	(738,596)	(255,039)

Cash flows from financing activities
Proceeds from (repayments of) federal funds purchased, net	(85,000)	(99,000)
Proceeds from (repayments of) FHLB advances, net	(90,000)	(290,000)
Redemption of common stock for tax withholdings for restricted stock vesting	(3,550)	(4,509)
Proceeds from (repayments of) other borrowings, net	—	100,000
Proceeds from (repayments of) secured borrowings, net	9,914	(107)
Net increase (decrease) in deposits	1,089,786	532,615
Purchase of treasury stock	(53,267)	—
Cash Dividend Paid	(1,563)	—
Net cash provided by (used in) financing activities	866,320	238,999

Increase (decrease) in cash and cash equivalents	185,668	49,013
Cash and cash equivalents at the beginning of the period	200,268	269,465
Cash and cash equivalents at the end of the period	$385,936	$318,478
Supplemental information
Cash paid for:
Interest	$159,459	$158,294
Income Taxes	$25,382	$30,001

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

The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or for any other period.

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

NOTE 4 — INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of AFS and HTM debt securities and equity investments and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses recognized in earnings (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At September 30, 2025	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$40,000	$—	$(2,148)	$37,852
U.S. State and Municipal securities	11,224	—	(1,584)	9,640
Residential MBS	509,919	2,567	(53,561)	458,925
Commercial MBS	45,653	28	(2,063)	43,618
Asset-backed securities	2,478	—	(72)	2,406
Total securities available-for-sale	$609,274	$2,595	$(59,428)	$552,441

Held-to-Maturity Securities:
U.S. Treasury securities	$9,983	$—	$(74)	$9,909
U.S. State and Municipal securities	15,130	—	(1,794)	13,336
Residential MBS	343,282	—	(44,259)	299,023
Commercial MBS	8,052	—	(558)	7,494
Total securities held-to-maturity	$376,447	$—	$(46,685)	$329,762

Equity Investments:
CRA Mutual Fund	$5,814	$—	$(266)	$5,548
Total equity investment securities	$5,814	$—	$(266)	$5,548

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2024	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,999	$—	$(4,247)	$63,752
U.S. State and Municipal securities	11,341	—	(1,841)	9,500
Residential MBS	430,968	854	(68,754)	363,068
Commercial MBS	46,094	—	(2,966)	43,128
Asset-backed securities	2,677	—	(40)	2,637
Total securities available-for-sale	$559,079	$854	$(77,848)	$482,085

Held-to-Maturity Securities:
U.S. Treasury securities	$29,938	$—	$(410)	$29,528
U.S. State and Municipal securities	15,319	—	(1,686)	13,633
Residential MBS	375,232	—	(58,866)	316,366
Commercial MBS	8,068	—	(876)	7,192
Total securities held-to-maturity	$428,557	$—	$(61,838)	$366,719

Equity Investments:
CRA Mutual Fund	$5,503	$—	$(394)	$5,109
Total equity investment securities	$5,503	$—	$(394)	$5,109

There were no proceeds from sales or calls of AFS securities for the three and nine months ended September 30, 2025 and 2024.

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

	Held-to-Maturity		Available-for-Sale
At September 30, 2025	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$9,983	$9,910	$20,000	$19,856
After 1 year through 5 years	—	—	15,000	14,129
After 5 years through 10 years	—	—	4,824	3,966
After 10 years	15,130	13,336	11,400	9,541
Mortgage-backed and Asset-backed Securities	351,334	306,516	558,050	504,949
Total Securities	$376,447	$329,762	$609,274	$552,441

	Held-to-Maturity		Available-for-Sale
At December 31, 2024	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$29,938	29,527	38,000	36,954
After 1 year through 5 years	—	—	24,999	23,200
After 5 years through 10 years	—	—	4,827	3,713
After 10 years	15,319	13,633	11,514	9,385
Mortgage-backed and Asset-backed Securities	383,300	323,559	479,739	408,833
Total Securities	$428,557	$366,719	$559,079	$482,085

At September 30, 2025, there was $798.7 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $104.5 million was encumbered. At December 31, 2024, there were $750.3 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $65.5 million was encumbered.

At September 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. At September 30, 2025 and December 31, 2024, all of the residential MBS and commercial MBS held by the Company were issued by U.S. Government-sponsored entities and agencies.

The following tables present debt securities with unrealized/unrecognized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At September 30, 2025	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$37,852	$(2,148)	$37,852	$(2,148)
U.S. State and Municipal securities	—	—	9,640	(1,584)	9,640	(1,584)
Residential MBS	12,696	(70)	247,336	(53,491)	260,032	(53,561)
Commercial MBS	10,797	(17)	23,391	(2,046)	34,188	(2,063)
Asset-backed securities	—	—	2,406	(72)	2,406	(72)
Total securities available-for-sale	$23,493	$(87)	$320,625	$(59,341)	$344,118	$(59,428)

Held-to-Maturity Securities:
U.S. Treasury securities	$—	$—	$9,909	$(74)	$9,909	$(74)
U.S. State and Municipal securities	—	—	13,336	(1,794)	13,336	(1,794)
Residential MBS	—	—	299,023	(44,258)	299,023	(44,258)
Commercial MBS	—	—	7,494	(558)	7,494	(558)
Total securities held-to-maturity	$—	$—	$329,762	$(46,684)	$329,762	$(46,684)

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2024	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$63,752	$(4,247)	$63,752	$(4,247)
U.S. State and Municipal securities	—	—	9,500	(1,841)	9,500	(1,841)
Residential MBS	46,859	(1,104)	258,763	(67,650)	305,622	(68,754)
Commercial MBS	19,624	(410)	23,504	(2,556)	43,128	(2,966)
Asset-backed securities	—	—	2,637	(40)	2,637	(40)
Total securities available-for-sale	$66,483	$(1,514)	$358,156	$(76,334)	$424,639	$(77,848)

Held-to-Maturity Securities:
U.S. Treasury securities	$—	$—	$29,528	$(410)	$29,528	$(410)
U.S. State and Municipal securities	—	—	13,633	(1,686)	13,633	(1,686)
Residential MBS	—	—	316,366	(58,866)	316,366	(58,866)
Commercial MBS	—	—	7,192	(876)	7,192	(876)
Total securities held-to-maturity	$—	$—	$366,719	$(61,838)	$366,719	$(61,838)

Except for U.S. State and Municipal securities, the Company has a zero loss expectation for its HTM securities portfolio, and therefore has no ACL related to these securities. Obligations of U.S. State and Municipal securities were rated investment grade and the associated ACL was immaterial at September 30, 2025 and December 31, 2024.

AFS securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. The unrealized losses on AFS securities are primarily due to the changes in market interest rates subsequent to purchase. In addition, the Company does not intend, nor would it be required, to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no ACL was recognized during the three and nine months ended September 30, 2025 and 2024.

NOTE 5 — LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans, net of deferred costs and fees, consist of the following (in thousands):

	At	At
	September 30,	December 31,
	2025	2024
Real estate
Commercial	$5,070,880	$4,317,361
Construction	271,953	206,960
Multi-family	405,714	376,737
One-to four-family	87,384	90,880
Total real estate loans	5,835,931	4,991,938
Commercial and industrial	953,051	1,046,146
Consumer	10,735	12,961
Total loans	6,799,717	6,051,045
Deferred fees, net of origination costs	(18,014)	(16,969)
Loans, net of deferred fees and costs	6,781,703	6,034,076
Allowance for credit losses	(94,239)	(63,273)
Net loans	$6,687,464	$5,970,803

At September 30, 2025, $3.7 billion of loans were pledged to support wholesale funding, of which $554.5 million were encumbered. At December 31, 2024, $3.3 billion of loans were pledged to support wholesale funding, of which $348.8 million were encumbered.

The following tables present the activity in the ACL for funded loans by segment. The portfolio segments represent the categories that the Company uses to determine its ACL (in thousands):

				Multi-	One-to four-
Three months ended September 30, 2025	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$50,454	$12,724	$2,340	$7,671	$579	$303	$74,071
Provision/(credit) for credit losses	5,921	(428)	28	18,464	(13)	(17)	23,955
Loans charged-off	—	—	—	(3,827)	—	(32)	(3,859)
Recoveries	—	70	—	—	—	2	72
Total ending allowance balance	$56,375	$12,366	$2,368	$22,308	$566	$256	$94,239

				Multi-	One-to four-
Three months ended September 30, 2024	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$38,484	$11,282	$1,759	$7,827	$131	$525	$60,008
Provision/(credit) for credit losses	2,965	(338)	(41)	(329)	282	66	2,605
Loans charged-off	—	—	—	—	—	(122)	(122)
Recoveries	—	—	—	—	—	2	2
Total ending allowance balance	$41,449	$10,944	$1,718	$7,498	$413	$471	$62,493

				Multi-	One-to four-
Nine months ended September 30, 2025	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$42,070	$10,991	$1,962	$7,290	$577	$383	$63,273
Provision/(credit) for credit losses	14,305	999	406	18,845	(11)	132	34,676
Loans charged-off	—	—	—	(3,827)	—	(263)	(4,090)
Recoveries	—	376	—	—	—	4	380
Total ending allowance balance	$56,375	$12,366	$2,368	$22,308	$566	$256	$94,239

				Multi-	One-to four-
Nine months ended September 30, 2024	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$35,635	$11,207	$1,765	$8,215	$663	$480	$57,965
Provision/(credit) for credit losses	5,813	(263)	(47)	(717)	(250)	128	4,664
Loans charged-off	—	—	—	—	—	(140)	(140)
Recoveries	1	—	—	—	—	3	4
Total ending allowance balance	$41,449	$10,944	$1,718	$7,498	$413	$471	$62,493

Net charge-offs for the three and nine months ended September 30, 2025 were $3.8 million and $3.7 million respectively. Net charge-offs for the three and nine months ended September 30, 2024 were $120,000 and $136,000, respectively.

The following tables present the activity in the ACL for unfunded loan commitments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Balance at the beginning of period	$2,170	$1,188	$2,008	$1,181
Provision/(credit) for credit losses	(92)	86	70	93
Total ending allowance balance	$2,078	$1,274	$2,078	$1,274

The following tables present the recorded investment in non-accrual loans and loans past due 90 days and greater and still accruing, by class of loans (in thousands):

			Loans Past Due
		Non-accrual	90 Days and
	Total	Without an	Greater and
At September 30, 2025	Non-accrual	ACL	Still Accruing
Commercial real estate	$32,830	$8,830	$—
Commercial & industrial	8,989	6,989	—
Multi-family	37,292	2,554	—
One-to-four family	2,451	2,451	—
Consumer	—	—	—
Total	$81,562	$20,824	$—

			Loans Past Due
		Non-accrual	90 Days and
	Total	Without an	Greater and
At December 31, 2024	Non-accrual	ACL	Still Accruing
Commercial real estate	$25,087	$25,087	$—
Commercial & industrial	6,989	6,989	—
One-to-four family	452	452	—
Consumer	—	—	72
Total	$32,528	$32,528	$72

Interest income on non-accrual loans recognized on a cash basis for the three and nine months ended September 30, 2025 and 2024 was immaterial.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

			Non-accrual or	Total Past
	30-59	60-89	90 Days and	Due or	Current
At September 30, 2025	Days	Days	Greater	Non-accrual	Loans	Total
Commercial real estate	$1,962	$—	$32,830	$34,792	$5,036,088	$5,070,880
Commercial & industrial	—	—	8,989	8,989	944,062	953,051
Construction	—	—	—	—	271,953	271,953
Multi-family	3,994	12,764	37,292	54,050	351,664	405,714
One-to four-family	—	—	2,451	2,451	84,933	87,384
Consumer	153	—	—	153	10,582	10,735
Total	$6,109	$12,764	$81,562	$100,435	$6,699,282	$6,799,717

			Non-accrual or	Total Past
	30-59	60-89	90 Days and	Due or	Current
At December 31, 2024	Days	Days	Greater	Non-accrual	Loans	Total
Commercial real estate	$7,115	$—	$25,087	$32,202	$4,285,159	$4,317,361
Commercial & industrial	—	—	6,989	6,989	1,039,157	1,046,146
Construction	—	—	—	—	206,960	206,960
Multi-family	—	—	—	—	376,737	376,737
One-to four-family	2,049	—	452	2,501	88,379	90,880
Consumer	124	22	72	218	12,743	12,961
Total	$9,288	$22	$32,600	$41,910	$6,009,135	$6,051,045

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

The following table presents loan balances by credit quality indicator and year of origination at September 30, 2025 and charge-offs for the nine months ended September 30, 2025 (in thousands):

						2020
	2025	2024	2023	2022	2021	& Prior	Revolving	Total
CRE
Pass	$1,964,988	$1,135,321	$841,288	$633,241	$200,518	$154,592	$50,219	$4,980,167
Special Mention	19,535	33,610	—	—	1,248	—	—	54,393
Substandard	1,800	—	—	24,000	8,830	1,690	—	36,320
Total	$1,986,323	$1,168,931	$841,288	$657,241	$210,596	$156,282	$50,219	$5,070,880

Construction
Pass	$93,607	$37,715	$110,711	$—	$—	$—	$29,920	$271,953
Total	$93,607	$37,715	$110,711	$—	$—	$—	$29,920	$271,953

Multi-family
Pass	$145,417	$35,950	$30,384	$67,093	$61,003	$13,259	$2,641	$355,747
Substandard	—	2,554	—	30,300	17,113	—	—	49,967
Total	$145,417	$38,504	$30,384	$97,393	$78,116	$13,259	$2,641	$405,714

One-to four-family
Current	$—	$—	$45,000	$3,214	$—	$36,719	$—	$84,933
Past Due	—	—	—	—	—	2,451	—	2,451
Total	$—	$—	$45,000	$3,214	$—	$39,170	$—	$87,384

C&I
Pass	$107,709	$159,162	$71,655	$86,493	$36,635	$3,980	$428,501	$894,135
Substandard	15,120	—	7,643	20,968	—	—	15,185	58,916
Total	$122,829	$159,162	$79,298	$107,461	$36,635	$3,980	$443,686	$953,051

Consumer
Current	$—	$—	$—	$—	$—	$10,582	$—	$10,582
Past due	—	—	—	—	—	153	—	153
Total	$—	$—	$—	$—	$—	$10,735	$—	$10,735

Total
Pass/Current	$2,311,721	$1,368,148	$1,099,038	$790,041	$298,156	$219,132	$511,281	$6,597,517
Special Mention	19,535	33,610	—	—	1,248	—	—	54,393
Substandard/Past due	16,920	2,554	7,643	75,268	25,943	4,294	15,185	147,807
Total	$2,348,176	$1,404,312	$1,106,681	$865,309	$325,347	$223,426	$526,466	$6,799,717

Charge-offs
Multi-family	$—	$—	$—	$—	$3,827	$—	$—	$3,827
Consumer	—	—	—	—	—	263	—	263
Total	$—	$—	$—	$—	$3,827	$263	$—	$4,090

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

A loan is considered collateral dependent when the borrower is experiencing financial difficulties and repayment is expected to be substantially provided by the operation or sale of the collateral. The following table presents collateral dependent substandard loans by portfolio segment as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Collateral dependent loans:
Commercial real estate	$36,320	$24,000
Multi-family	49,967	51,239
One-to four-family	2,451	—
Total	$88,738	$75,239

The following tables show the amortized cost basis of modified loans to borrowers experiencing financial difficulty during the periods indicated (in thousands):

		Combination
		Term
		Extension and			Modifications
		Interest Rate	Interest Rate		as a % of
	Extension	Reduction	Reduction	Total	Loan Class
Three months ended September 30, 2025
Commercial & industrial	$10,922	$—	$—	$10,922	1.1%
Multi-family	3,015	—	—	3,015	0.7%
Total	$13,937	$—	$—	$13,937

Nine months ended September 30, 2025
Commercial & industrial	$10,922	$—	$—	$10,922	1.1%
Multi-family	47,412	—	—	47,412	11.7%
Total	$58,334	$—	$—	$58,334

		Combination
		Term
		Extension and			Modifications
		Interest Rate	Interest Rate		as a % of
	Extension	Reduction	Reduction	Total	Loan Class
Three months ended September 30, 2024
Commercial & industrial	$—	$—	$—	$—	—%
Multi-family	—	—	—	—	—%
Total	$—	$—	$—	$—

Nine months ended September 30, 2024
Commercial & industrial	$—	$11,686	$—	$11,686	1.1%
Multi-family	—	48,224	3,015	51,239	13.2%
Total	$—	$59,910	$3,015	$62,925

The following tables describe the types of modifications made to borrowers experiencing financial difficulty:

	Types of Modifications
		Weighted
		Average
		Interest
	Term	Rate
	Extension	Reduction
Three months ended September 30, 2025
Commercial & industrial	144 months	0.0%
Multi-family	6-12 months	0.0%

Nine months ended September 30, 2025
Commercial & industrial	144 months	0.0%
Multi-family	6-12 months	0.0%

	Types of Modifications
		Weighted
		Average
		Interest
	Term	Rate
	Extension	Reduction
Three months ended September 30, 2024
Commercial & industrial	None	None
Multi-family	None	None

Nine months ended September 30, 2024
Commercial & industrial	11-12 months	2.9%
Multi-family	6-12 months	4.1%

There were $44.4 million and $7.0 million of CRE and C&I loans, respectively, that had a payment default during the three and nine months ended September 30, 2025 that were modified in the prior 12 months before default to borrowers experiencing financial difficulty. At September 30, 2025, there were no additional commitments to lend to borrowers experiencing financial difficulty whose loans have been modified. During the nine months ended September 30, 2024, $11.7 million of modified loans to borrowers experiencing financial difficulty were not in compliance with their modified terms. At September 30, 2024, there were no additional commitments to lend to borrowers experiencing financial difficulty whose loans have been modified.

NOTE 6 — BORROWINGS

Borrowings consisted of the following (in thousands):

			Interest Expense		Interest Expense
	At	At	Three months ended		Nine months ended
	September 30,	December 31,	September 30,		September 30,
	2025	2024	2025	2024	2025	2024
Federal funds purchased and securities sold under agreements to repurchase	$125,000	$210,000	$1,257	$—	$3,927	$151
Federal Home Loan Bank of New York advances	$150,000	$240,000	$1,773	$2,099	$6,357	$8,819

Secured and other borrowings:
Secured borrowings	$17,355	$7,441	N.M.	N.M.	N.M.	N.M.
Federal Reserve Bank term loan	$—	$—	$—	$1,228	$—	$3,522

N.M. – not meaningful

Federal funds purchased are generally overnight transactions and had a weighted average interest rate of 4.15% at September 30, 2025. The FHLBNY advances are short-term transactions and have a fixed weighted average interest rate of 4.25%.

Secured borrowings are loan participation agreements with counterparties where the transfer of the participation interest did not qualify for sale treatment under GAAP.

The Federal Reserve established the Bank Term Funding Program (“BTFP”) on March 12, 2023 as a funding source for eligible depository institutions. The BTFP provided short-term liquidity (up to one year) against the par value of certain high-quality collateral, such as U.S. Treasury securities. The BTFP ceased making new loans as scheduled on March 11, 2024. At September 30, 2025 and December 31, 2024, the Company had no outstanding FRB term loans under the BTFP.

At September 30, 2025, the Company had cash on deposit with the Federal Reserve Bank of New York and available secured wholesale funding borrowing capacity of $3.2 billion.

NOTE 7 —  STOCKHOLDERS’ EQUITY

On July 17, 2025, the Company’s Board of Directors approved a share repurchase plan with authorization to purchase up to $50 million of the Company’s common stock. In aggregate, the Board of Directors has authorized $100 million of share repurchases since March 2025. During the three months ended September 30, 2025, the Company repurchased 39,166 shares of the Company’s common stock at an average cost of $69.27 per share. At September 30, 2025, treasury stock at cost was $53.3 million. At September 30, 2025, $47.3 million remained available under the currently authorized share repurchase plan.

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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Basic
Net income available to common stockholders	$7,119	$12,266	$42,240	$45,268

Weighted average common shares outstanding	10,398,255	11,193,063	10,722,311	11,173,214

Basic earnings per common share	$0.68	$1.10	$3.94	$4.05

Diluted
Net income allocated to common stockholders	$7,119	$12,266	$42,240	$45,268

Weighted average common shares outstanding for basic earnings per common share	10,398,255	11,193,063	10,722,311	11,173,214
Add: Dilutive effects of assumed vesting of performance based restricted stock units	38,044	18,096	24,070	—
Add: Dilutive effects of assumed vesting of restricted stock units	151,103	101,614	100,490	35,257
Average shares and dilutive potential common shares	10,587,402	11,312,773	10,846,871	11,208,471

Dilutive earnings per common share	$0.67	$1.08	$3.89	$4.04

For the three and nine months ended September 30, 2025, all performance based restricted stock units and restricted stock units were considered in computing diluted earnings per common share, respectively. For the nine months ended September 30, 2024, 24,420 of performance restricted stock units were not considered in the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

NOTE 9 — STOCK COMPENSATION PLAN

Equity Incentive Plan

At September 30, 2025, the Company maintained two stock compensation plans, the Amended and Restated 2022 Equity Incentive Plan (the “2022 EIP”), and the 2019 Equity Incentive Plan (the “2019 EIP”). The 2019 EIP expired on May 31, 2022 but has outstanding restricted stock awards subject to vesting schedules.

The 2022 EIP was approved on May 31, 2022 by the stockholders of the Company and an amendment and restatement of the 2022 EIP was approved by the stockholders of the Company on May 29, 2024 to increase the number of shares of common stock that may be issued under the plan by 358,000. The stockholders of the Company subsequently approved an amendment to the 2022 EIP on May 28, 2025 to increase the number of shares of common stock that may be issued under the plan by an additional 750,000. Under the 2022 EIP, the remaining maximum number of shares of stock that may be delivered to participants in the form of restricted stock, restricted stock units and stock options, including ISOs and non-qualified stock options is 876,921 at September 30, 2025, subject to adjustment as set forth in the 2022 EIP, plus any awards that are made available under the 2019 EIP after March 15, 2022.

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

In the first quarter of 2025 and 2024, 133,359 and 168,469 restricted stock grants were issued to certain key personnel, respectively. One-third of these shares vest each year for three years beginning on March 1, 2026 and March 1, 2025, respectively. Total compensation cost that has been charged against income for restricted stock grants was $1.6 million and $4.8 million for the three and nine months ended September 30, 2025, respectively. Total compensation cost that has been charged against income for restricted stock grants was $1.8 million and $5.2 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, there was $9.7 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 1.98 years.

In January 2025, 27,500 restricted shares were granted to members of the Company’s Board of Directors, which fully vest one-year from the grant date. In January 2024, 27,500 restricted shares were granted to members of the Company’s Board of Directors which vested in January 2025. Total expense for the awards granted to members of the Board of Directors was $452,000 and $1.4 million for the three and nine months ended September 30, 2025, respectively. Total expense for the awards granted to members of the Board of Directors was $341,000 and $1.0 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, total unrecognized expense for these awards was $452,000.

The following table summarizes the changes in the Company’s restricted stock grants:

	Nine months ended
	September 30, 2025
		Weighted Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
Outstanding, beginning of period	277,095	$50.59
Granted	160,859	61.10
Forfeited	(1,761)	67.50
Vested	(150,357)	53.44
Outstanding at end of period	285,836	$54.90

Performance-Based Stock Units

During the second quarter of 2022, the Company established a long-term incentive award program under the 2022 EIP. Under the program, 52,807 PRSUs were awarded in the first quarter of 2025, which vest over a three-year period beginning in March 2026 if certain performance criteria are met. If the performance criteria are not met, no compensation cost is recognized and any recognized compensation cost is reversed. In the second quarter of 2024, 73,260 PRSUs were awarded, of which 31,746 met the performance criteria and will vest in equal installments over a three-year period beginning in June 2025. The weighted average service inception date fair value of the outstanding awarded shares was $4.3 million. Total compensation cost that has been charged against income for these PRSUs was $578,000 and $908,000 for the three and nine months ended September 30, 2025, respectively. Total compensation cost that has been charged against income for these PRSUs was $275,000 and $365,000 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, there was $2.7 million of total unrecognized compensation expense related to the PRSUs. The cost is expected to be recognized over a weighted-average period of 1.60 years.

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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis

Assets measured on a recurring basis are limited to the Company’s AFS securities portfolio, equity investments, and derivative contracts. The AFS portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Equity investments are carried at estimated fair value with changes in fair value reported on the statements of operations. Outstanding derivative contracts designated as cash flow hedges are carried at estimated fair value with changes in fair value reported as accumulated other comprehensive income or loss in shareholders’ equity. Outstanding derivatives not designated as hedges are carried at estimated fair value with changes in fair value reported as non-interest income. The fair values for substantially all of these assets are obtained monthly from an independent nationally recognized pricing service. On a quarterly basis, the Company assesses the reasonableness of the fair values obtained for the AFS portfolio by reference to a second independent nationally recognized pricing service. Based on the nature of these securities, the Company’s independent pricing service provides prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in the Company’s portfolio. Various modeling techniques are used to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, the Company obtains the models, inputs and assumptions utilized by its pricing service and reviews them for reasonableness. Other than derivative contracts, the Company did not have any liabilities that were measured at fair value at September 30, 2025 and December 31, 2024.

From time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain loans where the carrying value is based on the fair value of the underlying collateral estimated using Level 3 inputs consisting of individual third-party appraisals that may be adjusted based on certain criteria.

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At September 30, 2025
Recurring Fair Value Measurements:
Assets
U.S. Government agency securities	$37,852	$—	$37,852	$—
U.S. State and Municipal securities	9,640	—	9,640	—
Residential mortgage securities	458,925	—	458,925	—
Commercial mortgage securities	43,618	—	43,618	—
Asset-backed securities	2,406	—	2,406	—
CRA Mutual Fund	5,548	5,548	—	—
Derivative assets	941	—	941	—
Liabilities
Derivative liabilities	4,712	—	4,712	—
Non-Recurring Fair Value Measurements:
Assets
Collateral dependent loans	36,435	—	—	36,435

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At December 31, 2024
Recurring Fair Value Measurements:
Assets
U.S. Government agency securities	$63,752	$—	$63,752	$—
U.S. State and Municipal securities	9,500	—	9,500	—
Residential mortgage securities	363,068	—	363,068	—
Commercial mortgage securities	43,128	—	43,128	—
Asset-backed securities	2,637	—	2,637	—
CRA Mutual Fund	5,109	5,109	—	—
Derivative assets	919	—	919	—
Liabilities
Derivative liabilities	1,539	—	1,539	—

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2025 and 2024.

Collateral dependent loans with a total amortized cost of $58.7 million at September 30, 2025 were reduced by an allowance for credit losses of $22.3 million for a reported total net carrying amount of $36.4 million. The collateral values for these loans were estimated using individual third party appraisals that utilized the sales comparison valuation technique. The Company used Level 3 inputs to estimate the fair value including discounts to the appraisals for costs to sell and other adjustments ranging from -100% to 15%, and with a weighted-average of -37%. There were no material assets and liabilities held at September 30, 2024 for which non-recurring fair value adjustments were recorded during the three and nine months ended September 30, 2024.

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

Carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At September 30, 2025	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$13,109	$13,109	$—	$—	$13,109
Overnight deposits	372,827	372,827	—	—	372,827
Securities held-to-maturity	376,447	—	329,762	—	329,762
Loans, net	6,687,464	—	—	6,767,193	6,767,193
Other investments
FRB Stock	11,410	N/A	N/A	N/A	N/A
FHLB Stock	13,922	N/A	N/A	N/A	N/A
Disability Fund	1,500	—	1,500	—	1,500
Time deposits at banks	498	498	—	—	498
Accrued interest receivable	35,932	—	2,163	33,769	35,932

Financial Liabilities:
Non-interest-bearing demand deposits	$1,382,345	$1,382,345	$—	$—	$1,382,345
Money market and savings deposits	5,539,944	5,539,944	—	—	5,539,944
Time deposits	150,470	—	150,496	—	150,496
Federal funds purchased	125,000	—	125,000	—	125,000
Federal Home Loan Bank of New York advances	150,000	—	150,036	—	150,036
Trust preferred securities	20,620	—	—	20,016	20,016
Accrued interest payable	2,253	918	992	343	2,253
Secured and other borrowings	17,355	—	17,355	—	17,355

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2024	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$13,078	$13,078	$—	$—	$13,078
Overnight deposits	187,190	187,190	—	—	187,190
Securities held-to-maturity	428,557	—	366,719	—	366,719
Loans, net	5,970,803	—	—	5,878,582	5,878,582
Other investments
FRB Stock	11,410	N/A	N/A	N/A	N/A
FHLB Stock	17,228	N/A	N/A	N/A	N/A
Disability Fund	1,500	—	1,500	—	1,500
Time deposits at banks	498	498	—	—	498
Accrued interest receivable	33,209	—	2,105	31,104	33,209

Financial Liabilities:
Non-interest-bearing demand deposits	$1,334,054	$1,334,054	$—	$—	$1,334,054
Money market and savings deposits	4,523,522	4,523,522	—	—	4,523,522
Time deposits	125,397	—	125,288	—	125,288
Federal funds purchased	210,000	—	210,000	—	210,000
Federal Home Loan Bank of New York advances	240,000	—	240,000	—	240,000
Trust preferred securities	20,620	—	—	20,024	20,024
Accrued interest payable	1,809	12	1,436	361	1,809
Secured and other borrowings	7,441	—	7,441	—	7,441

NOTE 11 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables presents the tax effects allocated to each component of Other Comprehensive Income (Loss) (in thousands):

	Three months ended
	September 30, 2025			September 30, 2024
	Before	Tax	After	Before	Tax	After
	Tax	Effect	Tax	Tax	Effect	Tax
Unrealized gain (loss) arising on AFS securities
Unrealized gain (loss) arising during the period	$5,793	$(1,736)	$4,057	$19,144	$(5,685)	$13,459

Unrealized gain (loss) arising on cash flow hedges
Unrealized gain (loss) arising during the period	$(650)	$196	$(454)	$(6,426)	$1,908	$(4,518)
Reclassification adjustment for gain included in net income	—	—	—	(1,246)	383	(863)
Net Change	(650)	196	(454)	(7,672)	2,291	(5,381)
Total other comprehensive income (loss)	$5,143	$(1,540)	$3,603	$11,472	$(3,394)	$8,078

	Nine months ended
	September 30, 2025			September 30, 2024
	Before	Tax	After	Before	Tax	After
	Tax	Effect	Tax	Tax	Effect	Tax
Unrealized gain (loss) arising on AFS securities
Unrealized gain (loss) arising during the period	$20,161	$(6,042)	$14,119	$14,802	$(3,806)	$10,996

Unrealized gain (loss) arising on cash flow hedges
Unrealized gain (loss) arising during the period	$(3,150)	$944	$(2,206)	$593	$(176)	$417
Reclassification adjustment for gain included in net income	(911)	280	(631)	(3,757)	1,153	(2,604)
Net Change	(4,061)	1,224	(2,837)	(3,164)	977	(2,187)
Total other comprehensive income (loss)	$16,100	$(4,818)	$11,282	$11,638	$(2,829)	$8,809

The following tables presents the after-tax changes in the balances of each component of Accumulated Other Comprehensive Income (Loss) at the dates indicated (in thousands):

			Total
			Accumulated
			Other
	AFS	Cash Flow	Comprehensive
	Securities	Hedge	Income (Loss)
Three Months Ended	$(43,269)	$(2,186)	$(45,455)
Other comprehensive income (loss) arising during the period, net of tax	4,057	(454)	3,603
Balance at September 30, 2025	$(39,212)	$(2,640)	$(41,852)

Balance at July 1, 2024	$(57,148)	$4,943	$(52,205)
Unrealized gain (loss) arising during the period, net of tax	13,459	(4,518)	8,941
Reclassification adjustment for gain included in net income, net of tax	—	(863)	(863)
Other comprehensive income (loss) arising during the period, net of tax	13,459	(5,381)	8,078
Balance at September 30, 2024	$(43,689)	$(438)	$(44,127)

			Total
			Accumulated
			Other
	AFS	Cash Flow	Comprehensive
	Securities	Hedge	Income (Loss)
Balance at January 1, 2025	$(53,331)	197	(53,134)
Unrealized gain (loss) arising during the period, net of tax	14,119	(2,206)	11,913
Reclassification adjustment for gain included in net income, net of tax	—	(631)	(631)
Other comprehensive income (loss), net of tax	14,119	(2,837)	11,282
Balance at September 30, 2025	$(39,212)	(2,640)	(41,852)

Balance at January 1, 2024	$(54,685)	1,749	(52,936)
Unrealized gain (loss) arising during the period, net of tax	10,996	417	11,413
Reclassification adjustment for gain included in net income, net of tax	—	(2,604)	(2,604)
Other comprehensive income (loss)arising during the period , net of tax	10,996	(2,187)	8,809
Balance at September 30, 2024	$(43,689)	(438)	(44,127)

The following tables shows the amounts reclassified out of AOCI for the realized gain on cash flow hedges (in thousands):

					Affected line item in
	Three months ended		Nine months ended		the Consolidated Statements
	September 30,		September 30,		of Operations
	2025	2024	2025	2024
Realized gain on sale of AFS securities	$—	$—	$—	$—	Gain on Sale of Securities
Income tax (expense) benefit	—	—	—	—	Income tax expense
Total reclassifications, net of income tax	$—	$—	$—	$—

Realized gain (loss) on derivative cash flow hedges	$—	$1,245	$911	$3,757	Licensing fees
Income tax (expense) benefit	—	(382)	(280)	(1,153)	Income tax expense
Total reclassifications, net of income tax	$—	$863	$631	$2,604

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

The following off-balance-sheet financial instruments, whose contract amounts represent credit risk, are outstanding (in thousands):

	At September 30, 2025		At December 31, 2024
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Unused loan commitments	$91,151	$603,174	$108,561	$586,821
Standby and commercial letters of credit	27,145	—	31,920	—
	$118,296	$603,174	$140,481	$586,821

A commitment to extend credit is a legally binding agreement to lend to a client as long as there is no violation of any condition established in the contract. These commitments do not necessarily represent future cash requirements and generally expire within two years. At September 30, 2025, the Company’s fixed rate loan commitments had interest rates ranging from 3.0% to 9.3% and the Company’s variable rate loan commitments had interest rates ranging from 5.3% to 9.5%. At December 31, 2024, the Company’s fixed rate loan commitments had interest rates ranging from 3.0% to 9.3% and the Company’s variable rate loan commitments had interest rates ranging from 6.3% to 11.5%. The amount of collateral obtained, if any, by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Company or other financial institutions and securities.

The Company’s stand-by letters of credit amounted to $27.1 million and $31.9 million as of September 30, 2025 and December 31, 2024, respectively. The Company’s stand-by letters of credit are collateralized by interest-bearing accounts of $22.4 million and $24.1 million as of September 30, 2025 and December 31, 2024, respectively.

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

In addition to the matters described above, the Company is subject to various other pending and threatened legal actions relating to the conduct of its business activities, as well as inquiries and investigations from regulators. While the future outcome of litigation or regulatory matters cannot be determined at this time, in the opinion of management, as of

September 30, 2025, the aggregate liability, if any, arising out of any such other pending or threatened matters are not expected to be material to the Company’s financial condition, results of operations, and liquidity.

NOTE 13 — REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers that are in the scope of ASC 606, Revenue from Contracts with Customers, are recognized in non-interest income. The following table presents the Company’s revenue from contracts with customers (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Service charges on deposit accounts	$2,047	$2,135	$6,351	$6,092
Global Payments Group revenue	—	3,500	—	11,255
Other service charges and fees	438	583	2,309	2,045
Total	$2,485	$6,218	$8,660	$19,392

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

NOTE 14 — DERIVATIVES

On occasion, the Company enters into derivative contracts as a part of its asset liability management strategy to help manage its interest rate risk position. At September 30, 2025, these derivatives had a notional amount of $1.2 billion and contractual maturities ranging from March 23, 2026 to August 1, 2027. The notional amount of the derivatives does not represent the amount exchanged by the parties. The derivatives were designated as cash flow hedges of certain deposit liabilities and borrowings of the Company. The hedges were determined to be highly effective during the three and nine months ended September 30, 2025. The Company expects the hedges to remain highly effective during the remaining term of the derivatives.

In addition, the Company periodically enters into certain commercial loan interest rate swap agreements to provide commercial loan clients the ability to convert loans from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively converts the client’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party to offset its exposure on the variable and fixed components of the client agreement. As the interest rate swap agreements with the clients and third parties are not designated as hedges, the instruments are marked to market in earnings. At September 30, 2025, these interest rate swaps have a notional amount of $69.0 million and a contractual maturity of August 15, 2028.

The following tables reflect the derivatives recorded on the balance sheet (in thousands):

		Fair Value
	Notional	Other	Other
	Amount	Assets	Liabilities
At September 30, 2025
Derivatives designated as hedges:
Interest rate swaps related to client deposits and borrowings	$1,150,000	$—	$3,771

Derivatives not designated as hedges:
Interest rate swaps	$69,000	$941	$941

At December 31, 2024
Derivatives designated as hedges:
Interest rate swaps related to client deposits and borrowings	$550,000	$585	$1,205

Derivatives not designated as hedges:
Interest rate swaps	$69,000	$334	$334

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

Recent Events

On October 21, 2025, the Company publicly announced that its Board of Directors declared a quarterly dividend of $0.15 per share on the Company’s common stock (the “Dividend”). The Dividend is payable on November 14, 2025 to holders of record of the Company’s common stock at the close of business on October 30, 2025.

On September 30, 2025, the Company announced that the Board of Directors elected Mr. Anthony J. Fabiano as independent Chairman of the Board of Directors. Mr. William Reinhardt, who has served on the Board of Directors since 2013 and had held the role of Chairman since 2018, will remain a member of the Board of Directors.

On July 17, 2025, the Company’s Board of Directors approved a share repurchase plan with authorization to purchase up to an additional $50 million of the Company’s common stock. In aggregate, the Board of Directors has authorized $100 million of share repurchases since March 2025. During the three months ended September 30, 2025, the Company repurchased 39,166 shares of the Company’s common stock at an average cost of $69.27 per share. At September 30, 2025, $47.3 million remained available under the currently authorized share repurchase plan.

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

One of the more significant judgments involved in estimating the Company’s ACL relates to the macroeconomic forecasts used to estimate credit losses and the relative weightings applied to them. To illustrate the impact of changes in these forecasts to the Company’s ACL, the Company performed a hypothetical sensitivity analysis that decreased the weight on the baseline scenario by 33% and equally allocated the difference to increase the weights on the more optimistic and adverse scenarios. All else equal, the impact of this hypothetical forecast would result in a net increase of approximately $7.4 million, or 7.8%, in the Company’s total ACL for loans and loan commitments as of September 30, 2025. This hypothetical analysis is intended to illustrate the impact of adverse changes in the macroeconomic forecasts at a point in time and is not intended to reflect the full nature and extent of potential future change in the ACL. It is difficult to estimate how potential changes in any one of the quantitative inputs or qualitative factors might affect the overall ACL and the Company’s current assessments may not reflect the potential future impact of changes to those inputs or factors.

Discussion of Financial Condition

The Company had total assets of $8.2 billion at September 30, 2025, an increase of $933.7 million, or 12.8%, from December 31, 2024.

Total cash and cash equivalents were $385.9 million at September 30, 2025, an increase of $185.7 million, or 92.7%, from December 31, 2024. The increase from December 31, 2024 primarily reflects an increase of $1.1 billion in deposits, offset by an increase in the loan book of $747.6 million and a $175.0 million decrease in wholesale funding.

Investments

Total securities were $934.4 million at September 30, 2025, an increase of $18.7 million or 2.0%, from December 31, 2024. The increase was primarily due to the purchase of $125.9 million of AFS securities, and the $20.2 million unrealized gain on AFS securities during the first nine months of 2025, partially offset by the $127.7 million paydown and maturities of AFS and HTM securities.

Loans

Total loans, net of deferred fees and unamortized costs, were $6.8 billion at September 30, 2025, an increase of $747.6 million, or 12.4%, from December 31, 2024. The increase in total loans from December 31, 2024 was due primarily to an increase of $752.7 million in CRE loans (including owner-occupied). At September 30, 2025, 77.4% of the CRE and C&I loan portfolio was concentrated in the New York metropolitan area, mainly New York City, and Florida.

As of September 30, 2025, total loans consisted primarily of CRE loans (including multi-family mortgage loans) and C&I loans. The Company’s commercial loan portfolio includes loans to the following industries (dollars in thousands):

	At September 30, 2025
		% of Total
	Balance	Loans
CRE (1)
Skilled Nursing Facilities	$2,437,717	35.9%
Hospitality	449,533	6.6
Office	443,129	6.5
Multi-family	405,714	6.0
Retail	366,494	5.4
Mixed use	323,613	4.8
Construction	271,953	4.0
Land	226,463	3.3
Industrial	187,991	2.8
Other	635,940	9.3
Total CRE	$5,748,547	84.6%

C&I
Skilled Nursing Facilities	$237,498	3.5%
Finance & Insurance	228,939	3.4
Individuals	162,496	2.4
Healthcare	103,917	1.5
Services	75,332	1.3
Wholesale	65,018	1.0
Manufacturing	27,016	0.4
Other	52,835	0.6
Total C&I	$953,051	14.1%

(1)CRE, not including one-to four-family loans

The largest concentration in the loan portfolio is to the healthcare industry, which amounted to $2.8 billion, or 40.9% of total loans, at September 30, 2025, including $2.7 billion in loans to skilled nursing facilities.

Asset Quality

Non-performing loans increased to $81.6 million at September 30, 2025 compared to $32.6 million at December 31, 2024 primarily due to a single out of market CRE multi-family loan relationship and a single secured CRE loan. The table below sets forth key asset quality ratios (dollars in thousands):

	At or for the	At or for the
	nine months ended	year ended
	September 30,	December 31,
	2025	2024
Asset Quality Ratios
Non-performing loans	$81,562	$32,600
Non-performing loans to total loans	1.20%	0.54%
Allowance for credit losses to total loans	1.39%	1.05%
Non-performing loans to total assets	0.99%	0.45%
Allowance for credit losses to non-performing loans	115.5%	194.1%
Ratio of net charge-offs (recoveries) to average loans outstanding in aggregate	0.08%	—%

Allowance for Credit Losses – Loans and Loan Commitments

The ACL was $94.2 million at September 30, 2025, as compared to $63.3 million at December 31, 2024. The Company recorded a $34.7 million provision for credit losses for the nine months ended September 30, 2025, which primarily reflects provisioning for a single out of market CRE multi-family relationship, and changes in the outlook for certain macroeconomic variables, and loan growth.

Deposits

Total deposits were $7.1 billion at September 30, 2025, an increase of $1.1 billion, or 18.2%, from December 31, 2024. The increase from December 31, 2024 was due primarily to increases across most of the Company’s various deposit verticals. Non-interest-bearing demand deposits were 19.5% of total deposits at September 30, 2025, compared to 22.3% at December 31, 2024.

The table below summarizes the Company’s deposit composition by segment for the periods indicated (dollars in thousands):

	At September 30, 2025	At December 31, 2024	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$1,382,345	$1,334,054	$48,291	3.6%
Money market	5,530,619	4,514,579	1,016,040	22.5
Savings accounts	9,325	8,943	382	4.3
Time deposits	150,470	125,397	25,073	20.0
Total	$7,072,759	$5,982,973	$1,089,786	18.2%

At September 30, 2025, the aggregate estimated amount of FDIC uninsured deposits was $1.8 billion, and the aggregate estimated amount of uninsured time deposits was $43.5 million. The following table presents the scheduled maturities of time deposits greater than $250,000 (in thousands):

At September 30, 2025
Three months or less	$24,934
Over three months through six months	5,432
Over six months through one-year	12,367
Over one-year	769
Total	$43,502

Borrowings

To support the balance sheet, the Company may at times utilize FHLB advances or other funding sources. At September 30, 2025, the Company had $125.0 million of Federal funds purchased and $150.0 million of FHLBNY advances. At December 31, 2024, the Company had $210.0 million of Federal funds purchased and $240.0 million of FHLBNY advances.

Accumulated Other Comprehensive Income

Accumulated other comprehensive loss, net of tax, was $41.9 million at September 30, 2025, a decrease of $11.3 million from December 31, 2024. The decrease from December 31, 2024 was primarily due to unrealized gains on AFS securities, as a result of changes in prevailing market interest rates.

Results of Operations

Net Income

Net income was $7.1 million for the third quarter of 2025, a decrease of $5.1 million as compared to $12.3 million for the third quarter of 2024. This decrease was due primarily to a $21.2 million increase in the provision for credit losses, the absence of $3.5 million of GPG revenue as a result of the exit from that business, and a $1.8 million increase in compensation and benefits related to the increase in the number of employees, partially offset by a $12.1 million increase in net interest income, a $10.0 million decrease in the regulatory reserve recorded in the prior year period and a $1.2 million decrease in professional fees.

Net income was $42.2 million for the nine months ended September 30, 2025, a decrease of $3.1 million as compared to $45.3 million for the nine months ended September 30, 2024. This decrease was due primarily to a $30.0 million increase in the provision for credit losses, the absence of $11.3 million of GPG revenue as a result of the exit from that business, and a $5.4 million increase in compensation and benefits related to the increase in the number of employees, partially offset by $31.4 million increase in net interest income, a $10.0 million decrease in the regulatory reserve recorded in the prior year period and a $5.6 million decrease in professional fees.

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

	Three Months Ended
	September 30, 2025			September 30, 2024
	Average		Yield /	Average		Yield /
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest-earning assets:
Loans (2)	$6,690,695	$123,521	7.32%	$5,889,298	$111,286	7.52%
Available-for-sale securities	626,434	4,224	2.68	581,529	3,350	2.29
Held-to-maturity securities	383,238	1,780	1.84	444,842	2,061	1.84
Equity investments	5,751	43	2.94	3,164	23	2.89
Overnight deposits	177,016	1,995	4.47	231,946	3,223	5.53
Other interest-earning assets	27,564	437	6.29	26,584	511	7.65
Total interest-earning assets	7,910,698	132,000	6.62	7,177,363	120,454	6.68
Non-interest-earning assets	128,891			180,748
Allowance for credit losses	(74,877)			(60,608)
Total assets	$7,964,712			$7,297,503
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$5,340,340	49,856	3.70	$4,314,237	51,266	4.73
Certificates of deposit	126,600	1,321	4.14	41,028	471	4.57
Total interest-bearing deposits	5,466,940	51,177	3.71	4,355,265	51,737	4.73
Borrowed funds	289,518	3,512	4.81	270,633	3,484	5.12
Total interest-bearing liabilities	5,756,457	54,689	3.77	4,625,898	55,221	4.75
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,354,163			1,851,497
Other non-interest-bearing liabilities	122,811			113,666
Total liabilities	7,233,431			6,591,061
Stockholders' equity	731,281			706,442
Total liabilities and equity	$7,964,712			$7,297,503
Net interest income		$77,311			$65,233
Net interest rate spread (3)			2.85%			1.93%
Net interest margin (4)			3.88%			3.62%
Total cost of deposits (5)			2.98%			3.32%
Total cost of funds (6)			3.05%			3.39%
(1)	Annualized.
(2)	Amount includes deferred loan fees and non-performing loans.
(3)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(4)	Determined by dividing annualized net interest income by total average interest-earning assets.
(5)	Determined by dividing annualized interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(6)	Determined by dividing annualized interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Average		Yield /	Average		Yield /
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest-earning assets:
Loans (2)	$6,461,679	$353,160	7.31%	$5,780,539	$318,262	7.35%
Available-for-sale securities	603,841	11,523	2.55	578,891	9,660	2.23
Held-to-maturity securities	398,188	5,572	1.87	455,358	6,357	1.86
Equity investments - non-trading	5,608	124	2.95	2,672	54	2.67
Overnight deposits	171,892	5,998	4.67	299,455	12,544	5.60
Other interest-earning assets	28,709	1,436	6.69	29,095	1,673	7.68
Total interest-earning assets	7,669,917	377,813	6.59	7,146,010	348,550	6.52
Non-interest-earning assets	133,116			182,738
Allowance for credit losses	(69,513)			(59,326)
Total assets	$7,733,520			$7,269,422
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$5,073,383	144,154	3.80	$4,243,887	148,114	4.66
Certificates of deposit	128,856	4,024	4.18	37,472	1,064	3.79
Total interest-bearing deposits	5,202,239	148,178	3.81	4,281,359	149,178	4.65
Borrowed funds	326,954	11,725	4.79	331,486	12,891	5.19
Total interest-bearing liabilities	5,529,193	159,903	3.87	4,612,845	162,069	4.69
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,344,086			1,856,061
Other non-interest-bearing liabilities	128,004			115,199
Total liabilities	7,001,283			6,584,105
Stockholders' equity	732,237			685,317
Total liabilities and equity	$7,733,520			$7,269,422
Net interest income		$217,910			$186,481
Net interest rate spread (3)			2.72%			1.82%
Net interest margin (4)			3.80%			3.49%
Total cost of deposits (5)			3.03%			3.25%
Total cost of funds (6)			3.11%			3.35%
(1)	Annualized.
(2)	Amount includes deferred loan fees and non-performing loans.
(3)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(4)	Determined by dividing annualized net interest income by total average interest-earning assets.
(5)	Determined by dividing annualized interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(6)	Determined by dividing annualized interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

Net interest margin for the third quarter of 2025 was 3.88% compared to 3.62% for the third quarter of 2024. For the third quarter of 2025 the 26 basis point increase in net interest margin was driven by rigorous loan and deposit pricing initiatives and a 34 basis point decrease in the total cost of funds which reflects the reduction in short-term interest rates. Net interest margin for the nine months ended September 30, 2025 was 3.80% compared to 3.49% for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, the 31 basis point increase in net interest margin was driven by rigorous loan and deposit pricing initiatives and a 24 basis point decrease in the total cost of funds which reflects the reduction in short-term interest rates.

Interest Income

Interest income increased $11.5 million to $132.0 million for the third quarter of 2025 as compared to $120.5 million for the third quarter of 2024, primarily due to the increase in the average balance of loans. The average balance of loans increased $801.4 million for the third quarter of 2025 as compared to the third quarter of 2024.

Interest income increased $29.3 million to $377.8 million for the nine months ended September 30, 2025 as compared to $348.6 million for the nine months ended September 30, 2024, primarily due to the increase in the average balance of loans. The average balance of loans increased $681.1 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Interest Expense

Interest expense decreased $532,000 to $54.7 million for the third quarter of 2025 as compared to $55.2 million for the third quarter of 2024 due primarily to the 34 basis point decrease in total cost of funds that reflects the reduction in short- term interest rates, partially offset by the $1.1 billion increase in the average balance of interest-bearing deposits for the third quarter of 2025 as compared to the third quarter of 2024.

Interest expense decreased $2.2 million to $159.9 million for the nine months ended September 30, 2025 as compared to $162.1 million for the nine months ended September 30, 2024, due primarily to the 24 basis point decrease in the total cost of funds, partially offset by the $920.9 million increase in the average balance of interest-bearing deposits for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Provision for Credit Losses – Loans and Loan Commitments

The provision for credit losses for the three months ended September 30, 2025 was $23.9 million, which reflects provisioning for a single out of market CRE multi-family loan relationship, changes in the outlook for certain macroeconomic variables, and loan growth. The provision for credit losses for the nine months ended September 30, 2025 was $34.7 million, which reflects provisioning for a single out of market CRE multi-family relationship, and changes in the outlook for certain macroeconomic variables, and loan growth.

Non-Interest Income

Non-interest income decreased $3.8 million to $2.5 million for the third quarter of 2025, as compared to $6.3 million for the third quarter of 2024 driven primarily by the absence of GPG revenue due to the exit from that business. Non-interest income decreased $10.6 million to $8.8 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024 driven primarily by the absence of GPG revenue due to the exit from that business.

Non-Interest Expense

Non-interest expense decreased $5.5 million to $45.8 million for the third quarter of 2025, compared to the third quarter of 2024 due primarily to a $10.0 million decrease in the regulatory reserve recorded in the prior year period and a $1.2 million decrease in professional fees, partially offset by a $2.3 million increase in technology costs, a $1.8 million increase in compensation and benefits related to the increase in the number of employees, and a $1.2 million increase in deposit program related fees.

Non-interest expense decreased $3.8 million to $131.6 million for the nine months ended September 30, 2025, as compared to $135.4 for the nine months ended September 30, 2024, due primarily to a $10.0 million decrease in the regulatory reserve recorded in the prior year period and a decrease of $5.6 million in professional fees, partially offset by an increase of $5.4 million in compensation and benefits related to the increase in the number of employees and a $4.1 million increase in deposit program related fees.

Income Tax Expense

The estimated effective tax rate for the third quarter of 2025 was 30.1% as compared to 30.2% for the third quarter of 2024. The estimated effective tax rate for the nine months ended September 30, 2025 was 30.0% as compared to 31.1% for the nine months ended September 30, 2024.

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

At September 30, 2025, the Company had $694.3 million in unused loan commitments and $27.1 million in standby and commercial letters of credit. At December 31, 2024, the Company had $695.4 million in unused commitments and $31.9 million in standby and commercial letters of credit.

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

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At September 30, 2025 and December 31, 2024, cash and cash equivalents totaled $385.9 million and $200.3 million, respectively. Securities, which provide an additional source of liquidity, totaled $934.4 million at September 30, 2025 and $915.8 million at December 31, 2024. At September 30, 2025, there were $798.7 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $104.5 million were encumbered. At December 31, 2024, there were $750.3 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $65.5 million were encumbered.

The Company’s primary investing activities are the origination and to a lesser extent, purchase of loans and securities. For the three and nine months ended September 30, 2025, the Company’s loan production was $514.2 million and $1.4 billion as compared to $460.6 million and $1.0 billion, respectively, for the three and nine months ended September 30, 2024.

Financing activities consisted primarily of activity in deposit accounts and borrowings. The Company gathers deposits from businesses and individuals through client referrals and other relationships and through its retail presence. The Company has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds. Total deposits were $7.1 billion at September 30, 2025, an increase of $1.1 billion, or 18.2%, from December 31, 2024.

At September 30, 2025, interest-bearing deposits were comprised of $5.5 billion of money market accounts and $150.5 million of time deposits. Time deposits due within one year of September 30, 2025 totaled $146.7 million, or 2.1%, of total deposits. At September 30, 2025, the aggregate estimated amount of FDIC uninsured deposits was $1.8 billion. At December 31, 2024, interest-bearing deposits were comprised of $4.5 billion of money market accounts and $125.4 million of time deposits. Time deposits due within one year of December 31, 2024 totaled $118.1 million or 2.0% of total deposits. Non-interest-bearing deposits were 19.5% of total deposits at September 30, 2025, as compared to 22.3% at December 31, 2024. At December 31, 2024, the aggregate estimated amount of FDIC uninsured deposits was $1.6 billion.

The Company has no material commitments or demands that are likely to affect its liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any other unforeseen demand or commitment were to occur, the Company could access its borrowing capacity with the FHLB or obtain additional funds through alternative funding sources, including the brokered deposit market. At September 30, 2025, the Company had $125.0 million of

Federal funds purchased and $150.0 million of FHLBNY advances. At December 31, 2024, the Company had $210.0 million of Federal funds purchased and $240.0 million of FHLBNY advances. At September 30, 2025 and December 31, 2024, the Company had cash on deposit with the FRBNY and available secured wholesale funding borrowing capacity of $3.2 billion and $2.9 billion, respectively.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. At September 30, 2025 and December 31, 2024, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and the Bank review capital levels on a monthly basis. Below is a table of the Company’s and Bank’s capital ratios for the periods indicated:

			Minimum	Minimum Ratio	Minimum
	At	At	Ratio to be	Required for	Capital
	September 30,	December 31,	“Well	Capital Adequacy	Conservation
	2025	2024	Capitalized”	Purposes	Buffer
The Company
Tier 1 leverage ratio	9.8%	10.8%	N/A	4.0%	—%
Common equity tier 1	10.6%	11.9%	N/A	4.5%	2.5%
Tier 1 risk-based capital ratio	10.9%	12.3%	N/A	6.0%	2.5%
Total risk-based capital ratio	12.2%	13.3%	N/A	8.0%	2.5%

The Bank
Tier 1 leverage ratio	9.4%	10.6%	5.00%	4.0%	—%
Common equity tier 1	10.4%	12.0%	6.50%	4.5%	2.5%
Tier 1 risk-based capital ratio	10.4%	12.0%	8.00%	6.0%	2.5%
Total risk-based capital ratio	11.7%	13.0%	10.00%	8.0%	2.5%

At September 30, 2025 and December 31, 2024, total non-owner-occupied CRE loans were 373.5% and 346.1% of risk-based capital, respectively. The increased CRE concentration ratio was affected by the Bank funding the share repurchase program and the anticipated quarterly dividends at the holding company. See “—Recent Events” above for more information on the Company’s quarterly dividend and share repurchase program.

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

The following table shows the estimated impact on net interest income for the one-year period beginning September 30, 2025 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

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

At September 30, 2025
Change in	Net	Year 1
Interest	Interest	Change
Rates	Income Year 1	from
(basis points)	Forecast	Level
+200	320,810	(0.13)%
+100	321,562	0.11
—	321,213	—
-100	323,171	0.61
-200	327,193	1.86

The table above indicates that at September 30, 2025, in the event of an instantaneous and sustained parallel upward shift of 200 basis points in interest rates, the Company would experience a 0.13% decrease in net interest income. In the event of an instantaneous and sustained parallel downward shift of 200 basis points in interest rates, it would experience a 1.86% increase in net interest income.

Economic Value of Equity Analysis

The Company also analyzes the sensitivity of its financial condition to changes in interest rates through an EVE model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates. The table below represents an analysis of IRR as measured by the estimated changes in EVE, resulting from instantaneous and sustained parallel shifts in the yield curve (+100, +200, and -100, -200, basis points) at September 30, 2025 (dollars in thousands):

		Estimated
		Increase (Decrease) in
		EVE
Change in
Interest Rates	Estimated
(basis points) (1)	EVE (2)	Dollars	Percent
+200	$1,021,003	$(56,111)	(5.21)%
+100	1,054,698	(22,416)	(2.08)
—	1,077,114	—	—
-100	1,088,596	11,482	1.07
-200	1,090,256	13,142	1.22
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from the Company’s liabilities adjusted for the value of off-balance sheet contracts.

The table above indicates that at September 30, 2025, in the event of an immediate upward shift of 200 basis points in interest rates, the Company would experience a 5.21% decrease in its EVE. In the event of an immediate downward shift of 200 basis points in interest rates, the Company would experience a 1.22% increase in its EVE.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and the Chief Financial Officer, who is the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company is subject to various pending and threatened legal actions. With respect to the litigation brought by Michael Wyse, as Plan Administrator for the Voyager Wind-Down Debtor, the Company’s motion to dismiss, filed in February 2025, was granted as to all counts on August 4, 2025. The Plaintiff has since filed its appeal with the U.S. Court of Appeals for the Second Circuit. There have been no other significant developments with respect to other legal proceedings previously disclosed under Part I, Item 3 in our 2024 Form 10-K. While the future outcome of litigation or regulatory matters cannot be determined at this time, in the opinion of management, as of September 30, 2025, the aggregate liability, if any, arising out of any such pending or threatened legal actions are not expected to be material to the Company’s financial condition, results of operations, and liquidity. For additional information regarding certain legal proceedings, see “Legal and Regulatory Proceedings” in NOTE 12 — COMMITMENTS AND CONTINGENCIES to the Company’s consolidated financial statements in this Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended September 30, 2025:

			Total
			Number of	Dollar
			Shares	Value of
			Purchased as	Shares That
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	the Plans
July 1, 2025 to July 31, 2025 (1)	—	$—	—	$50,000,000
August 1, 2025 to August 31, 2025	39,166	69.27	39,166	47,287,075
September 1, 2025 to September 30, 2025	—	—	—	47,287,075
Total	39,166	$69.27	39,166

(1) On July 17, 2025, the Company’s Board of Directors approved a share repurchase plan with authorization to purchase up to an additional $50 million of the Company’s common stock. In aggregate, the Board of Directors has authorized $100 million of share repurchases since March 2025.

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

101	INS XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation Linkbase

101	DEF XBRL Taxonomy Extension Definition Linkbase

101	LAB XBRL Taxonomy Extension Label Linkbase

101	PRE XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from Metropolitan Bank Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: November 7, 2025By: /s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: November 7, 2025By:/s/ Daniel F. Dougherty

Daniel F. Dougherty

Executive Vice President and Chief Financial Officer