Form 10-K
period 2025-12-31
Metropolitan Bank Holding Corp.
filed 2026-02-20
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2025, as reported by the New York Stock Exchange, was approximately $695.4 million.

As of February 13, 2026, there were issued and outstanding 10,116,117 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

GLOSSARY OF COMMON TERMS AND ACRONYMS

ACL	Allowance for credit losses	FDIC	Federal Deposit Insurance Corporation
AFS	Available-for-sale	FHLB	Federal Home Loan Bank
ALCO	Asset Liability Committee	FHLBNY	Federal Home Loan Bank of New York
AOCI	Accumulated other comprehensive income	FRB	Federal Reserve Bank
ASC	Accounting Standards Codification	FRBNY	Federal Reserve Bank of New York
ASU	Accounting Standards Update	FX	Foreign exchange
BaaS	Banking-as-a-Service	GAAP	U.S. Generally accepted accounting principles
Bank	Metropolitan Commercial Bank	GPG	Global Payments Group
BHC Act	Bank Holding Company Act of 1956, as amended	HTM	Held-to-maturity
BSA	Bank Secrecy Act	IRR	Interest rate risk
C&I	Commercial and Industrial	ISO	Incentive stock option
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	JOBS Act	The Jumpstart Our Business Startups Act
CECL	Current Expected Credit Loss	LTV	Loan-to-value
Company	Metropolitan Bank Holding Corp.	MBS	Mortgage-backed securities
Coronavirus	COVID-19	N/A	Not applicable
CRA	Community Reinvestment Act	NYDFS	New York State Department of Financial Services
CRE	Commercial real estate	OCC	Office of the Comptroller of the Currency
CRE Guidance	Commercial Real Estate Lending, Sound Risk Management Practices	PRSU	Performance-based restricted stock units
DIF	Deposit Insurance Fund	ROU	Right of use
EB-5 Program	EB-5 Immigrant Investor Program	SEC	U.S. Securities and Exchange Commission
EGC	Emerging Growth Company	SOFR	Secured Overnight Financing Rate
ERMC	Enterprise Risk Management Committee	USD	U.S. Dollar
EVE	Economic value of equity	USCIS	United States Citizenship and Immigration Services
FASB	Financial Accounting Standards Board

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), share repurchases under the Company’s share repurchase program, dividend payments and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Annual Report on Form 10-K that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that are difficult to predict and are generally beyond our control and that may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under Part I, Item 1A., “Risk Factors” and as described in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. In addition, these factors include but are not limited to:

●	a failure to successfully manage our credit risk and the sufficiency of our allowance for credit losses;
●	changes in loan demand and declines in real estate values in the Company’s market area, which may adversely affect our loan production;
●	borrower and depositor concentrations (e.g., by geographic area and by industry);
●	the interest rate policies of the Federal Reserve and other regulatory bodies;
●	general economic conditions, including unemployment rates, and potential recessionary and inflationary indicators, either nationally or locally, including the related effects on our borrowers and other clients, such as adverse changes to credit quality, and on our financial condition and results of operations;
●	an unanticipated loss of key personnel or existing clients, or an inability to attract key employees;
●	system failures or cybersecurity breaches of our information technology infrastructure and/or confidential information or those of the Company’s third-party service providers;
●	failure to maintain current technologies or technological changes and enhancements that may be more difficult or expensive to implement than anticipated, and failure to successfully implement future information technology enhancements;
●	emerging issues related to the development and use of artificial intelligence that could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business or clients;
●	the timely and efficient development of new products and services offered by the Company, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by clients;
●	the successful implementation or consummation of new business initiatives, which may be more difficult or expensive than anticipated;
●	an unexpected adverse financial, regulatory, legal or bankruptcy event experienced by our financial service clients or critical technology service providers;
●	unexpected increases in our expenses;
●	changes in liquidity, including funding sources, deposit flows and the size and composition of our deposit portfolio, and the percentage of uninsured deposits in the portfolio;
●	an unexpected deterioration in the performance of our loan or securities portfolios and our inability to absorb the amount of actual losses inherent in the portfolio;

●	difficulties associated with achieving or predicting expected future financial results;
●	growth that differed from expectations and our ability to manage our growth;
●	increases in competitive pressures among financial institutions or from non-financial institutions which may result in unanticipated changes in our loan or deposit rates;
●	unexpected adverse impacts related to future acquisitions or divestitures;
●	impacts related to or resulting from regional and community bank failures and stresses to regional banks, or conditions in the securities markets or the banking industry being less favorable than currently anticipated;
●	changes in accounting principles, policies or guidelines that may cause the Company’s financial condition or results of operation to be reported or perceived differently;
●	legislative, tax or regulatory changes or actions, including changes and the potential for changes to regulatory policy and the promulgation of new laws and regulations at the federal, state, or local level in municipalities where we operate, may adversely affect the Company’s business;
●	unanticipated increases in FDIC insurance premiums or future assessments;
●	the costs, including the possible incurrence of fines, penalties, or other negative effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions, or other legal actions to which we or any of our subsidiaries are a party, and which may adversely affect our results; and
●	the current or the potential impact on the Company’s operations, financial condition, and clients resulting from natural or man-made disasters, severe weather events, wars, military conflict, acts of terrorism, other geopolitical events, cyberattacks, and global pandemics, or localized epidemics.

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

PART I

Item 1.  Business

The Company is a bank holding company headquartered in New York, New York and registered under the BHC Act. Through its wholly owned bank subsidiary, Metropolitan Commercial Bank, a New York state-chartered commercial bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and individuals primarily in the New York metropolitan area. The Company’s founding members, including its Chief Executive Officer, Mark DeFazio, recognized a need in the New York metropolitan area for a solutions-oriented, commercial banking franchise focused on building relationships with middle market companies and real estate entrepreneurs whose financial needs are often overlooked by larger financial institutions. The Bank was established in 1999 with the goal of helping these under-served clients build and sustain wealth. Its motto, “The Entrepreneurial Bank,” is a reflection of the Bank’s aspiration to develop a commercially oriented middle-market bank that shares the same entrepreneurial spirit as its clients. By offering an extensive suite of financial products and highly customized personal services, combined with strong technology offerings and a community-based relationship focus,  the Company is well-positioned to continue to capitalize on the significant growth opportunities available in the New York metropolitan area and elsewhere. See the “GLOSSARY OF COMMON TERMS AND ACRONYMS” for the definition of certain terms and acronyms used throughout this Form 10-K.

In addition to traditional commercial banking products, the Company offers: corporate cash management and retail banking services; customized financial solutions for government entities, municipalities, public institutions and charter schools; specialized services to facilitate secure and efficient real estate transactions and tax-deferred exchanges for title and escrow and Section 1031 exchanges; and EB-5 Program escrow accounts of foreign investor funds for USCIS approved job-creating projects.

The Company has developed various deposit gathering strategies, which generate the funding necessary to operate without a large branch network. These activities, together with seven strategically located banking centers, generate a stable source of deposits to fund a diverse loan portfolio with attractive risk-adjusted yields. As of December 31, 2025, the Company’s assets, loans, deposits, and stockholders’ equity totaled $8.3 billion, $6.8 billion, $7.4 billion and $743.1 million, respectively.

As a bank holding company, the Company is subject to the supervision of the Board of Governors of the Federal Reserve System. The Company is required to file with the FRB reports and other information regarding its business operations and the business operations of its subsidiaries. As a state-chartered bank that is a member of the FRB, the Bank is subject to FDIC regulations as well as supervision, periodic examination and regulation by the NYDFS as its primary state regulator and by the FRB as its primary federal regulator.

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

Market Area

The Company’s primary market includes the New York metropolitan area. This market is well-diversified and represents a large market for middle market businesses (defined as businesses with annual revenue of $5 million to $400 million). The Company’s market area has a diversified economy, with the majority of employment provided by services, wholesale/retail trade, finance/insurance/real estate, technology companies and construction. A relationship-led strategy has provided the Company with select opportunities in other U.S. markets, with a particular focus on South Florida.

The Company operates seven banking centers strategically located within close proximity to target clients. There are four banking centers in Manhattan, one in Brooklyn, New York, one in Lakewood, New Jersey and one in Great Neck, Long Island. The 99 Park Avenue banking center, adjacent to the Company headquarters, is located at the center of one of the largest markets for bank deposits in the New York Metropolitan Statistical Area due to the abundance of corporate and high net worth clients. The Manhattan banking centers are centrally located in the heart of neighborhoods notably associated with specific business sectors with which the Company has strong existing relationships. The Brooklyn banking center is in the active Boro Park neighborhood, which is home to many small- and medium-sized businesses, and where several important existing lending clients live and work. The banking centers in Great Neck, Long Island and Lakewood, New Jersey represent a natural extension of the Company’s efforts to establish a physical footprint in areas where many of its existing and prospective commercial clients are located, and also serves as a central hub for philanthropic and community events. The Company also has a loan production office in Miami, Florida. Additionally, in the second quarter of 2026 we plan to open a banking center in West Palm Beach, Florida.

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

Accessibility, tailored product offerings, disciplined underwriting and speed of execution enable the Company to distinguish itself in the markets of its target clients, which the Company views as under-served by today’s financial services industry. Establishing banking centers in close proximity to a “critical mass” of its clients has advanced the Company’s ability to retain and grow deposits, provided opportunities to deepen client relationships, and ultimately to enhance franchise value.

Business Strategy

The Company’s strategy is to continue to build a relationship-oriented commercial bank by organically growing its existing client relationships and developing new long-term clients. The Company focuses on the New York metropolitan area middle-market businesses with annual revenues of $400 million or less and the New York metropolitan area real estate entrepreneurs with a net worth of $50 million or more. The Company originates and services CRE and C&I loans of generally between $3 million and $40 million, which it believes is an under-served segment of the market. Management believes that the Company is well positioned in a market area offering significant growth opportunities. As it grows, the Company will attempt to continue to convert many of its lending clients into full retail relationships.

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

Strong deposit franchise

The strength of the Company’s deposit franchise comes from its long-standing relationships with clients and the strong ties it has in its market area. The Company has also developed a diversified funding strategy, which enables it to be less reliant on branches. Deposit funding is provided by: traditional commercial banking products offered to borrowing and non-borrowing clients; corporate cash management and retail banking services; tailored financial solutions for government entities, municipalities, and public institutions; specialized services to facilitate secure and efficient real estate transactions and tax-deferred exchanges for title and escrow and Section 1031 exchanges; and, EB-5 Program accounts for developers and qualified foreign investors. These activities, together with seven strategically located banking centers, generate a stable source of deposits to support the growth of our diverse loan portfolio.

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

Commercial Real Estate

CRE mortgage loans are secured by mixed-use properties, office buildings, commercial condominium units, retail properties, hotels and warehouses. In underwriting these loans, the Company generally relies on the income generated by the property as the primary means of repayment. However, the personal guarantee of the principals will frequently be required as a credit enhancement, particularly when the collateral property is in transition (i.e., under renovation and/or in the lease-up stage). A Phase I Environmental Report is generally required for all new CRE loans.

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

At December 31, 2025, $2.5 billion, or 43.1% of the Company’s real estate loan portfolio, consisted of loans to the healthcare industry, which were primarily made to nursing and residential care facilities. The Company has lenders who are experienced in lending to the healthcare industry, particularly to skilled nursing homes. They generally originate loans to borrowers with strong cash flows from diverse sources and who are very experienced operators that typically have over 1,000 beds under management. In addition to being secured by real estate, these loans are also generally secured by the assets of the operating company, and in almost all cases the credit facilities are personally guaranteed by principals of the company, who are typically high net worth individuals. The Company also originates term loans to standalone medical facilities such as radiology and dialysis centers and medical practices, which are generally secured by the assets of the company and the personal guaranties of the sponsors/owners of the practice.

Multi-family

The multi-family loan portfolio consists of loans secured by multi-tenanted residential properties primarily located in New York City or the Greater New York area. In underwriting multi-family loans, the Company employs the same underwriting standards and procedures as are employed for non-owner occupied CRE.

Certain of the Company’s loans are associated with rent stabilized units in the New York City boroughs, in which the laws limit rent increases for rent stabilized multi-family properties. In addition, New York City’s current mayoral administration has previously indicated its intention to halt rent increases for all rent-stabilized apartments in the city. At December 31, 2025, the Company had $172.6 million of New York City rent-regulated stabilized multi-family loans, which had a weighted-average debt service coverage ratio of 2.7x and a weighted-average LTV of 44.7% based on the most recent appraisal. See Part I, Item 1A., “Risk Factors—Risk Relating to Lending Activities—The performance of the Company’s multi-family and mixed-use loans could be adversely impacted by regulation.”

Construction Loans

Construction lending involves additional risks when compared to permanent loans. These risks include completion risk, which could be impacted by unanticipated delays and/or cost overruns, and market risk, i.e., the risk that market rental rates and/or market sales prices may decline before the project is completed. Therefore, the Company only originates construction loans on a very selective basis. Generally, the types of construction loans the Company originates include extensive renovation loans as well as ground-up construction loans. At December 31, 2025, construction loans comprised 3.8% of the Company’s loan portfolio. In all cases, the owner/developer has extensive construction experience, sufficient equity in the transaction (maximum loan to value of 65%) and provides personal recourse on the loan. The Company has established limits for construction lending as a percentage of risk-based capital.

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

At December 31, 2025, $302.9 million, or 34.7% of the Company’s C&I loan portfolio, consisted of loans to the healthcare industry, of which $212.3 million, or 70.1%, were made to nursing and residential care facilities. Within the C&I lending group, the Company has lenders who are experienced in lending to the healthcare industry, particularly to skilled nursing homes. They generally originate loans to borrowers with strong cash flows from diverse sources and who are very experienced operators that typically have over 1,000 beds under management. In all cases these loans are secured by the assets of the operating company, and in almost all cases the credit facilities are personally guaranteed by principals of the company, who are typically high net worth individuals. The Company also originates term loans to standalone medical facilities such as radiology and dialysis centers and medical practices, which are secured by the assets of the company and typically by the personal guarantees of the sponsors/owners of the practice.

Deposit Products and Services

The Company’s retail products and services are similar to those of mid-to-large banks in its market, and include, but are not limited to, online banking, mobile banking, ACH, and remote deposit capture. The Company has made, and will continue to make, investments in technology to meet the needs of its customers. Deposit funding is provided by the following deposit verticals:

1)	Borrowing clients – The Company generates significant deposits from its borrowing clients. The Company provides commercial clients with convenient solutions such as remote deposit capture, business online banking and various other retail services and products. The Company will attempt to continue to convert lending clients into full retail clients and thereby continue to expand its retail presence.
2)	Non-borrowing retail banking products and services clients – These customers, located primarily in the New York City metropolitan area, need an efficient technology interface and the personal service of an experienced banker who can assist them in managing their day-to-day operations using our retail banking products and services. Management understands that not every potential client of the Company is in need of an extension of credit; instead, these clients require a bank that can assist in making them more efficient and competitive.
3)	Corporate cash management clients – The Company provides corporate cash management services to clients who are in possession of, or have discretion over, large deposits such as, but not limited to, property management companies, title companies and bankruptcy trustees.
4)	Government entities, municipalities and other local entities – The Company provides customized financial solutions for government entities, municipalities, public institutions, and charter schools to help them reach their strategic objectives.
5)	EB-5 Program accounts – The EB-5 Program, administered by the U.S. Citizenship and Immigration Services, allows qualified foreign investors who meet specific capital investment and other requirements to obtain permanent residency and become contributors to U.S. communities, by investing in job-creating projects. The Company provides escrow accounts of foreign investor funds for USCIS approved job-creating projects.
6)	Title and Escrow – The Company provides specialized services designed to facilitate secure and efficient real estate transactions and tax-deferred exchanges for title and escrow, Section 1031 exchanges, and qualified intermediary needs.

Global Payments Business

In 2023, the Company completed the exit from the business associated with digital currency entities, commonly referred to as the crypto-asset business. In 2024 the Company exited the GPG BaaS business.

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

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The Company adopted this guidance effective January 1, 2023. See “NOTE 3 — SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS” to the Company’s consolidated financial statements in this Form 10-K. The Company works closely with borrowers that are experiencing financial difficulties to identify viable solutions that minimize the potential for loss and under certain circumstances may modify the terms of these loans to maximize their collectability. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.

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

Loan Approval Authority

The Company’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by its Board of Directors and management. The Company’s Commercial Lending Policy sets out several levels of lending authority delegated by the Board of Directors to the Credit Committee, a standing committee of the Bank’s board of directors, as well as other personnel. Authority limits are based upon the individual loan size and the total exposure of the borrower and are conditioned on the loan conforming to the Company’s Commercial Lending Policy and corresponding lending limits. All loans over $12.5 million are presented to the Credit Committee for approval prior to closing the transaction. The Credit Committee is comprised of five Board members, including the Chief Executive Officer, who are appointed as “permanent members” of the committee. In addition, one other Board member rotates on to the committee each month. Loans of $12.5 million or less are approved by management subject to individual officer approval limits further established in the Commercial Lending Policy. However, for all group relationships with total exposure in excess of 25% of risk-based capital, approval of the Credit Committee will be required for any size loan; provided that a loan will not require Credit Committee approval if the loan request is no greater than 10% of the relationship, to a maximum of $2.5 million (in which case the lending officers’ approval will be required). The Commercial Lending Policy requires the disclosure of loan policy exceptions to the applicable approving authority as part of the request for approval. The Company’s Commercial Lending Policy is reviewed and approved by the Board of Directors on at least an annual basis, or more frequently as needed.

Commencing January 1, 2026, the Credit Committee has been reclassified as a management-level committee consisting of several key employees of the Bank, including the Chief Executive Officer, Chief Credit Officer and Chief Lending Officer, among other Bank personnel. Certain members of the Board of Directors have been designated as “overseers” of the Credit Committee and will attend meetings to support with the transition to the new structure.

Loans to One Borrower

In accordance with loans-to-one-borrower regulations promulgated by the NYDFS, the Company is generally limited to lending no more than 15% of its capital stock, surplus fund and undivided profits to any one borrower or borrowing entity. Management understands the importance of concentration risk and continuously monitors the Company’s loan portfolio to ensure that risk is balanced between such factors as loan type, industry, geography, collateral, structure, maturity and risk rating, among other things. The Company’s Commercial Loan Policy establishes detailed concentration limits and sub-limits by loan type and geography, which are approved by the Board of Directors at least annually.

Ongoing Credit Risk Management

In addition to the underwriting process described above, the Company performs ongoing risk monitoring and review processes for all credit exposures. While the Company grades and classifies its loans internally, it also engages an independent third-party firm to perform regular loan reviews and evaluate loan classifications. The Company (i) strives to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans result in a loss, (ii) records any necessary charge-offs promptly and (iii) maintains adequate allowance levels to cover expected credit losses over the life of the loan portfolio. The reports of the independent third-party firm’s loan reviews are presented to the Audit Committee of the Board of Directors, along with appropriate details regarding management’s assessment of the results of the independent reports.

In general, whenever a particular loan or overall borrower relationship is classified as pass-watch, special mention or substandard based on one or more standard loan grading factors, the Company’s credit officers engage in active evaluation of the loan to determine the appropriate resolution strategy. On at least a quarterly basis, management and the Board of Directors, or a designated committee thereof, review the status of the watch list and classified assets portfolio as well as noteworthy developments related to the larger credits in the portfolio.

Investments

The Company’s investment objectives are primarily to provide and maintain liquidity, manage to an acceptable level of interest rate risk and safely invest excess funds when demand for loans is less than deposit growth. Subject to these primary objectives, the Company also seeks to generate a favorable return. The Board of Directors has assigned the overall responsibility for the management of the investment portfolio to the CFO or their designee. The Company’s investment policy, which establishes the standards and processes by which the CFO manages the investment portfolio, is reviewed and approved by the Board of Directors at least annually. The CFO or their designee is responsible for the implementation of the Company’s investment policy and monitoring its investment performance. The ALCO, which is a management-level committee that reports to the ERMC, reviews the status of the investment portfolio quarterly.

The Company has legal authority to invest in various types of investment securities and liquid assets, including, but not limited to, U.S. Treasury obligations, securities of various government-sponsored agencies, mortgage-backed and municipal government securities, deposits at the FHLBNY, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade money market mutual funds. It is also required to maintain an investment in FHLBNY stock, which investment is based primarily on the level of its FHLBNY borrowings. Additionally, the Company is required to maintain an investment in FRBNY stock equal to six percent of its capital and surplus.

The majority of the Company’s investments are classified as either AFS or HTM and can be used to collateralize FHLBNY borrowings, FRB borrowings, public funds deposits or other borrowings and U.S. trustee deposits. At December 31, 2025, the investment portfolio consisted primarily of government agency residential mortgage-backed securities and, to a lesser extent, U.S. Government Agency and treasury securities, government agency commercial mortgage-backed securities and municipal securities.

The Company estimates and recognizes an ACL for HTM debt securities pursuant to ASU No. 2016-13. The Company has a zero loss expectation for nearly all of its HTM securities portfolio, and has no ACL related to these securities at December 31, 2025. For the small portion of the HTM securities portfolio that does not have a zero loss expectation, the ACL is based on each security’s amortized cost, excluding interest receivable, and represents the portion of the amortized cost that the Company does not expect to collect over the life of the security. The ACL is determined using average industry credit ratings and historical loss experience, and is initially recognized upon acquisition of the securities, and subsequently remeasured on a recurring basis.

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

Sources of Funds

Deposits

Deposits have traditionally been the Company’s primary source of funds for use in lending and investment activities. The Company generates deposits from: traditional commercial banking products offered to borrowing and non-borrowing clients; corporate cash management and retail banking services; tailored financial solutions for government entities, municipalities, and public institutions; specialized services to facilitate secure and efficient real estate transactions and tax-deferred exchanges for title and escrow and Section 1031 exchanges; and, EB-5 Program accounts, escrow accounts of foreign investor funds for USCIS approved job-creating projects. The Company believes that it has a very stable deposit base, supported by its customer diversification and relationship-driven approach. The Company’s deposit strategy primarily focuses on developing borrowing and other service-oriented relationships with customers rather than competing with other institutions on interest rates. It has established deposit concentration thresholds to help minimize the probability of over-reliance on any single depositor base for funds.

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

At December 31, 2025, the Company had no Federal funds purchased or FHLBNY advances outstanding.

Human Capital

We aim to foster a culture of trust, ethics, and accountability where every employee is committed to upholding these principles in their interactions with clients, customers, shareholders, other stakeholders and each other.  As of December 31, 2025, the Company employed 326 full-time employees and 2 part-time employees, which is a net increase of 35 employees, or approximately 10.6% from the prior year. In particular, the incremental increase in employee headcount was driven by our strategic priorities and in alignment with branch network expansion, corporate, risk management and governance areas. None of our employees are represented by a collective bargaining agreement.

Board’s Role in Human Capital Management and Oversight

The Board is focused on integrating talent, culture, and workforce metrics into the Company’s long-term corporate strategy to better mitigate risk and create shareholder value. The Board oversees the development, attraction, and retention of talent to help ensure the human capital strategy of the Company supports its long-term business strategy, culture, and organizational capability. The Compensation Committee of the Board (the “Compensation Committee”) reviews and approves compensation structures that are intended to align with the Company’s risk appetite, performance goals and other pay-related initiatives. The Board is regularly apprised of developments related to the Company’s organizational structure, succession planning and talent development and receives periodic updates from the Chief Human Resources Officer on human capital matters.

Attracting, Developing and Retaining Employees

The goal of our recruitment efforts is to hire highly qualified candidates by presenting candidates with a holistic value proposition, that emphasizes our growth, culture, and purpose. We aim to connect with our candidates on a deeper level, in order to determine whether the candidates are aligned with our values. To retain the talent needed to execute our strategy, we foster a performance-driven workplace that promotes employee engagement, satisfaction, and development.  We invite employee feedback through a variety of channels for open communication and engagement, including surveys, focus groups, and discussions led by our leadership team. We also work to expand our employees’ knowledge, skills and experiences through learning and development opportunities.

Compensation Programs

Our compensation philosophy is aligned with the values that shape the Company’s pillars of excellence: high performance, risk management, accountability, and execution of the Company’s strategy. The Company’s compensation programs reflect our culture of accountability, encouraging financial safety and soundness while discouraging excessive risk-taking.

We primarily utilize the following components for compensating our employees:

1)	Base Salary – Fixed pay established at levels to help ensure we are competitive with financial institutions of similar size and performance.
2)	Annual Cash Incentives – Variable pay designed to reward the achievement of specified performance goals, with award opportunities generally expressed as a percentage of an established pool or a percentage of a predetermined target.
3)	Long-term Incentives – Equity awards, including restricted stock units (RSUs), are granted to align employees with shareholder interests and promote long-term retention.
4)	Benefits Programs – Health, wellness, retirement, life and disability insurance benefits are provided in a manner that is consistent with market practice and are designed to attract and retain top talent.

Culture, Purpose, and Values

Our commitment to our customers, community, and employees is well established and recognized by our Board of Directors, executive leadership, and our Employee Engagement Committee (the “EEC”).  The EEC is instrumental in developing a community of belonging at the Company.  We also encourage volunteerism in areas that unite our employees and positively impact our communities. By engaging in service to our communities, we not only strengthen our bonds but also reflect our shared values. We are proud to be named a Great Place to Work-Certified®️ in 2025.

Subsidiaries

Metropolitan Commercial Bank is the sole subsidiary of Metropolitan Bank Holding Corp. and there are no significant subsidiaries of Metropolitan Commercial Bank.

Federal, State and Local Taxation

The following is a general description of material tax matters and does not purport to be a comprehensive review of the tax rules applicable to the Company.

For federal income tax purposes, the Company files a consolidated income tax return on a calendar year basis using the accrual method of accounting. The Company is subject to federal income taxation in the same manner as other corporations. For its 2025 taxable year, the Company is subject to a maximum federal income tax rate of 21%.

The Company is subject to California, Connecticut, Massachusetts, New Jersey, New York State, New York City, and Tennessee income taxes on a consolidated basis. The Bank is subject to Alabama, Florida, and Missouri income taxes on a separate company basis.

The Inflation Reduction Act of 2022 (the “IRA”) was signed into law on August 16, 2022. The IRA includes provisions that may apply to us, including extending the expanded Affordable Care Act health plan premium assistance program through 2025, imposing an excise tax on stock buybacks, increasing funding for IRS tax enforcement, expanding energy incentives, and imposing a corporate minimum tax. In addition, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBA”) was signed into law, which includes a broad range of tax reform provisions that may apply to us, including extending and modifying certain key provisions from the Tax Cuts and Jobs Act of 2017. The OBBA also accelerates the phase-out of certain incentives from the IRA. See Part I, Item 1A., “Risk Factors—Risks Relating Related to Laws and Regulations and Their Enforcement—Legislative and regulatory actions may increase the Company’s costs and impact its business, governance structure, financial condition or results of operations.”

Regulation

General

The Bank is a commercial bank organized under the laws of the state of New York. It is a member of the Federal Reserve System and its deposits are insured under the DIF of the FDIC up to applicable legal limits. The lending, investment, deposit-taking, and other business authority of the Company is governed primarily by state and federal law and regulations and the Company is prohibited from engaging in any operations not authorized by such laws and regulations. The Company is subject to extensive regulation, supervision and examination by, and the enforcement authority of, the NYDFS and FRB, and to a lesser extent by the FDIC, as its deposit insurer. The Company is also subject to federal financial consumer protection and fair lending laws and regulations of the Consumer Financial Protection Bureau (“CFPB”), though because it has less than $10 billion in total consolidated assets, the FRB and NYDFS are responsible for examining and supervising the Company’s compliance with these laws. The regulatory structure establishes a comprehensive framework which defines the activities in which a state member bank may engage and is primarily intended for the protection of depositors, customers and the DIF. The regulatory structure gives the regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

The Company is a bank holding company, due to its control of the Bank, and is therefore subject to the requirements of the BHC Act, and regulation and supervision by the FRB. The Company files reports with and is subject to periodic examination by the FRB.

Regulation of banks and their holding companies on both the federal and state level is subject to continual revision, both through statutory changes and corresponding regulatory revisions as well as through evolving supervisory objectives of banking agency examiners and supervisory staff. It is not possible to predict the content or timing of changes to the laws and regulations that may impact the business of the Bank and the Company. Any changes to the regulatory framework applicable to the Company or the Bank, however, could have a material adverse impact on the condition or operations of each entity and the Company’s stockholders.

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

Federal and state law and regulations limit a bank’s investment authority. Generally, a state member bank is prohibited from investing in corporate equity securities for its own account other than the equity securities of companies through which the bank conducts its business. Under federal and state regulations, a New York state member bank may invest in investment securities for its own account up to specified limits depending upon the type of security. “Investment securities” are generally defined as marketable obligations that are investment grade and not predominantly speculative in nature. The NYDFS classifies investment securities into five different types and, depending on its type, a state-chartered commercial bank may have the authority to deal in and underwrite the security. The NYDFS has also permitted New York state member banks to purchase certain non-investment securities that can be reclassified and underwritten as loans.

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

Federal Deposit Insurance

Deposit accounts at the Bank are insured up to applicable legal limits by the FDIC’s DIF, which is currently $250,000.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The Company’s minimum required capital conservation buffer was at 2.5% of risk-weighted assets at December 31, 2025. See Part II, Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations―Regulation” for a summary of the Company’s capital ratios.

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

Under the prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. The Bank was well capitalized at December 31, 2025.

Dividends

Under federal and state law and applicable regulations, a state member bank may generally declare a dividend, without approval from the NYDFS or FRB, in an amount equal to its year-to-date net income plus the prior two years’ net income that is still available for dividend. Dividends exceeding those amounts require application to and approval by the NYDFS and/or FRB. To pay a cash dividend, a state member bank must also maintain an adequate capital conservation buffer under the capital rules discussed above.

Incentive Compensation Guidance

The federal banking agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations, including state member banks and bank holding companies, do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-

management, control and governance processes. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor, which for the Bank and the Company is the FRB, may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, provisions of the Basel III regime described above limit discretionary bonus payments to bank and bank holding company executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. The scope and content of the banking regulators’ policies on incentive compensation are likely to continue evolving.

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

Enforcement

The NYDFS and the FRB have extensive enforcement authority over state member banks to correct unsafe or unsound practices and violations of law or regulation. Such authority includes the issuance of cease and desist orders, assessment of civil money penalties and removal of officers and directors. The FRB may also appoint a conservator or receiver for a state member bank under specified circumstances, such as where (i) the bank’s assets are less than its obligations to creditors, (ii) the bank is likely to be unable to pay its obligations or meet depositors’ demands in the normal course of business, or (iii) a substantial dissipation of bank assets or earnings has occurred due to a violation of law or regulation or unsafe or unsound practices. Separately, the Superintendent of the NYDFS also has the authority to appoint a receiver or liquidator of any state-chartered bank under specified circumstances, including where (i) the bank is conducting its business in an unauthorized or unsafe manner, (ii) the bank has suspended payment of its obligations, or (iii) the bank cannot with safety and expediency continue to do business.

Examinations and Assessments

The Company is required to file periodic reports with and is subject to periodic examination by the NYDFS and FRB. Federal and state regulations generally require periodic on-site examinations for all depository institutions. The Company is required to pay an annual assessment to the NYDFS and FRB to fund the agencies’ operations.

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

New York State Regulation

The Company is also subject to provisions of the New York State Banking Law that impose continuing and affirmative obligations upon a banking institution organized in New York State to serve the credit needs of its local community. Such obligations are substantially similar to those imposed by the CRA. The latest NYDFS CRA rating received by the Company was “Satisfactory” for the examination conducted in 2022.

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

The Board of Directors is responsible for oversight of the Company’s financial crimes compliance program, and the Company has adopted policies and procedures designed to reasonably comply with these requirements.

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

Consumer Finance Regulations

The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. In this regard, the CFPB has several rules that implement various provisions of the Dodd-Frank Act that were specifically identified as being enforced by the CFPB. While the Company is not subject to CFPB supervision, because it has less than $10 billion in total consolidated assets, the FRB and the NYDFS are responsible for examining and enforcing the Company’s compliance with these consumer financial laws and regulations. In addition, the Company is subject to certain state laws and regulations designed to protect consumers.

Other Regulations

The Company’s operations are also subject to federal laws applicable to credit transactions, such as:

●	The Truth-In-Lending Act and Regulation Z promulgated thereunder, governing disclosures of credit terms to consumer borrowers;
●	The Real Estate Settlement Procedures Act and Regulation X promulgated thereunder, requiring that borrowers for mortgage loans for one-to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
●	The Home Mortgage Disclosure Act and Regulation C promulgated thereunder, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	The Equal Credit Opportunity Act and Regulation B promulgated thereunder, and other fair lending laws, prohibiting discrimination on the basis of race, religion, sex and other prohibited factors in extending credit;
●	The Fair Credit Reporting Act, governing the use of credit reports on consumers and the provision of information to credit reporting agencies;
●	Unfair or Deceptive or Abusive Acts or Practices laws and regulations;
●	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
●	The Coronavirus Aid, Relief and Economic Security Act; and
●	The rules and regulations of the various federal agencies charged with responsibility for implementing such federal laws.

The operations of the Company are further subject to:

●	The Truth in Savings Act and Regulation DD promulgated thereunder, which specifies disclosure requirements with respect to deposit accounts;
●	The Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	The Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;
●	The Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;
●	State unclaimed property or escheatment laws; and
●	Cybersecurity regulations, including but not limited to those implemented by NYDFS.

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

Acquisition of Control of the Company

Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as the Company unless the FRB has prior written notice and has not issued a notice disapproving the proposed acquisition. In evaluating such notices, the FRB takes into consideration such factors as the financial resources, competence, experience and integrity of the acquirer, the future prospects the bank holding company involved and its subsidiary bank and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing 25% or more of any class of voting stock, control in any manner of the election of a majority of the company’s directors, or a determination by the regulator that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of 10% or more of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as is the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934 as amended.

Federal Securities Laws

The Company is a reporting company subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934 as amended.

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

At December 31, 2025, $6.7 billion, or 98.6% of total loans, consisted of CRE and C&I loans. These portfolios have grown in recent years and the Company intends to continue to emphasize CRE and C&I lending. The Company lends against a variety of asset classes, including skilled nursing facilities, healthcare, multi-family, office, hospitality, mixed use, retail, and warehouse. CRE, including multi-family real estate, and commercial loans are often larger and involve greater risks than other types of loans since payments on such loans are often dependent on the successful operation or development of the property or business involved. A downturn in the real estate market and/or a challenging business and economic environment, particularly in the markets in which the Company operates, may increase the Company’s risk related to CRE, including multi-family real estate, and commercial loans. If the cash flows from business operations of our customers is reduced, the borrower may be unable to repay the loan according to the contractual terms of the loan agreement. Further, due to the larger average size of such loans and that they are secured by collateral that is generally less readily-marketable as compared with other loan types, losses incurred on a small number of such loans could have a material adverse impact on the Company’s financial condition and results of operations. If we foreclose on these loans, our holding period for the collateral typically is longer than for a single or multi-family residential property because there may be fewer potential purchasers of the collateral.

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

Multi-family and mixed-use loans generally involve a greater risk than one-to-four family residential loans because of legislation and government regulations involving rent control and rent stabilization, which are outside the control of the borrower or the Company, and could impair the value of the security for the loan or the future cash flows of such properties. As a result of these restrictions, it is possible that rental income on certain rent-regulated properties might not rise sufficiently over time to satisfy increases in interest payments due to increases in underlying rate reset indices or increases in overhead expenses (e.g., utilities, taxes, etc.). Borrowers may be further impacted in the event a halt in rent increases for all rent-stabilized apartments in New York City is implemented, as this would prevent them from being able to raise the rental rates on their affected rent-regulated properties at all. In addition, such a halt could have an adverse affect on the city’s real estate market overall, thereby further impairing the value of the security for the loan. At December 31, 2025, the Company had $172.6 million of New York City rent-regulated stabilized multi-family loans, which had a weighted-average debt service coverage ratio of 2.7x and a weighted-average LTV of 44.7% based on the most recent appraisal.

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

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as rising inflation decreases the value of money. As discussed below under “—Risks Related to Market Interest Rates—Interest rate shifts may reduce net interest income and otherwise negatively impact the Company’s financial condition and results of operation,” inflationary conditions and rising market interest rates could lead to declines in the value of our investment securities, particularly those with longer maturities, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which could increase our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. If the Federal Reserve Board were to use monetary policy levers to raise interest rates to counteract inflationary price pressures, higher rates could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

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

The Company’s business and operations, which primarily consist of lending money to customers, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, growth and profitability from the Company’s lending, deposit and investment operations could be constrained. Uncertainty about the fiscal and regulatory policymaking process on the federal, state, and local level in municipalities where we operate, the medium- and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors.

The Company’s business is also significantly affected by fiscal, monetary, regulatory and related policies of the U.S. federal government and its agencies and the impact of future policy changes made on the federal, state or municipal level is uncertain and such changes may be implemented with little or no prior notice. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond the Company’s control. Adverse economic conditions as a result of these changes may result in labor shortages, a decline in real estate values in the markets we operate in, a significant increase in inflation rates (including in connection with rising interests rates through government action to fight inflationary trends), or a reduction in consumer confidence in the economy, all of which, along with government policy responses to such matters, could have a material adverse effect on the business, financial condition, results of operations and prospects of the Company.

A substantial majority of the Company’s loans and operations are in New York, and therefore its business is particularly vulnerable to a downturn in the New York City economy.

The Company is a community banking institution that provides banking services to the local communities in the market areas in which it operates, and therefore, its ability to diversify its economic risks is limited by its local markets and economies. A large portion of the Company’s business is concentrated in New York, and in New York City in particular. A significant decline in local economic conditions, caused by changes in inflation, regulatory or policy changes, including those made by local governments of municipalities we operate in, recession, relocations of businesses, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment, a decline in real estate values or other factors beyond the Company’s control, would likely cause an increase in the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in its loan portfolio. For example, the implementation of a halt in rent increases for all rent-stabilized apartments in New York City could have an adverse affect on the city’s real estate market and, in turn, the overall local economy. As a result of any of the foregoing, a downturn in the local economy, generally and the real estate market specifically, could significantly reduce the Company’s profitability and growth and adversely affect its financial condition.

Risks Related to Market Interest Rates

Changes in monetary policy may adversely affect our net interest income and profitability.

In 2022 and 2023, the Federal Reserve Board raised interest rates in response to concerns over inflation risk. Although the Federal Reserve Board began lowering interest rates in 2024, interest rates remain elevated and there continues to be uncertainty in the evolution of market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve Board, related to concerns over inflation risk. As discussed below, if market interest rates rise in response to changes in the Federal Reserve Board’s monetary policy, such an increase could have an adverse effect on our net interest income and profitability. In addition, new appointments to the Federal Reserve Board and changes to its leadership could affect monetary policy and interest rates, which could in turn affect our net interest income and profitability.

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

The Company’s securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. During the year ended December 31, 2025, we reported an other comprehensive gain of $24.1 million related to changes in net unrealized losses in the AFS securities portfolio. Fluctuations in market value may be caused by changes in market interest rates or imbalances in supply and demand.

Changes in the estimated fair value of securities may reduce stockholders’ equity and net income.

At December 31, 2025, we had AFS securities with an amortized cost of $632.5 million and a fair value of $578.9 million. The estimated fair value of the AFS securities portfolio may change depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the AFS securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). At December 31, 2025, we reported an accumulated other comprehensive loss of $39.7 million, net of tax, related to net changes in unrealized losses in the AFS securities portfolio, which negatively impacted stockholders’ equity, as well as book value per common share.

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

Although the Company continues to take protective measures to maintain the confidentiality, integrity and security of our operational and information systems and infrastructure, the techniques used in cyberattacks are becoming increasingly diverse and sophisticated. For example, the Company’s operational and information systems or infrastructure, or those of our third-party providers, may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, disruptions of service, computer viruses or other malicious code, cyberattacks and other incidents that could create a cybersecurity event, any of which could remain undetected for an extended period of time. Furthermore, the Company may not be able to ensure that all of its clients, suppliers, counterparties and other third parties have appropriate controls in place to protect themselves from cyberattacks or to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. Although the Company engages third-party services on an ongoing basis to conduct independent audits of its information security and information technology risk management systems, these service providers may fail to identify cybersecurity strategies and processes the Company could implement in order to potentially be more consistent with industry best practices. Given the increasingly high volume of transactions, certain errors may be repeated or compounded before they can be discovered and rectified. In addition, the increasing reliance on information systems, and the occurrence and potential adverse impact of attacks on such systems, both generally and in the financial services industry, have encouraged increased government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats and incidents. As these threats, incidents and government and regulatory oversight of associated risks continue to evolve, the Company may be required to expend additional resources to enhance or expand upon the security measures it currently maintains. Although the Company has developed, and continues to invest in, systems and processes that are reasonably designed to detect and prevent security breaches and cyberattacks, a breach of its systems could result in: losses to the Company and its customers; loss of business and/or customers; damage to its reputation; the incurrence of additional expenses (including the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to its business; an inability to grow its online services or other businesses; additional regulatory scrutiny or penalties; and/or exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on the Company’s business, financial condition and results of operations. We have not encountered cybersecurity threats or incidents that have materially and adversely affected, or are reasonably likely to materially and adversely affect, the Company’s business, results of operations or financial condition; however, the impacts of such threats or incidents in the future may be material.

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

Due to the Company’s dependence on information technology systems and the important role they play in our business operations, we must constantly improve and update our information technology infrastructure, which can require significant resources. In addition, the Company may decide to undertake initiatives that are intended to improve, among other things, the scalability of our information systems, increase the Company’s data mining abilities, improve payment processing capabilities and enhance our customers’ experience, including through the integration of general artificial intelligence (“AI”) in our platforms and infrastructure. We may not succeed in executing any of these improvements, updates or initiatives, may fail to properly estimate the costs of such improvements, updates or initiatives, or may experience delays in executing our plans, any of which may in turn cause the Company to incur costs that exceed our expectations or disrupt our operations, including our technological services to our customers, or otherwise adversely affect our business, financial condition or results of operations. To the extent that these disruptions persist over time and/or recur, this could negatively impact our competitive position, require additional expenditures, or harm our relationships with our customers and thus may materially and adversely affect our business, financial condition, or results of operations.

The Company has made, and anticipates continuing to make, significant investments in its digital infrastructure and information technology systems in connection with its digital transformation. If we are unsuccessful, or less successful than we anticipate, in implementing this transformation or achieving the expected benefits of such transformation, our business, financial condition, or results of operations could be adversely impacted. In addition, in the event that any digital platforms or technological updates that we have or may develop become obsolete or noncompetitive more quickly than anticipated, our business, financial condition or results of operations could be adversely affected, and we may have to make additional investments in updated technologies.

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

The Company’s success depends in large part on the performance of its key personnel, as well as on its ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute its business plan may be lengthy. The Company may not be successful in retaining its key employees, and the unexpected loss of services of one or more of key personnel could have a material adverse effect on its business because of their skills, knowledge of primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any key personnel should become unavailable for any reason, the Company may not be able to identify and hire qualified persons on acceptable terms, or at all, which could have a material adverse effect on the business, financial condition, results of operations and future prospects of the Company. In addition, departing personnel may, directly or indirectly, influence our customers’ decisions to seek financial products and services from our competitors, which could have a material adverse effect on the business, financial condition, results of operations and future prospects of the Company. In an effort to prevent the departure of our employees, we may be required to increase current compensation levels to attract and retain employees, which could negatively impact our business, financial condition, and results of operations.

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

Severe weather events could adversely affect our business and affect client activity level.

The impact of severe weather events may have a negative impact on our customers and their businesses. Extreme storms, hurricanes, tornadoes, wildfires, floods, and other severe weather events may damage or destroy property and inventory securing loans we make, or may interrupt our customer’s business operations, putting them in financial difficulty, and increasing the risk of default. Severe weather events could also affect the processing of transactions, communications, and our ability to conduct business in impacted areas. In addition, if our underwriting process underestimates the potential impact of severe weather events on our customers and their businesses, there could be a material adverse effect on our business, financial condition and results of operations.

Global pandemics, or localized epidemics, could adversely affect the Company’s financial condition and results of operations.

Global pandemics, or localized epidemics, could have a significant adverse impact on our financial condition and results of operations and we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy deteriorates, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our ACL may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; our cybersecurity risks may increase if a significant number of our employees are forced to work remotely; and FDIC premiums may increase if the agency experiences additional resolution costs.

Risks Related to the Company’s Merchant Services

Regulatory scrutiny of non-bank financial service solutions and related technology considerations has recently increased.

Prior to the Company’s exit of its BaaS business, we provided global payments infrastructure access to our non-bank financial service partners, which included serving as an issuing bank for third-party managed prepaid and debit card programs nationwide and providing other financial services infrastructure, including cash settlement and custodian deposit services. Federal bank regulators have previously increased their focus on the risks related to bank and non-bank financial service company partnerships, and have raised concerns regarding risk management, oversight, internal controls, information security, change management, and information technology operational resilience. We could be subject to regulatory scrutiny with respect to our prior, current or future lines of business, products or services, which could have a material adverse effect on the business, financial condition, results of operations and growth prospects of the Company. See “—Risks Related to Laws and Regulation and Their Enforcement―The Company and the Bank’s business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment and the laws and regulations that govern it.” and Part I, Item 3., “Legal Proceedings.”

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

The Company’s market area contains not only a large number of community and regional banks, but also a significant presence of the country’s largest commercial banks and a growing presence of non-bank financial services companies. The Company competes with other state and large financial institutions, savings and loan associations, savings banks, credit unions and other companies offering financial services. Some of these competitors have a longer history of successful operations nationally and in the New York market area, greater ties to businesses, more expansive banking relationships, more established depositor bases, fewer regulatory constraints, better technology, and lower cost structures than the Company does. Competitors with greater resources may possess an advantage through their ability to maintain numerous banking locations in more convenient sites, conduct more extensive promotional and advertising campaigns, or operate a more developed technology platform. Due to their size, many competitors may offer a broader range of products and services, as well as better pricing for certain products and services than the Company can offer. Larger banks may also have more resilient operational and information technology infrastructure. Further, increased competition among financial services companies due to the continued consolidation of financial institutions may adversely affect the Company’s ability to market its products and services.

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

The Company previously exited from the business associated with digital currency entities and from the BaaS business. The deregulatory efforts of the current presidential administration may lead regulatory agencies to revise their positions and objectives so that our competitors may be able to continue, or begin, to operate lines of business similar to those we previously exited. As a result, the Company may be at a competitive disadvantage if it were to decide to reenter such lines of business and as such we may not be successful in reentering these markets.

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

Uncertainty in the development, deployment, use and regulation of AI could subject us to additional risks.

We have made, and expect to continue making, investments in the integration of AI in our platform, products, and services, as we expect that we will need to integrate AI into our business to remain competitive. However, as with many innovations, AI presents risks and challenges that could adversely impact our business or our customers. The development, adoption, and use case for generative AI technologies are still in their early stages and may be ineffective or inadequate. AI development or deployment practices by the Company, our customers, or third-party developers or vendors could result in unintended consequences. For example, AI algorithms could be flawed or may be based on datasets that are inaccurate, biased or insufficient. In addition, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. We may also be unsuccessful in, or fail to achieve the expected benefits of, our use of AI, and if our AI-related offerings fail to operate as anticipated or as well as competing offerings or do not meet customer needs, we may be unable to recoup our investments in AI and our competitive position may be harmed. There also may be real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the use and deployment of AI. In addition, third parties may deploy AI technologies to commit fraud against us or in a manner that reduces customer demand for our business or financial products and services. Any of the foregoing may result in decreased demand for our products, harm to our business, results of operations or reputation, or a negative impact on our customers and their business.

Additionally, the regulatory environment surrounding AI is still in development, including in the areas of intellectual property, cybersecurity, and privacy and data protection, and new laws or regulations could emerge that require substantial adjustments to our business practices. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or reputational harm.

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

The Company and the Bank are subject to extensive examination, supervision and comprehensive regulation by various federal and state agencies that govern almost all aspects of their operations. These laws and regulations are not intended to protect the Company’s stockholders. Rather, these laws and regulations are intended to protect customers, depositors, the DIF and the overall financial stability of the U.S. economy. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which the Company or the Bank can engage, limit the dividend or distributions that the Bank can pay to the Company, restrict the ability of institutions to guarantee the Company’s debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in capital than GAAP would require. For further discussion see Part I, Item 1., “Business—Regulation of the Bank—Capitalization” and “Business—Holding Company Regulation.”

Compliance with these laws and regulations is difficult and costly, and changes to these laws and regulations often impose additional compliance costs. Failure to comply with these laws and regulations could subject the Company and/or the Bank to restrictions on their business activities, fines and other penalties, the commencement of informal or formal enforcement actions against them, and other negative consequences, including reputational damage, any of which could adversely affect their business, financial condition, results of operations, capital base and the price of its securities. Further, any new laws, rules and regulations, or changes to the interpretation or application of existing laws, rules and regulations, on the federal, state or municipal level is out of our control, may be implemented with little or no prior notice, and could make compliance more difficult or expensive.

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

During 2024, the Company exited its GPG BaaS business. The Company has been subject to investigations by governmental entities concerning a prepaid debit card product program that was offered through the GPG BaaS business. As previously disclosed, the Bank entered into consent orders with the FRB and NYDFS in 2023, each of which constituted separate consensual resolutions with each of the FRB and the NYDFS with respect to their investigations, each of which is now closed as a result of such order. The FRB has subsequently lifted its order. In the third quarter of 2024, the Company recorded a $10.0 million regulatory reserve in connection with an investigation by the Attorney General of the State of Washington that was resolved in the fourth quarter of 2024. Additional enforcement or other actions arising out of the prepaid debit card program or otherwise could have a materially adverse effect on the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations. For further discussion see Part I, Item 3., “Legal Proceedings.”

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

Changes in federal policies and regulations by the executive branch and regulatory agencies may occur over time through the current presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes impacting the Company and its customers. For example, changes in federal immigration policy or shifts in foreign relations could negatively affect the EB-5 Program’s attractiveness to developers and international investors. Furthermore, potential EB-5 Program investors may instead elect to participate in the “Gold Card” program, and therefore reduce the availability of funding for USCIS approved projects. In addition, any budget reductions or funding restrictions, discontinuance or reduction of federal matching, change in payment methodology or delays in states in which our healthcare industry customers operate could adversely affect such customers, which in turn could impact their ability to fulfill the payment obligations owed to us. If any of the foregoing were to occur, it could affect our business and results of operations.

However, the nature, timing and economic and political effects of such potential changes remain highly uncertain. Any future changes could affect us in substantial and unpredictable ways. At this time, it is unclear whether and how any future changes or uncertainty surrounding future changes will adversely affect our business, financial condition and results of operations. In addition, changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies could affect the economy and banking industry, including our business and results of operations, in ways that are difficult to predict.

Federal income tax treatment of corporations and other federal and state tax provisions may be clarified and/or modified by legislative, administrative or judicial changes or interpretations at any time. Any such changes could adversely affect the Company, either directly, or indirectly as a result of effects on the Company’s customers. In addition, on July 4, 2025, the OBBA was signed into law, which included a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions from the Tax Cuts and Jobs Act of 2017 and accelerating the phase-out of certain incentives from the IRA.

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

The USA PATRIOT Act and the BSA require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. While we have developed policies and procedures reasonably designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

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

We may not pay regular future dividends on our common stock and thus shareholders should look to appreciation of our common stock to realize a gain on their investments.

We declared cash dividends of $0.15 per share in each of the third and fourth quarters of 2025, respectively, as well as a cash dividend of $0.20 per share in the first quarter of 2026. However, we may not pay dividends in the future, and any dividends that we do pay may be less than those previously declared. Our future dividend policy is subject to the discretion of our Board of Directors and will depend upon various factors, including future earnings, if any, our capital requirements and general financial condition, and other factors. Accordingly, shareholders should look to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur or may occur only over a longer timeframe. See Part II, Item 5., “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information regarding the Company’s dividend declarations.

Although we have implemented a share repurchase program, we have discretion to not repurchase shares and to amend or suspend the program.

In aggregate, the Board of Directors has authorized $100 million of share repurchases since March 2025. However, the Board of Directors may amend or suspend the share repurchase program at any time in its discretion. Shareholders may not be able to sell shares on a timely basis in the event the Board of Directors amends or suspends the share repurchase program. The number of shares to be repurchased and the timing of repurchases, if any, will depend on several factors, including market conditions, prevailing share price, corporate and regulatory requirements, and other considerations. Although the share repurchase program is intended to enhance long-term shareholder value, we cannot provide assurance that this will occur. Furthermore, the share repurchase plan does not obligate the Company to acquire any amount of its common stock, and therefore should not be considered a guaranteed method to sell shares promptly or at a desired price. See Part II, Item 5., “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information regarding the Company’s share repurchase program.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company believes that a strong cybersecurity program is vital to effective cybersecurity risk management. The Company recognizes the importance of developing, implementing, and maintaining robust cybersecurity measures to help safeguard sensitive information and its business operations, and to protect the confidentiality, integrity, and availability of its information systems and the nonpublic information transmitted, processed and stored on its systems or those of third-party service providers. We design our program based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. This does not imply that we meet any particular technical standards, specifications, or requirements, but that we use the NIST framework as a guide to help us identify, assess, and manage cybersecurity risks.

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

Engage Third-parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, the Company engages with a range of external experts from time to time, including cybersecurity assessors, risk management professionals, and other consultants, in evaluating and testing our risk management systems. We also engage third-party services on an ongoing basis to conduct independent audits of our information security and information technology risk management systems. These engagements enable us to leverage specialized knowledge and insights and assist the Company with its goal of maintaining cybersecurity strategies and processes that are consistent with industry best practices. Our collaboration with these third-parties includes table top exercises, penetration testing and other cyber-support services.

Oversee Third-party Risk

Because the Company is aware of the risks associated with third-party service providers, the Company has implemented policies and processes to oversee and assist with managing these risks. The Company’s Third-Party Risk Management Office (the “TPRM”) conducts security and risk assessments of all third-party providers before engagement and monitors these third-party providers on an ongoing basis to assess each provider’s compliance with the Company’s cybersecurity standards, which are intended to be commensurate with the level of risk and complexity of the relationship with, and the activities performed by, a given provider engaged by the Company. In addition, the TPRM conducts routine risk assessments of any third-party provider, including those that provide critical services to the Company or have access to customers’ protected data. This approach is designed to help identify and mitigate risks related to data breaches or other cybersecurity incidents originating from third-parties in order to better protect our customers’ personally identifiable information and the Company’s assets and data.

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

Governance

Board of Directors Oversight

Our information security program is designed to ensure adequate governance and oversight is in place while evolving to meet changes in applicable laws and regulations, and industry best practices. Cybersecurity is a significant risk to the enterprise and matters related to information security are regularly featured as part of management’s enterprise risk profile updates to the Risk Committee of the Board of Directors (the “Risk Committee”), which occur at least on a quarterly basis. The Chair of the Risk Committee reports to the Board of Directors on the committee’s proceedings and activities, including in connection with the committee’s deliberation on information security matters, on a regular basis. In addition to regular touchpoints on cyber matters at the Risk Committee, the Board of Directors receives briefings from the Bank’s Chief Information Security Officer (the “CISO”) semi-annually.

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

Reporting to Board of Directors

The CISO provides management, the Risk Committee and the Board of Directors with information regarding the Company’s cybersecurity program and potential cybersecurity threats or incidents. In addition, the CISO is empowered to escalate material cybersecurity threats or incidents and strategic risk management decisions to the Board of Directors so that they can provide appropriate oversight and guidance on these critical cybersecurity issues within the context of the Company’s overall strategic objectives and business operations. Management, including the Company’s Chief Information Officer (the “CIO”), the CRO, and the Incident Management Team (the “IMT”) are also required to report cybersecurity threats and incidents to the Risk Committee and/or the Board of Directors, as applicable.

Management’s Role Managing Risk

The Company’s ERMC, an interdepartmental, management-level committee, meets at least quarterly and is responsible for ensuring that the Company has appropriate policies and procedures in place to help identify, measure, monitor and control potentially significant business risks. In connection with these responsibilities, the ERMC receives detailed quarterly risk reports prepared by the CRO that identify various enterprise level risks and include proposed management action plans and strategies for risk mitigation and remediation, if required, to reduce residual risk exposures. This includes information security action plans from the CISO, the CIO, and/or other key stakeholders. The incorporation of these reports into the ERMC’s meetings is intended to promote the inclusion of a wide range of risks, including cybersecurity considerations, in the overall risk management decision-making processes throughout the Company.

The Information Technology/Information Security Steering Committee (the “IT Steering Committee”) reports directly into the ERMC and meets at least quarterly. The IT Steering Committee is composed of senior members of management, including the CIO, the CRO and the CISO. The IT Steering Committee oversees information technology matters at the Company, including the implementation of all cybersecurity policies, standards, guidelines and procedures. The responsibilities of the IT Steering Committee include, among other things, updating the Company’s information technology policies, reviewing the architecture of the Company’s information system infrastructure and monitoring the progress of any significant hardware or software updates or installation. In addition, the IT Steering Committee provides periodic updates related to any identified risks  or any information-technology-related matters that, in the opinion of the IT Steering Committee, should be escalated to the ERMC and the Risk Committee of the Board.

The CISO plays an important role in the prevention, detection, mitigation, and remediation of cybersecurity incidents and in informing management, the Risk Committee and the Board of Directors on cybersecurity risks and issues. The CISO provides quarterly briefings to the Risk Committee on any significant information security issues, relevant cybersecurity metrics, key performance indicators and the status of the Company’s security-related strategic initiatives. As discussed above, the CISO also provides mid-year and annual reports to the full Board of Directors regarding the state of the Company’s information security program. The annual reports encompass a broad range of topics, including:

●	Confidentiality of nonpublic information and the integrity and security of the Company’s information systems;
●	Cybersecurity policies and procedures;
●	Material cybersecurity risks;
●	Cybersecurity program budget and resourcing considerations;
●	Effectiveness of our cybersecurity program, including as benchmarked against applicable regulatory requirements and industry standard frameworks; and
●	Any material cybersecurity incidents.

In addition to these scheduled meetings, the Risk Committee, the CISO, the CIO, the CRO, and other members of management maintain ongoing dialogues with respect to emerging or potential cybersecurity threats. The Risk Committee also receives reports and updates from management regarding significant cybersecurity developments so that the Board of Directors can be promptly notified, as and when appropriate, of any threats or incidents as well as management’s proposed responses.

Risk Management Personnel

The Company’s CISO has extensive experience in the field of cybersecurity and is responsible for managing the Company’s cybersecurity risks and ensuring that the Company’s security posture is aligned with its business objectives. Our CISO’s technical and business experience is helpful for developing and executing our cybersecurity strategies. The CISO helps to oversee the Company’s information security policies and programs, perform risk and vulnerability assessments of the Company’s information systems, and coordinate responses to cybersecurity incidents in conjunction with the CIO, the Company’s Incident Response Team (the “IRT”), the IMT and management.

The Company’s CIO has extensive experience in establishing and maintaining scalable and secure technology systems and is responsible for maintaining the Company’s various digital platforms. Our CIO worked in various systems, information technology and digital managerial roles at a global financial and investment firm prior to joining the Company. Our CIO’s technical and managerial experience is helpful for developing and executing our cybersecurity strategies. The CIO helps to oversee the Company’s efforts to improve its system’s capabilities, reliability, scalability and security.

The Company’s CRO is responsible for identifying, controlling and mitigating risks that could impact the Company’s operations. Our CRO’s decades of experience managing enterprise risks faced by financial institutions supports our development and execution of our cybersecurity strategies in a manner that is aligned with the overall risk management framework of the Company.

If the Company is notified of a cybersecurity incident affecting the Company’s information systems, either by an employee, our defensive infrastructure, a regular system audit or another mechanism, the IRT, led by the CIO, will perform the technical functions required to analyze and contain such an incident, including, but not limited to, technical triage, in-depth analysis, technical mitigation and any necessary recovery actions. The IMT will be activated by the CISO, the CRO or another member of the team to assist in the response and evaluate the cybersecurity threat and coordinate the business decisions necessary to limit the impact of the cybersecurity incident during and after the response. The IMT will also perform similar functions if we detect or are alerted to a cybersecurity threat or incident involving a third-party service provider.

The Company’s Network and Cloud Administration is led by the CIO and is also responsible for managing security infrastructure and deploying, configuring, and managing various security solutions, tools and products to assist in safeguarding the Company’s information system infrastructure and operations.

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

Item 2.  Properties

The Company’s headquarters are located at 99 Park Avenue, New York, New York. The Company has seven banking centers – four are in Manhattan, New York, one is in Brooklyn, New York, one is in Lakewood, New Jersey and one is in Long Island, New York. As of December 31, 2025, each of the Company’s offices and banking centers are leased, except for its Brooklyn banking center located at 5102 13th Avenue, Brooklyn, which the Company owns. We also lease a property in Miami, Florida that is utilized as a loan production office. Additionally, we have entered into a lease on a property in West Palm Beach, Florida that we plan to open as a banking center in the second quarter of 2026. All the leases on these properties expire at various dates through 2041.

The Company believes that current facilities at its offices and branches are adequate to meet its present and foreseeable needs.

Item 3.  Legal Proceedings

There have been investigations by governmental entities concerning a prepaid debit card product program that was offered by the GPG BaaS business. These include investigations involving the Company and the Bank by the Board of Governors of the FRB and certain state authorities, including the NYDFS. During the early stages of the COVID-19 pandemic, third parties used this prepaid debit card product to establish unauthorized accounts and to receive unauthorized government benefits payments, including unemployment insurance benefits payments made pursuant to the Coronavirus Aid, Relief, and Economic Security Act from many states. The Company ceased accepting new accounts from this program manager in July 2020 and exited its relationship with this program manager in August 2020. The Company has cooperated in these investigations.

As previously disclosed, the Bank entered into consent orders with each of the FRB and NYDFS in 2023, each of which constituted separate consensual resolutions with the FRB and the NYDFS with respect to their investigations concerning a prepaid debit card product program that was offered through the GPG BaaS business, each of which is now closed as a result of such order. The FRB has subsequently lifted its order. In the third quarter of 2024, the Company recorded a $10.0 million regulatory reserve in connection with an investigation by the Attorney General of the State of Washington that was resolved in the fourth quarter of 2024. Additional enforcement or other actions arising out of the prepaid debit card program in question, along with any other matters arising out of the foregoing program, could have a materially adverse effect on the Company and the Bank’s assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations. Since 2020, the Bank has been actively working to enhance its processes and procedures so as to more effectively and efficiently address the issues identified in the course of these investigations.

With respect to the previously disclosed litigation brought by Michael Wyse, as Plan Administrator for the Voyager Wind-Down Debtor (the “Plaintiff”), alleging that the Bank was responsible for fraud committed by Voyager Digital Holdings, Inc. against its customers, the Company’s motion to dismiss, filed in February 2025, was granted as to all counts on August 4, 2025. The Plaintiff has since filed its appeal with the U.S. Court of Appeals for the Second Circuit. The Company intends to continue to defend the case vigorously. Litigation is inherently uncertain, and the Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with this matter in the event the Plaintiff’s appeal is ultimately successful.

While the future outcome of litigation or regulatory matters cannot be determined at this time, in the opinion of management, as of December 31, 2025, the aggregate liability, if any, arising out of any such pending or threatened legal actions are not expected to be material to the Company’s financial condition, results of operations, and liquidity. For additional information regarding certain legal proceedings, see “Legal and Regulatory Proceedings” in NOTE 15 — COMMITMENTS AND CONTINGENCIES to the Company’s consolidated financial statements in this Form 10-K.

In addition to the matters described above, the Company is subject to various other pending and threatened legal actions relating to the conduct of its business activities, as well as inquiries and investigations from regulators, including but not limited to, the FRB and the NYDFS. In the opinion of management, as of December 31, 2025, the ultimate aggregate liability, if any, arising out of any such other pending or threatened matters will not be material to the Company’s financial condition, results of operations, and liquidity.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock are traded on the New York Stock Exchange under the symbol “MCB”. The approximate number of holders of record of the Company’s common stock as of February 13, 2026 was 40. The Company’s common stock began trading on the New York Stock Exchange on November 8, 2017.

We declared cash dividends of $0.15 per share in each of the third and fourth quarters of 2025, respectively. Although the Company also declared a cash dividend of $0.20 per share in 2026, the declaration and payment of future dividends to holders of our common stock is at the discretion of our Board of Directors and depends on a number of factors, including:

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

See Part I, Item 1A., “Risk Factors––Risks Related to Ownership of the Company’s Common Stock––We may not pay regular future dividends on our common stock and thus shareholders should look to appreciation of our common stock to realize a gain on their investments.”

There were no sales of unregistered securities during the year ended December 31, 2025.

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended December 31, 2025:

			Total
			Number of	Dollar
			Shares	Value of
			Purchased as	Shares That
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	the Plans
October 1, 2025 to October 31, 2025 (1)	67,421	$68.09	67,421	$45,409,088
November 1, 2025 to November 30 2025	226,180	68.12	226,180	30,001,145
December 1, 2025 to December 31 2025	—	—	—	30,001,145
Total	293,601	$68.12	293,601

(1) On July 17, 2025, the Company’s Board of Directors approved a share repurchase plan with authorization to purchase up to an additional $50 million of the Company’s common stock. In aggregate, the Board of Directors has authorized $100 million of share repurchases since March 2025.

The Company may repurchase shares of common stock from time to time on the open market or by other means in accordance with applicable securities laws and other restrictions, including, in part, under a Rule 10b5-1 plan. The number of shares to be repurchased and the timing of repurchases, if any, will depend on several factors, including market conditions, prevailing share price, corporate and regulatory requirements, and other considerations. The share repurchase plan has no expiration date, may be discontinued or suspended at any time and does not obligate the Company to acquire any amount of its common stock. See Part I, Item 1A., “Risk Factors––Risks Related to Ownership of the Company’s Common Stock––Although we have implemented a share repurchase program, we have discretion to not repurchase shares and to amend or suspend the program.”

Performance Graph

The following graph compares, for the period from December 31, 2020 through December 31, 2025, the cumulative  shareholder return (change in the stock price plus reinvested dividends) for the common stock of the Company with the cumulative return for the (i) Standard and Poor’s 500 (“S&P 500”) Index and (ii) KBW Bank Index. The performance reflected below assumes that $100 was invested in our common stock and each of the indices at their closing prices on December 31, 2020. The performance of our common stock reflected below is not necessarily indicative of our future performance.

Total return performance comparison

Total return performance over the last five years (indexed to 100)
Metropolitan Commercial Bank
S&P 500
KBW Regional Bank Index ("KRX")
300
275
250
225
200
175
150
125
100
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
211
196
153

	Cumulative Returns as of December 31,					
	2020	2021	2022	2023	2024	2025
Metropolitan Commercial Bank ("MCB")	$100	$294	$162	$153	$161	$211
S&P 500 Index	$100	$129	$105	$133	$166	$196
KBW Regional Bank Index ("KRX")	$100	$137	$127	$127	$143	$153

Item 6. [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Company is a bank holding company headquartered in New York, New York and registered under the BHC Act. Through its wholly owned bank subsidiary, Metropolitan Commercial Bank, a New York state chartered commercial bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and individuals primarily in the New York metropolitan area. For an analysis of 2024 results compared with 2023 results, see Part II, Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

The Company’s primary lending products are CRE, including multi-family loans, and C&I loans. Substantially all loans are secured by specific items of collateral including business and consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flows from operations of commercial enterprises. The Company has developed various deposit gathering strategies, which generate the funding necessary to operate without a large branch network. In addition to traditional commercial banking products, the Company offers: corporate cash management and retail banking services; tailored financial solutions for government entities, municipalities, and public institutions; specialized services to facilitate secure and efficient real estate transactions and tax-deferred exchanges for title and escrow and Section 1031 exchanges; and EB-5 Program escrow accounts of foreign investor funds for USCIS approved job-creating projects. The Company’s primary deposit products are checking, savings, and term deposit accounts, all of which are insured by the FDIC up to the maximum amounts allowed by law. These activities, together with seven strategically located banking centers, generate a stable source of deposits to support the growth of our diverse loan portfolio and other assets.

The Company is focused on organically growing its position in the New York metropolitan area. Growth in other markets across the country is generally dependent on the business activities of our New York-based customers. Through an experienced team of commercial relationship managers and its integrated, client-centric approach, the Company has grown market share by deepening existing client relationships and continually expanding its client base through referrals and the ability to offer alternatives to traditional retail banking products. The Company has converted many of its commercial lending clients into full retail relationship banking clients. Given the size of the market in which the Company operates and its differentiated approach to client service, there is significant opportunity to further grow its loans and deposits. By combining high-tech service with the relationship-based focus of a community bank with an extensive suite of financial products and services, the Company is well-positioned to continue to capitalize on the significant growth opportunities available in the New York metropolitan area and elsewhere.

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

Allowance for Credit Losses

The ACL has been determined in accordance with GAAP. The Company is responsible for the timely and periodic determination of the amount of the ACL. Management believes that the ACL for loans and loan commitments is adequate to cover expected credit losses over the life of the loan portfolio. Although management evaluates available information to determine the adequacy of the ACL, the level of allowance is an estimate which is subject to significant judgment and short-term change. Because of uncertainties associated with local and national economic forecasts, the operating and regulatory environment, collateral values and future cash flows from the loan portfolio, it is possible that a material change could occur in the ACL. The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of uncertain economic conditions, the valuations determined from such estimates and appraisals may change. Accordingly, the Company may ultimately incur losses that vary from management’s current estimates. Adjustments to the ACL will be reported in the period in which such adjustments become apparent and can be reasonably estimated. All loan losses are charged off to the ACL when the loss actually occurs or when the collectability of principal is deemed to be unlikely. Recoveries are credited to the allowance at the time of recovery. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL. As a result of such examinations, the Company may need to recognize changes to the ACL based on the regulators’ observations.

In estimating the ACL, the Company relies on models and economic forecasts developed by external parties as the primary driver of the ACL. These external models and forecasts are based on nationwide data sets. Economic forecasts can change significantly over an economic cycle and have a significant level of uncertainty associated with them. The performance of these models is dependent on the variables used in the models being reasonable predictors for the loan portfolio’s performance. However, these variables may not capture all sources of risk within the portfolio. As a result, the Company reviews the results and makes qualitative adjustments to capture potential limitations of the external models as necessary. Such qualitative factors may include adjustments to better capture the imprecision associated with the economic forecasts, and the ability of the models to capture emerging risks within the portfolio that may not be represented in the data. These adjustments are evaluated through the Company’s review process and revised as necessary on a quarterly basis to account for changes in forecasts, facts and circumstances.

One of the more significant judgments involved in estimating the Company’s ACL relates to the macroeconomic forecasts used to estimate credit losses and the relative weightings applied to them. To illustrate the impact of changes in these forecasts to the Company’s ACL, the Company performed a hypothetical sensitivity analysis that decreased the weight on the baseline scenario by 33% and equally allocated the difference to increase the weights on the more optimistic and adverse scenarios. All else equal, the impact of this hypothetical forecast would result in a net increase of approximately $9.7 million, or 9.9%, in the Company’s total ACL for loans and loan commitments as of December 31, 2025. This hypothetical analysis is intended to illustrate the impact of changes in the macroeconomic forecasts at a point in time and is not intended to reflect the full nature and extent of potential future change in the ACL. It is difficult to estimate how potential changes in any one of the quantitative inputs or qualitative factors might affect the overall ACL and the Company’s current assessments may not reflect the potential future impact of changes to those inputs or factors. For further discussion of the ACL, see Part I, Item 1., “Business—Asset Quality—Allowance for Credit Losses—Loans and Loan Commitments.”

Recently Issued Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see “NOTE 3 — SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS” to the Company’s consolidated financial statements in this Form 10-K.

Selected Financial Information

The following table includes selected financial information for the Company for the periods indicated:

	At or for the year ended December 31,
	2025	2024	2023
Performance Ratios
Return on average assets	0.90%	0.91%	1.19%
Return on average equity	9.70	9.61	12.44
Net interest spread (1)	2.84	1.94	1.85
Net interest margin (2)	3.88	3.53	3.49
Average interest-earning assets to average interest-bearing liabilities	138.34	152.84	168.64
Non-interest expense/average assets	2.23	2.38	2.02
Efficiency ratio	55.86	62.68	52.46
Average equity to average total assets	9.30	9.52	9.54

Earnings per Share
Basic earnings per common share	$6.71	$5.97	$6.95
Diluted earnings per common share	6.62	5.93	6.91

(1)	Determined by subtracting the average cost of total interest-bearing liabilities from the average yield on total interest-earning assets.
(2)	Determined by dividing net interest income by total average interest-earning assets.

Discussion of Financial Condition

The Company had total assets of $8.3 billion at December 31, 2025, an increase of 13.1% from December 31, 2024.

Total cash and cash equivalents were $393.6 million at December 31, 2025, an increase of $193.3 million, or 96.5%, from December 31, 2024. The increase was due primarily to an increase of $1.4 billion in deposits, partially offset by an increase in the loan book of $776.2 million and a decrease of $450.0 million in wholesale funding.

Investments

Total securities were $941.2 million at December 31, 2025, an increase of 2.8% from December 31, 2024. The change reflects $199.1 million of purchases of securities, partially offset by $179.8 million in paydowns and maturities of securities, and $18.4 million in sales of AFS securities.

The following table sets forth the stated maturities and weighted average yields of investment securities, excluding equity securities, at December 31, 2025. The table does not include the effect of prepayments or scheduled principal amortization. The weighted average yield for each group of securities was weighted by the amortized cost of the securities in the group.  Tax-exempt securities, if any, were presented on a tax-equivalent basis, using a federal tax rate of 21%.

	Due Within		Due After 1		Due After 5		Due After
	1 Year		Through 5 Years		Through 10 Years		10 Years		Total
	Amortized		Amortized		Amortized		Amortized		Amortized	Fair
(dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
Available-for-sale
U.S. Government agency securities	$10,000	0.61%	$15,000	1.07%	$—	—%	$5,000	1.68%	$30,000	$28,114	1.02%
U.S. State and Municipal securities	—	—	—	—	4,823	1.92	6,361	1.65	11,184	9,728	1.76
Residential MBS	8	2.28	3,600	1.18	4,145	1.24	535,596	3.06	543,349	495,032	3.03
Commercial MBS	—	—	6,942	2.13	10,892	5.61	27,726	3.76	45,560	43,700	3.90
Asset-backed securities	—	—	—	—	—	—	2,419	0.54	2,419	2,358	0.54
Total	$10,008	0.61%	$25,542	1.37%	$19,860	3.80%	$577,102	3.05%	$632,512	$578,932	2.96%

Held-to-maturity
U.S. Treasury securities	$—	—%	$—	—%	$—	—%	$—	—%	$—	$—	0.00%
U.S. State and Municipal securities	—	—	—	—	—	—	15,065	2.00	15,065	13,663	2.00
Residential MBS	—	—	366	2.16	4,983	1.36	328,166	1.91	333,515	291,853	1.91
Commercial MBS	—	—	8,047	1.42	—	—	—	—	8,047	7,566	1.42
Total	$—	—%	$8,413	1.45%	$4,983	1.36%	$343,231	1.92%	$356,627	$313,082	1.90%

At December 31, 2025, there were $807.5 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $118.2 million were encumbered. At December 31, 2024, there were $750.3 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $65.5 million were encumbered.

At December 31, 2025 and 2024, the Company’s securities portfolio primarily consisted of investment grade mortgage-backed securities and collateralized mortgage obligations issued by government agencies.

Allowance for Credit Losses – Securities

Effective January 1, 2023, the Company estimates and recognizes an ACL for HTM debt securities pursuant to ASC 326. The Company has a zero loss expectation for nearly all of its HTM securities portfolio, and has no ACL related to these securities. For the small portion of the HTM securities portfolio that does not have a zero loss expectation, the ACL is based on each security’s amortized cost, excluding interest receivable, and represents the portion of the amortized cost that the Company does not expect to collect over the life of the security. The ACL is determined using average industry credit ratings and related historical loss experience, and is initially recognized upon acquisition of the securities, and subsequently remeasured on a recurring basis. At December 31, 2025, obligations of U.S. State and Municipal securities were rated investment grade and the associated ACL was immaterial.

Effective January 1, 2023, pursuant to ASC 326, the Company evaluates AFS debt securities that experienced a decline in fair value below amortized cost for credit impairment. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level, such as credit deterioration of the issuer, explicit or implicit guarantees by the federal government or the collateral underlying the security. If it is determined that the decline in fair value was due to credit, an ACL is recorded, limited to the amount the fair value is less than the amortized cost basis. The non-credit related decrease in the fair value, such as a decline due to changes in market interest rates, is recorded in other comprehensive income, net of tax. The Company recognizes a credit impairment if the Company has the intent to sell the security, or it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost. The unrealized losses on AFS securities are primarily due to the changes in market interest rates subsequent to purchase. In addition, the Company does not intend, nor would it be required to sell, these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no ACL was recognized during the year ended December 31, 2025.

Loans

Loans are the Company’s primary interest-earning asset class.

Loan Portfolio

Total loans, net of deferred fees and unamortized costs, were $6.8 billion at December 31, 2025, an increase of 12.9% from December 31, 2024. The increase was due primarily to an increase of $884.1 million in CRE loans (including owner occupied), partially offset by a $174.5 million decrease in C&I loans. For the year ended December 31, 2025, the Company’s loan production was $1.9 billion, as compared to $1.3 billion for the year ended December 31, 2024. As of December 31, 2025, total loans consisted primarily of CRE, including multi-family mortgage loans, and C&I. At December 31, 2025, 75.9% of the CRE and C&I loan portfolio was concentrated in the New York metropolitan area, mainly New York City, and Florida. At December 31, 2025, the Company’s loan portfolio includes loans to the following industries (dollars in thousands):

	At December 31, 2025
		% of Total
	Balance	Loans
CRE (1)
Skilled Nursing Facilities	$2,524,627	37.0%
Hospitality	475,960	7.0
Office	472,724	6.9
Multi-family	397,010	5.8
Retail	364,048	5.3
Mixed use	327,461	4.8
Construction	261,804	3.8
Land	259,749	3.8
Industrial	187,408	2.8
Other	589,512	8.7
Total CRE	$5,860,303	85.9%

C&I
Skilled Nursing Facilities	$212,283	3.1%
Finance & Insurance	218,856	3.2
Individuals	140,033	2.1
Healthcare	90,612	1.3
Services	75,322	1.1
Wholesale	59,796	0.9
Manufacturing	26,196	0.4
Other	48,554	0.7
Total C&I	$871,652	12.8%
(1)	CRE, not including one-to four-family loans.

The largest concentration in the loan portfolio is to the healthcare industry, which amounted to $2.8 billion, or 41.4% of total loans, at December 31, 2025, including $2.7 billion in loans to skilled nursing facilities.

The following table sets forth certain information at December 31, 2025 regarding the amount of contractual loan maturities during the periods indicated. The table does not include any estimate of prepayments that may cause actual repayment experience to differ from that shown below (in thousands).

	Commercial			One-to Four-	Commercial	Consumer
	Real Estate	Construction	Multi-family	Family	and Industrial	Loans	Total

Due within 1 year	$1,496,499	$183,465	$181,429	$45,951	$392,395	$—	$2,299,739
After 1 year through 5 years	3,332,568	78,339	215,581	—	429,865	486	4,056,839
After 5 years though 15 years	372,422	—	—	2,303	49,392	9,863	433,980
After 15 years	—	—	—	38,195	—	—	38,195
Total	$5,201,489	$261,804	$397,010	$86,449	$871,652	$10,349	$6,828,753

The following table sets forth the dollar amount of loans at December 31, 2025 that are due after one-year and have either fixed interest rates or floating interest rates (dollars in thousands):

	At December 31, 2025
	Fixed	Floating
	Rate	Rate
	Loans	Loans	Total
Real Estate
Commercial	$2,958,657	$746,333	$3,704,990
Construction	2,625	75,714	78,339
Multi-family	214,810	771	215,581
One-to four-family	38,004	2,494	40,498
Commercial and industrial	308,297	170,960	479,257
Consumer	4,117	6,232	10,349
Total	$3,526,510	$1,002,504	$4,529,014

Asset Quality

Non-performing loans increased to $86.9 million at December 31, 2025 from $32.6 million at December 31, 2024, primarily due to a single out-of-market CRE multi-family loan relationship that was classified as non-performing in the third quarter of 2025. The table below sets forth key asset quality ratios (dollars in thousands):

	At or for the year ended December 31,
	2025	2024	2023
Asset Quality Ratios
Non-performing loans	$86,884	$32,600	$51,897
Non-performing loans to total loans	1.28%	0.54%	0.92%
Allowance for credit losses to total loans	1.43%	1.05%	1.03%
Non-performing loans to total assets	1.05%	0.45%	0.73%
Allowance for credit losses to non-performing loans	111.7%	194.1%	111.7%
Ratio of net charge-offs (recoveries) to average loans outstanding in aggregate	0.06%	—%	0.02%

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

The ACL for loans is measured on the loan’s amortized cost basis, excluding interest receivable, and is initially recognized upon origination or purchase of the loans and subsequently remeasured on a recurring basis. The ACL is recognized as a contra-asset, and credit loss expense is recorded as a provision for credit losses in the consolidated statements of operations. Loan losses are charged off against the ACL when management believes the loan is uncollectible. Subsequent recoveries, if any, are credited to the ACL. Loans are normally placed on nonaccrual status if it is probable that the Company will be unable to collect the full payment of principal and interest when due according to the contractual terms of the loan agreement or the loan is past due for a period of 90 days or more, unless the obligation is well-secured and is in the process of collection. The Company does not recognize an ACL on accrued interest receivable, consistent with its policy to reverse interest income when interest is 90 days or more past due.

The ACL for loans was $97.1 million at December 31, 2025, as compared to $63.3 million at December 31, 2024. The ratio of ACL to total loans was 1.43% at December 31, 2025 compared to 1.05% at December 31, 2024. The increase in the ACL was primarily due to loan growth and a single out-of-market CRE multi-family loan relationship that was classified as non-performing in the third quarter of 2025.

The following table sets forth the ACL by loan category for the periods indicated (dollars in thousands):

	At December 31,
	2025			2024
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
	Allowance	to Total	to Total	Allowance	to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
Real Estate
Commercial	$60,818	62.6%	76.2%	$42,070	66.5%	71.3%
Construction	2,511	2.6	3.8	1,962	3.1	3.4
Multi-family	22,619	23.3	5.8	7,290	11.5	6.3
One-to four-family	540	0.6	1.3	577	0.9	1.5
Commercial and industrial	10,180	10.5	12.8	10,991	17.4	17.3
Consumer	413	0.4	0.1	383	0.6	0.2
Total	$97,081	100.0%	100.0%	$63,273	100.0%	100.0%

The Company also records an ACL on unfunded loan commitments, which is based on the same assumptions as funded loans and also considers the probability of funding. The ACL is recognized as a liability, and credit loss expense is recorded as a provision for unfunded loan commitments within the provision for credit losses in the consolidated statements of operations. Upon funding of the loan, any related ACL previously recorded on the unfunded amount is reversed and an ACL is subsequently recognized on the outstanding loan. The ACL for loan commitments was $2.1 million at December 31, 2025, as compared to $2.0 million at December 31, 2024.

Goodwill

The Company had $9.7 million of goodwill associated with a purchase of a prepaid third-party debit card business as of December 31, 2025. Based on its annual impairment assessment, the Company determined that no impairment of goodwill existed as of December 31, 2025.

Other Assets and Other Liabilities

Other assets were $187.2 million at December 31, 2025, an increase of $3.9 million from December 31, 2024. The increase was due primarily to increases in premises and equipment and accrued interest receivables, partially offset by a decrease in lease right of use assets. Other liabilities were $103.8 million at December 31, 2025, a decrease of $6.1 million from December 31, 2024. The decrease was due primarily to decreases in accounts payable, accrued expenses and other liabilities, including lease liabilities.

Deposits

Total deposits were $7.4 billion at December 31, 2025, an increase of $1.4 billion, or 23.3%, from December 31, 2024. The increase in deposits from December 31, 2024 was due primarily to an increase broadly spread across most of the Bank’s various deposit verticals. Non-interest-bearing demand deposits were 20.1% of total deposits at December 31, 2025, compared to 22.3% at December 31, 2024.

The tables below summarize the Company’s deposit composition by segment for the periods indicated (dollars in thousands):

	At December 31,
		Percentage		Percentage
		of total		of total
	2025	balance	2024	balance
Non-interest-bearing demand deposits	$1,479,420	20.1%	$1,334,054	22.3%
Money market	5,698,748	77.2	4,514,579	75.5
Savings accounts	8,886	0.1	8,943	0.1
Time deposits	190,124	2.6	125,397	2.1
Total	$7,377,178	100.0%	$5,982,973	100.0%

	2025 vs. 2024	2025 vs. 2024
	dollar	percentage
	Change	Change
Non-interest-bearing demand deposits	$145,366	10.9%
Money market	1,184,169	26.2
Savings accounts	(57)	(0.6)
Time deposits	64,727	51.6
Total	$1,394,205	23.3%

The table below summarizes the Company’s average balances and average interest rate paid, by segment, for the periods indicated (dollars in thousands):

	Year Ended December 31,
		Average		Average
	2025	Rate	2024	Rate
Non-interest-bearing demand deposits	$1,360,516	—%	$1,788,170	—%
Money market	5,229,143	3.69	4,288,522	4.56
Savings accounts	9,007	1.40	9,644	2.76
Time deposits	139,676	4.10	57,227	4.05
Total	$6,738,342		$6,143,563

At December 31, 2025, the estimated aggregate amount of FDIC uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $2.0 billion. In addition, as of December 31, 2025, the estimated aggregate amount of the Company’s uninsured time deposits was $46.4 million. The following are scheduled maturities of time deposits greater than $250,000 as of December 31, 2025 (in thousands):

At December 31, 2025
Three months or less	$28,869
Over three months through six months	8,662
Over six months through one-year	7,931
Over one-year	910
Total	$46,372

Borrowings

To support the balance sheet, the Company may at times utilize FHLB advances or other funding sources. At December 31, 2025, the Company had no outstanding Federal funds purchased or FHLBNY advances. At December 31, 2024, the Company had $210.0 million of Federal funds purchased and $240.0 million of FHLBNY advances. The Company had cash on deposit with the FRBNY and available secured wholesale funding borrowing capacity of  $3.3 billion and $2.9 billion, respectively, at December 31, 2025 and 2024, respectively.

The Federal Reserve established the Bank Term Funding Program (“BTFP”) on March 12, 2023, as a funding source for eligible depository institutions. Advances can no longer be requested under the program. The BTFP was created to provide short-term liquidity (up to one-year) against the par value of certain high-quality collateral, such as U.S. Treasury securities. At December 31, 2025 and 2024, the Company had no outstanding FRB term loans under the BTFP.

Trust Preferred Securities Payable

On December 7, 2005, the Company established MetBank Capital Trust I, a Delaware statutory trust (“Trust I”). The Company owns all of the common stock of Trust I in exchange for contributed capital of $310,000. Trust I issued $10.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust I’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust I, mature on December 9, 2035 and bear interest at a floating rate of three-month SOFR plus 1.85%. The Debentures are callable at any time. At December 31, 2025, the Debentures bore an interest rate of 6.02%.

On July 14, 2006, the Company established MetBank Capital Trust II, a Delaware statutory trust (“Trust II”). The Company owns all of the common stock of Trust II in exchange for contributed capital of $310,000. Trust II issued $10.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust II’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures II”) issued by the Company. The Debentures II, the sole assets of Trust II, mature on October 7, 2036, and bear interest at a floating rate of three-month SOFR plus 2.00%. The Debentures II are callable at any time. At December 31, 2025, the Debentures II bore an interest rate of 6.17%.

Secured Borrowings

The Company has loan participation agreements with certain counterparties. The Company is generally the servicer for these loans. If the transfer of the participation interest does not qualify for sale treatment under GAAP, the amount of the loan transferred is recorded as a secured borrowing. There were $11.0 million and $7.4 million in secured borrowings as of December 31, 2025 and 2024, respectively.

Discussion of the Results of Operations for the year ended December 31, 2025

Net Income

Net income was $71.1 million for 2025, an increase of $4.4 million as compared to $66.7 million for 2024. This increase primarily reflects the $18.7 million increase in net interest income, partially offset by a $12.0 million decrease in non-interest income, driven primarily by the absence of $13.4 million in Banking-as-a-Service revenue and a $2.4 million increase in total non-interest expense. For further information on the change in non-interest expense, see — Non-Interest Expense” below.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest earned on assets and interest incurred on liabilities. The following table presents an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Yields and costs were derived by dividing income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Average balances were derived from daily balances over the periods indicated. Interest income included fees that management considers to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax-equivalent basis. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income and prepayment income.

	Year Ended
	December 31, 2025			December 31, 2024			December 31, 2023
	Average		Yield /	Average		Yield /	Average		Yield /
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)	$6,573,447	$480,497	7.31%	$5,842,570	$429,748	7.36%	$5,147,653	$345,039	6.70%
Available-for-sale securities	609,162	16,128	2.65	576,040	12,917	2.24	527,873	8,865	1.68
Held-to-maturity securities	391,642	7,304	1.87	450,048	8,369	1.86	499,379	9,608	1.92
Equity investments - non-trading	5,664	169	2.97	3,377	92	2.73	2,381	52	2.17
Overnight deposits	211,880	9,347	4.41	269,472	15,013	5.57	176,813	9,319	5.20
Other interest-earning assets	27,661	1,833	6.63	29,386	2,240	7.62	33,061	2,522	7.63
Total interest-earning assets	7,819,456	515,278	6.59	7,170,893	468,379	6.53	6,387,160	375,405	5.88
Non-interest-earning assets	137,373			182,936			169,377
Allowance for credit losses	(76,069)			(60,384)			(49,923)
Total assets	$7,880,760			$7,293,445			$6,506,614
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$5,238,150	193,079	3.69	$4,298,166	195,695	4.55	$3,299,427	127,494	3.86
Certificates of deposit	139,676	5,731	4.10	57,227	2,318	4.05	42,926	1,183	2.76
Total interest-bearing deposits	5,377,826	198,810	3.70	4,355,393	198,013	4.55	3,342,353	128,677	3.85
Borrowed funds	274,672	13,233	4.82	336,364	17,282	5.14	445,061	23,892	5.37
Total interest-bearing liabilities	5,652,498	212,043	3.75	4,691,757	215,295	4.59	3,787,414	152,569	4.03
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,360,516			1,788,170			1,960,469
Other non-interest-bearing liabilities	135,135			119,364			137,725
Total liabilities	7,148,149			6,599,291			5,885,608
Stockholders' equity	732,611			694,154			621,006
Total liabilities and equity	$7,880,760			$7,293,445			$6,506,614
Net interest income		$303,235			$253,084			$222,836
Net interest rate spread (2)			2.84%			1.94%			1.85%
Net interest margin (3)			3.88%			3.53%			3.49%
Total cost of deposits (4)			2.95%			3.22%			2.43%
Total cost of funds (5)			3.02%			3.32%			2.65%
(1)	Amount includes deferred loan fees and non-performing loans.
(2)	Determined by subtracting the average cost of total interest-bearing liabilities from the average yield on total interest earning assets.
(3)	Determined by dividing net interest income by total average interest-earning assets.
(4)	Determined by dividing interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(5)	Determined by dividing interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

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

	At December 31,
	2025 over 2024			2024 over 2023
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$53,441	$(2,691)	$50,750	$49,214	$35,495	$84,709
Available-for-sale securities	775	2,436	3,211	867	3,185	4,052
Held-to-maturity securities	(1,090)	25	(1,065)	(925)	(314)	(1,239)
Equity investments	67	9	76	25	15	40
Overnight deposits	(2,870)	(2,796)	(5,666)	5,009	685	5,694
Other interest-earning assets	(126)	(281)	(407)	(280)	(2)	(282)
Total interest-earning assets	$50,197	$(3,298)	$46,899	$53,910	$39,064	$92,974
Interest-bearing liabilities:
Money market and savings accounts	$38,441	$(41,056)	$(2,615)	$42,922	$25,279	$68,201
Certificates of deposit	3,383	30	3,413	471	664	1,135
Total deposits	41,824	(41,026)	798	43,393	25,943	69,336
Borrowed funds	(3,022)	(1,028)	(4,050)	(5,623)	(987)	(6,610)
Total interest-bearing liabilities	38,802	(42,054)	(3,252)	37,770	24,956	62,726
Change in net interest income	$11,395	$38,756	$50,151	$16,140	$14,108	$30,248

Net interest margin was 3.88% for 2025, as compared to 3.53% for 2024, the 35 basis point increase was primarily driven by the decrease in the cost of funds and loan spread discipline.

Total cost of funds for 2025 was 302 basis points compared to 332 basis points for 2024, which primarily reflects the reduction in short-term interest rates that favorably impacted our cost of deposits.

Interest Income

Interest income increased by $46.9 million to $515.3 million for 2025, as compared to $468.4 million for 2024. The increase from the prior year was due primarily to the $730.9 million increase in the average balance of loans.

Interest Expense

Interest expense decreased by $3.3 million to $212.0 million for 2025, as compared to $215.3 million for 2024. The decrease from the prior year was due primarily to the 30 basis point decrease in total cost of funds that primarily reflects the reduction in short-term interest rates that favorably impacted our cost of deposits

Provision for Credit Losses – Loans and Loan Commitments

The provision for credit losses for loans and loan commitments was $37.6 million for 2025, as compared to $6.3 million for 2024. The increase from the prior year was primarily due to a single out-of-market CRE multi-family loan relationship that was classified as non-performing in the third quarter of 2025 and loan growth.

Non-Interest Income

Non-interest income decreased by $12.0 million to $11.9 million for 2025, as compared to $23.8 million for 2024. The decrease from the prior year was driven primarily by the absence of $13.4 million in Banking-as-a-Service revenue.

Non-Interest Expense

Non-interest expense was $176.0 million for 2025, an increase of $2.4 million from 2024. The increase from the prior year was due primarily to a $7.2 million increase in deposit program fees, a $6.2 million increase in compensation and benefits related to the increase in the number and mix of employees, and a $6.1 million increase in technology costs related to the digital transformation initiatives, partially offset by a decrease of $9.5 million in the regulatory settlement reserve, a $6.4 million decrease in professional fees and a decrease of $2.2 million in FDIC assessments.

Income Tax Expense

The effective tax rate for 2025 was 30.0% compared to 31.3% for 2024.

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

The following is a table of off-balance sheet arrangements broken out by fixed and variable rate commitments for the periods indicated therein (in thousands):

	At December 31,
	2025		2024		2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused commitments	$113,438	$486,517	$108,561	$586,821	$67,418	$527,730
Standby and commercial letters of credit	26,388	—	31,920	—	59,532	—
	$139,826	$486,517	$140,481	$586,821	$126,950	$527,730

The following is a maturity schedule for the Company’s off-balance sheet arrangements at December 31, 2025 (in thousands):

	Total	2026	2027 - 2028	2029 - 2030	Thereafter
Unused commitments	$599,955	$255,440	$329,247	$6,895	$8,373
Standby and commercial letters of credit	26,388	8,671	17,717	—	—
	$626,343	$264,111	$346,964	$6,895	$8,373

Liquidity and Capital Resources

Liquidity is the ability to quickly and economically meet current and future financial obligations. The Company’s primary sources of funds consist of deposit inflows, loan repayments and maturities, securities cash flows and borrowings. While maturities and scheduled amortization of loans and securities and borrowings are predictable sources of funds, deposit flows, mortgage prepayments and securities sales may be greatly influenced by the general level of interest rates and changes thereto, economic conditions and competition.

The Company regularly reviews the need to adjust investments in liquid assets based upon its assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of its asset/liability program. Excess liquidity is generally invested in interest earning deposits and short- and intermediate-term securities.

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given period. At December 31, 2025 and

2024, cash and cash equivalents totaled $393.6 million and $200.3 million, respectively. Securities classified as AFS, which provide additional sources of liquidity, totaled $578.9 million at December 31, 2025 and $482.1 million at December 31, 2024. At December 31, 2025, there were $807.5 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $118.2 million were encumbered. At December 31, 2024, there were $750.3 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $65.5 million were encumbered.

At December 31, 2025, the Company had zero outstanding Federal funds purchased or FHLBNY advances. At December 31, 2025, the Company had cash on deposit with the FRBNY and available secured wholesale funding borrowing capacity of $3.3 billion.

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

Time deposits due within one year as of December 31, 2025 totaled $186.3 million, or 2.5% of total deposits. Total time deposits were $190.1 million, or 2.6% of total deposits, at December 31, 2025.

The Company’s primary investing activities are the origination, and to a lesser extent, purchase of loans and securities. The Company originated $1.9 billion and $1.3 billion of loans during the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, the Company purchased $199.1 million and $72.8 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts and borrowings. The Company generates deposits from businesses and individuals through client referrals and other relationships and through its retail presence. The Company has established deposit concentration thresholds to help minimize the probability of over-reliance on any single depositor base for funds. Total deposits were $7.4 billion at December 31, 2025, an increase of $1.4 billion, or 23.3%, from December 31, 2024.

The Company has loan participation agreements with counterparties. The Company is generally the servicer for these loans. If the transfer of the participation interest does not qualify for sale treatment under GAAP, the amount of the loan transferred is recorded as a secured borrowing. There were $11.0 million in secured borrowings as of December 31, 2025 and $7.4 million as of December 31, 2024.

Regulation

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At December 31, 2025 and December 31, 2024, the Bank met all applicable regulatory capital requirements, and the Bank is considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The

Company and the Bank review capital levels on a monthly basis. Below is a table of the Company and Bank’s capital ratios for the periods indicated:

			Minimum	Minimum Ratio	Minimum
	At	At	Ratio to be	Required for	Capital
	December 31,	December 31,	“Well	Capital Adequacy	Conservation
	2025	2024	Capitalized”	Purposes	Buffer(1)
The Company
Tier 1 leverage ratio	9.5%	10.8%	N/A	4.0%	—%
Common equity tier 1	10.7%	11.9%	N/A	4.5%	2.5%
Tier 1 risk-based capital ratio	11.0%	12.3%	N/A	6.0%	2.5%
Total risk-based capital ratio	12.3%	13.3%	N/A	8.0%	2.5%

The Bank
Tier 1 leverage ratio	9.1%	10.6%	5.00%	4.0%	—%
Common equity tier 1	10.5%	12.0%	6.50%	4.5%	2.5%
Tier 1 risk-based capital ratio	10.5%	12.0%	8.00%	6.0%	2.5%
Total risk-based capital ratio	11.7%	13.0%	10.00%	8.0%	2.5%

(1) As of December 31, 2025, the capital conservation buffer for the Company and the Bank was 4.3% and 3.7%, respectively, which exceeded the minimum requirement of 2.5% required to be held by banking institutions.

At December 31, 2025 and December 31, 2024, total CRE loans were 376.5% and 346.1% of the Bank’s risk-based capital, respectively. The increase in the CRE concentration ratio was influenced by the Bank funding the share repurchase program and the anticipated quarterly dividends at the holding company level. See Part II, Item 5., “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information regarding the Company’s quarterly dividends and share repurchase program.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

General

The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk embedded within the balance sheet to inform a controlled assumption of IRR while maximizing net income and preserving adequate levels of liquidity and capital. The Board of Directors bears the ultimate responsibility for the Company’s asset and liability management function. The Company’s ALCO is responsible for assisting the Board of Directors with this oversight. The ALCO has further assigned responsibility for the day-to-day management of IRR to the CFO, or their designee. The ALCO meets regularly to review, among other things, the sensitivity of earnings and the market value of assets and liabilities to market interest rate changes and local and national market conditions and market interest rates. That group also reviews liquidity, capital, deposit mix, loan mix and investment positions. Based upon the nature of its operations, the Company is not directly subject to FX or commodity price risk.

Interest Rate Risk

As a financial institution, the Company’s primary market risk exposure is IRR. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most assets and liabilities, and, by varying degrees, the fair value of all interest-earning assets and interest-bearing liabilities. IRR is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair value risk. The objective of IRR management is to estimate the effect of changes in interest rates on net interest income and to adjust, as deemed appropriate, the balance sheet to manage the inherent risk while at the same time maximizing income.

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

The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2025 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

Although the net interest income table below provides an indication of the Company’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not necessarily provide a precise forecast of the effect of changes in market interest rates on net interest income and estimates may differ from actual results.

The table below indicates that at December 31, 2025, in the event of an instantaneous and sustained parallel upward shift of 200 basis points in interest rates, the Company would experience a 1.61% decrease in net interest income. In the event of an instantaneous and sustained parallel downward shift of 200 basis point in interest rates, it would experience a 4.08% increase in net interest income.

At December 31, 2025
Change in	Net	Year 1
Interest	Interest	Change
Rates	Income Year 1	from
(basis points)	Forecast	Level
+300	332,495	(2.26)%
+200	334,696	(1.61)
+100	337,597	(0.76)
—	340,179	—
-100	346,537	1.87
-200	354,042	4.08
-300	365,589	7.47

Economic Value of Equity Analysis

The Company analyzes the sensitivity of its financial condition to changes in interest rates through an EVE model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the fair value of liabilities assuming various changes in current interest rates. The table below represents an analysis of IRR as measured by the estimated changes in EVE, resulting from instantaneous and sustained parallel shifts in the yield curve (+/- 100, +/- 200 and +/- 300 basis points) at December 31, 2025 (dollars in thousands):

		Estimated
		Increase (Decrease) in
		EVE
Change in
Interest Rates	Estimated
(basis points) (1)	EVE (2)	Dollars	Percent
+300	$1,050,915	$(137,512)	(11.59)%
+200	1,095,978	(92,760)	(7.80)%
+100	1,147,835	(40,903)	(3.44)
—	1,188,738	—	—
-100	1,222,332	33,594	2.83
-200	1,244,685	55,947	4.71
-300	1,264,093	75,355	6.34
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from liabilities adjusted for the value of off-balance sheet contracts.

The table above indicates that at December 31, 2025, in the event of an immediate upward shift of 200 basis in interest rates, the Company would experience a 7.8% decrease in its EVE. In the event of an immediate downward shift of 200 basis points in interest rates, the Company would experience a 4.71% increase in its EVE.

The preceding simulation analyses do not represent a forecast of actual results and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary, it is not unlikely that prepayment/refinancing levels, the varying impact of interest rate changes on caps and floors embedded in adjustable-rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables will deviate from those assumed.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2025. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

As of December 31, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2025 was effective using these criteria.

The Company’s internal control over financial reporting as of December 31, 2025 has been audited by Crowe LLP, the independent registered public accounting firm that has also audited the Company’s consolidated financial statements of financial condition as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025. Crowe LLP has issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2025. See Part II, Item 8., “Financial Statements and Supplementary Data.”

c)	Changes in Internal Control Over Financial Reporting

There were no changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2025 that had materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding the Company’s directors, executive officers and corporate governance is incorporated by reference to the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the SEC within 120 days of December 31, 2025. Specifically, the Company incorporates herein the information regarding its directors and executive officers included in the Proxy Statement under the headings “Proposal 1 — Election of Directors,” “— Executive Officers Who Are Not Directors” and “Stock Ownership—Delinquent Section 16(a) Reports.”

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

Item 11.  Executive Compensation

Information regarding executive and director compensation and the Compensation Committee is incorporated herein by reference to the information in the Proxy Statement under the headings “Compensation Matters,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “CEO Pay Ratio” and “Pay Versus Performance.”

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

Item 14.  Principal Accounting Fees and Services

The “Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Company’s Proxy Statement is incorporated herein by reference.

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

10.1*

Amended and Restated Employment Agreement by and among Metropolitan Bank Holding Corp., Metropolitan Commercial Bank and Mark R. DeFazio (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2020 (File No. 001-38282)).

10.2*

Metropolitan Commercial Bank Amended and Restated Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2021 (File No. 001-38282)).

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

10.15*

Metropolitan Bank Holding Corp. Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 22, 2024 (File No. 001-38282)).

10.16*

Form of Director Award Agreement (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2025 (File No. 001-38282)).

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

10.20*

Form of Performance-Based Restricted Stock Award Agreement – 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2025 (File No. 001-38282)).

10.21*

Form of Restricted Stock Unit Award Agreement – 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2025 (File No. 001-38282)).

10.22*	Form of Change in Control Agreement.
10.23*

Amendment to the Metropolitan Bank Holding Corp. Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Appendix B to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 17, 2025 (File No. 001-38282)).

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
101

Inline Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2025 and 2024 (ii) the Consolidated Statements of Operation for the years ended December 31, 2025, 2024, and 2023 (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023 (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024, and 2023, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023, and (vi) the notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL.

Each management contract and compensatory plan has been marked with an asterisk (*).

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: February 20, 2026 By:/s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 20, 2026.

Signatures	Title

/s/ Mark R. DeFazio	President, Chief Executive Officer and Director
Mark R. DeFazio	(Principal Executive Officer)

/s/ Daniel F. Dougherty	Executive Vice President and Chief Financial Officer
Daniel F. Dougherty	(Principal Financial Officer)

/s/ G. David Bonnar	Senior Vice President and Chief Accounting Officer
G. David Bonnar	(Principal Accounting Officer)

/s/ Anthony J. Fabiano	Chairman of the Board
Anthony J. Fabiano

/s/ Dale C. Fredston	Director
Dale C. Fredston

/s/ David J. Gold	Director
David J. Gold

/s/ Harvey M. Gutman	Director
Harvey M. Gutman

/s/ Terence J. Mitchell	Director
Terence J. Mitchell

/s/ Robert C. Patent	Director
Robert C. Patent

/s/ Maria F. Ramirez	Director
Maria F. Ramirez

/s/ William Reinhardt	Director
William Reinhardt

/s/ George J. Wolf, Jr.	Director
George J. Wolf, Jr.

/s/ Chaya Pamula	Director
Chaya Pamula

/s/ Katrina Robinson	Director
Katrina Robinson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Metropolitan Bank Holding Corp.

New York, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Metropolitan Bank Holding Corp. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses – Economic Scenarios used in Commercial Real Estate (“CRE”) and Commercial and Industrial (“C&I”) Loans Portfolio Segment Models

As described in Note 2 to the consolidated financial statements, the Company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses, which requires the measurement of all expected credit losses for financial assets held at amortized cost at the reporting date. As of December 31, 2025, the balance of the allowance for credit losses on loans (“ACL”) was $97.1 million.

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

To address this matter, we tested the operating effectiveness of the Company’s controls related to evaluating, adjusting, and concluding on forecasted economic scenarios used for the CRE and C&I lifetime loss rate models, including the following:

•	Management’s evaluation of the establishment of the methodology in accordance with generally accepted accounting principles;

•

Management’s evaluation of lifetime loss rate models, including an evaluation of whether management appropriately applied their methodology, an evaluation of the forecasted economic scenarios used within their model, and an evaluation of the reasonableness of the resultant lifetime loss rates;

•	Management’s evaluation of the reasonableness of judgments over the forecasted economic scenarios selected in the model and approval of the overall allowance for credit losses on loans.

Our substantive procedures related to the forecasted economic scenarios used for the CRE and C&I lifetime loss rate models included the following:

•	Evaluating the appropriateness of the established methodology;
•

Evaluating the lifetime loss rate models, including a directionality analysis of the forecasted economic scenarios on the loss rate forecasts, and the reasonableness of the resultant lifetime loss rates, assisted by firm specialists;

•	Evaluating the reasonableness of forecasted economic scenarios, assisted by firm specialists;
•	Evaluating the reasonableness of the overall allowance for credit losses.

/s/ Crowe LLP

We have served as the Company's auditor since 2008.

New York, New York

February 20, 2026

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	December 31,	December 31,
	2025	2024
Assets
Cash and due from banks	$12,086	$13,078
Overnight deposits	381,501	187,190
Total cash and cash equivalents	393,587	200,268
Investment securities available-for-sale, at fair value	578,932	482,085
Investment securities held-to-maturity (estimated fair value of $313.1 million and $366.7 million at December 31, 2025 and December 31, 2024, respectively)	356,627	428,557
Equity investment securities, at fair value	5,609	5,109
Total securities	941,168	915,751
Other investments	20,632	30,636
Loans, net of deferred fees and costs	6,810,233	6,034,076
Allowance for credit losses	(97,081)	(63,273)
Net loans	6,713,152	5,970,803
Other assets	187,177	183,291
Total assets	$8,255,716	$7,300,749
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand deposits	$1,479,420	$1,334,054
Interest-bearing deposits	5,897,758	4,648,919
Total deposits	7,377,178	5,982,973
Federal funds purchased	—	210,000
Federal Home Loan Bank of New York advances	—	240,000
Trust preferred securities	20,620	20,620
Secured and other borrowings	10,975	7,441
Other liabilities	103,831	109,888
Total liabilities	7,512,604	6,570,922

Common stock, $0.01 par value, 25,000,000 shares authorized, 11,300,191 and 11,197,625 shares issued; and 10,088,617 and 11,197,625 shares outstanding at December 31, 2025 and December 31, 2024, respectively	113	112
Additional paid in capital	405,565	400,188
Retained earnings	450,639	382,661
Accumulated other comprehensive income (loss), net of tax	(39,739)	(53,134)
Treasury stock, at cost, 1,211,574 and 0 shares at December 31, 2025 and December 31, 2024, respectively	(73,466)	—
Total stockholders’ equity	743,112	729,827
Total liabilities and stockholders’ equity	$8,255,716	$7,300,749

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2025	2024	2023
Interest and dividend income
Loans, including fees	$480,497	$429,748	$345,039
Securities	23,601	21,378	18,525
Overnight deposits	9,347	15,013	9,319
Other interest and dividends	1,833	2,240	2,522
Total interest income	515,278	468,379	375,405
Interest expense
Deposits	198,810	198,013	128,677
Borrowed funds	11,939	15,795	22,424
Trust preferred securities	1,294	1,487	1,468
Total interest expense	212,043	215,295	152,569

Net interest income	303,235	253,084	222,836
Provision for credit losses	37,592	6,257	12,283
Net interest income after provision for credit losses	265,643	246,827	210,553

Non-interest income
Service charges on deposit accounts	8,388	8,269	6,071
Global Payments Group revenue	—	13,355	19,005
Other income	3,483	2,205	2,827
Total non-interest income	11,871	23,829	27,903

Non-interest expense
Compensation and benefits	84,029	77,859	66,961
Bank premises and equipment	10,322	9,656	9,344
Professional fees	14,932	21,320	18,064
Technology costs	17,135	11,012	4,940
Deposit related program fees	24,021	16,836	13,104
FDIC assessments	9,548	11,780	9,077
Regulatory settlement reserve	—	9,463	(5,521)
Other expenses	16,018	15,649	15,569
Total non-interest expense	176,005	173,575	131,538

Net income before income tax expense	101,509	97,081	106,918
Income tax expense	30,411	30,395	29,650
Net income	$71,098	$66,686	$77,268

Earnings per common share
Basic earnings	$6.71	$5.97	$6.95
Diluted earnings	$6.62	$5.93	$6.91

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended
	December 31,
	2025	2024	2023
Net income	$71,098	$66,686	$77,268

Other comprehensive income (loss), net of tax
Securities available-for-sale:
Unrealized gain (loss) arising during the period, net	16,869	1,354	7,149
Reclassification adjustment for gains included in net income, net	(472)	—	—
Total	16,397	1,354	7,149

Cash flow hedges:
Unrealized gain (loss) arising during the period, net	(2,469)	1,922	(2,417)
Reclassification adjustment for gains included in net income, net	(533)	(3,474)	(3,370)
Total	(3,002)	(1,552)	(5,787)

Total other comprehensive income (loss), net	13,395	(198)	1,362

Comprehensive income (loss), net	$84,493	$66,488	$78,630

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common		Additional	Retained	AOCI (Loss),	Treasury
	Stock		Paid-in Capital	Earnings	Net	Stock	Total
	Shares	Amount
Year Ended
Balance at January 1, 2025	11,197,625	$112	$400,188	$382,661	$(53,134)	$—	$729,827
Issuance of common stock under stock compensation plans	160,939	1	—	—	—	—	1
Employee and non-employee stock-based compensation	—	—	8,928	—	—	—	8,928
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(58,373)	—	(3,551)	—	—	—	(3,551)
Treasury stock purchased	(1,211,574)	—	—	—	—	(73,466)	(73,466)
Net income	—	—	—	71,098	—	—	71,098
Other comprehensive income (loss)	—	—	—	—	13,395	—	13,395
Cash dividends declared on common stock ($0.30 per share)	—	—	—	(3,120)	—	—	(3,120)
Balance at December 31, 2025	10,088,617	$113	$405,565	$450,639	$(39,739)	$(73,466)	$743,112

Balance at January 1, 2024	11,062,729	$111	$395,871	$315,975	$(52,936)	$—	$659,021
Issuance of common stock under stock compensation plans	223,483	1	—	—	—	—	1
Employee and non-employee stock-based compensation	—	—	8,899	—	—	—	8,899
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(88,587)	—	(4,582)	—	—	—	(4,582)
Net income	—	—	—	66,686			66,686
Other comprehensive income (loss)	—	—	—	—	(198)	—	(198)
Balance at December 31, 2024	11,197,625	$112	$400,188	$382,661	$(53,134)	$—	$729,827

Balance at January 1, 2023	10,949,965	$109	$389,276	$240,810	$(54,298)	$—	$575,897
Cumulative effect of changes in accounting principle	—	—	—	(2,103)	—	—	(2,103)
Issuance of common stock under stock compensation plans	285,190	4	—	—	—	—	4
Employee and non-employee stock-based compensation	—	—	9,765	—	—	—	9,765
Redemption of common stock for exercise of stock options and tax withholdings for restricted stock vesting	(172,426)	(2)	(3,170)	—	—	—	(3,172)
Net income	—	—	—	77,268	—	—	77,268
Other comprehensive income (loss)	—	—	—	—	1,362	—	1,362
Balance at December 31, 2023	11,062,729	$111	$395,871	$315,975	$(52,936)	$—	$659,021

See accompanying notes to consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$71,098	$66,686	$77,268
Adjustments to reconcile net income to net cash:
Net depreciation, amortization, and accretion	(11,053)	(11,412)	7,142
Provision for credit losses	37,592	6,257	12,283
Stock-based compensation	8,928	8,899	9,765
Other, net	(1,174)	(2,986)	(75)
Deferred income tax (benefit) expense	(9,264)	(2,798)	(2,800)
Net change in:
Receivable from global payments, net	—	87,648	(2,043)
Third-party debit cardholder balances	—	(10,178)	(401)
Other assets	(3,963)	(4,089)	(30,019)
Other liabilities	(3,484)	10,432	(28,694)
Net cash provided by (used in) operating activities	88,680	148,459	42,426

Cash flows from investing activities
Loan originations and payments, net	(765,847)	(395,390)	(789,736)
Redemptions of FRB and FHLB Stock	36,570	48,348	152,400
Purchases of FRB and FHLB Stock	(26,566)	(40,018)	(169,256)
Purchase of securities available-for-sale	(199,063)	(72,810)	(46,809)
Purchase of securities held-for-investment	—	—	(24,595)
Proceeds from sales and calls of securities available-for-sale	18,400	—	—
Proceeds from paydowns and maturities of securities available-for-sale	108,419	53,166	42,342
Proceeds from paydowns and maturities of securities held-to-maturity	71,381	39,724	65,954
Purchase of premises and equipment	(6,257)	(2,631)	(5,749)
Net cash provided by (used in) investing activities	(762,963)	(369,611)	(775,449)

Cash flows from financing activities
Proceeds from (repayments of) federal funds purchased, net	(210,000)	111,000	(51,000)
Proceeds from (repayments of) FHLB advances, net	(240,000)	(200,000)	340,000
Redemption of common stock for tax withholdings for restricted stock vesting	(3,551)	(4,582)	(3,170)
Proceeds from (repayments of) other borrowings, net	—	100,000	—
Proceeds from (repayments of) secured borrowings, net	3,534	(100,144)	(140)
Net increase (decrease) in deposits	1,394,205	245,681	459,380
Purchase of treasury stock	(73,466)	—	—
Cash dividend paid	(3,120)	—	—
Net cash provided by (used in) financing activities	867,602	151,955	745,070

Increase (decrease) in cash and cash equivalents	193,319	(69,197)	12,047
Cash and cash equivalents at the beginning of the period	200,268	269,465	257,418
Cash and cash equivalents at the end of the period	$393,587	$200,268	$269,465
Supplemental information
Cash paid for:
Interest	$212,217	$215,380	$151,403
Income Taxes	$25,852	$34,795	$36,171

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

The Company’s primary deposit products are checking, savings, and term deposit accounts, all of which are insured by the FDIC up to the maximum amounts allowed by law. In addition to traditional commercial banking products, the Company offers: corporate cash management and retail banking services; customized financial solutions for government entities, municipalities, public institutions and charter schools; specialized services to facilitate secure and efficient real estate transactions and tax-deferred exchanges for title and escrow and Section 1031 exchanges; and EB-5 Program escrow accounts of foreign investor funds for USCIS approved job-creating projects.

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

Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents are defined as cash on hand and amounts due from banks and money market funds. At December 31, 2025 and 2024, cash and cash equivalents included $380.5 million and $186.3 million, respectively, of cash on hand or on deposit with the FRB. Also included in cash and cash equivalents were $15.5 million and $12.6 million of cash held in escrow and collateral accounts for third-party debit card program managers at December 31, 2025 and 2024, respectively. Additionally, there was $792,000 and $762,000 of cash pledged for a related

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

collateral account at December 31, 2025 and 2024, respectively. Net cash flows are reported for customer loan and deposit transactions, other investments, receivable from global payments, third-party debit cardholder balances, other assets, other liabilities, federal funds purchased, FHLB advances, other borrowings, and secured borrowings.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deposit Related Program Fees

Deposit related program fees include certain licensing fees and EB-5 Program account fees. Licensing fees on certain deposit accounts held by bankruptcy trustees are expensed as incurred. These accounts require the use of a software interface provided by a third party. Bankruptcy accounts subject to the licensing fees amounted to $492.3 million and $305.4 million at December 31, 2025 and 2024, respectively. EB-5 Program accounts subject to fees amounted to $480.8 million and $291.2 million at December 31, 2025 and 2024, respectively.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill and certain other intangibles generally arise from business combinations accounted for under the purchase method of accounting. Goodwill and other intangibles deemed to have indefinite lives generated from business combinations are not subject to amortization and are instead tested for impairment not less than annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. At December 31, 2025 and 2024, the carrying amount of goodwill was $9.7 million, which was associated with a purchase of a prepaid third-party debit card business. Based on the Company’s annual impairment assessment no impairment of goodwill existed as of December 31, 2025, 2024 and 2023.

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

Other Investments

Other investments include FRB and FHLB stock and CRA related investments. The Company is a member of the FRB and the FHLB systems. FHLB members are required to own membership stock and purchase activity-based stock that is based on the level of outstanding borrowings and municipal letters of credit. FRB and FHLB stock are carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2025, the Company held FRB and FHLB stock of $11.4 million and $7.2 million, respectively. At December 31, 2024, the Company held FRB and FHLB stock of $11.4 million and $17.2 million, respectively. At December 31, 2025 and 2024 the Company held a $1.5 million investment in The Disability Opportunity Fund, respectively, which is an equity equivalent investment in a community development financial institution. At December 31, 2025 and 2024, the Company also held $498 million of time deposits in community development financial institutions, respectively.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU 2023-09 requires annual disclosures which provide qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures. The Company adopted this guidance prospectively in 2025, which did not have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)”. ASU 2024-03 requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU No. 2024-03 does not change the expense captions an entity presents on the face of the income statement. Subsequently issued ASU No. 2025-01 amended the effective date of ASU No. 2024-03 to require all public business entities to adopt the new guidance for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The guidance may be applied on a prospective or retrospective basis. The Company is currently evaluating the impact of ASU No. 2024- 03 on its consolidated financial statements.

ASU No. 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): "Targeted Improvements to the Accounting for Internal-Use Software" clarifies the accounting for costs related to internal-use software. The new guidance clarifies the threshold entities apply to begin capitalizing costs and removes all references to project stages in ASC Subtopic 350-40. ASU No. 2025-06 is effective for the Company beginning in 2028. The new guidance may be

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

applied using a prospective, retrospective or modified transition approach with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, “Financial instruments – Credit Losses (Topic 326): Purchased Loans,” which amends the guidance in ASC 326 on the accounting for certain purchased loans. Under the ASU, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (“purchased seasoned loans”) by recognizing them at their purchase price plus an allowance for expected credit losses (the “gross-up approach”). ASU 2025-08 also introduces an accounting policy election related to the subsequent measurement of expected credit losses for entities that use a method other than a discounted cash flow analysis to estimate credit losses on purchased seasoned loans. If this accounting policy is elected, entities can use the amortized cost basis of the asset to subsequently measure their credit loss allowance. ASU 2025-08 is effective for interim and annual reporting periods beginning after December 15, 2026. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of ASU 2025-08 on its consolidated financial statements.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — INVESTMENT SECURITIES

The following tables summarizes the amortized cost and fair value of AFS and HTM debt securities and equity investments and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses recognized in earnings (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2025	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$30,000	$—	$(1,886)	$28,114
U.S. State and Municipal securities	11,184	—	(1,456)	9,728
Residential MBS	543,349	2,409	(50,726)	495,032
Commercial MBS	45,560	79	(1,939)	43,700
Asset-backed securities	2,419	—	(61)	2,358
Total securities available-for-sale	$632,512	$2,488	$(56,068)	$578,932

Held-to-Maturity Securities:
U.S. State and Municipal securities	$15,065	$—	$(1,402)	$13,663
Residential MBS	333,515	—	(41,662)	291,853
Commercial MBS	8,047	—	(481)	7,566
Total securities held-to-maturity	$356,627	$—	$(43,545)	$313,082

Equity Investments:
CRA Mutual Fund	$5,858	$—	$(249)	$5,609
Total equity investment securities	$5,858	$—	$(249)	$5,609

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2024	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$67,999	$—	$(4,247)	$63,752
U.S. State and Municipal securities	11,341	—	(1,841)	9,500
Residential MBS	430,968	854	(68,754)	363,068
Commercial MBS	46,094	—	(2,966)	43,128
Asset-backed securities	2,677	—	(40)	2,637
Total securities available-for-sale	$559,079	$854	$(77,848)	$482,085

Held-to-Maturity Securities:
U.S. Treasury securities	$29,938	$—	$(410)	$29,528
U.S. State and Municipal securities	15,319	—	(1,686)	13,633
Residential MBS	375,232	—	(58,866)	316,366
Commercial MBS	8,068	—	(876)	7,192
Total securities held-to-maturity	$428,557	$—	$(61,838)	$366,719

Equity Investments:
CRA Mutual Fund	$5,503	$—	$(394)	$5,109
Total equity investment securities	$5,503	$—	$(394)	$5,109

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the proceeds and associated gains and (losses) from sales and calls of securities (in thousands):

	Year ended December 31,
	2025	2024	2023
Proceeds	$18,400	$—	$—
Gross gains	$674	$—	$—
Tax impact	$(202)	$—	$—

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

	Held-to-Maturity		Available-for-Sale
At December 31, 2025	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$10,000	$9,960
After 1 year through 5 years	—	—	15,000	14,261
After 5 years through 10 years	—	—	4,823	3,985
After 10 years	15,065	13,663	11,361	9,636
Mortgage-backed and Asset-backed Securities	341,562	299,419	591,328	541,090
Total Securities	$356,627	$313,082	$632,512	$578,932

	Held-to-Maturity		Available-for-Sale
At December 31, 2024	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$29,938	29,527	38,000	36,954
After 1 year through 5 years	—	—	24,999	23,200
After 5 years through 10 years	—	—	4,827	3,713
After 10 years	15,319	13,633	11,514	9,385
Mortgage-backed and Asset-backed Securities	383,300	323,559	479,739	408,833
Total Securities	$428,557	$366,719	$559,079	$482,085

At December 31, 2025, there were $807.5 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $118.2 million were encumbered. At December 31, 2024, there were $750.3 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $65.5 million were encumbered.

At December 31, 2025 and 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. At December 31, 2025 and 2024, all Residential and Commercial MBS held by the Company were issued by U.S. government-sponsored entities and agencies.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present debt securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2025	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$28,114	$(1,886)	$28,114	$(1,886)
U.S. State and Municipal securities	—	—	9,728	(1,456)	9,728	(1,456)
Residential MBS	—	—	241,900	(50,726)	241,900	(50,726)
Commercial MBS	10,878	(13)	23,354	(1,926)	34,232	(1,939)
Asset-backed securities	—	—	2,358	(61)	2,358	(61)
Total securities available-for-sale	$10,878	$(13)	$305,454	$(56,055)	$316,332	$(56,068)

Held-to-Maturity Securities:
U.S. State and Municipal securities	$—	$—	$13,663	$(1,402)	$13,663	$(1,402)
Residential MBS	—	—	291,853	(41,662)	291,853	(41,662)
Commercial MBS	—	—	7,566	(481)	7,566	(481)
Total securities held-to-maturity	$—	$—	$313,082	$(43,545)	$313,082	$(43,545)

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2024	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$63,752	$(4,247)	$63,752	$(4,247)
U.S. State and Municipal securities	—	—	9,500	(1,841)	9,500	(1,841)
Residential MBS	46,859	(1,104)	258,763	(67,650)	305,622	(68,754)
Commercial MBS	19,624	(410)	23,504	(2,556)	43,128	(2,966)
Asset-backed securities	—	—	2,637	(40)	2,637	(40)
Total securities available-for-sale	$66,483	$(1,514)	$358,156	$(76,334)	$424,639	$(77,848)

Held-to-Maturity Securities:
U.S. Treasury securities	$—	$—	$29,528	$(410)	$29,528	$(410)
U.S. State and Municipal securities	—	—	13,633	(1,686)	13,633	(1,686)
Residential MBS	—	—	316,366	(58,866)	316,366	(58,866)
Commercial MBS	—	—	7,192	(876)	7,192	(876)
Total securities held-to-maturity	$—	$—	$366,719	$(61,838)	$366,719	$(61,838)

Except for U.S. State and Municipal securities, the Company has a zero loss expectation for its HTM securities portfolio, and therefore has no ACL related to these securities. Obligations of U.S. State and Municipal securities were rated investment grade at December 31, 2025 and December 31, 2024 and the associated ACL was immaterial.

AFS securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. The unrealized losses on AFS securities are primarily due to the changes in market interest rates subsequent to purchase. In addition, the Company does not intend, nor would it be required to sell, these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no ACL was recognized during the years ended December 31, 2025 and 2024.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — LOANS

Loans, net of deferred fees and costs, consist of the following (in thousands):

	At	At
	December 31,	December 31,
	2025	2024
Real estate
Commercial	$5,201,489	$4,317,361
Construction	261,804	206,960
Multi-family	397,010	376,737
One-to four-family	86,449	90,880
Total real estate loans	5,946,752	4,991,938
Commercial and industrial	871,652	1,046,146
Consumer	10,349	12,961
Total loans	6,828,753	6,051,045
Deferred fees, net of origination costs	(18,520)	(16,969)
Loans, net of deferred fees and costs	6,810,233	6,034,076
Allowance for credit losses	(97,081)	(63,273)
Net loans	$6,713,152	$5,970,803

At December 31, 2025, there were $3.7 billion of loans pledged to support wholesale funding, of which $446.5 million were encumbered. At December 31, 2024, there were $3.3 billion of loans pledged to support wholesale funding, of which $348.8 million were encumbered.

The following tables present the activity in the ACL by segment. The portfolio segments represent the categories that the Company uses to determine its ACL (in thousands):

				Multi-	One-to four-
Year ended December 31, 2025	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$42,070	$10,991	$1,962	$7,290	$577	$383	$63,273
Provision/(credit) for credit losses	18,748	(1,236)	549	19,156	(37)	281	37,461
Loans charged-off	—	—	—	(3,827)	—	(262)	(4,089)
Recoveries	—	425	—	—	—	11	436
Total ending allowance balance	$60,818	$10,180	$2,511	$22,619	$540	$413	$97,081

				Multi-	One-to four-
Year ended December 31, 2024	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$35,635	$11,207	$1,765	$8,215	$663	$480	$57,965
Provision/(credit) for credit losses	6,434	(336)	197	(925)	(86)	147	5,431
Loans charged-off	—	—	—	—	—	(247)	(247)
Recoveries	1	120	—	—	—	3	124
Total ending allowance balance	$42,070	$10,991	$1,962	$7,290	$577	$383	$63,273

Net charge-offs (recoveries) for the years ended December 31, 2025 and 2024 were $3.7 million and $123,000, respectively.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity in the ACL for unfunded loan commitments (in thousands):

	Year ended December 31,
	2025	2024
Balance at the beginning of period	$2,008	$1,182
Provision/(credit) for credit losses	132	826
Total ending allowance balance	$2,140	$2,008

The following tables present the recorded investment in non-accrual loans, loans past due over 90 days and still accruing by class of loans (in thousands):

			Loans Past Due
		Non-accrual	90 Days and
	Total	Without an	Greater and
At December 31, 2025	Non-accrual	ACL	Still Accruing
Commercial real estate	$32,809	$3,365	$—
Commercial & industrial	8,989	6,989	—
Multi-family	42,599	7,861	—
One-to-four family	2,450	2,450	—
Consumer	—	—	37
Total	$86,847	$20,665	$37

			Loans Past Due
		Non-accrual	90 Days and
	Total	Without an	Greater and
At December 31, 2024	Non-accrual	ACL	Still Accruing
Commercial real estate	$25,087	$25,087	$—
Commercial & industrial	6,989	6,989	—
One-to-four family	452	452	—
Consumer	—	—	72
Total	$32,528	$32,528	$72

Interest income on nonaccrual loans recognized on a cash basis for the years ended December 31, 2025 and 2024 was immaterial.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

			Non-accrual or	Total Past
	30-59	60-89	90 Days and	Due or	Current
At December 31, 2025	Days	Days	Greater	Non-accrual	Loans	Total
Commercial real estate	$—	$—	$32,809	$32,809	$5,168,680	$5,201,489
Commercial & industrial	—	200	8,989	9,189	862,463	871,652
Construction	—	—	—	—	261,804	261,804
Multi-family	1,755	—	42,599	44,354	352,656	397,010
One-to four-family	1,246	—	2,450	3,696	82,753	86,449
Consumer	81	—	37	118	10,231	10,349
Total	$3,082	$200	$86,884	$90,166	$6,738,587	$6,828,753

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Non-accrual or	Total Past
	30-59	60-89	90 Days and	Due or	Current
At December 31, 2024	Days	Days	Greater	Non-accrual	Loans	Total
Commercial real estate	$7,115	$—	$25,087	$32,202	$4,285,159	$4,317,361
Commercial & industrial	—	—	6,989	6,989	1,039,157	1,046,146
Construction	—	—	—	—	206,960	206,960
Multi-family	—	—	—	—	376,737	376,737
One-to four-family	2,049	—	452	2,501	88,379	90,880
Consumer	124	22	72	218	12,743	12,961
Total	$9,288	$22	$32,600	$41,910	$6,009,135	$6,051,045

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loan balances by credit quality indicator and year of origination at December 31, 2025 (in thousands):

						2020
	2025	2024	2023	2022	2021	& Prior	Revolving	Total
CRE
Pass	$2,514,770	$1,030,181	$675,773	$524,079	$192,304	$135,336	$50,491	$5,122,934
Special Mention	19,525	21,500	—	—	1,246	—	—	42,271
Substandard	3,475	—	—	24,000	8,809	—	—	36,284
Total	$2,537,770	$1,051,681	$675,773	$548,079	$202,359	$135,336	$50,491	$5,201,489

Construction
Pass	$129,806	$49,898	$51,484	$—	$—	$—	$30,616	$261,804
Total	$129,806	$49,898	$51,484	$—	$—	$—	$30,616	$261,804

Multi-family
Pass	$169,606	$32,869	$30,296	$36,451	$60,650	$8,930	$2,671	$341,473
Special Mention	12,938	—	—	—	—	—	—	12,938
Substandard	40,070	2,529	—	—	—	—	—	42,599
Total	$222,614	$35,398	$30,296	$36,451	$60,650	$8,930	$2,671	$397,010

One-to four-family
Current	$—	$—	$45,000	$3,192	$211	$35,596	$—	$83,999
Substandard	—	—	—	—	—	2,450	—	2,450
Total	$—	$—	$45,000	$3,192	$211	$38,046	$—	$86,449

C&I
Pass	$130,514	$138,733	$46,470	$80,377	$16,377	$2,372	$399,005	$813,848
Substandard	14,008	—	7,643	20,968	—	—	15,185	57,804
Total	$144,522	$138,733	$54,113	$101,345	$16,377	$2,372	$414,190	$871,652

Consumer
Current	$—	$—	$—	$—	$—	$10,231	$—	$10,231
Past due	—	—	—	—	—	118	—	118
Total	$—	$—	$—	$—	$—	$10,349	$—	$10,349

Total
Pass/Current	$2,944,696	$1,251,680	$849,023	$644,099	$269,543	$192,465	$482,783	$6,634,289
Special Mention	32,463	21,500	—	—	1,246	—	—	55,209
Substandard/Past due	57,553	2,529	7,643	44,968	8,809	2,568	15,185	139,255
Total	$3,034,712	$1,275,709	$856,666	$689,067	$279,598	$195,033	$497,968	$6,828,753

Charge-offs
Multi-family	$—	$—	$—	$—	$3,827	$—	$—	$3,827
Consumer	—	—	—	—	—	262	—	262
Total	$—	$—	$—	$—	$3,827	$262	$—	$4,089

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A loan is considered collateral dependent when the borrower is experiencing financial difficulties and repayment is expected to be substantially provided by the operation or sale of the collateral. The following table presents collateral dependent substandard loans by portfolio segment as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Collateral dependent loans:
Commercial real estate	$36,284	$24,000
Multi-family	42,599	51,239
One-to four-family	2,450	—
Total	$81,333	$75,239

The following tables show the amortized cost basis of modified loans to borrowers experiencing financial difficulty (in thousands):

		Combination
		Term
		Extension and			Modifications
		Interest Rate	Interest Rate		as a % of
	Extension	Reduction	Reduction	Total	Loan Class
Year ended December 31, 2025
Commercial & industrial	$9,810	$—	$—	$9,810	1.1%
Multi-family	34,738	—	—	34,738	8.7%
Total	$44,548	$—	$—	$44,548

		Combination
		Term
		Extension and			Modifications
		Interest Rate	Interest Rate		as a % of
	Extension	Reduction	Reduction	Total	Loan Class
Year ended December 31, 2024
Commercial & industrial	$—	$11,686	$—	$11,686	1.1%
Multi-family	—	48,224	3,015	51,239	13.6%
Total	$—	$59,910	$3,015	$62,925

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Types of Modifications
		Weighted
		Average
		Interest
	Term	Rate
	Extension	Reduction
Year ended December 31, 2025
Commercial & industrial	144 months	—
Multi-family	6-12 months	—

Year ended December 31, 2024
Commercial & industrial	11-12 months	2.9%
Multi-family	6-12 months	4.1%

There were $34.7 million of CRE multi-family loans and $7.0 million of C&I loans that had a payment default during the year ended December 31, 2025 that were modified in the prior 12 months before default to borrowers experiencing financial difficulty. At December 31, 2025 there were no additional commitments to lend to borrowers experiencing financial difficulty whose loans have been modified.

There were $7.0 million of C&I loans, that had a payment default during the year ended December 31, 2024 that were modified in the prior 12 months before default to borrowers experiencing financial difficulty. At December 31, 2024, there were no additional commitments to lend to borrowers experiencing financial difficulty whose loans have been modified.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — LEASES

The Company leases its corporate office, banking centers and loan production offices. The following tables present the Company’s lease cost and other information related to its operating leases (dollars in thousands):

	At December 31,
	2025	2024
Supplemental balance sheet information:
Lease assets (classified in Other assets on the Consolidated Statement of Financial Condition)	$44,994	$47,619
Lease liabilities (classified in Other liabilities on the Consolidated Statement of Financial Condition)	$49,337	$51,910

Weighted average remaining lease term in years	14.4	15.2
Weighted average discount rate	4.77%	4.73%

	At December 31,
	2025	2024	2023
Components of lease cost:
Operating lease cost (classified in Bank premises & equipment on the Consolidated Statement of Operations)	$5,334	$5,119	$5,290

Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5,283	$5,012	$5,191
Non-cash activity related to lease assets:
Lease assets obtained from new operating lease liabilities	$388	$9,197	$2,036

The following table presents the remaining maturity of lease liabilities as well as the reconciliation of undiscounted lease payments to the discounted operating lease liabilities (in thousands):

	At December 31,
	2025	2024
Lease liabilities maturing in:
2026	$5,379	$5,257
2027	5,003	5,274
2028	4,590	4,899
2029	4,577	4,486
2030	4,768	4,499
Thereafter	45,572	50,340
Total	$69,889	$74,755
Less: Present value discount	(20,552)	(22,845)
Total lease liabilities	$49,337	$51,910

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

	At December 31,
	2025	2024
Furniture and Equipment	$19,221	$16,413
Land, buildings and improvements	13,479	13,479
Leasehold Improvements	25,002	23,467
Total Premises and Equipment	57,702	53,359
Less accumulated depreciation and amortization	(19,356)	(18,395)
Total Premises and Equipment, net	$38,346	$34,964

Depreciation and amortization expense amounted to $2.9 million, $2.7 million and $2.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 8 — DEPOSITS

Deposits consisted of the following (in thousands):

	At December 31,
	2025	2024

Noninterest bearing demand accounts	$1,479,420	$1,334,054
Money market	5,698,748	4,514,579
Savings accounts	8,886	8,943
Time deposits	190,124	125,397
Total deposits	$7,377,178	$5,982,973

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2025 and 2024 were $46.4 million and $26.2 million, respectively.

The following table presents the scheduled annual maturities of time deposits (in thousands):

At December 31,
2025
2026	$186,289
2027	2,900
2028	935
2029	—
2030	—
Total time deposits	$190,124

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — BORROWINGS

Federal Funds Purchased, FHLB Advances, and Secured and Other Borrowings

Federal funds purchased and FHLBNY advances consisted of the following (in thousands):

			Interest Expense
	At	At	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2025	2024	2023
Federal funds purchased and securities sold under agreements to repurchase	$—	$210,000	$4,009	$769	$5,651
Federal Home Loan Bank of New York advances	$—	$240,000	$7,310	$11,659	$17,321

Secured and other borrowings:
Secured borrowings	$10,975	$7,441	N.M	N.M	N.M
Federal Reserve Bank term loan	$—	$—	$—	$4,096	$—

N.M. – not meaningful

Federal funds purchased are generally overnight transactions and had a weighted average interest rate of 4.48% at December 31, 2024. The FHLBNY advances are short-term transactions and had a fixed weighted average interest rate of 4.56% at December 31, 2024. There were no securities sold under agreements to repurchase outstanding as December 31, 2025 and 2024.

The Federal Reserve established the Bank Term Funding Program (“BTFP”) on March 12, 2023, as a funding source for eligible depository institutions. Advances can no longer be requested under the program. The BTFP was created to provide short-term liquidity (up to one-year) against the par value of certain high-quality collateral, such as U.S. Treasury securities. At December 31, 2025 and 2024, the Company had no outstanding FRB term loans under the BTFP.

At December 31, 2025, the Company had cash on deposit with the Federal Reserve Bank of New York and available secured wholesale funding borrowing capacity of $3.3 billion.

Trust Preferred Securities Payable

On December 7, 2005, the Company established MetBank Capital Trust I, a Delaware statutory trust (“Trust I”). The Company received all of the common stock of Trust I in exchange for contributed capital of $310,000. Trust I issued $10.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of Trust I’s common capital securities, in the Company through the purchase of $10.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Debentures, the sole assets of Trust I, mature on December 9, 2035 and are callable at any time. At December 31, 2025 and 2024 the Debentures bore interest at a floating rate of three-month SOFR plus 1.85%. The interest rates were 6.02% and 6.77% as of December 31, 2025 and 2024, respectively.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Debentures II, the sole assets of Trust II, mature on October 7, 2036 and are callable at any time. At December 31, 2025 and 2024, the Debentures bore interest at a floating rate of three-month SOFR plus 2.00%. The interest rates were 6.17% and 6.92% as of December 31, 2025 and 2024, respectively.

The Company is not considered the primary beneficiary of these trusts; therefore, the trusts are not consolidated in the Company’s financial statements. Interest on the subordinated debentures may be deferred by the Company at any time or from time to time for a period not exceeding twenty consecutive quarterly payments (five years), provided there is no event of default. At the end of the deferral period, the Company must pay accrued interest, at which point it may elect a new deferral period provided that no deferral may extend beyond maturity.

The investments in the common stock of Trust I and Trust II are included in other assets on the consolidated statements of financial condition. The subordinated debentures may be included in Tier 1 capital (with certain applicable limitations) under current regulatory guidelines and interpretations.

NOTE 10 — INCOME TAXES

Income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$25,113	$20,729	$21,503
State and local	14,562	12,464	10,947
Total current	39,675	33,193	32,450
Deferred
Federal	(5,539)	(1,479)	(2,662)
State and local	(3,725)	(1,319)	(138)
Total deferred	(9,264)	(2,798)	(2,800)
Total income tax expense	$30,411	$30,395	$29,650

The Company did not have any income tax expense (benefit) in foreign jurisdictions for the years ended December 31, 2025, 2024 and 2023.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities consist of the following (in thousands):

	At December 31,
	2025	2024
Deferred tax assets:
Allowance for credit losses	$29,093	$19,208
Lease liabilities	14,785	15,555
Net unrealized loss on securities available for sale	16,057	23,063
Off balance sheet reserves	641	382
Net unrealized loss on interest rate derivatives	1,201	—
Restricted stock	1,856	1,822
Other	75	136
Total gross deferred tax assets	63,708	60,166
Deferred tax liabilities:
Right of use lease asset	13,484	14,269
Depreciation and amortization	4,258	3,190
Net unrealized gain on interest rate derivatives	—	147
Prepaid assets	1,762	1,181
Total gross deferred tax liabilities	19,504	18,787
Net deferred tax asset, included in other assets	$44,204	$41,379

The following is a reconciliation of the Company’s statutory federal income tax rate to its effective tax rate (in thousands):

	For the year ended December 31,
	2025		2024		2023
	Tax expense/		Tax expense/		Tax expense/
	(benefit)	Rate	(benefit)	Rate	(benefit)	Rate
Pretax income at statutory rates	$21,317	21.00%	$20,367	21.00%	$22,453	21.00%
State and local taxes, net of federal income tax benefit	8,561	8.43	8,804	9.08	8,539	7.99
Nontaxable or nondeductible items:
Tax-exempt income, net	(101)	(0.10)	(103)	(0.11)	(104)	(0.10)
Other	650	0.64	1,780	1.84	(940)	(0.88)
Equity compensation	—	—	—	—	(1,063)	(0.99)
Other	(16)	(0.01)	(453)	(0.47)	765	0.71
Effective income tax expense/rate	$30,411	29.96%	$30,395	31.34%	$29,650	27.73%

The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and has included the following table as a result of the adoption, which presents income taxes paid, net of refunds received (in thousands):

For the year ended December 31, 2025
Federal	$17,000
State and local:
New York	3,555
New York City	2,910
New Jersey	1,640
Other	747
Total cash paid for income taxes	$25,852

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and the Bank filed consolidated Federal, California, Connecticut, Kentucky, Massachusetts, New Jersey, New York State, New York City, and Tennessee income tax returns in 2024 and 2023. The Bank is subject to Alabama, Florida, and Missouri income taxes on a separate company basis.

As of December 31, 2025 and 2024, there are no unrecognized tax benefits, and the Company does not expect this to significantly change in the next twelve months. Except for California, Kentucky, New Jersey and New York City, the Company is no longer subject to examination by the U.S. federal and state or local tax authorities for years prior to 2022. California, Kentucky, and New Jersey are no longer subject to examination for years prior to 2021. As of December 31, 2025, the Company was no longer under audit in any jurisdictions.

As of December 31, 2025, the Company had net deferred tax assets of $44.2 million. These deferred tax assets can only be realized if the Company generates taxable income in the future. The Company regularly evaluates the feasibility of the deferred tax asset positions. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Company expects to realize the deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance was deemed necessary against the deferred tax assets as of December 31, 2025. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, a valuation allowance may become necessary and could have a material effect on our consolidated financial statements.

On July 4, 2025, the President of the United States signed into law budget reconciliation bill H.R.I, referred to as the “One Big Beautiful Bill Act” (“OBBBA”).  The OBBBA contains numerous federal tax provisions including modifications to the capitalization of research and development expenses, limitations on deductions for interest expense, and accelerated fixed asset depreciation. The Company considered the effects of the OBBBA on its consolidated financial statements, and no material impact was noted.

NOTE 11 — RELATED PARTY TRANSACTIONS

In the ordinary course of business, certain principal officers, directors, and their affiliates have deposits with the Company, which at December 31, 2025 and 2024 were $4.8 million and $471,000, respectively. There were no extensions of credit to the Company’s directors, executive officers, principal stockholders and their associates at December 31, 2025 and 2024, respectively.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis

Assets measured on a recurring basis are limited to the Company’s AFS securities portfolio, equity investments, and derivative contracts. The AFS portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Equity investments are carried at estimated fair value with changes in fair value reported on the statements of operations. Outstanding derivative contracts designated as cash flow hedges are carried at estimated fair value with changes in fair value reported as accumulated other comprehensive income or loss in shareholders’ equity. Outstanding derivatives not designated as hedges are carried at estimated fair value with changes in fair value reported as non-interest income. The fair values for substantially all of these assets are obtained monthly from an independent nationally recognized pricing service. On a quarterly basis, the Company assesses the reasonableness of the fair values obtained for the AFS portfolio by reference to a second independent nationally recognized pricing service. Based on the nature of these securities, the Company’s independent pricing service provides prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in the Company’s portfolio. Various modeling techniques are used to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, the Company obtains the models, inputs and assumptions utilized by its pricing service and reviews them for reasonableness. Other than derivative contracts, the Company did not have any liabilities that were measured at fair value at December 31, 2025 and December 31, 2024.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At December 31, 2025
Recurring Fair Value Measurements:
Assets
U.S. Government agency securities	$28,114	$—	$28,114	$—
U.S. State and Municipal securities	9,728	—	9,728	—
Residential mortgage securities	495,032	—	495,032	—
Commercial mortgage securities	43,700	—	43,700	—
Asset-backed securities	2,358	—	2,358	—
CRA Mutual Fund	5,609	5,609	—	—
Derivative assets	888	—	888	—
Liabilities
Derivative liabilities	4,562	—	4,562	—
Non-Recurring Fair Value Measurements:
Assets
Collateral dependent loans	42,408	—	—	42,408

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At December 31, 2024
Recurring Fair Value Measurements:
Assets
U.S. Government agency securities	$63,752	$—	$63,752	$—
U.S. State and Municipal securities	9,500	—	9,500	—
Residential mortgage securities	363,068	—	363,068	—
Commercial mortgage securities	43,128	—	43,128	—
Asset-backed securities	2,637	—	2,637	—
CRA Mutual Fund	5,109	5,109	—	—
Derivative assets	919	—	919	—
Liabilities
Derivative liabilities	1,539	—	1,539	—

There were no transfers between Level 1 and Level 2 during 2025 or 2024.

At December 31, 2025, collateral dependent multifamily loans with a total amortized cost of $34.7 million were reduced by an allowance for credit losses of $19.9 million for a reported total net carrying amount of $14.8 million. At December 31, 2025, collateral dependent CRE loans with a total amortized cost of $32.0 million were reduced by an allowance for credit losses of $4.4 million for a reported total net carrying amount of $27.6 million. The collateral values for these loans were estimated using individual third party appraisals that utilized the sales comparison valuation technique. The Company used Level 3 inputs to estimate the fair value including discounts to the appraisals for costs to sell, and other adjustments ranging from -100% to 15%, and with a weighted-average of -40%. There were no material assets and liabilities held at

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 for which non-recurring fair value adjustments were recorded during the year ended December 31, 2024.

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

Carrying amount and estimated fair values of financial instruments not carried at fair value were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2025	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$12,086	$12,086	$—	$—	$12,086
Overnight deposits	381,501	381,501	—	—	381,501
Securities held-to-maturity	356,627	—	313,082	—	313,082
Loans, net	6,713,152	—	—	6,790,711	6,790,711
Other investments
FRB Stock	11,410	N/A	N/A	N/A	N/A
FHLB Stock	7,224	N/A	N/A	N/A	N/A
Disability Fund	1,500	—	1,500	—	1,500
Time deposits at banks	498	498	—	—	498
Accrued interest receivable	35,818	—	2,430	33,388	35,818

Financial Liabilities:
Non-interest-bearing demand deposits	$1,479,420	$1,479,420	$—	$—	$1,479,420
Money market and savings deposits	5,707,634	5,707,634	—	—	5,707,634
Time deposits	190,124	—	190,195	—	190,195
Trust preferred securities	20,620	—	—	20,028	20,028
Accrued interest payable	1,635	12	1,302	321	1,635
Secured and other borrowings	10,975	—	10,975	—	10,975

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

NOTE 13 — STOCK COMPENSATION PLAN

Equity Incentive Plan

At December 31, 2025, the Company maintained two stock compensation plans, the Amended and Restated 2022 Equity Incentive Plan (the “2022 EIP”), and the 2019 Equity Incentive Plan (the “2019 EIP”). The 2019 EIP expired on May 31, 2022 but had outstanding restricted stock awards subject to vesting schedules.

The 2022 EIP was approved on May 31, 2022 by stockholders of the Company and an amendment and restatement of the 2022 EIP was approved by the stockholders of the Company on May 29, 2024 to increase the number of shares of common stock that may be issued under the plan by 358,000. The stockholders of the Company subsequently approved an amendment to the 2022 EIP on May 28, 2025 to increase the number of shares of common stock that may be issued under the plan by an additional 750,000. Under the 2022 EIP at December 31, 2025, the maximum number of shares of stock that may be delivered to participants in the form of restricted stock, restricted stock units and stock options, including ISOs and non-qualified stock options, is 901,312, subject to adjustment as set forth in the 2022 EIP, plus any awards that are made available under the 2019 EIP after March 15, 2022.

Restricted Stock Awards and Restricted Stock Units

The Company issued restricted stock awards and restricted stock units under the 2022 EIP, and the 2019 EIP (collectively, “restricted stock grants”) to certain key personnel. Each restricted stock grant vests based on the vesting schedule outlined in the restricted stock grant agreement. Restricted stock grants are subject to forfeiture if the holder is not employed by the Company on the vesting date.

In the first quarter of 2025 and 2024, 133,359 and 168,469 restricted stock grants were issued to certain key personnel, respectively. One-third of these shares vest each year for three years beginning on March 1, 2026 and March 1, 2025,

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively. Total compensation cost that has been charged against income for restricted stock grants was $5.9 million, $6.9 million and $6.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $7.3 million of total unrecognized compensation expense related to the restricted stock awards. The cost is expected to be recognized over a weighted-average period of 1.81 years.

In January 2025, 2024 and 2023, 27,500 of restricted shares were granted to members of the Board of Directors, which each fully vest one-year from the grant date. Total expense for the awards granted to members of the Board of Directors was $1.8 million, $1.4 million and $1.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was no unrecognized expense related to these grants.

The following table summarizes the changes in the Company’s restricted stock awards:

	Year ended
	December 31, 2025		December 31, 2024		December 31, 2023
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	per Share	Shares	per Share	Shares	per Share
Outstanding, beginning of period	277,095	$50.59	233,852	$63.98	129,562	$86.01
Granted	160,859	61.10	195,969	42.28	198,498	56.04
Forfeited	(26,122)	52.01	(19,243)	51.37	(29,218)	62.53
Vested	(150,357)	53.44	(133,483)	61.74	(64,990)	84.28
Outstanding at end of period	261,475	$55.27	277,095	$50.59	233,852	$63.98

The total fair value of shares vested is $9.3 million, $6.8 million, and $3.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Performance-Based Stock Units

During the second quarter of 2022, the Company established a long-term incentive award program under the 2022 EIP. Under the program, 52,807 PRSUs were awarded in the first quarter of 2025, which vest over a three-year period beginning in March 2026 if certain performance criteria are met. If the performance criteria are not met, no compensation cost is recognized and any recognized compensation cost is reversed. In the second quarter of 2024, 73,260 PRSUs were awarded, of which 31,746 met the performance criteria and will vest in equal installments over a three-year period beginning in June 2025. The weighted average service inception date fair value of the outstanding awarded shares was $4.3 million. Total compensation cost that has been charged against income for these PRSUs was $1.2 million, and $640,000 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was $2.1 million of total unrecognized compensation expense related to the PRSUs. The cost is expected to be recognized over a weighted-average period of 1.47 years.

During the second quarter of 2021, the Company established a long-term incentive award program under the 2019 EIP. Under the program, 90,000 PRSUs were awarded. During the second quarter of 2022, 20,800 PRSUs were forfeited and reissued pursuant to the 2022 EIP. The weighted average service inception date fair value of the outstanding awarded shares was $6.0 million. At the beginning of 2024, 2023, and 2022, 30,800, 29,200, and 30,000 PRSUs, respectively, vested as all performance criteria were met. All 90,000 vested shares were delivered in the first quarter of 2024. Total compensation cost that has been charged against income for the PRSUs was $2.2 million, for the year ended December 31, 2023.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan for eligible employees. The contribution for any participant may not exceed the maximum amount allowable by law. Each year, the Company may elect to match a percentage of participant contributions. The Company may also elect each year to make additional discretionary contributions to the plan. The total contributions were $1.3 million, $1.2 million and $1.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The following off-balance-sheet financial instruments whose contract amounts represent credit risk, are outstanding (in thousands):

	At December 31, 2025		At December 31, 2024
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Unused loan commitments	$113,438	$486,517	$108,561	$586,821
Standby and commercial letters of credit	26,388	—	31,920	—
	$139,826	$486,517	$140,481	$586,821

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. These commitments do not necessarily represent future cash requirements and generally expire within two years. At December 31, 2025, the interest rates for the Company’s commitments ranged from 3.3% to 9.5% for its fixed rate loan commitments and 4.8% to 10.3% for its variable rate loan commitments. At December 31, 2024, the interest rates for the Company’s commitments ranged from 3.0% to 9.3% for its fixed rate loan commitments and 6.3% to 11.5% for its variable rate loan commitments. The amount of collateral obtained, if any, by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Company or other financial institutions and securities.

The Company’s stand-by letters of credit amounted to $26.4 million and $31.9 million as of December 31, 2025 and 2024, respectively. The Company’s stand-by letters of credit are collateralized by interest-bearing accounts of $21.8 million and $36.2 million as of December 31, 2025 and 2024, respectively.

Legal and Regulatory Proceedings

The Bank entered into (i) an Order to Cease and Desist and Order of Assessment of a Civil Money Penalty Issued Upon Consent with the FRB (the “FRB Consent Order”), effective October 16, 2023, and (ii) a Consent Order with the NYDFS (the “NYDFS Consent Order”), effective October 18, 2023. The FRB Consent Order and NYDFS Consent Order constitute

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

separate consensual resolutions with each of the FRB and the NYDFS with respect to their investigations, each of which is now closed as a result of such order.

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

In addition to the matters described above, the Company is subject to various other pending and threatened legal actions relating to the conduct of its business activities, as well as inquiries and investigations from regulators. While the future outcome of litigation or regulatory matters cannot be determined at this time, in the opinion of management, as of December 31, 2025, the aggregate liability, if any, arising out of any such other pending or threatened matters are not expected to be material to the Company’s financial condition, results of operations, and liquidity.

NOTE 16 — REGULATORY CAPITAL

The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. At December 31, 2025 and 2024, the Company and the Bank met all applicable regulatory capital requirements and the Bank met the requirements to be considered “well capitalized” under regulatory guidelines. The Company and Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and Bank review capital levels on a monthly basis.

The Company and the Bank are subject to the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules). The minimum required capital conservation buffer was 2.5% at December 31, 2025 and December 31, 2024. As of December 31, 2025 and 2024, the capital conservation buffer for the Company was 4.3% and 5.3%, respectively. As of December 31, 2025 and 2024, the capital conservation buffer for the Bank was 3.7% and 5.0%, respectively. The net unrealized gain or loss on AFS securities is not included in the computation of the regulatory capital. The Company and the Bank meet all capital adequacy requirements, to which they are subject, as of December 31, 2025 and 2024.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2025 and 2024, the most recent regulatory notifications categorized the Bank and the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of actual capital amounts and ratios for the Company and the Bank compared to the requirements for minimum capital adequacy and classification as well capitalized. Actual and required capital amounts and ratios are presented below at year end (dollars in thousands):

			For		To be Well			Minimum
			Capital		Capitalized under			Capital
			Adequacy		Prompt Corrective			Conservation
	Actual		Purposes		Action Regulations			Buffer
	Amount	Ratio	Amount	Ratio	Amount		Ratio	Ratio
At December 31, 2025
The Company
Tier 1 leverage ratio (Tier 1 capital to average assets)	$793,738	9.5%	$333,936	4.0%	$	N/A	N/A	—%
Tier 1 common equity (to risk-weighted assets)	$773,118	10.7%	$324,706	4.5%	$	N/A	N/A	2.5%
Tier 1 capital (to risk-weighted assets)	$793,738	11.0%	$432,941	6.0%	$	N/A	N/A	2.5%
Total capital (to risk-weighted assets)	$884,046	12.3%	$577,255	8.0%	$	N/A	N/A	2.5%
The Bank
Tier 1 leverage ratio (Tier 1 capital to average assets)	$756,729	9.1%	$334,012	4.0%		$417,514	5.0%	—%
Tier 1 common equity (to risk-weighted assets)	$756,729	10.5%	$324,676	4.5%		$468,976	6.5%	2.5%
Tier 1 capital (to risk-weighted assets)	$756,729	10.5%	$432,901	6.0%		$577,202	8.0%	2.5%
Total capital (to risk-weighted assets)	$847,028	11.7%	$577,202	8.0%		$721,502	10.0%	2.5%

At December 31, 2024
The Company
Tier 1 leverage ratio (Tier 1 capital to average assets)	$793,847	10.8%	$294,141	4.0%	$	N/A	N/A	—%
Tier 1 common equity (to risk-weighted assets)	$773,227	11.9%	$291,450	4.5%	$	N/A	N/A	2.5%
Tier 1 capital (to risk-weighted assets)	$793,847	12.3%	$388,600	6.0%	$	N/A	N/A	2.5%
Total capital (to risk-weighted assets)	$859,129	13.3%	$518,134	8.0%	$	N/A	N/A	2.5%
The Bank
Tier 1 leverage ratio (Tier 1 capital to average assets)	$775,106	10.6%	$293,513	4.0%		$366,892	5.0%	—%
Tier 1 common equity (to risk-weighted assets)	$775,106	12.0%	$291,421	4.5%		$420,942	6.5%	2.5%
Tier 1 capital (to risk-weighted assets)	$775,106	12.0%	$388,562	6.0%		$518,082	8.0%	2.5%
Total capital (to risk-weighted assets)	$840,387	13.0%	$518,082	8.0%		$647,603	10.0%	2.5%

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

	Year Ended December 31,
	2025	2024	2023
Basic
Net income per consolidated statements of income	$71,098	$66,686	$77,268
Less: Earnings allocated to participating securities	—	—	(365)
Net income available to common stockholders	$71,098	$66,686	$76,903

Weighted average common shares outstanding including participating securities	10,594,606	11,179,074	11,112,572
Less: Weighted average participating securities	—	—	(52,462)
Weighted average common shares outstanding	10,594,606	11,179,074	11,060,110

Basic earnings per common share	$6.71	$5.97	6.95

Diluted
Net income allocated to common stockholders	$71,098	$66,686	$76,903

Weighted average common shares outstanding for basic earnings per common share	10,594,606	11,179,074	11,060,110
Add: Dilutive effects of assumed vesting of performance based restricted stock units	28,940	—	69,790
Add: Dilutive effects of assumed vesting of restricted stock units	118,124	76,149	—
Average shares and dilutive potential common shares	10,741,670	11,255,223	11,129,900

Dilutive earnings per common share	$6.62	$5.93	$6.91

For the year ended December 31, 2025, all performance based restricted stock units and restricted stock units were considered in computing diluted earnings per common share. For the year ended December 31, 2024, 42,735 of  performance based restricted stock units were not considered in the calculation of diluted earnings per share as their inclusion would be anti-dilutive. For the year ended December 31, 2023, 248,234 of restricted stock units were not considered in the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of Other Comprehensive Income (Loss) (in thousands):

	Year ended December 31,
	2025			2024			2023
	Before	Tax	After	Before	Tax	After	Before	Tax	After
	Tax	Effect	Tax	Tax	Effect	Tax	Tax	Effect	Tax
Unrealized gain (loss) arising on AFS securities
Unrealized gain (loss) arising during the period	$24,088	$(7,219)	$16,869	$789	$565	$1,354	$11,135	$(3,986)	$7,149
Reclassification adjustment for gain included in net income	(674)	202	(472)	—	—	—	—	—	—
Net Change	$23,414	$(7,017)	$16,397	$789	$565	$1,354	$11,135	$(3,986)	$7,149

Unrealized gain (loss) arising on cash flow hedges
Unrealized gain (loss) arising during the period	$(3,535)	$1,066	$(2,469)	$2,730	$(808)	$1,922	$(3,350)	$933	$(2,417)
Reclassification adjustment for gain included in net income	(761)	228	(533)	(5,013)	1,539	(3,474)	(4,864)	1,494	(3,370)
Net Change	(4,296)	1,294	(3,002)	(2,283)	731	(1,552)	(8,214)	2,427	(5,787)
Total other comprehensive income (loss)	$19,118	$(5,723)	$13,395	$(1,494)	$1,296	$(198)	$2,921	$(1,559)	$1,362

The following table presents the after-tax changes in the balances of each component of Accumulated Other Comprehensive Income (Loss) at the dates indicated (in thousands):

			Total
			Accumulated
			Other
	AFS	Cash Flow	Comprehensive
	Securities	Hedge	Income (Loss)
Balance at January 1, 2025	$(53,331)	$197	$(53,134)
Other comprehensive income (loss) arising during the period, net of tax	16,397	(3,002)	13,395
Balance at December 31, 2025	$(36,934)	$(2,805)	$(39,739)

Balance at January 1, 2024	$(54,685)	$1,749	$(52,936)
Other comprehensive income (loss) arising during the period, net of tax	1,354	(1,552)	(198)
Balance at December 31, 2024	$(53,331)	$197	$(53,134)

Balance at January 1, 2023	(61,834)	7,536	(54,298)
Other comprehensive income (loss) arising during the period, net of tax	7,149	(5,787)	1,362
Balance at December 31, 2023	$(54,685)	$1,749	$(52,936)

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The proceeds from sales and calls of securities during the years ended December 31, 2025, 2024 and 2023 were $18.4 million, $0 and $0, respectively. The following table shows the amounts reclassified out of each component of accumulated other comprehensive income for the realized gain on the sale of securities and the realized gain on derivative cash flow hedges (in thousands):

				Affected line item in
				the Consolidated Statements
	Year Ended December 31,			of Operations
	2025	2024	2023
Realized gain on sale of AFS securities	(674)	$—	$—	Gain on Sale of Securities
Income tax (expense) benefit	202	—	—	Income tax expense
Total reclassifications, net of income tax	(472)	$—	$—

Realized gain (loss) on derivative cash flow hedges	761	$5,013	$4,864	Licensing fees and interest expense
Income tax (expense) benefit	(228)	(1,539)	(1,494)	Income tax expense
Total reclassifications, net of income tax	533	$3,474	$3,370

NOTE 19 — REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers that are in the scope of ASC 606, Revenue from Contracts with Customers are recognized in non-interest income. The following table presents the Company’s revenue from contracts with customers (in thousands):

	Year ended December 31,
	2025	2024	2023
Service charges on deposit accounts	$8,388	$8,269	$6,071
Global Payments Group revenue	—	13,355	19,005
Other service charges and fees	2,665	2,312	2,804
Total	$11,053	$23,936	$27,880

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

NOTE 20 — DERIVATIVES

On occasion, the Company enters into derivative contracts as a part of its asset liability management strategy to help manage its interest rate risk position. At December 31, 2025, these derivatives had a notional amount of $1.0 billion and contractual maturities ranging from April 24, 2027 to August 1, 2027. The notional amount of the derivatives does not represent the amount exchanged by the parties. The derivatives were designated as cash flow hedges of certain deposit liabilities and borrowings of the Company. The hedges were determined to be highly effective during the year ended December 31, 2025. The Company expects the hedges to remain highly effective during the remaining term of the derivatives.

In addition, the Company periodically enters into certain commercial loan interest rate swap agreements to provide commercial loan customers the ability to convert loans from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges, the instruments are marked to market in earnings. At December 31, 2025, these interest rate swaps have a notional amount of $69.0 million and a contractual maturity of August 15, 2028.

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the derivatives recorded on the balance sheet (in thousands):

		Fair Value
	Notional	Other	Other
	Amount	Assets	Liabilities
At December 31, 2025
Derivatives designated as hedges:
Interest rate swaps related to client deposits and borrowings	$1,000,000	$—	$3,674

Derivatives not designated as hedges:
Interest rate swaps	$69,000	$888	$888

At December 31, 2024
Derivatives designated as hedges:
Interest rate swaps related to client deposits and borrowings	$550,000	$585	$1,205

Derivatives not designated as hedges:
Interest rate swaps	$69,000	$334	$334

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 — PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the Company (parent company only) is as follows (in thousands):

Condensed Statements of Financial Condition

	At December 31,
	2025	2024
Assets
Cash and due from banks	$36,058	$16,820
Investments	620	620
Investment in subsidiary bank, at equity	726,724	731,705
Other assets	1,461	1,960
Total assets	764,863	751,105

Liabilities and Stockholders’ Equity
Trust preferred securities	20,620	20,620
Other liabilities	1,131	658
Total liabilities	21,751	21,278

Stockholders’ Equity
Common stock	113	112
Surplus	405,565	400,188
Retained earnings	450,639	382,661
Accumulated other comprehensive income (loss), net of tax	(39,739)	(53,134)
Treasury Stock	(73,466)	—
Total equity	743,112	729,827
Total liabilities and stockholders’ equity	$764,863	$751,105

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Operations

	Year Ended December 31,
	2025	2024	2023
Income
Loans	$—	$—	$3
Securities and money market funds	40	46	46
Total interest income	40	46	49
Interest expense
Trust preferred securities	1,334	1,534	1,514
Subordinated debt	—	—	—
Total interest expense	1,334	1,534	1,514
Net interest expense	(1,294)	(1,488)	(1,465)
Provision for credit losses	—	—	4
Net interest expense after provision for credit losses	(1,294)	(1,488)	(1,461)
Other expense	6,335	5,106	5,227
Loss before undistributed earnings of subsidiary bank	(7,629)	(6,594)	(6,688)
Equity in undistributed earnings of subsidiary bank	76,423	71,284	82,101
Income before income tax benefit	68,794	64,690	75,413
Income tax benefit	2,304	1,996	1,855
Net income	$71,098	$66,686	$77,268

Comprehensive income	$84,493	$66,488	$78,630

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Cash Flows

	Year Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities
Net income	$71,098	$66,686	$77,268
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed earnings of subsidiary bank	(76,423)	(71,284)	(82,101)
Cash dividend from subsidiary bank	94,800	—	5,000
Other operating adjustments	10,164	9,054	9,697
Net cash provided by (used in) operating activities	99,639	4,456	9,864

Cash Flows From Investing Activities
Proceeds from loan payments	—	—	776
Net cash provided by (used in) investing activities	—	—	776

Cash Flows From Financing Activities
Redemption of common stock for tax withholdings for restricted stock vesting	(3,815)	(4,582)	(3,170)
Purchase of common shares to treasury	(73,466)	—	—
Dividends paid	(3,120)	—	—
Net cash provided by (used in) financing activities	(80,401)	(4,582)	(3,170)

Increase (decrease) in cash and cash equivalents	19,238	(126)	7,470
Cash and cash equivalents, beginning of year	16,820	16,946	9,476
Cash and cash equivalents, end of year	$36,058	$16,820	$16,946