Form 10-Q
period 2026-03-31
Metropolitan Bank Holding Corp.
filed 2026-05-08
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

YES ☐     NO ☒

There were 12,394,797 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 4, 2026.

METROPOLITAN BANK HOLDING CORP.

Form 10-Q

GLOSSARY OF COMMON TERMS AND ACRONYMS

ACL	Allowance for credit losses	FHLB	Federal Home Loan Bank
AFS	Available-for-sale	FHLBNY	Federal Home Loan Bank of New York
ALCO	Asset Liability Committee	FRB	Federal Reserve Bank
AOCI	Accumulated other comprehensive income	FRBNY	Federal Reserve Bank of New York
ASC	Accounting Standards Codification	FX	Foreign exchange
ASU	Accounting Standards Update	GAAP	U.S. Generally accepted accounting principles
Bank	Metropolitan Commercial Bank	GPG	Global Payments Group
BHC Act	Bank Holding Company Act of 1956, as amended	HTM	Held-to-maturity
BSA	Bank Secrecy Act	IRR	Interest rate risk
C&I	Commercial and industrial	ISO	Incentive stock option
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	JOBS Act	The Jumpstart Our Business Startups Act
CECL	Current Expected Credit Loss	LIBOR	London Inter-Bank Offered Rate
CFPB	Consumer Financial Protection Bureau	LTV	Loan-to-value
Company	Metropolitan Bank Holding Corp.	MBS	Mortgage-backed securities
Coronavirus	COVID-19	N/A	Not Applicable
CRA	Community Reinvestment Act	NYSDFS	New York State Department of Financial Services
CRE	Commercial real estate	OCC	Office of the Comptroller of the Currency
CRE Guidance	Commercial Real Estate Lending, Sound Risk Management Practices	PRSU	Performance restricted share units
DIF	Deposit Insurance Fund	ROU	Right of use
EB-5 Program	EB-5 Immigrant Investor Program	SEC	U.S. Securities and Exchange Commission
EVE	Economic value of equity	SOFR	Secured Overnight Financing Rate
FASB	Financial Accounting Standards Board	TDR	Troubled debt restructuring
FDIC	Federal Deposit Insurance Corporation	USD	U.S. dollar

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), share repurchases under the Company’s share repurchase program, dividend payments and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that are difficult to predict and are generally beyond our control and that may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2026 and in this Quarterly Report on Form 10-Q. In addition, these factors include but are not limited to:

●	a failure to successfully manage our credit risk and the sufficiency of our allowance for credit losses;
●	changes in loan demand and declines in real estate values in the Company’s market area, which may adversely affect our loan production;
●	borrower and depositor concentrations (e.g., by geographic area and by industry);
●	the interest rate policies of the Federal Reserve and other regulatory bodies;
●	general economic conditions, including unemployment rates, and potential recessionary and inflationary indicators, either nationally or locally, including the related effects on our borrowers and other clients, such as adverse changes to credit quality, and on our financial condition and results of operations;
●	an unanticipated loss of key personnel or existing clients, or an inability to attract key employees;
●	system failures or cybersecurity breaches of our information technology infrastructure and/or confidential information or those of the Company’s third-party service providers;
●	failure to maintain current technologies or technological changes and enhancements that may be more difficult or expensive to implement than anticipated, and failure to successfully implement future information technology enhancements;
●	emerging issues related to the development and use of artificial intelligence that could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business or clients;
●	the timely and efficient development of new products and services offered by the Company, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by clients;
●	the successful implementation or consummation of new business initiatives, which may be more difficult or expensive than anticipated;
●	an unexpected adverse financial, regulatory, legal or bankruptcy event experienced by our financial service clients;
●	unexpected increases in our expenses;
●	changes in liquidity, including funding sources, deposit flows and the size and composition of our deposit portfolio, and the percentage of uninsured deposits in the portfolio;
●	an unexpected deterioration in the performance of our loan or securities portfolios and our inability to absorb the amount of actual losses inherent in the portfolio;

●	difficulties associated with achieving or predicting expected future financial results;
●	growth that differed from expectations and our ability to manage our growth;
●	increases in competitive pressures among financial institutions or from non-financial institutions which may result in unanticipated changes in our loan or deposit rates;
●	unexpected adverse impacts related to future acquisitions or divestitures;
●	impacts related to or resulting from regional and community bank failures and stresses to regional banks, or conditions in the securities markets or the banking industry being less favorable than currently anticipated;
●	changes in accounting principles, policies or guidelines may cause the Company’s financial condition or results of operation to be reported or perceived differently;
●	legislative, tax or regulatory changes or actions, including changes and the potential for changes to regulatory policy and the promulgation of new laws and regulations following the inauguration of a new presidential administration, may adversely affect the Company’s business;
●	unanticipated increases in FDIC insurance premiums or future assessments;
●	the costs, including the possible incurrence of fines, penalties, or other negative effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions, or other legal actions to which we or any of our subsidiaries are a party, and which may adversely affect our results;
●	the current or the potential impact on the Company’s operations, financial condition, and clients resulting from natural or man-made disasters, climate change, wars, military conflict, acts of terrorism, other geopolitical events, cyberattacks, and global pandemics, or localized epidemics; and
●	unanticipated changes or developments in the industries and sectors in which we have made material investments in, as well as the impact of such changes or developments on our ability to provide banking services to those industries and sectors.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2026	2025
Assets
Cash and due from banks	$12,034	$12,086
Overnight deposits	660,359	381,501
Total cash and cash equivalents	672,393	393,587
Investment securities available-for-sale, at fair value	649,719	578,932
Investment securities held-to-maturity (estimated fair value of $302.5 million and $313.1 million at March 31, 2026 and December 31, 2025, respectively)	347,868	356,627
Equity investment securities, at fair value	5,625	5,609
Total securities	1,003,212	941,168
Other investments	20,725	20,632
Loans, net of deferred fees and costs	7,046,547	6,810,233
Allowance for credit losses	(82,071)	(97,081)
Net loans	6,964,476	6,713,152
Other assets	183,318	187,177
Total assets	$8,844,124	$8,255,716
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand deposits	$1,539,553	$1,479,420
Interest-bearing deposits	6,200,166	5,897,758
Total deposits	7,739,719	7,377,178
Trust preferred securities	20,620	20,620
Secured and other borrowings	15,975	10,975
Other liabilities	119,471	103,831
Total liabilities	7,895,785	7,512,604

Common stock, $0.01 par value, 25,000,000 shares authorized, 13,613,586 and 11,300,191 shares issued; and 12,392,035 and 10,088,617 shares outstanding at March 31, 2026 and December 31, 2025, respectively	136	113
Additional paid in capital	584,524	405,565
Retained earnings	479,177	450,639
Accumulated other comprehensive income (loss), net of tax	(39,233)	(39,739)
Treasury stock, at cost, 1,221,551 and 1,211,574 shares at March 31, 2026 and December 31, 2025, respectively	(76,265)	(73,466)
Total stockholders’ equity	948,339	743,112
Total liabilities and stockholders’ equity	$8,844,124	$8,255,716

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2026	2025
Interest and dividend income
Loans, including fees	$122,594	$110,865
Securities	6,690	5,397
Overnight deposits	5,329	1,925
Other interest and dividends	319	583
Total interest income	134,932	118,770
Interest expense
Deposits	48,730	47,178
Borrowed funds	—	4,316
Trust preferred securities	293	324
Total interest expense	49,023	51,818

Net interest income	85,909	66,952
Provision for credit losses	(2,300)	4,506
Net interest income after provision for credit losses	88,209	62,446

Non-interest income
Service charges on deposit accounts	2,274	2,173
Other income	307	1,465
Total non-interest income	2,581	3,638

Non-interest expense
Compensation and benefits	24,148	21,739
Bank premises and equipment	2,729	2,463
Professional fees	3,229	4,986
Technology costs	4,196	2,220
Deposit related program fees	6,799	4,187
FDIC assessments	1,850	2,967
Other expenses	3,449	4,160
Total non-interest expense	46,400	42,722

Net income before income tax expense	44,390	23,362
Income tax expense	12,964	7,008
Net income	$31,426	$16,354

Earnings per common share
Basic earnings	$2.94	$1.46
Diluted earnings	$2.92	$1.45

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three months ended
	March 31,
	2026	2025
Net income	$31,426	$16,354

Other comprehensive income (loss), net of tax
Securities available-for-sale:
Unrealized gain (loss) arising during the period, net	(2,873)	6,990

Cash flow hedges:
Unrealized gain (loss) arising during the period, net	3,147	(395)
Reclassification adjustment for gains included in net income, net	232	(631)
Total	3,379	(1,026)

Total other comprehensive income (loss), net	506	5,964

Comprehensive income (loss), net	$31,932	$22,318

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share data)

	Common		Additional	Retained	AOCI (Loss),	Treasury
	Stock		Paid-in Capital	Earnings	Net	Stock	Total
	Shares	Amount

Three Months Ended
Balance at January 1, 2026	10,088,617	$113	$405,565	$450,639	$(39,739)	$(73,466)	$743,112
Issuance of common stock	2,313,395	23	186,480	—	—	—	186,503
Equity-based compensation awards and related tax effect	113,084	—	(10,752)	(870)	—	7,060	(4,562)
Employee and non-employee stock-based compensation	—	—	3,231	—	—	—	3,231
Treasury stock purchased	(123,061)	—	—	—	—	(9,859)	(9,859)
Net income	—	—	—	31,426	—	—	31,426
Other comprehensive income (loss)	—	—	—	—	506	—	506
Cash dividends declared on common stock ($0.20 per share)	—	—	—	(2,018)	—	—	(2,018)
Balance at March 31, 2026	12,392,035	$136	$584,524	$479,177	$(39,233)	$(76,265)	$948,339

Balance at January 1, 2025	11,197,625	$112	$400,188	$382,661	$(53,134)	$—	$729,827
Equity-based compensation awards and related tax effect	97,535	1	(3,191)	—	—	—	(3,190)
Employee and non-employee stock-based compensation	—	—	1,826	—	—	—	1,826
Treasury stock purchased	(228,926)	—	—	—	—	(12,935)	(12,935)
Net income	—	—	—	16,354	—	—	16,354
Other comprehensive income (loss)	—	—	—	—	5,964	—	5,964
Balance at March 31, 2025	11,066,234	$113	$398,823	$399,015	$(47,170)	$(12,935)	$737,846

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$31,426	$16,354
Adjustments to reconcile net income to net cash:
Net depreciation, amortization, and accretion	(3,054)	(1,451)
Provision for credit losses	(2,300)	4,506
Stock-based compensation	3,231	1,826
Other, net	(16)	(112)
Net change in:
Other assets	9,316	(10,330)
Other liabilities	16,426	(3,028)
Net cash provided by (used in) operating activities	55,029	7,765

Cash flows from investing activities
Loan originations and payments, net	(244,932)	(306,187)
Redemptions of FRB and FHLB Stock	8	17,524
Purchases of FRB and FHLB Stock	(101)	(13,950)
Purchase of securities available-for-sale	(108,997)	(44,274)
Proceeds from paydowns and maturities of securities available-for-sale	34,245	12,898
Proceeds from paydowns and maturities of securities held-to-maturity	8,616	29,450
Purchase of premises and equipment	(2,667)	(2,186)
Net cash provided by (used in) investing activities	(313,828)	(306,725)

Cash flows from financing activities
Proceeds from issuance of common stock, net	186,503	—
Proceeds from (repayments of) federal funds purchased, net	—	(85,000)
Proceeds from (repayments of) FHLB advances, net	—	(80,000)
Redemption of common stock for tax withholdings for restricted stock vesting	(4,562)	(3,191)
Proceeds from (repayments of) secured borrowings, net	5,000	9,962
Net increase (decrease) in deposits	362,541	466,319
Purchase of treasury stock	(9,859)	(12,935)
Cash dividend paid	(2,018)	—
Net cash provided by (used in) financing activities	537,605	295,155

Increase (decrease) in cash and cash equivalents	278,806	(3,805)
Cash and cash equivalents at the beginning of the period	393,587	200,268
Cash and cash equivalents at the end of the period	$672,393	$196,463

Supplemental information
Cash paid for:
Interest	$48,422	$50,552
Income Taxes	$2,930	$8,174

See accompanying notes to unaudited consolidated financial statements

NOTE 1 — ORGANIZATION

Metropolitan Bank Holding Corp. (the “Company”), a New York corporation, is a bank holding company headquartered in New York, New York and registered under the BHC Act. Through its wholly owned bank subsidiary, Metropolitan Commercial Bank (the “Bank”), a New York state-chartered commercial bank, the Company provides a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals primarily in the New York metropolitan area. See the “GLOSSARY OF COMMON TERMS AND ACRONYMS” for the definition of certain terms and acronyms used throughout this Form 10-Q.

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

The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or for any other period.

The unaudited financial statements presented in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC.

Allowance for Credit Losses

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

The measurement of all expected credit losses for financial assets held at amortized cost is based on historical experience, current conditions, and reasonable and supportable forecasts. The Company continuously monitors current conditions and events and will evaluate potential changes that will enhance the estimation process. During the quarter ended March 31, 2026, the peer group selection process, macroeconomic forecast weightings, and the qualitative factor process were adjusted to reflect current conditions and events. The Company accounted for these revisions prospectively as a change in accounting estimate beginning March 31, 2026, and no prior period amounts were adjusted. The effect of this change in accounting estimate for the three months ended March 31, 2026, was a net decrease in the provision for credit losses of $6.4 million, which is $4.6 million, net of tax, or $0.43 per basic earnings per share and $0.42 per dilutive earnings per share.

NOTE 3 — SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2024-03 requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU No. 2024-03 does not change the expense captions an entity presents on the face of the income statement. Subsequently issued ASU No. 2025-01 amended the effective date of ASU No. 2024-03 to require all public business entities to adopt the new guidance for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The guidance may be applied on a prospective or retrospective basis. The Company is currently evaluating the impact of ASU No. 2024- 03 on its consolidated financial statements.

ASU No. 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" clarifies the accounting for costs related to internal-use software. The new guidance clarifies the threshold entities apply to begin capitalizing costs and removes all references to project stages in ASC Subtopic 350-40. ASU No. 2025-06 is effective for the Company beginning in 2028. The new guidance may be applied using a prospective, retrospective or modified transition approach with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements

In November 2025, the FASB issued ASU 2025-08, “Financial instruments – Credit Losses (Topic 326): Purchased Loans,” which amends the guidance in ASC 326 on the accounting for certain purchased loans. Under the ASU, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (“purchased seasoned loans”) by recognizing them at their purchase price plus an allowance for expected credit losses (the “gross-up approach”). ASU 2025-08 also introduces an accounting policy election related to the subsequent measurement of expected credit losses for entities that use a method other than a discounted cash flow analysis to estimate credit losses on purchased seasoned loans. If this accounting policy is elected, entities can use the amortized cost basis of the asset to subsequently measure their credit loss allowance. ASU 2025-08 is effective for interim and annual reporting periods beginning after December 15, 2026. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of ASU 2025-08 on its consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements,” which addresses five hedge accounting issues by providing additional guidance that is expected to enable entities to achieve and maintain hedge accounting for highly effective economic hedges and more closely aligning hedge accounting with risk management activities. This ASU is effective for annual reporting periods beginning after Dec. 15, 2026, with early adoption permitted. Guidance is to be applied on a prospective basis, however certain changes to existing cash flow hedges are permitted as of adoption. The Company is currently evaluating the impact of ASU 2025-09 on its consolidated financial statements.

NOTE 4 — INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of AFS and HTM debt securities and equity investments and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses recognized in earnings (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At March 31, 2026	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$20,000	$—	$(1,828)	$18,172
U.S. State and Municipal securities	11,144	—	(1,468)	9,676
Residential MBS	628,441	1,195	(53,344)	576,292
Commercial MBS	45,463	—	(2,187)	43,276
Asset-backed securities	2,353	—	(50)	2,303
Total securities available-for-sale	$707,401	$1,195	$(58,877)	$649,719

Held-to-Maturity Securities:
U.S. State and Municipal securities	$15,001	$—	$(1,459)	$13,542
Residential MBS	324,825	—	(43,399)	281,426
Commercial MBS	8,042	—	(478)	7,564
Total securities held-to-maturity	$347,868	$—	$(45,336)	$302,532

Equity Investments:
CRA Mutual Fund	$5,903	$—	$(278)	$5,625
Total equity investment securities	$5,903	$—	$(278)	$5,625

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2025	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$30,000	$—	$(1,886)	$28,114
U.S. State and Municipal securities	11,184	—	(1,456)	9,728
Residential MBS	543,349	2,409	(50,726)	495,032
Commercial MBS	45,560	79	(1,939)	43,700
Asset-backed securities	2,419	—	(61)	2,358
Total securities available-for-sale	$632,512	$2,488	$(56,068)	$578,932

Held-to-Maturity Securities:
U.S. State and Municipal securities	15,065	—	(1,402)	13,663
Residential MBS	333,515	—	(41,662)	291,853
Commercial MBS	8,047	—	(481)	7,566
Total securities held-to-maturity	$356,627	$—	$(43,545)	$313,082

Equity Investments:
CRA Mutual Fund	$5,858	$—	$(249)	$5,609
Total equity investment securities	$5,858	$—	$(249)	$5,609

There were no proceeds from sales or calls of AFS securities for the three months ended March 31, 2026 and 2025.

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

	Held-to-Maturity		Available-for-Sale
At March 31, 2026	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$—	$—
After 1 year through 5 years	—	—	15,000	14,302
After 5 years through 10 years	—	—	9,822	7,864
After 10 years	15,001	13,542	6,322	5,682
Mortgage-backed and Asset-backed Securities	332,867	288,990	676,257	621,871
Total Securities	$347,868	$302,532	$707,401	$649,719

	Held-to-Maturity		Available-for-Sale
At December 31, 2025	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	—	10,000	9,960
After 1 year through 5 years	—	—	15,000	14,261
After 5 years through 10 years	—	—	4,823	3,985
After 10 years	15,065	13,663	11,361	9,636
Mortgage-backed and Asset-backed Securities	341,562	299,419	591,328	541,090
Total Securities	$356,627	$313,082	$632,512	$578,932

At March 31, 2026, there were $882.1 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $125.1 million was encumbered. At December 31, 2025, there were $807.5 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $118.2 million was encumbered.

At March 31, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. At March 31, 2026 and December 31, 2025, all of the residential MBS and commercial MBS held by the Company were issued by U.S. Government-sponsored entities and agencies.

The following tables present debt securities with unrealized/unrecognized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At March 31, 2026	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$18,172	$(1,828)	$18,172	$(1,828)
U.S. State and Municipal securities	—	—	9,676	(1,468)	9,676	(1,468)
Residential MBS	177,994	(1,392)	233,677	(51,952)	411,671	(53,344)
Commercial MBS	20,274	(71)	23,002	(2,116)	43,276	(2,187)
Asset-backed securities	—	—	2,303	(50)	2,303	(50)
Total securities available-for-sale	$198,268	$(1,463)	$286,830	$(57,414)	$485,098	$(58,877)

Held-to-Maturity Securities:
U.S. State and Municipal securities	$—	$—	$13,542	$(1,459)	$13,542	$(1,459)
Residential MBS	—	—	281,426	(43,399)	281,426	(43,399)
Commercial MBS	—	—	7,564	(478)	7,564	(478)
Total securities held-to-maturity	$—	$—	$302,532	$(45,336)	$302,532	$(45,336)

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2025	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$28,114	$(1,886)	$28,114	$(1,886)
U.S. State and Municipal securities	—	—	9,728	(1,456)	9,728	(1,456)
Residential MBS	—	—	241,900	(50,726)	241,900	(50,726)
Commercial MBS	10,878	(13)	23,354	(1,926)	34,232	(1,939)
Asset-backed securities	—	—	2,358	(61)	2,358	(61)
Total securities available-for-sale	$10,878	$(13)	$305,454	$(56,055)	$316,332	$(56,068)

Held-to-Maturity Securities:
U.S. State and Municipal securities	—	—	13,663	(1,402)	13,663	(1,402)
Residential MBS	—	—	291,853	(41,662)	291,853	(41,662)
Commercial MBS	—	—	7,566	(481)	7,566	(481)
Total securities held-to-maturity	$—	$—	$313,082	$(43,545)	$313,082	$(43,545)

Except for U.S. State and Municipal securities, the Company has a zero loss expectation for its HTM securities portfolio, and therefore has no ACL related to these securities. Obligations of U.S. State and Municipal securities were rated investment grade and the associated ACL was immaterial at March 31, 2026 and December 31, 2025.

AFS securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. The unrealized losses on AFS securities are primarily due to the changes in market interest rates subsequent to purchase. In addition, the Company does not intend, nor would it be required, to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no ACL was recognized during the three months ended March 31, 2026 and 2025.

NOTE 5 — LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans, net of deferred costs and fees, consist of the following (in thousands):

	At	At
	March 31,	December 31,
	2026	2025
Real estate
Commercial	$5,433,868	$5,201,489
Construction	239,456	261,804
Multi-family	393,702	397,010
One-to four-family	85,523	86,449
Total real estate loans	6,152,549	5,946,752
Commercial and industrial	902,822	871,652
Consumer	9,757	10,349
Total loans	7,065,128	6,828,753
Deferred fees, net of origination costs	(18,581)	(18,520)
Loans, net of deferred fees and costs	7,046,547	6,810,233
Allowance for credit losses	(82,071)	(97,081)
Net loans	$6,964,476	$6,713,152

At March 31, 2026, $3.9 billion of loans were pledged to support wholesale funding, of which $529.5 million were encumbered. At December 31, 2025, $3.7 billion of loans were pledged to support wholesale funding, of which $446.5 million were encumbered.

The following tables present the activity in the ACL for funded loans by segment. The portfolio segments represent the categories that the Company uses to determine its ACL (in thousands):

				Multi-	One-to four-
Three months ended March 31, 2026	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$60,818	$10,180	$2,511	$22,619	$540	$413	$97,081
Provision/(credit) for credit losses	(7,383)	6,735	(1,101)	(823)	86	(83)	(2,569)
Loans charged-off	(7,973)	(4,329)	—	—	—	(153)	(12,455)
Recoveries	—	—	—	—	—	14	14
Total ending allowance balance	$45,462	$12,586	$1,410	$21,796	$626	$191	$82,071

				Multi-	One-to four-
Three months ended March 31, 2025	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$42,070	$10,991	$1,962	$7,290	$577	$383	$63,273
Provision/(credit) for credit losses	2,577	1,262	556	(31)	25	79	4,468
Loans charged-off	—	—	—	—	—	(118)	(118)
Recoveries	—	180	—	—	—	—	180
Total ending allowance balance	$44,647	$12,433	$2,518	$7,259	$602	$344	$67,803

Net charge-offs for the three months ended March 31, 2026 were $12.4 million. Net recoveries for the three months ended March 31, 2025, were $62,000.

The following tables present the activity in the ACL for unfunded loan commitments (in thousands):

	Three months ended March 31,
	2026	2025
Balance at the beginning of period	$2,140	$2,008
Provision/(credit) for credit losses	269	38
Total ending allowance balance	$2,409	$2,046

The following tables present the recorded investment in non-accrual loans and loans past due 90 days and greater and still accruing, by class of loans (in thousands):

			Loans Past Due
		Non-accrual	90 Days and
	Total	Without an	Greater and
At March 31, 2026	Non-accrual	ACL	Still Accruing
Commercial real estate	$26,081	$2,082	$2,461
Commercial & industrial	—	—	—
Multi-family	42,554	7,815	—
One-to-four family	2,416	2,416	—
Consumer	—	—	—
Total	$71,051	$12,313	$2,461

			Loans Past Due
		Non-accrual	90 Days and
	Total	Without an	Greater and
At December 31, 2025	Non-accrual	ACL	Still Accruing
Commercial real estate	$32,809	$3,365	$—
Commercial & industrial	8,989	6,989	—
Multi-family	42,599	7,861	—
One-to-four family	2,450	2,450	—
Consumer	—	—	37
Total	$86,847	$20,665	$37

Interest income on non-accrual loans recognized on a cash basis for the three months ended March 31, 2026 and 2025 was immaterial.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

			Non-accrual or	Total Past
	30-59	60-89	90 Days and	Due or	Current
At March 31, 2026	Days	Days	Greater	Non-accrual	Loans	Total
Commercial real estate	$6,041	$2,761	$28,542	$37,344	$5,396,524	$5,433,868
Commercial & industrial	12	5,042	—	5,054	897,768	902,822
Construction	—	—	—	—	239,456	239,456
Multi-family	1,399	—	42,554	43,953	349,749	393,702
One-to four-family	—	—	2,416	2,416	83,107	85,523
Consumer	—	—	—	—	9,757	9,757
Total	$7,452	$7,803	$73,512	$88,767	$6,976,361	$7,065,128

			Non-accrual or	Total Past
	30-59	60-89	90 Days and	Due or	Current
At December 31, 2025	Days	Days	Greater	Non-accrual	Loans	Total
Commercial real estate	$—	$—	$32,809	$32,809	$5,168,680	$5,201,489
Commercial & industrial	—	200	8,989	9,189	862,463	871,652
Construction	—	—	—	—	261,804	261,804
Multi-family	1,755	—	42,599	44,354	352,656	397,010
One-to four-family	1,246	—	2,450	3,696	82,753	86,449
Consumer	81	—	37	118	10,231	10,349
Total	$3,082	$200	$86,884	$90,166	$6,738,587	$6,828,753

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

The following table presents loan balances by credit quality indicator and year of origination at March 31, 2026 and charge-offs for the three months ended March 31, 2026 (in thousands):

						2021
	2026	2025	2024	2023	2022	& Prior	Revolving	Total
CRE
Pass	$622,210	$2,236,658	$968,306	$632,327	$493,861	$330,629	$50,426	$5,334,417
Special Mention	25,467	22,941	21,500	—	—	—	—	69,908
Substandard	—	3,461	—	—	24,000	2,082	—	29,543
Total	$647,677	$2,263,060	$989,806	$632,327	$517,861	$332,711	$50,426	$5,433,868

Construction
Pass	$23,197	$90,986	$65,863	$28,794	$—	$—	$30,616	$239,456
Total	$23,197	$90,986	$65,863	$28,794	$—	$—	$30,616	$239,456

Multi-family
Pass	$73,738	$101,277	$26,083	$30,194	$34,559	$65,314	$2,086	$333,251
Special Mention	—	14,753	—	—	1,745	1,399	—	17,897
Substandard	—	40,025	2,529	—	—	—	—	42,554
Total	$73,738	$156,055	$28,612	$30,194	$36,304	$66,713	$2,086	$393,702

One-to four-family
Current	$—	$—	$—	$45,000	$3,127	$34,980	$—	$83,107
Past Due	—	—	—	—	—	2,416	—	2,416
Total	$—	$—	$—	$45,000	$3,127	$37,396	$—	$85,523

C&I
Pass	$64,200	$50,619	$69,821	$13,183	$64,858	$8,185	$583,145	$854,011
Special Mention	—	—	200	—	—	—	—	200
Substandard	1,466	12,338	—	3,840	20,968	—	9,999	48,611
Total	$65,666	$62,957	$70,021	$17,023	$85,826	$8,185	$593,144	$902,822

Consumer
Current	$—	$—	$—	$—	$—	$9,757	$—	$9,757
Total	$—	$—	$—	$—	$—	$9,757	$—	$9,757

Total
Pass/Current	$783,345	$2,479,540	$1,130,073	$749,498	$596,405	$448,865	$666,273	$6,853,999
Special Mention	25,467	37,694	21,700	—	1,745	1,399	—	88,005
Substandard/Past due	1,466	55,824	2,529	3,840	44,968	4,498	9,999	123,124
Total	$810,278	$2,573,058	$1,154,302	$753,338	$643,118	$454,762	$676,272	$7,065,128

Charge-offs
CRE	$—	$—	$—	$—	$—	$7,973	$—	$7,973
C&I	—	—	—	—	—	4,329	—	4,329
Consumer	—	—	—	—	—	153	—	153
Total	$—	$—	$—	$—	$—	$12,455	$—	$12,455

The following table presents loan balances by credit quality indicator and year of origination at December 31, 2025 and charge-offs for the year ended December 31, 2025 (in thousands):

						2020
	2025	2024	2023	2022	2021	& Prior	Revolving	Total
CRE
Pass	$2,514,770	$1,030,181	$675,773	$524,079	$192,304	$135,336	$50,491	$5,122,934
Special Mention	19,525	21,500	—	—	1,246	—	—	42,271
Substandard	3,475	—	—	24,000	8,809	—	—	36,284
Total	$2,537,770	$1,051,681	$675,773	$548,079	$202,359	$135,336	$50,491	$5,201,489

Construction
Pass	$129,806	$49,898	$51,484	$—	$—	$—	$30,616	$261,804
Total	$129,806	$49,898	$51,484	$—	$—	$—	$30,616	$261,804

Multi-family
Pass	$169,606	$32,869	$30,296	$36,451	$60,650	$8,930	$2,671	$341,473
Special Mention	12,938	—	—	—	—	—	—	12,938
Substandard	40,070	2,529	—	—	—	—	—	42,599
Total	$222,614	$35,398	$30,296	$36,451	$60,650	$8,930	$2,671	$397,010

One-to four-family
Current	$—	$—	$45,000	$3,192	$211	$35,596	$—	$83,999
Substandard	—	—	—	—	—	2,450	—	2,450
Total	$—	$—	$45,000	$3,192	$211	$38,046	$—	$86,449

C&I
Pass	$130,514	$138,733	$46,470	$80,377	$16,377	$2,372	$399,005	$813,848
Substandard	14,008	—	7,643	20,968	—	—	15,185	57,804
Total	$144,522	$138,733	$54,113	$101,345	$16,377	$2,372	$414,190	$871,652

Consumer
Current	$—	$—	$—	$—	$—	$10,231	$—	$10,231
Past due	—	—	—	—	—	118	—	118
Total	$—	$—	$—	$—	$—	$10,349	$—	$10,349

Total
Pass/Current	$2,944,696	$1,251,680	$849,023	$644,099	$269,543	$192,465	$482,783	$6,634,289
Special Mention	32,463	21,500	—	—	1,246	—	—	55,209
Substandard/Past due	57,553	2,529	7,643	44,968	8,809	2,568	15,185	139,255
Total	$3,034,712	$1,275,709	$856,666	$689,067	$279,598	$195,033	$497,968	$6,828,753

Charge-offs
Multi-family	$—	$—	$—	$—	$3,827	$—	$—	$3,827
Consumer	$—	$—	$—	$—	$—	$262	$—	$262
Total	$—	$—	$—	$—	$3,827	$262	$—	$4,089

A loan is considered collateral dependent when the borrower is experiencing financial difficulties and repayment is expected to be substantially provided by the operation or sale of the collateral. The following table presents collateral dependent loans by portfolio segment as of March 31, 2026 and December 31, 2025. These loans are classified as substandard as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Collateral dependent loans:
Commercial real estate	$29,543	$36,284
Multi-family	42,554	42,599
One-to four-family	2,416	2,450
Total	$74,513	$81,333

The following tables show the amortized cost basis of modified loans to borrowers experiencing financial difficulty during the periods indicated (in thousands):

Modifications
as a % of
	Extension	Total	Loan Class
Three months ended March 31, 2026
None	$—	$—	—

			Modifications
			as a % of
	Extension	Total	Loan Class
Three months ended March 31, 2025
Multi-family	51,239	51,239	13.2%
Total	$51,239	$51,239	13.2%

The following tables describe the types of modifications made to borrowers experiencing financial difficulty:

Types of Modifications
Weighted
Average
Interest
	Term	Rate
	Extension	Reduction
Three months ended March 31, 2026
None	—	—

Three months ended March 31, 2025
Multi-family	6-12 months	—

There were no loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2026 that were modified in the prior 12 months before default. At March 31, 2026 there were no additional commitments to lend to borrowers experiencing financial difficulty whose loans have been modified. There were $7.0 million of C&I loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2025 that were modified in the prior 12 months before default. At March 31, 2025, there were no additional commitments to lend to borrowers experiencing financial difficulty whose loans have been modified.

NOTE 6 — BORROWINGS

Borrowings consisted of the following (in thousands):

			Interest Expense
	At	At	Three months ended
	March 31,	December 31,	March 31,
	2026	2025	2026	2025
Federal funds purchased and securities sold under agreements to repurchase	$—	$—	$—	$1,410
Federal Home Loan Bank of New York advances	$—	$—	$—	$2,755

Secured and other borrowings:
Secured borrowings	$15,975	$10,975	N.M.	N.M.

N.M. – not meaningful

Federal funds purchased are generally overnight transactions and FHLBNY advances are short-term transactions. At March 31, 2026, the Company had no outstanding Federal funds purchased or FHLBNY advances.

Secured borrowings are loan participation agreements with counterparties where the transfer of the participation interest did not qualify for sale treatment under GAAP.

At March 31, 2026, the Company had cash on deposit with the Federal Reserve Bank of New York and available secured wholesale funding borrowing capacity of $3.7 billion.

NOTE 7 —  STOCKHOLDERS’ EQUITY

The Board of Directors has authorized an aggregate of $100 million of repurchases of the Company’s common stock since March 2025. During the three months ended March 31, 2026, the Company repurchased 123,061 shares of the Company’s common stock at an average cost of $79.33 per share. At March 31, 2026, treasury stock at cost was $76.3 million. At March 31, 2026, $17.5 million remained available under the currently authorized share repurchase plan authorized by the Board of Directors.

The Company may repurchase shares of common stock from time to time on the open market or by other means in accordance with applicable securities laws and other restrictions, including, in part, under a Rule 10b5-1 plan. The number of shares to be repurchased and the timing of additional repurchases, if any, will depend on several factors, including market conditions, prevailing share price, corporate and regulatory requirements, and other considerations. The share repurchase plan has no expiration date, may be discontinued or suspended at any time and does not obligate the Company to acquire any amount of its common stock. The Company records the purchase of treasury stock at cost. Treasury stock is reissued at average cost.

During the first quarter of 2026, the Company completed a public offering of approximately 2.3 million shares of the Company’s common stock (including the underwriters’ overallotment option) at a public offering price of $85.00 per share, resulting in proceeds, net of underwriting discounts and commissions of approximately $186.5 million.

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

	Three months ended March 31,
	2026	2025
Basic
Net income available to common stockholders	$31,426	$16,354

Weighted average common shares outstanding including participating securities	10,702,882	11,215,118
Less: Weighted average participating securities	(28,184)	—
Weighted average common shares outstanding	10,674,698	11,215,118

Basic earnings per common share	$2.94	$1.46

Diluted
Net income allocated to common stockholders	$31,426	$16,354

Weighted average common shares outstanding for basic earnings per common share	10,674,698	11,215,118
Add: Dilutive effects of assumed vesting of performance based restricted stock units	27,989	19,697
Add: Dilutive effects of assumed vesting of restricted stock units	52,724	46,560
Average shares and diluted potential common shares	10,755,411	11,281,375

Diluted earnings per common share	$2.92	$1.45

For the three months ended March 31, 2026, and 2025, respectively, all granted PRSUs and restricted stock units were considered in computing diluted earnings per common share.

NOTE 9 — STOCK COMPENSATION PLAN

Equity Incentive Plan

At March 31, 2026, the Company maintained a stock compensation plan, the Amended and Restated 2022 Equity Incentive Plan, as amended (the “2022 EIP”).

The 2022 EIP was approved on May 31, 2022 by the stockholders of the Company and an amendment and restatement of the 2022 EIP was approved by the stockholders of the Company on May 29, 2024 to increase the number of shares of common stock that may be issued under the plan by 358,000. The stockholders of the Company subsequently approved an amendment to the 2022 EIP on May 28, 2025 to increase the number of shares of common stock that may be issued under the plan by an additional 750,000. Under the 2022 EIP, the remaining maximum number of shares of stock that may be delivered to participants in the form of restricted stock, restricted stock units and stock options, including ISOs and non-qualified stock options is 675,103 at March 31, 2026, subject to adjustment as set forth in the 2022 EIP.

Restricted Stock Awards and Restricted Stock Units

The Company grants restricted stock awards and restricted stock units under the 2022 EIP to certain key personnel. Each restricted stock grant vests based on the vesting schedule outlined in the respective grant agreement. Unvested restricted stock units are subject to forfeiture if the holder is not employed by the Company on the applicable vesting date.

In the first quarter of 2026 and 2025, 104,755 and 133,359 restricted stock units were granted to certain key personnel, respectively. One-third of these shares vest each year for three years beginning in March, 2027 and March, 2026, respectively. In the first quarter of 2026, 30,000 restricted stock units were granted to certain key personnel that fully vest one year from the grant date. Total compensation cost that has been charged against income for restricted stock grants was $2.0 million and $1.6 million for the three months ended March 31, 2026, and 2025 respectively. As of March 31, 2026, there was $17.5 million of total unrecognized compensation expense related to the restricted stock grants. The cost is expected to be recognized over a weighted-average period of 2.21 years.

In January 2026, 27,500 restricted stock units were granted to members of the Company’s Board of Directors, which fully vest one year from the grant date. In January 2025, 27,500 restricted stock units were granted to members of the Company’s Board of Directors which vested in January 2026. Total expense for the restricted stock unit awards granted to members of the Board of Directors was $485,000 and $452,000 for the three months ended March 31, 2026, and 2025 respectively. As of March 31, 2026, total unrecognized expense for these awards was $2.1 million.

The following table summarizes the changes in the Company’s restricted stock grants:

	Three months ended
	March 31, 2026
		Weighted
		Average
	Number	Grant Date
	of	Fair Value
	Shares	per Share
Outstanding, beginning of period	261,475	$55.27
Granted	162,255	90.59
Forfeited	(2,964)	61.53
Vested	(139,555)	54.23
Outstanding at end of period	281,211	$74.38

Performance-Based Stock Units

During the second quarter of 2022, the Company established a long-term incentive award program under the 2022 EIP. Under the program, 39,018 PRSUs were granted in the first quarter of 2026. 11,148 of these PRSUs vest in equal installments over a three-year period beginning in March 2027 if certain performance criteria are met. 27,870 of these PRSUs cliff vest after three years from January 2026 if certain performance criteria are met. In the first quarter of 2025, 52,807 PRSUs were awarded, which vest in equal installments over a three-year period beginning in March 2026 if certain performance criteria are met. In the second quarter of 2024, 73,260 PRSUs were awarded, of which 31,746 met the performance criteria and will vest in equal installments over a three-year period beginning in June 2025. If the performance criteria are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The weighted average service inception date fair value of the outstanding awarded shares was $7.8 million. Total compensation cost that has been charged/(reversed) against income for these PRSUs was $669,000 and ($246,000) for the three months ended March 31, 2026 and 2025 respectively. As of March 31, 2026, there was $4.8 million of total unrecognized compensation expense related to PRSUs. The cost is expected to be recognized over a weighted-average period of 2.63 years.

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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis

Assets measured on a recurring basis are limited to the Company’s AFS securities portfolio, equity investments, and derivative contracts. The AFS portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Equity investments are carried at estimated fair value with changes in fair value reported on the statements of operations. Outstanding derivative contracts designated as cash flow hedges are carried at estimated fair value with changes in fair value reported as accumulated other comprehensive income or loss in shareholders’ equity. Outstanding derivatives not designated as hedges are carried at estimated fair value with changes in fair value reported as non-interest income. The fair values for substantially all of these assets are obtained monthly from an independent nationally recognized pricing service. On a quarterly basis, the Company assesses the reasonableness of the fair values obtained for the AFS portfolio by reference to a second independent nationally recognized pricing service. Based on the nature of these securities, the Company’s independent pricing service provides prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in the Company’s portfolio. Various modeling techniques are used to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, the Company obtains the models, inputs and assumptions utilized by its pricing service and reviews them for reasonableness. Other than derivative contracts, the Company did not have any liabilities that were measured at fair value at March 31, 2026 and December 31, 2025.

From time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain loans where the carrying value is based on the fair value of the underlying collateral estimated using Level 3 inputs consisting of individual third-party appraisals that may be adjusted based on certain criteria.

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At March 31, 2026
Recurring Fair Value Measurements:
Assets
U.S. Government agency securities	$18,172	$—	$18,172	$—
U.S. State and Municipal securities	9,676	—	9,676	—
Residential mortgage securities	576,292	—	576,292	—
Commercial mortgage securities	43,276	—	43,276	—
Asset-backed securities	2,303	—	2,303	—
CRA Mutual Fund	5,625	5,625	—	—
Derivative assets	1,408	—	1,408	—
Liabilities
Derivative liabilities	587	—	587	—
Non-Recurring Fair Value Measurements:
Assets
Collateral dependent loans	36,435	—	—	36,435

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At December 31, 2025
Recurring Fair Value Measurements:
Assets
U.S. Government agency securities	$28,114	$—	$28,114	$—
U.S. State and Municipal securities	9,728	—	9,728	—
Residential mortgage securities	495,032	—	495,032	—
Commercial mortgage securities	43,700	—	43,700	—
Asset-backed securities	2,358	—	2,358	—
CRA Mutual Fund	5,609	5,609	—	—
Derivative assets	888	—	888	—
Liabilities
Derivative liabilities	4,562	—	4,562	—
Non-Recurring Fair Value Measurements:
Assets
Collateral dependent loans	42,408	—	—	42,408

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2026 and 2025.

Collateral dependent multifamily loans with a total amortized cost of $34.7 million at March 31, 2026 were reduced by an allowance for credit losses of $19.9 million for a reported total net carrying amount of $14.8 million. At March 31, 2026, collateral dependent CRE loans with a total amortized cost of $24.0 million were reduced by an allowance for credit losses of $2.4 million for a reported total net carrying amount of $21.6 million. The collateral values for these loans were estimated using individual third party appraisals that utilized the sales comparison valuation technique. The Company used

Level 3 inputs to estimate the fair value including discounts to the appraisals for costs to sell and other adjustments ranging from -100% to 15%, and with a weighted-average of -40%. There were no material assets and liabilities held at March 31, 2025 for which non-recurring fair value adjustments were recorded during the three months ended March 31, 2025.

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

Carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At March 31, 2026	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$12,034	$12,034	$—	$—	$12,034
Overnight deposits	660,359	660,359	—	—	660,359
Securities held-to-maturity	347,868	—	302,532	—	302,532
Loans, net	6,964,476	—	—	7,030,738	7,030,738
Other investments
FRB Stock	11,410	N/A	N/A	N/A	N/A
FHLB Stock	7,317	N/A	N/A	N/A	N/A
Disability Fund	1,500	—	1,500	—	1,500
Time deposits at banks	498	498	—	—	498
Accrued interest receivable	37,182	—	2,560	34,622	37,182

Financial Liabilities:
Non-interest-bearing demand deposits	$1,539,553	$1,539,553	$—	$—	$1,539,553
Money market and savings deposits	6,046,331	6,046,331	—	—	6,046,331
Time deposits	153,835	—	153,771	—	153,771
Trust preferred securities	20,620	—	—	20,005	20,005
Accrued interest payable	2,236	844	1,090	302	2,236
Secured and other borrowings	15,975	—	15,975	—	15,975

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2025	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$12,086	$12,086	$—	$—	$12,086
Overnight deposits	381,501	381,501	—	—	381,501
Securities held-to-maturity	356,627	—	313,082	—	313,082
Loans, net	6,713,152	—	—	6,790,711	6,790,711
Other investments
FRB Stock	11,410	N/A	N/A	N/A	N/A
FHLB Stock	7,224	N/A	N/A	N/A	N/A
Disability Fund	1,500	—	1,500	—	1,500
Time deposits at banks	498	498	—	—	498
Accrued interest receivable	35,818	—	2,430	33,388	35,818

Financial Liabilities:
Non-interest-bearing demand deposits	$1,479,420	$1,479,420	$—	$—	$1,479,420
Money market and savings deposits	5,707,634	5,707,634	—	—	5,707,634
Time deposits	190,124	—	190,195	—	190,195
Trust preferred securities	20,620	—	—	20,028	20,028
Accrued interest payable	1,635	12	1,302	321	1,635
Secured and other borrowings	10,975	—	10,975	—	10,975

NOTE 11 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of Other Comprehensive Income (Loss) (in thousands):

	Three months ended
	March 31, 2026			March 31, 2025
	Before	Tax	After	Before	Tax	After
	Tax	Effect	Tax	Tax	Effect	Tax
Unrealized gain (loss) arising on AFS securities
Unrealized gain (loss) arising during the period	$(4,102)	$1,229	$(2,873)	$9,982	$(2,992)	$6,990

Unrealized gain (loss) arising on cash flow hedges
Unrealized gain (loss) arising during the period	$4,494	$(1,347)	$3,147	$(564)	$169	$(395)
Reclassification adjustment for gain included in net income	332	(100)	232	(911)	280	(631)
Net Change	4,826	(1,447)	3,379	(1,475)	449	(1,026)
Total other comprehensive income (loss)	$724	$(218)	$506	$8,507	$(2,543)	$5,964

The following table presents the after-tax changes in the balances of each component of Accumulated Other Comprehensive Income (Loss) at the dates indicated (in thousands):

			Total
			Accumulated
			Other
	AFS	Cash Flow	Comprehensive
	Securities	Hedge	Income (Loss)

Balance at January 1, 2026	$(36,934)	$(2,805)	$(39,739)
Unrealized gain (loss) arising during the period, net of tax	(2,873)	3,147	274
Reclassification adjustment for gain included in net income, net of tax	—	232	232
Other comprehensive income (loss) arising during the period, net of tax	(2,873)	3,379	506
Balance at March 31, 2026	$(39,807)	$574	$(39,233)

Balance at January 1, 2025	$(53,331)	$197	$(53,134)
Unrealized gain (loss) arising during the period, net of tax	6,990	(395)	6,595
Reclassification adjustment for gain included in net income, net of tax		(631)	(631)
Other comprehensive income (loss) arising during the period, net of tax	6,990	(1,026)	5,964
Balance at March 31, 2025	$(46,341)	$(829)	$(47,170)

The following table shows the amounts reclassified out of AOCI for the realized gain on cash flow hedges (in thousands):

			Affected line item in
	Three months ended		the Consolidated Statements
	March 31,		of Operations
	2026	2025
Realized gain on sale of AFS securities	$—	$—	Other income
Income tax (expense) benefit	—	—	Income tax expense
Total reclassifications, net of income tax	$—	$—

Realized gain (loss) on derivative cash flow hedges	$332	$(911)	Deposit related program fees and Interest expense
Income tax (expense) benefit	(100)	280	Income tax expense
Total reclassifications, net of income tax	$232	$(631)

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

The following off-balance-sheet financial instruments, whose contract amounts represent credit risk, are outstanding (in thousands):

	At March 31, 2026		At December 31, 2025
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Unused loan commitments	$106,960	$569,675	$113,438	$486,517
Standby and commercial letters of credit	32,819	—	26,388	—
	$139,779	$569,675	$139,826	$486,517

A commitment to extend credit is a legally binding agreement to lend to a client as long as there is no violation of any condition established in the contract. These commitments do not necessarily represent future cash requirements and generally expire within two years. At March 31, 2026, the Company’s fixed rate loan commitments had interest rates ranging from 5.0% to 9.3% and the Company’s variable rate loan commitments had interest rates ranging from 4.8% to 9.6%. At December 31, 2025, the Company’s fixed rate loan commitments had interest rates ranging from 3.3% to 9.5% and the Company’s variable rate loan commitments had interest rates ranging from 4.8% to 10.3%. The amount of collateral obtained, if any, by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Company or other financial institutions and securities.

The Company’s stand-by letters of credit amounted to $32.8 million and $26.4 million as of March 31, 2026 and December 31, 2025, respectively. The Company’s stand-by letters of credit are collateralized by interest-bearing accounts of $27.7 million and $21.8 million as of March 31, 2026 and December 31, 2025, respectively.

Legal and Regulatory Proceedings

In the ordinary course of business, the Company is subject to various pending and threatened legal actions. With respect to the litigation brought by Michael Wyse, as Plan Administrator for the Voyager Wind-Down Debtor, the Company’s motion to dismiss, filed in February 2025, was granted as to all counts on August 4, 2025. The Plaintiff has since filed its appeal with the U.S. Court of Appeals for the Second Circuit and oral arguments on that appeal were heard in March 2026. In addition to this matter, the Company is subject to various other pending and threatened legal actions relating to the conduct of its business activities, as well as inquiries and investigations from regulators. While the future outcome of litigation or regulatory matters cannot be determined at this time, in the opinion of management, as of March 31, 2026, the aggregate liability, if any, arising out of any such other pending or threatened matters are not expected, individually or in the aggregate to be material to the Company’s financial condition, results of operations, and liquidity.

NOTE 13 — REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers that are in the scope of ASC 606, Revenue from Contracts with Customers, are recognized in non-interest income. The following table presents the Company’s revenue from contracts with customers (in thousands):

	Three months ended March 31,
	2026	2025
Service charges on deposit accounts	$2,274	$2,173
Other service charges and fees	335	1,392
Total	$2,609	$3,565

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

NOTE 14 — DERIVATIVES

On occasion, the Company enters into derivative contracts as a part of its asset liability management strategy to help manage its interest rate risk position. At March 31, 2026, these derivatives had a notional amount of $1.0 billion and contractual maturities ranging from April 24, 2027 to August 1, 2027. The notional amount of the derivatives does not represent the amount exchanged by the parties. The derivatives were designated as cash flow hedges of certain deposit liabilities and borrowings of the Company. The hedges were determined to be highly effective during the three months ended March 31, 2026. The Company expects the hedges to remain highly effective during the remaining term of the derivatives.

In addition, the Company periodically enters into certain commercial loan interest rate swap agreements to provide commercial loan clients the ability to convert loans from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively converts the client’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party to offset its exposure on the variable and fixed components of the client agreement. As the interest rate swap agreements with the clients and third parties are not designated as hedges, the instruments are marked to market in earnings. At March 31, 2026, these interest rate swaps have a notional amount of $69.0 million and a contractual maturity of August 15, 2028.

The following tables reflect the derivatives recorded on the balance sheet (in thousands):

		Fair Value
	Notional	Other	Other
	Amount	Assets	Liabilities
At March 31, 2026
Derivatives designated as hedges:
Interest rate swaps related to client deposits and borrowings	$1,000,000	$821	$—

Derivatives not designated as hedges:
Interest rate swaps	$69,000	$587	$587

At December 31, 2025
Derivatives designated as hedges:
Interest rate swaps related to client deposits and borrowings	$1,000,000	$—	$3,674

Derivatives not designated as hedges:
Interest rate swaps	$69,000	$888	$888

NOTE 15 — SUBSEQUENT EVENTS

On April 29, 2026, the Company’s stockholders approved the company’s 2026 Employee Stock Purchase Plan (the “ESPP”). The ESPP, which was approved by the Board of Directors on March 18, 2026, is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code as amended. 250,000 shares of common stock of the company will be made available for sale under the ESPP.

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

The Company’s primary lending products are CRE, including multi-family loans, and C&I loans. Substantially all loans are secured by specific items of collateral including business and consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flows from operations of commercial enterprises. The Company has developed various deposit gathering strategies, which generate the funding necessary to operate without a large branch network. In addition to traditional commercial banking products, the Company offers: corporate cash management and retail banking services; tailored financial solutions for government entities, municipalities, and public institutions; specialized services to facilitate secure and efficient real estate transactions and tax-deferred exchanges for title and escrow and Section 1031 exchanges; and EB-5 Program escrow accounts of foreign investor funds for USCIS approved job-creating projects. The Company’s primary deposit products are checking, savings, and term deposit accounts, all of which are insured by the FDIC up to the maximum amounts allowed by law. These activities, together with eight strategically located banking centers, generate a stable source of deposits to support the growth of our diverse loan portfolio and other assets.

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

Recent Events

During the first quarter of 2026, the Company completed a public equity offering of approximately 2.3 million shares of the Company’s common stock (including the exercise of the underwriters’ allotment option) at a public offering price of $85.00 per share, resulting in proceeds, net of underwriting discounts and commissions of approximately $186.5 million.

On April 29, 2026, the Company’s stockholders approved the company’s 2026 Employee Stock Purchase Plan (the “ESPP”). The ESPP, which was approved by the Board of Directors on March 18, 2026, is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code, as amended. 250,000 shares of common stock of the company will be made available for sale under the ESPP.

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

The measurement of all expected credit losses for financial assets held at amortized cost is based on historical experience, current conditions, and reasonable and supportable forecasts. The Company continuously monitors current conditions and events and will evaluate potential changes that will enhance the estimation process. During the quarter ended March 31, 2026, the peer group selection process, macroeconomic forecast weightings, and the qualitative factor process were adjusted to reflect current conditions and events. The Company accounted for these revisions prospectively as a change in accounting estimate beginning March 31, 2026, and no prior period amounts were adjusted. The effect of this change in accounting estimate for the three months ended March 31, 2026, was a net decrease in the provision for credit losses of $6.4 million, which is $4.6 million, net of tax, or $0.43 per basic earnings per share and $0.42 per dilutive earnings per share.

One of the more significant judgments involved in estimating the Company’s ACL relates to the macroeconomic forecasts used to estimate credit losses and the relative weightings applied to them. To illustrate the impact of changes in these forecasts to the Company’s ACL, the Company performed a hypothetical sensitivity analysis that decreased the weight on the baseline scenario by 33% and equally allocated the difference to increase the weighting on the more optimistic and adverse scenarios. All else equal, the impact of this hypothetical forecast would result in a net increase of approximately $4.3 million, or 5.3%, in the Company’s total ACL for loans and loan commitments as of March 31, 2026. This hypothetical analysis is intended to illustrate the impact of adverse changes in the macroeconomic forecasts at a point in time and is not intended to reflect the full nature and extent of potential future change in the ACL. It is difficult to estimate how potential changes in any one of the quantitative inputs or qualitative factors might affect the overall ACL and the Company’s current assessments may not reflect the potential future impact of changes to those inputs or factors.

Discussion of Financial Condition

The Company had total assets of $8.8 billion at March 31, 2026, an increase of $588.4 million, or 7.1%, from December 31, 2025.

Total cash and cash equivalents were $672.4 million at March 31, 2026, an increase of $278.8 million, or 70.8% from December 31, 2025. The increase was primarily due to the common stock public equity offering during the first quarter of 2026, which resulted in proceeds, net of underwriting discounts and commissions of approximately $186.5 million.

Investments

Total securities were $1.0 billion at March 31, 2026, an increase of $62.0 million or 6.6%, from December 31, 2025. The increase was primarily due to the purchase of $109.0 million of AFS securities, partially offset by the $42.9 million paydown and maturities of AFS and HTM securities.

Loans

Total loans, net of deferred fees and unamortized costs, were $7.0 billion at March 31, 2026, an increase of $236.3 million, or 3.5%, from December 31, 2025. The increase in total loans from December 31, 2025 was due primarily to an increase of $233.1 million in CRE loans (including owner-occupied). At March 31, 2026, 75.1% of the CRE and C&I loan portfolio was concentrated in the New York metropolitan area, mainly New York City, and Florida.

As of March 31, 2026, total loans consisted primarily of CRE loans (including multi-family mortgage loans) and C&I loans. The Company’s commercial loan portfolio includes loans to the following industries (dollars in thousands):

	At March 31, 2026
		% of Total
	Balance	Loans
CRE (1)
Skilled Nursing Facilities	$2,742,246	38.8%
Hospitality	479,299	6.8
Office	461,037	6.5
Multi-family	393,702	5.6
Retail	380,014	5.4
Mixed use	347,825	4.9
Construction	239,456	3.4
Land	241,734	3.4
Industrial	160,597	2.3
Other	621,116	8.8
Total CRE	$6,067,026	85.9%

C&I
Skilled Nursing Facilities	$252,233	3.6%
Finance & Insurance	206,893	2.9
Individuals	118,427	1.7
Healthcare	91,842	1.3
Services	90,409	1.3
Wholesale	60,726	0.9
Manufacturing	27,021	0.4
Other	55,271	0.7
Total C&I	$902,822	12.8%

(1)CRE, not including one-to four-family loans

The largest concentration in the loan portfolio is to the healthcare industry, which amounted to $3.1 billion, or 43.7% of total loans, at March 31, 2026, including $3.0 billion in loans to skilled nursing facilities.

Asset Quality

Non-performing loans decreased to $71.1 million at March 31, 2026 compared to $86.9 million at December 31, 2025. The decrease primarily reflects the $12.3 million of charge-offs for one out-of-market CRE loan and two C&I loans, as the Company continues to work diligently toward the resolution of the credits that make up our nonperforming loan portfolio. The table below sets forth key asset quality ratios (dollars in thousands):

	At or for the	At or for the
	three months ended	year ended
	March 31,	December 31,
	2026	2025
Asset Quality Ratios
Non-performing loans	$71,051	$86,884
Non-performing loans to total loans	1.01%	1.28%
Allowance for credit losses to total loans	1.16%	1.43%
Non-performing loans to total assets	0.80%	1.05%
Allowance for credit losses to non-performing loans	115.5%	111.7%
Ratio of net charge-offs (recoveries) to average loans outstanding in aggregate	0.73%	0.06%

Allowance for Credit Losses – Loans and Loan Commitments

The ACL for loans was $82.1 million at March 31, 2026, as compared to $97.1 million at December 31, 2025. The $15.0 million decrease in the ACL primarily reflects a decrease of $11.8 million due to the adjustments made to the Bank’s ACL estimation process and changes in the outlook for certain macroeconomic variables, partially offset by loan growth. See “—Critical Accounting Policies” above for more information on the adjustments made to the Bank’s allowance for credit losses. In addition, the $15.0 million decrease in the ACL also reflects a net $3.0 million decrease related to a $9.3 million provision for credit losses and subsequent $12.3 million charge-off of one out-of-market CRE loan and two C&I loans.

Deposits

Total deposits were $7.7 billion at March 31, 2026, an increase of $362.5 million, or 4.9%, from December 31, 2025. The increase from December 31, 2025 was due primarily to increases across most of the Company’s various deposit verticals. Non-interest-bearing demand deposits were 19.9% of total deposits at March 31, 2026, compared to 20.1% at December 31, 2025.

The table below summarizes the Company’s deposit composition by segment for the periods indicated (dollars in thousands):

	At March 31, 2026	At December 31, 2025	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$1,539,553	$1,479,420	$60,133	4.1%
Money market	6,037,304	5,698,748	338,556	5.9
Savings accounts	9,027	8,886	141	1.6
Time deposits	153,835	190,124	(36,289)	(19.1)
Total	$7,739,719	$7,377,178	$362,541	4.9%

At March 31, 2026, the aggregate estimated amount of FDIC uninsured deposits was $2.0 billion, and the aggregate estimated amount of uninsured time deposits was $46.7 million. The following table presents the scheduled maturities of time deposits greater than $250,000 (in thousands):

At March 31, 2026
Three months or less	$24,228
Over three months through six months	16,584
Over six months through one-year	5,193
Over one-year	734
Total	$46,739

Borrowings

To support the balance sheet, the Company may at times utilize FHLB advances or other funding sources. At March 31, 2026, and December 31, 2025, the Company had no outstanding Federal funds purchased or FHLBNY advances.

Accumulated Other Comprehensive Income

Accumulated other comprehensive loss, net of tax, was $39.2 million at March 31, 2026, a decrease of $0.5 million from December 31, 2025. The decrease from December 31, 2025 was primarily due to unrealized gains on cash flow hedges, as a result of changes in prevailing market interest rates, partially offset by unrealized losses on AFS securities.

Results of Operations

Net Income

Net income was $31.4 million for the first quarter of 2026, an increase of $15.1 million as compared to $16.4 million for the first quarter of 2025. This increase was due primarily to a $19.0 million increase in net interest income, a $6.8 million decrease in the provision for credit losses, a $1.8 million decrease in professional fees and a $1.1 million decrease in FDIC assessments, partially offset by a $2.6 million increase in deposit related program fees, a $2.4 million increase in compensation and benefits and a $2.0 million increase in technology costs.

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

Net interest margin for the first quarter of 2026 was 4.08% compared to 3.68% for the first quarter of 2025. The 40 basis point increase reflects the decline in short-term interest rates.

	Three Months Ended
	March 31, 2026			March 31, 2025
	Average		Yield /	Average		Yield /
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest-earning assets:
Loans (2)	$6,926,983	$122,594	7.18%	$6,202,311	$110,865	7.25%
Available-for-sale securities	651,928	4,982	3.10	577,184	3,415	2.40
Held-to-maturity securities	352,937	1,663	1.91	417,326	1,943	1.89
Equity investments	5,874	44	3.04	5,516	39	2.90
Overnight deposits	578,330	5,329	3.74	154,357	1,925	5.06
Other interest-earning assets	20,693	319	6.26	30,917	583	7.65
Total interest-earning assets	8,536,745	134,931	6.41	7,387,611	118,770	6.52
Non-interest-earning assets	127,802			128,676
Allowance for credit losses	(97,788)			(64,584)
Total assets	$8,566,759			$7,451,703
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$5,961,007	46,997	3.20	$4,747,995	45,844	3.92
Certificates of deposit	184,625	1,732	3.80	126,471	1,334	4.28
Total interest-bearing deposits	6,145,632	48,729	3.22	4,874,466	47,178	3.93
Borrowed funds	22,638	293	5.25	392,453	4,640	4.80
Total interest-bearing liabilities	6,168,270	49,022	3.22	5,266,919	51,818	3.99
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,459,199			1,319,688
Other non-interest-bearing liabilities	111,159			126,872
Total liabilities	7,738,628			6,713,479
Stockholders' equity	828,131			738,224
Total liabilities and equity	$8,566,759			$7,451,703
Net interest income		$85,909			$66,952
Net interest rate spread (3)			3.19%			2.53%
Net interest margin (4)			4.08%			3.68%
Total cost of deposits (5)			2.60%			3.09%
Total cost of funds (6)			2.61%			3.19%
(1)	Annualized.
(2)	Amount includes deferred loan fees and non-performing loans.
(3)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(4)	Determined by dividing annualized net interest income by total average interest-earning assets.
(5)	Determined by dividing annualized interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(6)	Determined by dividing annualized interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

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

	Three Months Ended March 31,
	2026 over 2025
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$12,835	$(1,106)	$11,729
Available-for-sale securities	481	1,086	1,567
Held-to-maturity securities	(303)	23	(280)
Equity investments	3	2	5
Overnight deposits	4,026	(622)	3,404
Other interest-earning assets	(170)	(94)	(264)
Total interest-earning assets	$16,872	$(711)	$16,161
Interest-bearing liabilities:
Money market and savings accounts	$10,462	$(9,309)	$1,153
Certificates of deposit	558	(160)	398
Total deposits	11,020	(9,469)	1,551
Borrowed funds	(4,748)	401	(4,347)
Total interest-bearing liabilities	6,272	(9,068)	(2,796)
Change in net interest income	$10,600	$8,357	$18,957

Interest Income

Interest income increased $16.2 million to $134.9 million for the first quarter of 2026 compared to $118.8 million for the first quarter of 2025, primarily due to a $724.7 million increase in the average balance of loans and a $424.0 million increase in overnight deposits.

Interest Expense

Interest expense decreased $2.8 million to $49.0 million for the first quarter of 2026 as compared to $51.8 million for the first quarter of 2025 due primarily to the 58 basis point decrease in the total cost of funds that reflects the reduction in short- term interest rates.

Provision for Credit Losses – Loans and Loan Commitments

The provision for credit losses for the three months ended March 31, 2026 was ($2.3) million, as compared to $4.5 million for the three months ended March 31, 2025. The release in the provision for credit losses primarily reflects a decrease of $11.8 million due to the adjustments made to the Bank’s allowance for credit loss estimation process and changes in the outlook for certain macroeconomic variables, partially offset by loan growth. See “—Critical Accounting Policies” above for more information on the adjustments made to the Bank’s allowance for credit loss estimation process. The provision for credit losses also reflects an increase of $9.3 million related to one C&I and two CRE loans that were subsequently charged-off.

Non-Interest Income

Non-interest income decreased $1.1 million to $2.6 million for the first quarter of 2026, as compared to $3.6 million for the first quarter of 2025, driven primarily by the absence of one-time non-refundable program fees of $822,000 reflected in the first quarter of 2025.

Non-Interest Expense

Non-interest expense increased $3.7 million to $46.4 million for the first quarter of 2026, compared to the first quarter of 2025 due primarily to a $2.6 million increase in deposit related program fees, $2.4 million increase in compensation and benefits and $2.0 million increase in technology costs, partially offset by a $1.8 million decrease in professional fees and a $1.1 million decrease in the FDIC assessment.

Income Tax Expense

The estimated effective tax rate for the first quarter of 2026 was 29.2% as compared to 30.0% for the first quarter of 2025.

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

At March 31, 2026, the Company had $676.6 million in unused loan commitments and $32.8 million in standby and commercial letters of credit. At December 31, 2025, the Company had $600.0 million in unused commitments and $26.4 million in standby and commercial letters of credit.

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

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At March 31, 2026 and December 31, 2025, cash and cash equivalents totaled $672.4 million and $393.6 million, respectively. Securities, which provide an additional source of liquidity, totaled $1.0 billion at March 31, 2026 and $941.2 million at December 31, 2025. At March 31, 2026, there were $882.1 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $125.1 million were encumbered. At December 31, 2025, there were $807.5 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $118.2 million were encumbered.

The Company’s primary investing activities are the origination and, to a lesser extent, purchase of loans and securities. The Company’s loan production was $428.3 million and $409.8 million during the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, the Company purchased $109.0 million of AFS securities. During the three months ended March 31, 2025, the Company purchased $44.3 million of AFS securities.

Financing activities consisted primarily of activity in deposit accounts and borrowings. The Company gathers deposits from businesses and individuals through client referrals and other relationships and through its retail presence. The

Company has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds. Total deposits were $7.7 billion at March 31, 2026, an increase of $362.5 million, or 4.9%, from December 31, 2025.

At March 31, 2026, interest-bearing deposits were comprised of $6.0 billion of money market accounts and $153.8 million of time deposits. Time deposits due within one year of March 31, 2026 totaled $149.8 million, or 1.9%, of total deposits. At March 31, 2026, the aggregate estimated amount of FDIC uninsured deposits was $2.0 billion. At December 31, 2025, interest-bearing deposits were comprised of $5.7 billion of money market accounts and $190.1 million of time deposits. Time deposits due within one year of December 31, 2025 totaled $186.3 million or 2.5% of total deposits. Non-interest-bearing deposits were 19.9% of total deposits at March 31, 2026, as compared to 20.1% at December 31, 2025. At December 31, 2025, the aggregate estimated amount of FDIC uninsured deposits was $2.0 billion.

The Company has no material commitments or demands that are likely to affect its liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any other unforeseen demand or commitment were to occur, the Company could access its borrowing capacity with the FHLB or obtain additional funds through alternative funding sources, including the brokered deposit market. At March 31, 2026 and December 31, 2025, the Company had cash on deposit with the FRBNY and available secured wholesale funding borrowing capacity of $3.7 billion and $3.3 billion, respectively.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. At March 31, 2026 and December 31, 2025, the Company and the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and the Bank review capital levels on a monthly basis. Below is a table of the Company’s and Bank’s capital ratios for the periods indicated:

			Minimum	Minimum Ratio	Minimum
	At	At	Ratio to be	Required for	Capital
	March 31,	December 31,	“Well	Capital Adequacy	Conservation
	2026	2025	Capitalized”	Purposes	Buffer(1)
The Company
Tier 1 leverage ratio	11.6%	9.5%	N/A	4.0%	—%
Common equity tier 1	13.2%	10.7%	N/A	4.5%	2.5%
Tier 1 risk-based capital ratio	13.4%	11.0%	N/A	6.0%	2.5%
Total risk-based capital ratio	14.6%	12.3%	N/A	8.0%	2.5%

The Bank
Tier 1 leverage ratio	11.4%	9.1%	5.00%	4.0%	—%
Common equity tier 1	13.1%	10.5%	6.50%	4.5%	2.5%
Tier 1 risk-based capital ratio	13.1%	10.5%	8.00%	6.0%	2.5%
Total risk-based capital ratio	14.3%	11.7%	10.00%	8.0%	2.5%

At March 31, 2026 and December 31, 2025, total non-owner-occupied CRE loans were 299.5% and 376.5% of risk-based capital, respectively. The decrease in the CRE concentration ratio is primarily due to the completion of the Company’s public equity offering of common stock in the first quarter of 2026. See “—Recent Events” above for more information on the Company’s quarterly dividend and share repurchase program.

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

The following table shows the estimated impact on net interest income for the one-year period beginning March 31, 2026 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

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

At March 31, 2026
Change in	Net	Year 1
Interest	Interest	Change
Rates	Income Year 1	from
(basis points)	Forecast	Level
+300	364,335	(0.00)%
+200	364,181	(0.04)
+100	364,535	0.05
—	364,343	—
-100	369,584	1.44
-200	375,006	2.93
-300	386,231	6.01

The table above indicates that at March 31, 2026, in the event of an instantaneous and sustained parallel upward shift of 200 basis points in interest rates, the Company would experience a 0.04% decrease in net interest income. In the event of an instantaneous and sustained parallel downward shift of 200 basis points in interest rates, it would experience a 2.93% increase in net interest income.

Economic Value of Equity Analysis

The Company also analyzes the sensitivity of its financial condition to changes in interest rates through an EVE model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates. The table below represents an analysis of IRR as measured by the estimated changes in EVE, resulting from instantaneous and sustained parallel shifts in the yield curve (+100, +200, +300 and -100, -200, -300 basis points) at March 31, 2026 (dollars in thousands):

		Estimated
		Increase (Decrease) in
		EVE
Change in
Interest Rates	Estimated
(basis points) (1)	EVE (2)	Dollars	Percent
+300	$1,344,264	$(121,779)	(8.31)%
+200	1,386,449	(79,594)	(5.43)%
+100	1,432,203	(33,840)	(2.31)
—	1,466,043	—	—
-100	1,499,547	33,504	2.29
-200	1,521,802	55,760	3.80
-300	1,540,591	74,548	5.08
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from the Company’s liabilities adjusted for the value of off-balance sheet contracts.

The table above indicates that at March 31, 2026, in the event of an immediate upward shift of 200 basis points in interest rates, the Company would experience a 5.43% decrease in its EVE. In the event of an immediate downward shift of 200 basis points in interest rates, the Company would experience a 3.80% increase in its EVE.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and the Chief Financial Officer, who is the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company is subject to various pending and threatened legal actions. With respect to the litigation brought by Michael Wyse, as Plan Administrator for the Voyager Wind-Down Debtor, the Company’s motion to dismiss, filed in February 2025, was granted as to all counts on August 4, 2025. The Plaintiff has since filed its appeal with the U.S. Court of Appeals for the Second Circuit and oral arguments on that appeal were heard in March 2026, the court’s ruling on which is pending. There have been no other significant developments with respect to other legal proceedings previously disclosed under Part I, Item 3 in our 2025 Form 10-K. While the future outcome of litigation or regulatory matters cannot be determined at this time, in the opinion of management, as of March 31, 2026, the aggregate liability, if any, arising out of any such pending or threatened legal actions are not expected, individually or in the aggregate, to be material to the Company’s financial condition, results of operations, and liquidity. For additional information regarding certain legal proceedings, see “Legal and Regulatory Proceedings” in NOTE 12 — COMMITMENTS AND CONTINGENCIES to the Company’s consolidated financial statements in this Form 10-Q.

ITEM 1A. RISK FACTORS

There are risks, many beyond our control, which could cause our results to differ significantly from management’s expectations. For a description of these risks, please see the risk factors previously described in Part I, “Item 1A. Risk Factors” in our 2025 Form 10-K. There have been no material changes to our risk factors since the date of that filing. Any of the risks described in our 2025 Form 10-K could by itself or together with one or more other factors, materially and adversely affect our business, results of operations or financial condition. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended March 31, 2026:

			Total
			Number of	Dollar
			Shares	Value of
			Purchased as	Shares That
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	the Plans
January 1, 2026 to January 31, 2026 (1)	—	$—	—	$27,297,953
February 1, 2026 to February 28 2026	—	—	—	27,297,953
March 1, 2026 to March 31 2026	123,061	79.33	123,061	17,535,739
Total	123,061	$79.33	123,061

(1) On July 17, 2025, the Company’s Board of Directors approved a share repurchase plan with authorization to purchase up to an additional $50 million of the Company’s common stock. In aggregate, the Board of Directors has authorized $100 million of repurchases of the Company’s common stock since March 2025.

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

10.1*	Form of Executive Restricted Stock Unit Award Agreement – 2022 Equity Incentive Plan, as amended.

10.2*	Form of Performance-Based Restricted Stock Unit Award Agreement – 2022 Equity Incentive Plan, as amended.

19.1	Insider Trading Policy
31.1	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Principal Executive Officer of the Company and the Principal Financial Officer of the Company.

101	INS XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation Linkbase

101	DEF XBRL Taxonomy Extension Definition Linkbase

101	LAB XBRL Taxonomy Extension Label Linkbase

101	PRE XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from Metropolitan Bank Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL

Each management and compensatory plan has been marked with an asterisk (*).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: May 8, 2026By: /s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: May 8, 2026By:/s/ Daniel F. Dougherty

Daniel F. Dougherty

Executive Vice President and Chief Financial Officer