Form 10-Q
period 2026-06-30
Metropolitan Bank Holding Corp.
filed 2026-07-31
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

YES ☐     NO ☒

There were 12,397,778 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of July 27, 2026.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), share repurchases under the Company’s share repurchase program, dividend payments and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that are difficult to predict and are generally beyond our control and that may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2026 and in this Quarterly Report on Form 10-Q. In addition, these factors include but are not limited to:

●	a failure to successfully manage our credit risk, nonperforming loan resolutions and the sufficiency of our allowance for credit losses;
●	changes in loan demand and declines in real estate values in the Company’s market area, which may adversely affect our loan production;
●	borrower and depositor concentrations (e.g., by geographic area and by industry);
●	the interest rate policies of the Federal Reserve and other regulatory bodies;
●	general economic conditions, including unemployment rates, and potential recessionary and inflationary indicators, either nationally or locally, including the related effects on our borrowers and other clients, such as adverse changes to credit quality, and on our financial condition and results of operations;
●	an unanticipated loss of key personnel or existing clients, or an inability to attract key employees;
●	system failures or cybersecurity breaches of our information technology infrastructure and/or confidential information or those of the Company’s third-party service providers;
●	failure to maintain current technologies or technological changes and enhancements that may be more difficult or expensive to implement than anticipated, and failure to successfully implement future information technology enhancements;
●	emerging issues related to the development and use of artificial intelligence that could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business or clients;
●	the timely and efficient development of new products and services offered by the Company, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by clients;
●	the successful implementation or consummation of new business initiatives, which may be more difficult or expensive than anticipated;
●	an unexpected adverse financial, regulatory, legal or bankruptcy event experienced by our financial service clients;
●	unexpected increases in our expenses;
●	changes in liquidity, including funding sources, deposit flows and the size and composition of our deposit portfolio, and the percentage of uninsured deposits in the portfolio;

●	an unexpected deterioration in the performance of our loan or securities portfolios and our inability to absorb the amount of actual losses inherent in the portfolio;
●	difficulties associated with achieving or predicting expected future financial results;
●	growth that differed from expectations and our ability to manage our growth;
●	increases in competitive pressures among financial institutions or from non-financial institutions which may result in unanticipated changes in our loan or deposit rates;
●	unexpected adverse impacts related to future acquisitions or divestitures;
●	impacts related to or resulting from regional and community bank failures and stresses to regional banks, or conditions in the securities markets or the banking industry being less favorable than currently anticipated;
●	changes in accounting principles, policies or guidelines may cause the Company’s financial condition or results of operation to be reported or perceived differently;
●	legislative, tax or regulatory changes or actions, including changes and the potential for changes to regulatory policy and the promulgation of new laws and regulations following the inauguration of a new presidential administration, may adversely affect the Company’s business;
●	unanticipated increases in FDIC insurance premiums or future assessments;
●	the costs, including the possible incurrence of fines, penalties, or other negative effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions, or other legal actions to which we or any of our subsidiaries are a party, and which may adversely affect our results;
●	the current or the potential impact on the Company’s operations, financial condition, and clients resulting from natural or man-made disasters, climate change, wars, military conflict, acts of terrorism, other geopolitical events, cyberattacks, and global pandemics, or localized epidemics; and
●	unanticipated changes or developments in the industries and sectors in which we have made material investments in, as well as the impact of such changes or developments on our ability to provide banking services to those industries and sectors.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2026	2025
Assets
Cash and due from banks	$10,253	$12,086
Overnight deposits	229,011	381,501
Total cash and cash equivalents	239,264	393,587
Investment securities available-for-sale, at fair value	667,778	578,932
Investment securities held-to-maturity (estimated fair value of $369.5 million and $313.1 million at June 30, 2026 and December 31, 2025, respectively)	415,041	356,627
Equity investment securities, at fair value	5,646	5,609
Total securities	1,088,465	941,168
Other investments	27,759	20,632
Loans, net of deferred fees and costs	7,328,903	6,810,233
Allowance for credit losses	(62,012)	(97,081)
Net loans	7,266,891	6,713,152
Other assets	236,304	187,177
Total assets	$8,858,683	$8,255,716
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand deposits	$1,591,126	$1,479,420
Interest-bearing deposits	6,140,356	5,897,758
Total deposits	7,731,482	7,377,178
Trust preferred securities	20,620	20,620
Secured and other borrowings	15,938	10,975
Other liabilities	122,477	103,831
Total liabilities	7,890,517	7,512,604

Common stock, $0.01 par value, 25,000,000 shares authorized, 13,614,067 and 11,300,191 shares issued; and 12,395,278 and 10,088,617 shares outstanding at June 30, 2026 and December 31, 2025, respectively	136	113
Additional paid in capital	588,133	405,565
Retained earnings	495,034	450,639
Accumulated other comprehensive income (loss), net of tax	(39,044)	(39,739)
Treasury stock, at cost, 1,218,789 and 1,211,574 shares at June 30, 2026 and December 31, 2025, respectively	(76,093)	(73,466)
Total stockholders’ equity	968,166	743,112
Total liabilities and stockholders’ equity	$8,858,683	$8,255,716

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest and dividend income
Loans, including fees	$125,642	$118,774	$248,236	$229,639
Securities	7,895	5,775	14,585	11,172
Overnight deposits	7,010	2,078	12,339	4,003
Other interest and dividends	391	416	710	999
Total interest income	140,938	127,043	275,870	245,813
Interest expense
Deposits	50,194	49,823	98,924	97,001
Borrowed funds	—	3,247	—	7,563
Trust preferred securities	296	326	589	650
Total interest expense	50,490	53,396	99,513	105,214

Net interest income	90,448	73,647	176,357	140,599
Provision for credit losses	13,325	6,378	11,025	10,884
Net interest income after provision for credit losses	77,123	67,269	165,332	129,715

Non-interest income
Service charges on deposit accounts	2,229	2,131	4,503	4,304
Other income	333	492	640	1,957
Total non-interest income	2,562	2,623	5,143	6,261

Non-interest expense
Compensation and benefits	25,362	20,255	49,510	41,994
Bank premises and equipment	3,472	2,513	6,201	4,976
Professional fees	4,615	3,583	7,844	8,569
Technology costs	4,704	3,653	8,900	5,873
Deposit related program fees	6,892	5,967	13,691	10,153
FDIC assessments	1,290	2,999	3,140	5,966
Other expenses	5,467	4,139	8,915	8,300
Total non-interest expense	51,802	43,109	98,201	85,831

Net income before income tax expense	27,883	26,783	72,274	50,145
Income tax expense	8,660	8,016	21,625	15,024
Net income	$19,223	$18,767	$50,649	$35,121

Earnings per common share
Basic earnings	$1.55	$1.78	$4.44	$3.23
Diluted earnings	$1.54	$1.76	$4.40	$3.20

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$19,223	$18,767	$50,649	$35,121

Other comprehensive income (loss), net of tax
Securities available-for-sale:
Unrealized gain (loss) arising during the period, net	(1,865)	3,072	(4,738)	10,062

Cash flow hedges:
Unrealized gain (loss) arising during the period, net	2,054	(1,357)	5,201	(1,752)
Reclassification adjustment for (gains) losses included in net income, net	—	—	232	(631)
Total	2,054	(1,357)	5,433	(2,383)

Total other comprehensive income (loss), net	189	1,715	695	7,679

Comprehensive income (loss), net	$19,412	$20,482	$51,344	$42,800

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	Common		Additional	Retained	AOCI (Loss),	Treasury
	Stock		Paid-in Capital	Earnings	Net	Stock	Total
	Shares	Amount
Three Months Ended
Balance at April 1, 2026	12,392,035	$136	$584,524	$479,177	$(39,233)	$(76,265)	$948,339
Equity-based compensation awards and related tax effect	3,243	—	(556)	4	—	172	(380)
Employee and non-employee stock-based compensation	—	—	4,165	—	—	—	4,165
Net income	—	—	—	19,223	—	—	19,223
Other comprehensive income (loss)	—	—	—	—	189	—	189
Cash dividends declared on common stock ($0.25 per share)	—	—	—	(3,370)	—	—	(3,370)
Balance at June 30, 2026	12,395,278	$136	$588,133	$495,034	$(39,044)	$(76,093)	$968,166

Balance at April 1, 2025	11,066,234	$113	$398,823	$399,015	$(47,170)	$(12,935)	$737,846
Equity-based compensation awards and related tax effect	5,031	—	(359)	—	—	—	(359)
Employee and non-employee stock-based compensation	—	—	2,591	—	—	—	2,591
Treasury stock purchased	(649,881)	—	—	—	—	(37,592)	(37,592)
Net income	—	—	—	18,767	—	—	18,767
Other comprehensive income (loss)	—	—	—	—	1,715	—	1,715
Balance at June 30, 2025	10,421,384	$113	$401,055	$417,782	$(45,455)	$(50,527)	$722,968

Six Months Ended
Balance at January 1, 2026	10,088,617	$113	$405,565	$450,639	$(39,739)	$(73,466)	$743,112
Issuance of common stock	2,313,395	23	186,480	—	—	—	186,503
Equity-based compensation awards and related tax effect	116,327	—	(11,308)	(866)	—	7,232	(4,942)
Employee and non-employee stock-based compensation	—	—	7,396	—	—	—	7,396
Treasury stock purchased	(123,061)	—	—	—	—	(9,859)	(9,859)
Net income	—	—	—	50,649	—	—	50,649
Other comprehensive income (loss)	—	—	—	—	695	—	695
Cash dividends declared on common stock ($0.45 per share)	—	—	—	(5,388)	—	—	(5,388)
Balance at June 30, 2026	12,395,278	$136	$588,133	$495,034	$(39,044)	$(76,093)	$968,166

Balance at January 1, 2025	11,197,625	$112	$400,188	$382,661	$(53,134)	$—	$729,827
Equity-based compensation awards and related tax effect	102,566	1	(3,550)	—	—	—	(3,549)
Employee and non-employee stock-based compensation	—	—	4,417	—	—	—	4,417
Treasury stock purchased	(878,807)	—	—	—	—	(50,527)	(50,527)
Net income	—	—	—	35,121	—	—	35,121
Other comprehensive income (loss)	—	—	—	—	7,679	—	7,679
Balance at June 30, 2025	10,421,384	$113	$401,055	$417,782	$(45,455)	$(50,527)	$722,968

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$50,649	$35,121
Adjustments to reconcile net income to net cash:
Net depreciation, amortization, and accretion	(4,735)	(3,414)
Provision for credit losses	11,025	10,884
Stock-based compensation	7,396	4,417
Other, net	(37)	(167)
Net change in:
Other assets	(22,122)	(13,845)
Other liabilities	2,082	(6,847)
Net cash provided by (used in) operating activities	44,258	26,149

Cash flows from investing activities
Loan originations and payments, net	(563,812)	(574,464)
Proceeds from the sale of loans	4,712	—
Redemptions of FRB and FHLB Stock	8	24,195
Purchases of FRB and FHLB Stock	(7,135)	(20,856)
Purchase of securities available-for-sale	(153,534)	(85,142)
Purchase of securities held-to-maturity	(77,168)	—
Proceeds from paydowns and maturities of securities available-for-sale	58,213	30,801
Proceeds from paydowns and maturities of securities held-to-maturity	18,481	40,385
Purchase of premises and equipment	(3,927)	(3,064)
Net cash provided by (used in) investing activities	(724,162)	(588,145)

Cash flows from financing activities
Proceeds from issuance of common stock, net	186,503	—
Proceeds from (repayments of) federal funds purchased, net	—	(160,000)
Proceeds from (repayments of) FHLB advances, net	—	(90,000)
Redemption of common stock for tax withholdings for restricted stock vesting	(4,942)	(3,550)
Proceeds from (repayments of) secured borrowings, net	4,963	9,925
Net increase (decrease) in deposits	354,304	808,333
Purchase of treasury stock	(9,859)	(50,527)
Cash dividend paid	(5,388)	—
Net cash provided by (used in) financing activities	525,581	514,181

Increase (decrease) in cash and cash equivalents	(154,323)	(47,815)
Cash and cash equivalents at the beginning of the period	393,587	200,268
Cash and cash equivalents at the end of the period	$239,264	$152,453

Supplemental information
Cash paid for:
Interest	$98,545	$103,688
Income Taxes	$45,301	$15,527

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

NOTE 2 — BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform with GAAP and predominant practices within the U.S. banking industry. The Unaudited Consolidated Financial Statements (“unaudited financial statements”) include the accounts of the Company and the Bank. All intercompany balances and transactions have been eliminated. The unaudited financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q, Article 10 of Regulation S-X and predominant practices within the U.S. banking industry. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The unaudited financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

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

The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or for any other period.

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

The CRE and C&I lifetime loss rate models were developed using the historical loss experience of all banks in the model’s developmental dataset. Banks in the model’s developmental dataset may have different loss experiences due to geography and portfolio as well as operational and underwriting procedures that vary from those of the Company, and therefore, the Company calibrates expected losses using a peer scalar function provided by the model vendor. The peer scalar was calculated by examining the loss rates of peer banks that have similar asset bases and that operate in similar markets as the Company and comparing these peer group loss rates to the model results.

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

NOTE 4 — INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of AFS and HTM debt securities and equity investments and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At June 30, 2026	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$20,000	$—	$(1,819)	$18,181
U.S. State and Municipal securities	11,105	—	(1,413)	9,692
Residential MBS	649,390	626	(55,127)	594,889
Commercial MBS	45,367	—	(2,555)	42,812
Asset-backed securities	2,262	—	(58)	2,204
Total securities available-for-sale	$728,124	$626	$(60,972)	$667,778

Held-to-Maturity Securities:
U.S. State and Municipal securities	$14,937	$—	$(1,362)	$13,575
Residential MBS	392,067	17	(43,766)	348,318
Commercial MBS	8,037	—	(478)	7,559
Total securities held-to-maturity	$415,041	$17	$(45,606)	$369,452

Equity Investments:
CRA Mutual Fund	$5,948	$—	$(302)	$5,646
Total equity investment securities	$5,948	$—	$(302)	$5,646

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2025	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$30,000	$—	$(1,886)	$28,114
U.S. State and Municipal securities	11,184	—	(1,456)	9,728
Residential MBS	543,349	2,409	(50,726)	495,032
Commercial MBS	45,560	79	(1,939)	43,700
Asset-backed securities	2,419	—	(61)	2,358
Total securities available-for-sale	$632,512	$2,488	$(56,068)	$578,932

Held-to-Maturity Securities:
U.S. State and Municipal securities	$15,065	$—	$(1,402)	$13,663
Residential MBS	333,515	—	(41,662)	291,853
Commercial MBS	8,047	—	(481)	7,566
Total securities held-to-maturity	$356,627	$—	$(43,545)	$313,082

Equity Investments:
CRA Mutual Fund	$5,858	$—	$(249)	$5,609
Total equity investment securities	$5,858	$—	$(249)	$5,609

There were no proceeds from sales or calls of AFS securities for the three and six months ended June 30, 2026 and 2025.

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

	Held-to-Maturity		Available-for-Sale
At June 30, 2026	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$—	$—
After 1 year through 5 years	—	—	15,000	14,318
After 5 years through 10 years	—	—	9,821	7,813
After 10 years	14,937	13,575	6,284	5,742
Mortgage-backed and Asset-backed Securities	400,104	355,877	697,019	639,905
Total Securities	$415,041	$369,452	$728,124	$667,778

	Held-to-Maturity		Available-for-Sale
At December 31, 2025	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$10,000	$9,960
After 1 year through 5 years	—	—	15,000	14,261
After 5 years through 10 years	—	—	4,823	3,985
After 10 years	15,065	13,663	11,361	9,636
Mortgage-backed and Asset-backed Securities	341,562	299,419	591,328	541,090
Total Securities	$356,627	$313,082	$632,512	$578,932

At June 30, 2026, there were $960.4 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $127.0 million was encumbered. At December 31, 2025, there were $807.5 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $118.2 million was encumbered.

At June 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. At June 30, 2026 and December 31, 2025, all of the residential MBS and commercial MBS held by the Company were issued by U.S. Government-sponsored entities and agencies.

The following tables present debt securities with unrealized/unrecognized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At June 30, 2026	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$18,181	$(1,819)	$18,181	$(1,819)
U.S. State and Municipal securities	—	—	9,692	(1,413)	9,692	(1,413)
Residential MBS	289,362	(3,546)	225,861	(51,581)	515,223	(55,127)
Commercial MBS	20,087	(323)	22,725	(2,232)	42,812	(2,555)
Asset-backed securities	—	—	2,204	(58)	2,204	(58)
Total securities available-for-sale	$309,449	$(3,869)	$278,663	$(57,103)	$588,112	$(60,972)

Held-to-Maturity Securities:
U.S. State and Municipal securities	$—	$—	$13,575	$(1,362)	$13,575	$(1,362)
Residential MBS	49,392	(177)	271,583	(43,589)	320,975	(43,766)
Commercial MBS	—	—	7,559	(478)	7,559	(478)
Total securities held-to-maturity	$49,392	$(177)	$292,717	$(45,429)	$342,109	$(45,606)

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2025	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$28,114	$(1,886)	$28,114	$(1,886)
U.S. State and Municipal securities	—	—	9,728	(1,456)	9,728	(1,456)
Residential MBS	—	—	241,900	(50,726)	241,900	(50,726)
Commercial MBS	10,878	(13)	23,354	(1,926)	34,232	(1,939)
Asset-backed securities	—	—	2,358	(61)	2,358	(61)
Total securities available-for-sale	$10,878	$(13)	$305,454	$(56,055)	$316,332	$(56,068)

Held-to-Maturity Securities:
U.S. State and Municipal securities	$—	$—	$13,663	$(1,402)	$13,663	$(1,402)
Residential MBS	—	—	291,853	(41,662)	291,853	(41,662)
Commercial MBS	—	—	7,566	(481)	7,566	(481)
Total securities held-to-maturity	$—	$—	$313,082	$(43,545)	$313,082	$(43,545)

Except for U.S. State and Municipal securities, the Company has a zero loss expectation for its HTM securities portfolio, and therefore has no ACL related to these securities. Obligations of U.S. State and Municipal securities were rated investment grade and the associated ACL was immaterial at June 30, 2026 and December 31, 2025.

AFS securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. The unrealized losses on AFS securities are primarily due to the changes in market interest rates subsequent to purchase. In addition, the Company does not intend, nor would it be required, to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no ACL was recognized during the three and six months ended June 30, 2026 and 2025.

NOTE 5 — LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans, net of deferred costs and fees, consist of the following (in thousands):

	At	At
	June 30,	December 31,
	2026	2025
Real estate
Commercial	$5,764,905	$5,201,489
Construction	244,244	261,804
Multi-family	414,331	397,010
One-to four-family	84,332	86,449
Total real estate loans	6,507,812	5,946,752
Commercial and industrial	831,436	871,652
Consumer	9,283	10,349
Total loans	7,348,531	6,828,753
Deferred fees, net of origination costs	(19,628)	(18,520)
Loans, net of deferred fees and costs	7,328,903	6,810,233
Allowance for credit losses	(62,012)	(97,081)
Net loans	$7,266,891	$6,713,152

At June 30, 2026, $3.5 billion of loans were pledged to support wholesale funding, of which $535.4 million were encumbered. At December 31, 2025, $3.7 billion of loans were pledged to support wholesale funding, of which $446.5 million were encumbered.

The following tables present the activity in the ACL for funded loans by segment. The portfolio segments represent the categories that the Company uses to determine its ACL (in thousands):

				Multi-	One-to four-
Three months ended June 30, 2026	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$45,462	$12,586	$1,410	$21,796	$626	$191	$82,071
Provision/(credit) for credit losses	916	12,987	246	59	(18)	(25)	14,165
Loans charged-off	(538)	(14,397)	—	(19,903)	—	—	(34,838)
Recoveries	603	—	—	—	—	11	614
Total ending allowance balance	$46,443	$11,176	$1,656	$1,952	$608	$177	$62,012

				Multi-	One-to four-
Three months ended June 30, 2025	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$44,647	$12,433	$2,518	$7,259	$602	$344	$67,803
Provision/(credit) for credit losses	5,808	166	(178)	412	(24)	70	6,254
Loans charged-off	—	—	—	—	—	(112)	(112)
Recoveries	—	125	—	—	—	1	126
Total ending allowance balance	$50,455	$12,724	$2,340	$7,671	$578	$303	$74,071

				Multi-	One-to four-
Six months ended June 30, 2026	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$60,818	$10,181	$2,510	$22,619	$540	$413	$97,081
Provision/(credit) for credit losses	(6,467)	19,697	(854)	(764)	68	(83)	11,597
Loans charged-off	(8,511)	(18,727)	—	(19,903)	—	(153)	(47,294)
Recoveries	603	25	—	—	—	—	628
Total ending allowance balance	$46,443	$11,176	$1,656	$1,952	$608	$177	$62,012

				Multi-	One-to four-
Six months ended June 30, 2025	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$42,070	$10,991	$1,962	$7,290	$577	$383	$63,273
Provision/(credit) for credit losses	8,385	1,428	378	381	1	150	10,723
Loans charged-off	—	—	—	—	—	(231)	(231)
Recoveries	—	305	—	—	—	1	306
Total ending allowance balance	$50,455	$12,724	$2,340	$7,671	$578	$303	$74,071

Net charge-offs for the three and six months ended June 30, 2026 were $34.2 million and $46.7 million, respectively. Net recoveries for the three and six months ended June 30, 2025 were $14,000 and $76,000, respectively.

The following tables present the activity in the ACL for unfunded loan commitments (in thousands):

Three months ended June 30,		Six months ended June 30,
2026	2025	2026	2025

Balance at the beginning of period	$2,409	$2,046	$2,140	$2,008
Provision/(credit) for credit losses	(840)	124	(571)	162
Total ending allowance balance	$1,569	$2,170	$1,569	$2,170

The following tables present the recorded investment in non-accrual loans and loans past due 90 days and greater and still accruing, by class of loans (in thousands):

			Loans Past Due
		Non-accrual	90 Days and
	Total	Without an	Greater and
At June 30, 2026	Non-accrual	ACL	Still Accruing
Commercial real estate	$30,213	$6,713	$—
Commercial & industrial	11,262	11,262	—
Multi-family	23,094	23,094	—
One-to-four family	2,401	2,401	—
Consumer	—	—	—
Total	$66,970	$43,470	$—

			Loans Past Due
		Non-accrual	90 Days and
	Total	Without an	Greater and
At December 31, 2025	Non-accrual	ACL	Still Accruing
Commercial real estate	$32,809	$3,365	$—
Commercial & industrial	8,989	6,989	—
Multi-family	42,599	7,861	—
One-to-four family	2,450	2,450	—
Consumer	—	—	37
Total	$86,847	$20,665	$37

Interest income on non-accrual loans recognized on a cash basis for the three and six months ended June 30, 2026 and 2025 was immaterial.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

			Non-accrual or	Total Past
	30-59	60-89	90 Days and	Due or	Current
At June 30, 2026	Days	Days	Greater	Non-accrual	Loans	Total
Commercial real estate	$10,707	$—	$30,213	$40,920	$5,723,985	$5,764,905
Commercial & industrial	—	600	11,262	11,862	819,574	831,436
Construction	—	—	—	—	244,244	244,244
Multi-family	8,846	—	23,094	31,940	382,391	414,331
One-to four-family	444	—	2,401	2,845	81,487	84,332
Consumer	—	—	—	—	9,283	9,283
Total	$19,997	$600	$66,970	$87,567	$7,260,964	$7,348,531

			Non-accrual or	Total Past
	30-59	60-89	90 Days and	Due or	Current
At December 31, 2025	Days	Days	Greater	Non-accrual	Loans	Total
Commercial real estate	$—	$—	$32,809	$32,809	$5,168,680	$5,201,489
Commercial & industrial	—	200	8,989	9,189	862,463	871,652
Construction	—	—	—	—	261,804	261,804
Multi-family	1,755	—	42,599	44,354	352,656	397,010
One-to four-family	1,246	—	2,450	3,696	82,753	86,449
Consumer	81	—	37	118	10,231	10,349
Total	$3,082	$200	$86,884	$90,166	$6,738,587	$6,828,753

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

The following table presents loan balances by credit quality indicator and year of origination at June 30, 2026 and charge-offs for the six months ended June 30, 2026 (in thousands):

						2021
	2026	2025	2024	2023	2022	& Prior	Revolving	Total
CRE
Pass	$1,544,314	$2,000,568	$872,414	$412,279	$481,732	$280,116	$53,736	$5,645,159
Special Mention	35,335	22,926	27,811	—	—	—	—	86,072
Substandard	23,500	3,461	—	—	4,631	2,082	—	33,674
Total	$1,603,149	$2,026,955	$900,225	$412,279	$486,363	$282,198	$53,736	$5,764,905

Construction
Pass	$66,396	$57,315	$98,938	$—	$—	$—	$21,595	$244,244
Total	$66,396	$57,315	$98,938	$—	$—	$—	$21,595	$244,244

Multi-family
Pass	$127,573	$81,693	$25,972	$30,107	$34,427	$55,957	$11,116	$366,845
Special Mention	—	15,402	—	—	—	8,990	—	24,392
Substandard	—	19,166	2,529	—	—	1,399	—	23,094
Total	$127,573	$116,261	$28,501	$30,107	$34,427	$66,346	$11,116	$414,331

One-to four-family
Current	$—	$—	$—	$45,000	$3,105	$33,826	$—	$81,931
Past Due	—	—	—	—	—	2,401	—	2,401
Total	$—	$—	$—	$45,000	$3,105	$36,227	$—	$84,332

C&I
Pass	$73,138	$41,650	$62,544	$7,307	$46,272	$7,599	$536,856	$775,366
Special Mention	1,434	7,967	600	—	—	—	—	10,001
Substandard	—	—	—	3,840	27,773	—	14,456	46,069
Total	$74,572	$49,617	$63,144	$11,147	$74,045	$7,599	$551,312	$831,436

Consumer
Current	$—	$—	$—	$—	$—	$9,283	$—	$9,283
Total	$—	$—	$—	$—	$—	$9,283	$—	$9,283

Total
Pass/Current	$1,811,421	$2,181,226	$1,059,868	$494,693	$565,536	$386,781	$623,303	$7,122,828
Special Mention	36,769	46,295	28,411	—	—	8,990	—	120,465
Substandard/Past due	23,500	22,627	2,529	3,840	32,404	5,882	14,456	105,238
Total	$1,871,690	$2,250,148	$1,090,808	$498,533	$597,940	$401,653	$637,759	$7,348,531

Charge-offs
CRE	$—	$—	$—	$—	$—	$8,511	$—	$8,511
C&I	—	—	200	—	14,198	4,329	—	18,727
Multi-family	—	—	—	—	5,790	14,113	—	19,903
Consumer	—	—	—	—	—	153	—	153
Total	$—	$—	$200	$—	$19,988	$27,106	$—	$47,294

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

A loan is considered collateral dependent when the borrower is experiencing financial difficulties and repayment is expected to be substantially provided by the operation or sale of the collateral. The following table presents collateral dependent loans by portfolio segment as of June 30, 2026 and December 31, 2025. These loans are classified as substandard as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Collateral dependent loans:
Commercial real estate	$33,674	$36,284
Multi-family	23,094	42,599
One-to four-family	2,401	2,450
Total	$59,169	$81,333

The following tables show the amortized cost basis of modified loans to borrowers experiencing financial difficulty during the periods indicated (in thousands):

		Combination	Combination
		Term	Term Extension		Modifications
		Extension and	Payment Deferral and		as a % of
Three months ended June 30, 2026	Extension	Interest Rate	Debt Forgiveness	Total	Loan Class
Commercial real estate	$—	$23,500	$—	$23,500	0.4%
Multi-family	$—	$—	$13,880	$13,880	3.3%
Total	$—	$23,500	$13,880	$37,380

		Combination	Combination
		Term	Term Extension		Modifications
		Extension and	Payment Deferral and		as a % of
Six months ended June 30, 2026	Extension	Interest Rate	Debt Forgiveness	Total	Loan Class
Commercial real estate	$—	$23,500	$—	$23,500	0.4%
Multi-family	$—	$—	$13,880	$13,880	3.3%
Total	$—	$23,500	$13,880	$37,380

		Combination	Combination
		Term	Term Extension		Modifications
		Extension and	Payment Deferral and		as a % of
Three months ended June 30, 2025	Extension	Interest Rate	Debt Forgiveness	Total	Loan Class
Commercial real estate	$—	$—	$—	$—	0.0%
Total	$—	$—	$—	$—

		Combination	Combination
		Term	Term Extension		Modifications
		Extension and	Payment Deferral and		as a % of
Six months ended June 30, 2025	Extension	Interest Rate	Debt Forgiveness	Total	Loan Class
Multi-family	$51,239	$—	$—	$51,239	12.4%
Total	$51,239	$—	$—	$51,239

The following tables describe the types of modifications made to borrowers experiencing financial difficulty (dollars in thousands):

	Types of Modifications
				Weighted
		Combination	Combination	Average
		Term	Term Extension	Interest
	Term	Extension and	Payment Deferral	Rate
	Extension	Interest Rate	and Debt Forgiveness	Reduction
Three months ended June 30, 2026
Commercial real estate	—	96 months	—	2.8%
Multi-family	—	—	130 months 3 months $19,903	0.0%

	Types of Modifications
				Weighted
		Combination	Combination	Average
		Term	Term Extension	Interest
	Term	Extension and	Payment Deferral	Rate
	Extension	Interest Rate	and Debt Forgiveness	Reduction
Six months ended June 30, 2026
Commercial real estate	—	96 months	—	2.8%
Multi-family	—	—	130 months 3 months $19,903	0.0%

Types of Modifications
Weighted
		Combination	Combination	Average
		Term	Term Extension	Interest
	Term	Extension and	Payment Deferral	Rate
	Extension	Interest Rate	and Debt Forgiveness	Reduction
Three months ended June 30, 2025
Multi-family	—	—	—	0.0%

Types of Modifications
Weighted
		Combination	Combination	Average
		Term	Term Extension	Interest
	Term	Extension and	Payment Deferral	Rate
	Extension	Interest Rate	and Debt Forgiveness	Reduction
Six months ended June 30, 2025
Multi-family	6-12 months	—	—	0.0%

There were $23.5 million of CRE loans and $13.9 million of multi-family loans that had a payment default during the three and six months ended June 30, 2026 that were modified in the prior 12 months before default to borrowers experiencing financial difficulty. At June 30, 2026 there were no additional commitments to lend to borrowers experiencing financial difficulty whose loans have been modified. There were $7.0 million of loans that had a payment default during the three and six months ended June 30, 2025 that were modified in the prior 12 months before default to borrowers experiencing financial difficulty. At June 30, 2025, there were no additional commitments to lend to borrowers experiencing financial difficulty whose loans have been modified.

NOTE 6 — BORROWINGS

Borrowings consisted of the following (in thousands):

			Interest Expense		Interest Expense
	At	At	Three months ended		Six months ended
	June 30,	December 31,	June 30,		June 30,
	2026	2025	2026	2025	2026	2025
Federal funds purchased and securities sold under agreements to repurchase	$—	$—	$—	$1,260	$—	$2,670
Federal Home Loan Bank of New York advances	$—	$—	$—	$1,829	$—	$4,584

Secured and other borrowings:
Secured borrowings	$15,938	$10,975	N.M.	N.M.	N.M	N.M

N.M. – not meaningful

Federal funds purchased are generally overnight transactions and FHLBNY advances are short-term transactions. At June 30, 2026, the Company had no outstanding Federal funds purchased or FHLBNY advances.

Secured borrowings are loan participation agreements with counterparties where the transfer of the participation interest did not qualify for sale treatment under GAAP.

At June 30, 2026, the Company had cash on deposit with the FRBNY and available secured wholesale funding borrowing capacity of $3.1 billion.

NOTE 7 —  STOCKHOLDERS’ EQUITY

The Board of Directors has authorized an aggregate of $150 million of repurchases of the Company’s common stock since March 2025. During the three months ended June 30, 2026, the Company repurchased no shares of its common stock. During the six months ended June 30, 2026, the Company repurchased 123,061 shares of the Company’s common stock at an average cost of $80.11 per share. At June 30, 2026, treasury stock at cost was $76.1 million. At June 30, 2026, the Company had $50 million of capacity for repurchases of its common stock remaining under the current authorization from the Board of Directors.

The Company may repurchase shares of common stock from time to time on the open market or by other means in accordance with applicable securities laws and other restrictions, including, in part, under a Rule 10b5-1 plan. The number of shares to be repurchased and the timing of additional repurchases, if any, will depend on several factors, including market conditions, prevailing share price, corporate and regulatory requirements, and other considerations. The share repurchase plan has no expiration date, may be discontinued or suspended at any time and does not obligate the Company to acquire any amount of its common stock. The Company records common stock that it repurchases as treasury stock at cost. Treasury stock is reissued at average cost.

During the first quarter of 2026, the Company completed a follow-on public equity offering of approximately 2.3 million shares of the Company’s common stock (including the underwriters’ overallotment option) at a public offering price of $85.00 per share, resulting in proceeds, net of underwriting discounts and commissions of approximately $186.5 million.

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Basic
Net income available to common stockholders	$19,223	$18,767	$50,648	$35,121

Weighted average common shares outstanding	12,381,794	10,564,275	11,413,075	10,886,120

Basic earnings per common share	$1.55	$1.78	$4.44	$3.23

Diluted
Net income allocated to common stockholders	$19,223	$18,767	$50,648	$35,121

Weighted average common shares outstanding for basic earnings per common share	12,381,794	10,564,275	11,413,075	10,886,120
Add: Dilutive effects of assumed vesting of performance based restricted stock units	38,654	29,906	33,478	24,776
Add: Dilutive effects of assumed vesting of restricted stock units	95,491	82,697	74,854	64,535
Average shares and diluted potential common shares	12,515,939	10,676,878	11,521,407	10,975,431

Diluted earnings per common share	$1.54	$1.76	$4.40	$3.20

For the three and six months ended June 30, 2026, and 2025, respectively, all granted PRSUs and restricted stock units were considered in computing diluted earnings per common share.

NOTE 9 — STOCK COMPENSATION PLAN

Equity Incentive Plan

At June 30, 2026, the Company maintained a stock compensation plan, the Amended and Restated 2022 Equity Incentive Plan, as amended (the “2022 EIP”).

The 2022 EIP was approved on May 31, 2022 by the stockholders of the Company and an amendment and restatement of the 2022 EIP was approved by the stockholders of the Company on May 29, 2024 to increase the number of shares of common stock that may be issued under the plan by 358,000. The stockholders of the Company subsequently approved an amendment to the 2022 EIP on May 28, 2025 to increase the number of shares of common stock that may be issued under the plan by an additional 750,000. Under the 2022 EIP, the remaining maximum number of shares of stock that may be delivered to participants in the form of restricted stock, restricted stock units and stock options, including ISOs and non-qualified stock options is 676,151 at June 30, 2026, subject to adjustment as set forth in the 2022 EIP.

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

In the first quarter of 2026 and 2025, 104,755 and 133,359 restricted stock units were granted to certain key personnel, respectively. One-third of these shares vest each year for three years beginning in March, 2027 and March, 2026, respectively. In the first quarter of 2026, 30,000 restricted stock units were granted to certain key personnel that fully vest one year from the grant date. Total compensation cost that has been charged against income for restricted stock grants was $2.7 million and $4.4 million for the three and six months ended June 30, 2026, respectively. Total compensation cost that has been charged against income for restricted stock grants was $1.5 million and $3.2 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, there was $14.7 million of total unrecognized compensation expense related to the restricted stock grants. The cost is expected to be recognized over a weighted-average period of 2.03 years.

In January 2026, 27,500 restricted stock units were granted to members of the Company’s Board of Directors, which fully vest one year from the grant date. In January 2025, 27,500 restricted stock units were granted to members of the Company’s Board of Directors which vested in January 2026. Total expense for the restricted stock unit awards granted to members of the Board of Directors was $783,000 and $1.3 million for the three and six months ended June 30, 2026, respectively. Total expense for the awards granted to members of the Board of Directors was $452,000 and $905,000 for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, total unrecognized expense for these awards was $1.3 million.

The following table summarizes the changes in the Company’s restricted stock grants:

	Six months ended
	June 30, 2026
		Weighted
		Average
	Number	Grant Date
	of	Fair Value
	Shares	per Share
Outstanding, beginning of period	261,475	$55.27
Granted	162,255	90.59
Forfeited	(3,465)	65.60
Vested	(147,129)	55.23
Outstanding at end of period	273,136	$74.37

Performance-Based Stock Units

During the second quarter of 2022, the Company established a long-term incentive award program under the 2022 EIP. Under the program, 39,018 PRSUs were granted in the first quarter of 2026. 11,148 of these PRSUs vest in equal installments over a three-year period beginning in March 2027 if certain performance criteria are met. 27,870 of these PRSUs cliff vest after three years from January 2026 if certain performance criteria are met. In the first quarter of 2025, 52,807 PRSUs were awarded, which vest in equal installments over a three-year period beginning in March 2026 if certain performance criteria are met. In the second quarter of 2024, 73,260 PRSUs were awarded, of which 31,746 met the performance criteria and vest in equal installments over a three-year period beginning in June 2025. If the performance criteria are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The total weighted average service inception date fair value of the outstanding awarded shares was $7.8 million. Total compensation cost that has been charged/(reversed) against income for these PRSUs was $693,000 and $1.7 million for the three and six months ended June 30, 2026, respectively. Total compensation cost that has been charged/(reversed) against income for these PRSUs was $576,000 and $330,000 for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, there was $4.0 million of total unrecognized compensation expense related to PRSUs. The cost is expected to be recognized over a weighted-average period of 2.40 years.

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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis

Assets measured on a recurring basis are limited to the Company’s AFS securities portfolio, equity investments, and derivative contracts. The AFS portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Equity investments are carried at estimated fair value with changes in fair value reported on the statements of operations. Outstanding derivative contracts designated as cash flow hedges are carried at estimated fair value with changes in fair value reported as accumulated other comprehensive income or loss in shareholders’ equity. Outstanding derivatives not designated as hedges are carried at estimated fair value with changes in fair value reported as non-interest income. The fair values for substantially all of these assets are obtained monthly from an independent nationally recognized pricing service. On a quarterly basis, the Company assesses the reasonableness of the fair values obtained for the AFS portfolio by reference to a second independent nationally recognized pricing service. Based on the nature of these securities, the Company’s independent pricing service provides prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in the Company’s portfolio. Various modeling techniques are used to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, the Company obtains the models, inputs and assumptions utilized by its pricing service and reviews them for reasonableness. Other than derivative contracts, the Company did not have any liabilities that were measured at fair value at June 30, 2026 and December 31, 2025.

From time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain loans where the carrying value is based on the fair value of the underlying collateral estimated using Level 3 inputs consisting of individual third-party appraisals that may be adjusted based on certain criteria.

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At June 30, 2026
Recurring Fair Value Measurements:
Assets
U.S. Government agency securities	$18,181	$—	$18,181	$—
U.S. State and Municipal securities	9,692	—	9,692	—
Residential mortgage securities	594,889	—	594,889	—
Commercial mortgage securities	42,812	—	42,812	—
Asset-backed securities	2,204	—	2,204	—
CRA Mutual Fund	5,646	5,646	—	—
Derivative assets	4,021	—	4,021	—
Liabilities
Derivative liabilities	268	—	268	—
Non-Recurring Fair Value Measurements:
Assets
Collateral dependent loans	34,980	—	—	34,980

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At December 31, 2025
Recurring Fair Value Measurements:
Assets
U.S. Government agency securities	$28,114	$—	$28,114	$—
U.S. State and Municipal securities	9,728	—	9,728	—
Residential mortgage securities	495,032	—	495,032	—
Commercial mortgage securities	43,700	—	43,700	—
Asset-backed securities	2,358	—	2,358	—
CRA Mutual Fund	5,609	5,609	—	—
Derivative assets	888	—	888	—
Liabilities
Derivative liabilities	4,562	—	4,562	—
Non-Recurring Fair Value Measurements:
Assets
Collateral dependent loans	42,408	—	—	42,408

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2026 and 2025.

At June 30, 2026, a collateral dependent CRE loan with a total amortized cost of $23.5 million was reduced by an allowance for credit losses of $2.4 million for a reported total net carrying amount of $21.1 million. At June 30, 2026 collateral dependent multi-family loans with a total amortized cost of $33.8 million were reduced by $19.9 million of charge-offs to the allowance for credit losses for a reported total net carrying amount of $13.9 million. The collateral value for these loans was estimated using individual third party appraisals that utilized the sales comparison valuation technique. The

Company used Level 3 inputs to estimate the fair value including discounts to the appraisal for costs to sell, and other adjustments, ranging from -2% to -71%, and with a weighted-average of -27%.

At December 31, 2025, collateral dependent multi-family loans with a total amortized cost of $34.7 million were reduced by an allowance for credit losses of $19.9 million for a reported total net carrying amount of $14.8 million. At December 31, 2025, collateral dependent CRE loans with a total amortized cost of $32.0 million were reduced by an allowance for credit losses of $4.4 million for a reported total net carrying amount of $27.6 million. The collateral values for these loans were estimated using individual third party appraisals that utilized the sales comparison valuation technique. The Company used Level 3 inputs to estimate the fair value including discounts to the appraisals for costs to sell, and other adjustments ranging from -100% to 15%, and with a weighted-average of -40%.

Assets and Liabilities Not Measured at Fair Value

The Company has engaged independent pricing service providers to provide the fair values of its financial assets and liabilities not measured at fair value. These providers follow FASB’s exit pricing guidelines, as required by ASC 820, Fair Value Measurement, when calculating the fair market value. Cash and cash equivalents include cash and due from banks and overnight deposits. The estimated fair values of cash and cash equivalents are assumed to equal their carrying values, as these financial instruments are either due on demand or have short-term maturities. For securities and the disability fund, if quoted market prices are not available for a specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. These pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads. The estimated fair value of loans are measured using an exit price notion. Ownership in equity securities of the FRB and FHLB is generally restricted and there is no established liquid market for their resale. The fair values of deposit liabilities with no stated maturity (i.e., money market and savings deposits, and non-interest-bearing demand deposits) are equal to the carrying amounts payable on demand. Time deposits are valued using a replacement cost of funds approach. Trust preferred securities are valued using a replacement cost of funds approach. For all other assets and liabilities it is assumed that the carrying value equals their current fair value.

Carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At June 30, 2026	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$10,253	$10,253	$—	$—	$10,253
Overnight deposits	229,011	229,011	—	—	229,011
Securities held-to-maturity	415,041	—	369,452	—	369,452
Loans, net	7,266,891	—	—	7,306,266	7,306,266
Other investments
FRB Stock	17,008	N/A	N/A	N/A	N/A
FHLB Stock	8,504	N/A	N/A	N/A	N/A
Disability Fund	1,500	—	1,500	—	1,500
Time deposits at banks	747	747	—	—	747
Accrued interest receivable	36,505	—	3,124	33,381	36,505

Financial Liabilities:
Non-interest-bearing demand deposits	$1,591,126	$1,591,126	$—	$—	$1,591,126
Money market and savings deposits	5,987,018	5,987,018	—	—	5,987,018
Time deposits	153,338	—	153,011	—	153,011
Trust preferred securities	20,620	—	—	20,007	20,007
Accrued interest payable	2,603	9	2,289	305	2,603
Secured and other borrowings	15,938	—	15,938	—	15,938

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2025	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$12,086	$12,086	$—	$—	$12,086
Overnight deposits	381,501	381,501	—	—	381,501
Securities held-to-maturity	356,627	—	313,082	—	313,082
Loans, net	6,713,152	—	—	6,790,711	6,790,711
Other investments
FRB Stock	11,410	N/A	N/A	N/A	N/A
FHLB Stock	7,224	N/A	N/A	N/A	N/A
Disability Fund	1,500	—	1,500	—	1,500
Time deposits at banks	498	498	—	—	498
Accrued interest receivable	35,818	—	2,430	33,388	35,818

Financial Liabilities:
Non-interest-bearing demand deposits	$1,479,420	$1,479,420	$—	$—	$1,479,420
Money market and savings deposits	5,707,634	5,707,634	—	—	5,707,634
Time deposits	190,124	—	190,195	—	190,195
Trust preferred securities	20,620	—	—	20,028	20,028
Accrued interest payable	1,635	12	1,302	321	1,635
Secured and other borrowings	10,975	—	10,975	—	10,975

NOTE 11 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the tax effects allocated to each component of Other Comprehensive Income (Loss) (in thousands):

	Three months ended
	June 30, 2026			June 30, 2025
	Before	Tax	After	Before	Tax	After
	Tax	Effect	Tax	Tax	Effect	Tax
Unrealized gain (loss) arising on AFS securities
Unrealized gain (loss) arising during the period	$(2,663)	$798	$(1,865)	$4,386	$(1,314)	$3,072

Unrealized gain (loss) arising on cash flow hedges
Unrealized gain (loss) arising during the period	2,933	(879)	2,054	(1,937)	580	(1,357)
Total other comprehensive income (loss)	$270	$(81)	$189	$2,449	$(734)	$1,715

	Six months ended
	June 30, 2026			June 30, 2025
	Before	Tax	After	Before	Tax	After
	Tax	Effect	Tax	Tax	Effect	Tax
Unrealized gain (loss) arising on AFS securities
Unrealized gain (loss) arising during the period	$(6,766)	$2,028	$(4,738)	$14,368	$(4,306)	$10,062

Unrealized gain (loss) arising on cash flow hedges
Unrealized gain (loss) arising during the period	$7,427	$(2,226)	$5,201	$(2,501)	$749	$(1,752)
Reclassification adjustment for gain included in net income	331	(99)	232	(911)	280	(631)
Net Change	7,758	(2,325)	5,433	(3,412)	1,029	(2,383)
Total other comprehensive income (loss)	$992	$(297)	$695	$10,956	$(3,277)	$7,679

The following tables present the after-tax changes in the balances of each component of Accumulated Other Comprehensive Income (Loss) at the dates indicated (in thousands):

			Total
			Accumulated
			Other
	AFS	Cash Flow	Comprehensive
	Securities	Hedge	Income (Loss)

Balance at April 1, 2026	$(39,807)	$574	$(39,233)
Other comprehensive income (loss), net of tax	(1,865)	2,054	189
Balance at June 30, 2026	$(41,672)	$2,628	$(39,044)

Balance at April 1, 2025	$(46,341)	$(829)	$(47,170)
Other comprehensive income (loss), net of tax	3,072	(1,357)	1,715
Balance at June 30, 2025	$(43,269)	$(2,186)	$(45,455)

			Total
			Accumulated
			Other
	AFS	Cash Flow	Comprehensive
	Securities	Hedge	Income (Loss)
Balance at January 1, 2026	$(36,934)	$(2,805)	$(39,739)
Unrealized gain (loss) arising during the period, net of tax	(4,738)	5,201	463
Reclassification adjustment for (gain) loss included in net income, net of tax	—	232	232
Other comprehensive income (loss), net of tax	(4,738)	5,433	695
Balance at June 30, 2026	$(41,672)	$2,628	$(39,044)

Balance at January 1, 2025	$(53,331)	$197	$(53,134)
Unrealized gain (loss) arising during the period, net of tax	10,062	(1,752)	8,310
Reclassification adjustment for gain included in net income, net of tax	—	(631)	(631)
Other comprehensive income (loss), net of tax	10,062	(2,383)	7,679
Balance at June 30, 2025	$(43,269)	$(2,186)	$(45,455)

The following table shows the amounts reclassified out of AOCI for the realized gain on cash flow hedges (in thousands):

					Affected line item in
	Three months ended		Six months ended		the Consolidated Statements
	June 30,		June 30,		of Operations
	2026	2025	2026	2025
Realized gain (loss) on derivative cash flow hedges	$—	$—	$(331)	$911	Deposit related program fees and Interest expense
Income tax (expense) benefit	—	—	99	(280)	Income tax expense
Total reclassifications, net of income tax	$—	$—	$(232)	$631

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

The following off-balance-sheet financial instruments, whose contract amounts represent credit risk, are outstanding (in thousands):

	At June 30, 2026		At December 31, 2025
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Unused loan commitments	$110,475	$475,808	$113,438	$486,517
Standby and commercial letters of credit	34,559	—	26,388	—
	$145,034	$475,808	$139,826	$486,517

A commitment to extend credit is a legally binding agreement to lend to a client as long as there is no violation of any condition established in the contract. These commitments do not necessarily represent future cash requirements and generally expire within two years. At June 30, 2026, the Company’s fixed rate loan commitments had interest rates ranging from 5.0% to 9.3% and the Company’s variable rate loan commitments had interest rates ranging from 5.8% to 9.0%. At December 31, 2025, the Company’s fixed rate loan commitments had interest rates ranging from 3.3% to 9.5% and the Company’s variable rate loan commitments had interest rates ranging from 4.8% to 10.3%. The amount of collateral obtained, if any, by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Company or other financial institutions and securities.

The Company’s stand-by letters of credit amounted to $34.6 million and $26.4 million as of June 30, 2026 and December 31, 2025, respectively. The Company’s stand-by letters of credit are collateralized by interest-bearing accounts of $29.4 million and $21.8 million as of June 30, 2026 and December 31, 2025, respectively.

Legal and Regulatory Proceedings

In the ordinary course of business, the Company is subject to various pending and threatened legal actions. With respect to the litigation brought by Michael Wyse, as Plan Administrator for the Voyager Wind-Down Debtor, the Company’s motion to dismiss, filed in February 2025, was granted as to all counts on August 4, 2025. The Plaintiff has since filed its appeal with the U.S. Court of Appeals for the Second Circuit and oral arguments on that appeal were heard in March 2026. In addition to this matter, the Company is subject to various other pending and threatened legal actions relating to the conduct of its business activities, as well as inquiries and investigations from regulators. In addition to the foregoing, during the second quarter of 2026 the Company recorded a $1.8 million one-time legal accrual in connection with an adverse ruling in a matter precipitated by an administrative error. While the future outcome of litigation or regulatory matters cannot be determined at this time, in the opinion of management, as of June 30, 2026, the aggregate liability, if any, arising out of any such other pending or threatened matters are not expected, individually or in the aggregate to be material to the Company’s financial condition, results of operations, and liquidity.

NOTE 13 — REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers that are in the scope of ASC 606, Revenue from Contracts with Customers, are recognized in non-interest income. The following table presents the Company’s revenue from contracts with customers (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Service charges on deposit accounts	$2,229	$2,131	$4,503	$4,304
Other service charges and fees	357	479	692	1,871
Total	$2,586	$2,610	$5,195	$6,175

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

NOTE 14 — DERIVATIVES

On occasion, the Company enters into derivative contracts as a part of its asset liability management strategy to help manage its interest rate risk position. At June 30, 2026, these derivatives had a notional amount of $1.0 billion and contractual maturities ranging from April 24, 2027 to August 1, 2027. The notional amount of the derivatives does not represent the amount exchanged by the parties. The derivatives were designated as cash flow hedges of certain deposit liabilities and borrowings of the Company. The hedges were determined to be highly effective during the three and six months ended June 30, 2026. The Company expects the hedges to remain highly effective during the remaining term of the derivatives.

In addition, the Company periodically enters into certain commercial loan interest rate swap agreements to provide commercial loan clients the ability to convert loans from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively converts the client’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party to offset its exposure on the variable and fixed components of the client agreement. As the interest rate swap agreements with the clients and third parties are not designated as hedges, the instruments are marked to market in earnings. At June 30, 2026, these interest rate swaps have a notional amount of $69.0 million and a contractual maturity of August 15, 2028.

The following tables reflect the derivatives recorded on the balance sheet (in thousands):

		Fair Value
	Notional	Other	Other
	Amount	Assets	Liabilities
At June 30, 2026
Derivatives designated as hedges:
Interest rate swaps related to client deposits and borrowings	$1,000,000	$3,753	$—

Derivatives not designated as hedges:
Interest rate swaps	$69,000	$268	$268

At December 31, 2025
Derivatives designated as hedges:
Interest rate swaps related to client deposits and borrowings	$1,000,000	$—	$3,674

Derivatives not designated as hedges:
Interest rate swaps	$69,000	$888	$888

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

Recent Events

On June 6, 2026, William Reinhardt retired from the Board of Directors and the board of directors of the Bank.

On June 19, 2026, the Board of Directors of the Company approved a new share repurchase program pursuant to which the Company is authorized to repurchase up to $50.0 million of its outstanding common stock, par value $0.01 per share (the “Share Repurchase Program”). Repurchases under the Share Repurchase Program may be conducted from time to time on the open market or by other means in accordance with applicable securities laws and other restrictions, including, in part, under a Rule 10b5-1 plan, which allows stock repurchases when the Company might otherwise be precluded from doing so. The number of shares to be repurchased and the timing of repurchases, if any, will depend on several factors, including market conditions, prevailing share price, corporate and regulatory requirements, and other considerations.

The Share Repurchase Program represents a newly authorized program that replaces and supersedes the previously disclosed program that was authorized by the Company’s Board of Directors on July 17, 2025.

The Company intends to fund the Share Repurchase Program with available cash. The Share Repurchase Program has no expiration date, may be discontinued or suspended at any time and does not obligate the Company to acquire any amount of its common stock. The Company records the purchase of treasury stock at cost.

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

One of the more significant judgments involved in estimating the Company’s ACL relates to the macroeconomic forecasts used to estimate credit losses and the relative weightings applied to them. To illustrate the impact of changes in these forecasts to the Company’s ACL, the Company performed a hypothetical sensitivity analysis that decreased the weight on the baseline scenario by 33% and equally allocated the difference to increase the weighting on the more optimistic and adverse scenarios. All else equal, the impact of this hypothetical forecast would result in a net increase of approximately $2.5 million, or 4.0%, in the Company’s total ACL for loans and loan commitments as of June 30, 2026. This hypothetical analysis is intended to illustrate the impact of adverse changes in the macroeconomic forecasts at a point in time and is not intended to reflect the full nature and extent of potential future change in the ACL. It is difficult to estimate how potential changes in any one of the quantitative inputs or qualitative factors might affect the overall ACL and the Company’s current assessments may not reflect the potential future impact of changes to those inputs or factors.

Discussion of Financial Condition

The Company had total assets of $8.9 billion at June 30, 2026, an increase of $603.0 million, or 7.3%, from December 31, 2025. Total cash and cash equivalents were $239.3 million at June 30, 2026, as compared to $393.6 million at December 31, 2025.

Investments

Total securities were $1.1 billion at June 30, 2026, an increase of $147.3 million or 15.7%, from December 31, 2025. The increase was primarily due to the purchase of $230.7 million of AFS and HTM securities, partially offset by the $76.7 million paydown and maturities of AFS and HTM securities.

Loans

Total loans, net of deferred fees and unamortized costs, were $7.3 billion at June 30, 2026, an increase of $518.7 million, or 7.6%, from December 31, 2025. The increase in total loans from December 31, 2025 was due primarily to an increase of $563.4 million in CRE loans (including owner-occupied). At June 30, 2026, 73.2% of the CRE and C&I loan portfolio was concentrated in the New York metropolitan area, mainly New York City, and Florida.

As of June 30, 2026, total loans consisted primarily of CRE loans (including multi-family mortgage loans) and C&I loans. The Company’s commercial loan portfolio includes loans to the following industries (dollars in thousands)

	At June 30, 2026
		% of Total
	Balance	Loans
CRE (1)
Skilled Nursing Facilities	$3,073,450	41.8%
Office	462,601	5.6
Hospitality	425,080	6.3
Multi-family	414,332	4.7
Retail	375,036	5.8
Mixed Use	346,318	5.1
Construction	244,244	3.2
Land	237,681	2.2
Warehouse/Industrial	159,439	3.3
Other	685,299	9.4
Total CRE	$6,423,480	87.4%

C&I
Skilled Nursing Facilities	$209,845	2.9%
Finance & Insurance	182,863	2.5
Services	107,956	1.4
Individuals	101,291	1.2
Healthcare	85,391	1.5
Other	72,623	0.8
Wholesale	60,205	0.2
Manufacturing	11,262	1.0
Total C&I	$831,436	11.5%

(1)CRE, not including one-to four-family loans

The largest concentration in the loan portfolio is to the healthcare industry, which amounted to $3.4 billion, or 45.9% of total loans, at June 30, 2026, including $3.3 billion in loans to skilled nursing facilities.

Asset Quality

As the Company continues to work diligently toward the resolution of the credits that make up its nonperforming loan portfolio, non-performing loans decreased to $67.0 million at June 30, 2026 compared to $86.9 million at December 31, 2025. The decrease primarily reflects the charge-offs for two out-of-market CRE loan relationships, and two C&I loans, partially offset by the addition of one C&I loan in a non-core private equity portfolio segment that only contains one other loan. The loan portfolio remains fundamentally sound, with pass-rated loans representing approximately 97% of total loans. The table below sets forth key asset quality ratios (dollars in thousands):

	At or for the	At or for the
	six months ended	year ended
	June 30,	December 31,
	2026	2025
Asset Quality Ratios
Non-performing loans	$66,970	$86,884
Non-performing loans to total loans	0.91%	1.28%
Allowance for credit losses to total loans	0.85%	1.43%
Non-performing loans to total assets	0.76%	1.05%
Allowance for credit losses to non-performing loans	92.6%	111.7%
Ratio of net charge-offs (recoveries) to average loans outstanding in aggregate	1.35%	0.06%

Allowance for Credit Losses – Loans and Loan Commitments

The ACL for loans was $62.0 million at June 30, 2026, as compared to $97.1 million at December 31, 2025. The $35.1 million decrease in the ACL primarily reflects the charge-offs related to the two aforementioned out-of-market CRE loan relationships that were previously provisioned for, and adjustments made to the Bank’s allowance for credit loss estimation process in the first quarter of 2026, partially offset by loan growth. The measurement of the ACL is based on historical experience, current conditions, and reasonable and supportable forecasts. Management believes that the ACL for loans and loan commitments is adequate to cover expected credit losses over the life of the loan portfolio. See “— Critical Accounting Policies” above for more information on the Bank’s allowance for credit losses.

Deposits

Total deposits were $7.7 billion at June 30, 2026, an increase of $354.3 million, or 4.8%, from December 31, 2025. The increase in total deposits from December 31, 2025 was broadly distributed across the Bank’s various deposit verticals. Non-interest-bearing demand deposits were 20.6% of total deposits at June 30, 2026, compared to 20.1% at December 31, 2025.

The table below summarizes the Company’s deposit composition by segment for the periods indicated (dollars in thousands):

	At June 30, 2026	At December 31, 2025	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$1,591,126	$1,479,420	$111,706	7.6%
Money market	5,977,600	5,698,748	278,852	4.9
Savings accounts	9,418	8,886	532	6.0
Time deposits	153,338	190,124	(36,786)	(19.3)
Total	$7,731,482	$7,377,178	$354,304	4.8%

At June 30, 2026, the aggregate estimated amount of FDIC uninsured deposits was $2.1 billion, and the aggregate estimated amount of uninsured time deposits was $44.5 million. The following table presents the scheduled maturities of time deposits greater than $250,000 (in thousands):

At June 30, 2026
Three months or less	$23,272
Over three months through six months	12,421
Over six months through one-year	8,153
Over one-year	685
Total	$44,531

Borrowings

To support the balance sheet, the Company may at times utilize FHLB advances or other funding sources. At June 30, 2026, and December 31, 2025, the Company had no outstanding Federal funds purchased or FHLBNY advances.

Accumulated Other Comprehensive Income

Accumulated other comprehensive loss, net of tax, was $39.0 million at June 30, 2026, a decrease of $0.7 million from December 31, 2025. The decrease from December 31, 2025 was primarily due to unrealized gains on cash flow hedges, as a result of changes in prevailing market interest rates, partially offset by unrealized losses on AFS securities.

Results of Operations

Net Income

Net income was $19.2 million for the second quarter of 2026, an increase of $456,000 as compared to $18.8 million for the second quarter of 2025. This increase was due primarily to a $16.8 million increase in net interest income, and a $1.7 million decrease in FDIC assessments, partially offset by a $6.9 million increase in the provision for credit losses, $5.1 million increase in compensation and benefits, and a $1.8 million one-time accrual for an adverse judgment in a legal matter.

Net income was $50.6 million for the six months ended June 30, 2026, an increase of $15.5 million as compared to $35.1 million for the six months ended June 30, 2025. This increase was due primarily to a $35.8 million increase in net interest income and a $2.8 million decrease in FDIC assessments, partially offset by a $7.5 million increase in compensation and benefits related to the increase in the number of employees, a $3.5 million increase in deposit related program fees, a $3.0 million increase in technology costs, and a $1.8 million one-time accrual for an adverse judgment in a legal matter.

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

Net interest margin for the second quarter of 2026 was 4.08% compared to 3.83% for the second quarter of 2025. The 25 basis point increase reflects the decline in short-term interest rates.

	Three Months Ended
	June 30, 2026			June 30, 2025
	Average		Yield /	Average		Yield /
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest-earning assets:
Loans (2)	$7,023,237	$125,642	7.18%	$6,486,667	$118,774	7.34%
Available-for-sale securities	727,655	5,984	3.30	607,363	3,884	2.57
Held-to-maturity securities	363,589	1,866	2.06	394,374	1,849	1.88
Equity investments	5,918	45	3.04	5,556	42	3.02
Overnight deposits	750,213	7,010	3.75	184,054	2,078	4.53
Other interest-earning assets	25,331	391	6.19	27,682	416	6.03
Total interest-earning assets	8,895,943	140,938	6.35	7,705,696	127,043	6.61
Non-interest-earning assets	155,960			138,469
Allowance for credit losses	(80,257)			(68,966)
Total assets	$8,971,646			$7,775,199
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$6,110,436	48,800	3.20	$5,125,850	48,454	3.79
Certificates of deposit	152,062	1,394	3.68	133,495	1,369	4.11
Total interest-bearing deposits	6,262,498	50,194	3.21	5,259,345	49,823	3.80
Borrowed funds	20,620	296	5.76	298,843	3,573	4.79
Total interest-bearing liabilities	6,283,118	50,490	3.22	5,558,188	53,396	3.85
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,583,067			1,358,029
Other non-interest-bearing liabilities	140,438			135,008
Total liabilities	8,006,623			7,051,225
Stockholders' equity	965,023			723,974
Total liabilities and equity	$8,971,646			$7,775,199
Net interest income		$90,448			$73,647
Net interest rate spread (3)			3.13%			2.76%
Net interest margin (4)			4.08%			3.83%
Total cost of deposits (5)			2.57%			3.02%
Total cost of funds (6)			2.57%			3.10%
(1)	Annualized.
(2)	Amount includes deferred loan fees and non-performing loans.
(3)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(4)	Determined by dividing annualized net interest income by total average interest-earning assets.
(5)	Determined by dividing annualized interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(6)	Determined by dividing annualized interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

	Six Months Ended
	June 30, 2026			June 30, 2025
	Average		Yield /	Average		Yield /
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest-earning assets:
Loans (2)	$6,975,376	$248,236	7.18%	$6,345,274	$229,639	7.30%
Available-for-sale securities	690,000	10,967	3.21	592,357	7,299	2.48
Held-to-maturity securities	358,292	3,529	1.99	405,787	3,792	1.88
Equity investments - non-trading	5,896	89	3.04	5,536	81	2.96
Overnight deposits	664,766	12,339	3.74	169,287	4,003	4.77
Other interest-earning assets	23,025	710	6.22	29,291	999	6.88
Total interest-earning assets	8,717,355	275,870	6.38	7,547,532	245,813	6.57
Non-interest-earning assets	138,963			132,675
Allowance for credit losses	(88,974)			(66,787)
Total assets	$8,767,344			$7,613,420
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$6,036,129	95,798	3.20	$4,937,693	94,298	3.85
Certificates of deposit	168,254	3,126	3.75	130,002	2,703	4.19
Total interest-bearing deposits	6,204,383	98,924	3.22	5,067,695	97,001	3.86
Borrowed funds	21,624	589	5.49	345,982	8,213	4.79
Total interest-bearing liabilities	6,226,007	99,513	3.22	5,413,677	105,214	3.92
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,521,475			1,338,964
Other non-interest-bearing liabilities	122,933			130,644
Total liabilities	7,870,415			6,883,285
Stockholders' equity	896,929			730,135
Total liabilities and equity	$8,767,344			$7,613,420
Net interest income		$176,357			$140,599
Net interest rate spread (3)			3.16%			2.65%
Net interest margin (4)			4.08%			3.76%
Total cost of deposits (5)			2.58%			3.05%
Total cost of funds (6)			2.59%			3.14%
(1)	Annualized.
(2)	Amount includes deferred loan fees and non-performing loans.
(3)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(4)	Determined by dividing annualized net interest income by total average interest-earning assets.
(5)	Determined by dividing annualized interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(6)	Determined by dividing annualized interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

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

	Three Months Ended June 30,
	2026 over 2025
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$9,648	$(2,781)	$6,867
Available-for-sale securities	859	1,241	2,100
Held-to-maturity securities	(150)	167	17
Equity investments	3	—	3
Overnight deposits	5,348	(416)	4,932
Other interest-earning assets	(36)	11	(25)
Total interest-earning assets	$15,672	$(1,778)	$13,894
Interest-bearing liabilities:
Money market and savings accounts	$8,508	$(8,161)	$347
Certificates of deposit	179	(154)	25
Total deposits	8,687	(8,315)	372
Borrowed funds	(3,878)	601	(3,277)
Total interest-bearing liabilities	4,809	(7,714)	(2,905)
Change in net interest income	$10,863	$5,936	$16,799

	Six Months Ended June 30,
	2026 over 2025
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$22,531	$(3,934)	$18,597
Available-for-sale securities	1,323	2,345	3,668
Held-to-maturity securities	(466)	203	(263)
Equity investments	6	2	8
Overnight deposits	9,371	(1,035)	8,336
Other interest-earning assets	(200)	(89)	(289)
Total interest-earning assets	$32,565	$(2,508)	$30,057
Interest-bearing liabilities:
Money market and savings accounts	$18,942	$(17,442)	$1,500
Certificates of deposit	732	(309)	423
Total deposits	19,674	(17,751)	1,923
Borrowed funds	(8,680)	1,056	(7,624)
Total interest-bearing liabilities	10,994	(16,695)	(5,701)
Change in net interest income	$21,571	$14,187	$35,758

Interest Income

Interest income increased $13.9 million to $140.9 million for the second quarter of 2026 compared to $127.0 million for the second quarter of 2025, primarily due to the $536.6 million increase in the average balance of loans, the $566.2 million increase in the average balance of overnight deposits, and the $89.5 million increase in the average balance of securities.

Interest income increased $30.1 million to $275.9 million for the six months ended June 30, 2026 as compared to $245.8 million for the six months ended June 30, 2025, primarily due to the $630.1 million increase in the average balance of loans and the $495.5 million increase in the average balance of overnight deposits.

Interest Expense

Interest expense decreased $2.9 million to $50.5 million for the second quarter of 2026 as compared to $53.4 million for the second quarter of 2025 due primarily to the 53 basis point decrease in the total cost of funds that reflects the reduction in short-term interest rates.

Interest expense decreased $5.7 million to $99.5 million for the six months ended June 30, 2026 as compared to $105.2 million for the six months ended June 30, 2025, due primarily to a 55 basis point decrease in the total cost of funds reflecting the reduction in short-term interest rates and the $324.4 million decrease in the average balance of borrowed funds.

Provision for Credit Losses – Loans and Loan Commitments

The provision for credit losses for the three months ended June 30, 2026 was $13.3 million, as compared to $6.4 million for the three months ended June 30, 2025. The increase in the provision for credit losses was driven primarily by a single C&I loan in a non-core portfolio segment.

The provision for credit losses for the six months ended June 30, 2026 was $11.0 million, as compared to $10.9 million for the six months ended June 30, 2025. The provision reflects $19.3 million of credit losses related to the aforementioned single C&I loan in a non-core portfolio segment as well as one C&I and two CRE loans that were provisioned and subsequently charged-off in the first quarter of 2026. The provision for the six months ended June 30, 2026 also reflects a decrease of $6.4 million due to the adjustments made to the Bank’s allowance for credit loss estimation process. See “—Critical Accounting Policies” above for more information on the adjustments made to the Bank’s allowance for credit loss estimation process.

Non-Interest Income

Non-interest income decreased $61,000 to $2.6 million for the second quarter of 2026, as compared to $2.6 million for the second quarter of 2025, driven primarily by a decrease in loan production fees, partially offset by an increase in service charges on deposit accounts.

Non-interest income decreased $1.1 million to $5.1 million for the six months ended June 30, 2026, as compared to $6.2 million for the six months ended June 30, 2025 driven primarily by a $1.2 million decrease in loan production fees.

Non-Interest Expense

Non-interest expense increased $8.7 million to $51.8 million for the second quarter of 2026, compared to the second quarter of 2025 due primarily to a $5.1 million increase in compensation and benefits, a $1.8 million one-time accrual for an adverse judgment in a legal matter, and $1.1 million increase in technology costs, partially offset by a $1.7 million decrease in the FDIC assessment.

Non-interest expense increased $12.4 million to $98.2 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, due primarily to an increase of $7.5 million in compensation and benefits due to the increase in the number of employees, a $3.5 million increase in deposit program related fees, a $3.0 million increase in technology costs, and a $1.8 million one-time legal accrual for an adverse judgment in legal matter, partially offset by a decrease of $2.8 million in FDIC assessment.

Income Tax Expense

The estimated effective tax rate for the second quarter of 2026 was 31.1% as compared to 29.9% for the second quarter of 2025. The effective tax rate for the six months ended June 30, 2026 was 29.9% compared to 30.0% for the six months ended June 30, 2025.

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

At June 30, 2026, the Company had $586.3 million in unused loan commitments and $34.6 million in standby and commercial letters of credit. At December 31, 2025, the Company had $600.0 million in unused commitments and $26.4 million in standby and commercial letters of credit.

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

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At June 30, 2026 and December 31, 2025, cash and cash equivalents totaled $239.3 million and $393.6 million, respectively. Securities, which provide an additional source of liquidity, totaled $1.1 billion at June 30, 2026 and $941.2 million at December 31, 2025. At June 30, 2026, there were $960.4 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $127.0 million were encumbered. At December 31, 2025, there were $807.5 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $118.2 million were encumbered.

The Company’s primary investing activities are the origination and, to a lesser extent, purchase of loans and securities. For the three and six months ended June 30, 2026, the Company’s loan production was $718.9 million and $1.1 billion as compared to $492.0 million and $901.8 million, respectively, for the three and six months ended June 30, 2025.

During the three and six months ended June 30, 2026, the Company purchased $44.5 million and $153.5 million of AFS securities. During the three and six months ended June 30, 2025, the Company purchased $20.9 million and $85.1 million of AFS securities.

Financing activities consisted primarily of activity in deposit accounts and borrowings. The Company gathers deposits from businesses and individuals through client referrals and other relationships and through its retail presence. The Company has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds. Total deposits were $7.7 billion at June 30, 2026, an increase of $354.3 million, or 4.8%, from December 31, 2025.

At June 30, 2026, interest-bearing deposits were comprised of $6.0 billion of money market accounts and $153.3 million of time deposits. Time deposits due within one year of June 30, 2026 totaled $150.0 million, or 1.9%, of total deposits. At June 30, 2026, the aggregate estimated amount of FDIC uninsured deposits was $2.1 billion. At December 31, 2025, interest-bearing deposits were comprised of $5.7 billion of money market accounts and $190.1 million of time deposits. Time deposits due within one year of December 31, 2025 totaled $186.3 million or 2.5% of total deposits. Non-interest-bearing deposits were 20.6% of total deposits at June 30, 2026, as compared to 20.1% at December 31, 2025. At December 31, 2025, the aggregate estimated amount of FDIC uninsured deposits was $2.0 billion.

The Company has no material commitments or demands that are likely to affect its liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any other unforeseen demand or commitment were to occur, the Company could access its borrowing capacity with the FHLB or obtain additional funds through alternative funding sources, including the brokered deposit market. At June 30, 2026 and December 31, 2025, the Company had cash on deposit with the FRBNY and available secured wholesale funding borrowing capacity of $3.1 billion and $3.3 billion, respectively.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. At June 30, 2026 and December 31, 2025, the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and the Bank review capital levels on a monthly basis. Below is a table of the Company’s and Bank’s capital ratios for the periods indicated:

			Minimum	Minimum Ratio	Minimum
	At	At	Ratio to be	Required for	Capital
	June 30,	December 31,	“Well	Capital Adequacy	Conservation
	2026	2025	Capitalized”	Purposes	Buffer(1)
The Company
Tier 1 leverage ratio	11.3%	9.5%	N/A	4.0%	—%
Common equity tier 1	12.9%	10.7%	N/A	4.5%	2.5%
Tier 1 risk-based capital ratio	13.2%	11.0%	N/A	6.0%	2.5%
Total risk-based capital ratio	14.0%	12.3%	N/A	8.0%	2.5%

The Bank
Tier 1 leverage ratio	11.1%	9.1%	5.00%	4.0%	—%
Common equity tier 1	12.9%	10.5%	6.50%	4.5%	2.5%
Tier 1 risk-based capital ratio	12.9%	10.5%	8.00%	6.0%	2.5%
Total risk-based capital ratio	13.7%	11.7%	10.00%	8.0%	2.5%

(1) As of June 30, 2026, the capital conservation buffer for the Company and the Bank was 6.01% and 5.73%, respectively, which exceeded the minimum requirement of 2.5% required to be held by banking institutions.

At June 30, 2026 and December 31, 2025, total non-owner-occupied CRE loans were 304.1% and 376.5% of risk-based capital, respectively. The decrease in the CRE loan concentration ratio is primarily due to the increase in the Bank’s total capital as a result of the completion of the Company’s follow-on public equity offering of common stock in the first quarter of 2026.

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

The following table shows the estimated impact on net interest income for the one-year period beginning June 30, 2026 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

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

At June 30, 2026
Change in	Net	Year 1
Interest	Interest	Change
Rates	Income Year 1	from
(basis points)	Forecast	Level
+300	376,535	(0.81)%
+200	377,408	(0.58)
+100	378,752	(0.23)
—	379,607	—
-100	385,974	1.68
-200	392,450	3.38
-300	404,603	6.58

The table above indicates that at June 30, 2026, in the event of an instantaneous and sustained parallel upward shift of 200 basis points in interest rates, the Company would experience a 0.58% decrease in net interest income. In the event of an instantaneous and sustained parallel downward shift of 200 basis points in interest rates, it would experience a 3.38% increase in net interest income.

Economic Value of Equity Analysis

The Company also analyzes the sensitivity of its financial condition to changes in interest rates through an EVE model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates. The table below represents an analysis of IRR as measured by the estimated changes in EVE, resulting from instantaneous and sustained parallel shifts in the yield curve (+100, +200, +300 and -100, -200, -300 basis points) at June 30, 2026 (dollars in thousands):

		Estimated
		Increase (Decrease) in
		EVE
Change in
Interest Rates	Estimated
(basis points) (1)	EVE (2)	Dollars	Percent
+300	$1,389,060	$(116,773)	(7.75)%
+200	1,430,333	(75,499)	(5.01)%
+100	1,473,902	(31,931)	(2.12)
—	1,505,833	—	—
-100	1,538,697	32,864	2.18
-200	1,560,688	54,855	3.64
-300	1,576,039	70,206	4.66
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from the Company’s liabilities adjusted for the value of off-balance sheet contracts.

The table above indicates that at June 30, 2026, in the event of an immediate upward shift of 200 basis points in interest rates, the Company would experience a 5.01% decrease in its EVE. In the event of an immediate downward shift of 200 basis points in interest rates, the Company would experience a 3.64% increase in its EVE.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and the Chief Financial Officer, who is the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company is subject to various pending and threatened legal actions. With respect to the litigation brought by Michael Wyse, as Plan Administrator for the Voyager Wind-Down Debtor, the Company’s motion to dismiss, filed in February 2025, was granted as to all counts on August 4, 2025. The Plaintiff has since filed its appeal with the U.S. Court of Appeals for the Second Circuit and oral arguments on that appeal were heard in March 2026, the court’s ruling on which is pending. There have been no other significant developments with respect to other legal proceedings previously disclosed under Part I, Item 3 in our 2025 Form 10-K. While the future outcome of litigation or regulatory matters cannot be determined at this time, in the opinion of management, as of June 30, 2026, the aggregate liability, if any, arising out of any such pending or threatened legal actions are not expected, individually or in the aggregate, to be material to the Company’s financial condition, results of operations, and liquidity. For additional information regarding certain legal proceedings, see “Legal and Regulatory Proceedings” in NOTE 12 — COMMITMENTS AND CONTINGENCIES to the Company’s consolidated financial statements in this Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended June 30, 2026:

Total
			Number of	Dollar
			Shares	Value of
			Purchased as	Shares That
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	the Plans (1)
April 1, 2026 to April 30, 2026	—	$—	—	$17,535,739
May 1, 2026 to May 31, 2026	—	—	—	17,535,739
June 1, 2026 to June 30, 2026	—	—	—	50,000,000
Total	—	$—	—

(1) On June 19, 2026, the Board of Directors approved the Share Repurchase Program with authorization to repurchase up to $50.0 million of the Company’s common stock. The Share Repurchase Program represents a newly authorized program that replaces and supersedes the previously disclosed program that was authorized by the Company’s Board of Directors on July 17, 2025. In aggregate, the Board of Directors has authorized $150 million of repurchases of the Company’s common stock since March 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On June 17, 2026, Nick Rosenberg, Executive Vice President and Chief Business Development Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 7,250 shares of the Company’s common stock, commencing on September 17, 2026 and continuing until all shares are sold or September 16, 2027, whichever comes first.

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

101	INS XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation Linkbase

101	DEF XBRL Taxonomy Extension Definition Linkbase

101	LAB XBRL Taxonomy Extension Label Linkbase

101	PRE XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from Metropolitan Bank Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: July 31, 2026By: /s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: July 31, 2026By:/s/ Daniel F. Dougherty

Daniel F. Dougherty

Executive Vice President and Chief Financial Officer