Form 10-Q
period 2026-09-30
Metropolitan Bank Holding Corp.
filed 2026-11-06
CIK 1476034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

YES ☐     NO ☒

There were 12,206,091 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of November 3, 2026.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Metropolitan Bank Holding Corp. (the “Company”) and its wholly-owned subsidiary Metropolitan Commercial Bank (the “Bank”), share repurchases under the Company’s share repurchase program, dividend payments and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that are difficult to predict and are generally beyond our control and that may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2026 and in this Quarterly Report on Form 10-Q. In addition, these factors include but are not limited to:

●	a failure to successfully manage our credit risk, nonperforming loan resolutions and the sufficiency of our allowance for credit losses;
●	changes in loan demand and declines in real estate values in the Company’s market area, which may adversely affect our loan production;
●	borrower and depositor concentrations (e.g., by geographic area and by industry);
●	the interest rate policies of the Federal Reserve and other regulatory bodies;
●	general economic conditions, including unemployment rates, and potential recessionary and inflationary indicators, either nationally or locally, including the related effects on our borrowers and other clients, such as adverse changes to credit quality, and on our financial condition and results of operations;
●	an unanticipated loss of key personnel or existing clients, or an inability to attract key employees;
●	system failures or cybersecurity breaches of our information technology infrastructure and/or confidential information or those of the Company’s third-party service providers;
●	failure to maintain current technologies or technological changes and enhancements that may be more difficult or expensive to implement than anticipated, and failure to successfully implement future information technology enhancements;
●	emerging issues related to the development and use of artificial intelligence that could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business or clients;
●	the timely and efficient development of new products and services offered by the Company, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by clients;
●	the successful implementation or consummation of new business initiatives, which may be more difficult or expensive than anticipated;
●	an unexpected adverse financial, regulatory, legal or bankruptcy event experienced by our financial service clients;
●	unexpected increases in our expenses;
●	changes in liquidity, including funding sources, deposit flows and the size and composition of our deposit portfolio, and the percentage of uninsured deposits in the portfolio;

●	an unexpected deterioration in the performance of our loan or securities portfolios and our inability to absorb the amount of actual losses inherent in the portfolio;
●	difficulties associated with achieving or predicting expected future financial results;
●	growth that differed from expectations and our ability to manage our growth;
●	increases in competitive pressures among financial institutions or from non-financial institutions which may result in unanticipated changes in our loan or deposit rates;
●	unexpected adverse impacts related to future acquisitions or divestitures;
●	impacts related to or resulting from regional and community bank failures and stresses to regional banks, or conditions in the securities markets or the banking industry being less favorable than currently anticipated;
●	changes in accounting principles, policies or guidelines may cause the Company’s financial condition or results of operation to be reported or perceived differently;
●	legislative, tax or regulatory changes or actions, including changes and the potential for changes to regulatory policy and the promulgation of new laws and regulations, may adversely affect the Company’s business;
●	unanticipated increases in FDIC insurance premiums or future assessments;
●	the costs, including the possible incurrence of fines, penalties, or other negative effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions, or other legal actions to which we or any of our subsidiaries are a party, and which may adversely affect our results;
●	the current or the potential impact on the Company’s operations, financial condition, and clients resulting from natural or man-made disasters, climate change, wars, military conflict, acts of terrorism, other geopolitical events, cyberattacks, and global pandemics, or localized epidemics; and
●	unanticipated changes or developments in the industries and sectors in which we have made material investments in, as well as the impact of such changes or developments on our ability to provide banking services to those industries and sectors.

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

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2026	2025
Assets
Cash and due from banks	$10,924	$12,086
Overnight deposits	236,080	381,501
Total cash and cash equivalents	247,004	393,587
Investment securities available-for-sale, at fair value	1,017,359	578,932
Investment securities held-to-maturity (estimated fair value of $404.6 million and $313.1 million at September 30, 2026 and December 31, 2025, respectively)	464,744	356,627
Equity investment securities, at fair value	5,852	5,609
Total securities	1,487,955	941,168
Other investments	27,532	20,632
Loans, net of deferred fees and costs	7,533,879	6,810,233
Allowance for credit losses	(64,150)	(97,081)
Net loans	7,469,729	6,713,152
Other assets	238,700	187,177
Total assets	$9,470,920	$8,255,716
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand deposits	$1,791,652	$1,479,420
Interest-bearing deposits	6,528,920	5,897,758
Total deposits	8,320,572	7,377,178
Trust preferred securities	20,620	20,620
Secured and other borrowings	15,914	10,975
Other liabilities	139,134	103,831
Total liabilities	8,496,240	7,512,604

Common stock, $0.01 par value, 25,000,000 shares authorized, 13,616,567 and 11,300,191 shares issued; and 12,285,553 and 10,088,617 shares outstanding at September 30, 2026 and December 31, 2025, respectively	136	113
Additional paid in capital	591,979	405,565
Retained earnings	523,132	450,639
Accumulated other comprehensive income (loss), net of tax	(54,636)	(39,739)
Treasury stock, at cost, 1,331,014 and 1,211,574 shares at September 30, 2026 and December 31, 2025, respectively	(85,931)	(73,466)
Total stockholders’ equity	974,680	743,112
Total liabilities and stockholders’ equity	$9,470,920	$8,255,716

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest and dividend income
Loans, including fees	$134,375	$123,521	$382,611	$353,160
Securities	9,240	6,047	23,825	17,219
Overnight deposits	3,179	1,995	15,518	5,998
Other interest and dividends	394	437	1,104	1,436
Total interest income	147,188	132,000	423,058	377,813
Interest expense
Deposits	49,275	51,177	148,199	148,178
Borrowed funds	—	3,179	—	10,742
Trust preferred securities	304	333	893	983
Total interest expense	49,579	54,689	149,092	159,903

Net interest income	97,609	77,311	273,966	217,910
Provision for credit losses	5,095	23,862	16,120	34,746
Net interest income after provision for credit losses	92,514	53,449	257,846	183,164

Non-interest income
Service charges on deposit accounts	2,590	2,047	7,093	6,351
Other income	364	480	1,004	2,437
Total non-interest income	2,954	2,527	8,097	8,788

Non-interest expense
Compensation and benefits	25,782	21,674	75,292	63,668
Bank premises and equipment	3,181	2,664	9,382	7,640
Professional fees	3,507	3,506	11,351	12,075
Technology costs	3,758	5,297	12,658	11,170
Deposit related program fees	8,635	6,800	22,326	16,954
FDIC assessments	900	1,972	4,040	7,938
Other expenses	3,727	3,881	12,643	12,180
Total non-interest expense	49,490	45,794	147,692	131,625

Net income before income tax expense	45,978	10,182	118,251	60,327
Income tax expense	13,541	3,063	35,165	18,087
Net income	$32,437	$7,119	$83,086	$42,240

Earnings per common share
Basic earnings	$2.62	$0.68	$6.99	$3.94
Diluted earnings	$2.58	$0.67	$6.91	$3.89

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$32,437	$7,119	$83,086	$42,240

Other comprehensive income (loss), net of tax
Securities available-for-sale:
Unrealized gain (loss) arising during the period, net	(16,673)	4,057	(21,411)	14,119

Cash flow hedges:
Unrealized gain (loss) arising during the period, net	1,081	(454)	6,282	(2,206)
Reclassification adjustment for (gains) losses included in net income, net	—	—	232	(631)
Total	1,081	(454)	6,514	(2,837)

Total other comprehensive income (loss), net	(15,592)	3,603	(14,897)	11,282

Comprehensive income (loss), net	$16,845	$10,722	$68,189	$53,522

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	Common		Additional	Retained	AOCI (Loss),	Treasury
	Stock		Paid-in Capital	Earnings	Net	Stock	Total
	Shares	Amount
Three Months Ended
Balance at July 1, 2026	12,395,278	$136	$588,133	$495,034	$(39,044)	$(76,093)	$968,166
Equity-based compensation awards and related tax effect	2,500	—	—	—	—	—	—
Employee and non-employee stock-based compensation	—	—	3,846	—	—	—	3,846
Treasury stock purchased	(112,225)	—	—	—	—	(9,838)	(9,838)
Net income	—	—	—	32,437	—	—	32,437
Other comprehensive income (loss)	—	—	—	—	(15,592)	—	(15,592)
Cash dividends declared on common stock ($0.35 per share)	—	—	—	(4,339)	—	—	(4,339)
Balance at September 30, 2026	12,285,553	$136	$591,979	$523,132	$(54,636)	$(85,931)	$974,680

Balance at July 1, 2025	10,421,384	$113	$401,055	$417,782	$(45,455)	$(50,527)	$722,968
Employee and non-employee stock-based compensation	—	—	2,653	—	—	—	2,653
Treasury stock purchased	(39,166)	—	—	—	—	(2,740)	(2,740)
Net income	—	—	—	7,119	—	—	7,119
Other comprehensive income (loss)	—	—	—	—	3,603	—	3,603
Cash dividends declared on common stock	—	—	—	(1,563)	—	—	(1,563)
Balance at September 30, 2025	10,382,218	$113	$403,708	$423,338	$(41,852)	$(53,267)	$732,040

Nine Months Ended
Balance at January 1, 2026	10,088,617	$113	$405,565	$450,639	$(39,739)	$(73,466)	$743,112
Issuance of common stock	2,313,395	23	186,480	—	—	—	186,503
Equity-based compensation awards and related tax effect	118,827	—	(11,308)	(866)	—	7,232	(4,942)
Employee and non-employee stock-based compensation	—	—	11,242	—	—	—	11,242
Treasury stock purchased	(235,286)	—	—	—	—	(19,697)	(19,697)
Net income	—	—	—	83,086	—	—	83,086
Other comprehensive income (loss)	—	—	—	—	(14,897)	—	(14,897)
Cash dividends declared on common stock ($0.80 per share)	—	—	—	(9,727)	—	—	(9,727)
Balance at September 30, 2026	12,285,553	$136	$591,979	$523,132	$(54,636)	$(85,931)	$974,680

Balance at January 1, 2025	11,197,625	$112	$400,188	$382,661	$(53,134)	$—	$729,827
Issuance of common stock	160,939	1	—	—	—	—	1
Equity-based compensation awards and related tax effect	(58,373)	—	(3,550)	—	—	—	(3,550)
Employee and non-employee stock-based compensation	—	—	7,070	—	—	—	7,070
Treasury stock purchased	(917,973)	—	—	—	—	(53,267)	(53,267)
Net income	—	—	—	42,240	—	—	42,240
Other comprehensive income (loss)	—	—	—	—	11,282	—	11,282
Cash Dividend	—	—	—	(1,563)	—	—	(1,563)
Balance at September 30, 2025	10,382,218	$113	$403,708	$423,338	$(41,852)	$(53,267)	$732,040

See accompanying notes to unaudited consolidated financial statements

METROPOLITAN BANK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$83,086	$42,240
Adjustments to reconcile net income to net cash:
Net depreciation, amortization, and accretion	(8,592)	(8,782)
Provision for credit losses	16,120	34,746
Stock-based compensation	11,242	7,070
Other, net	(243)	(439)
Net change in:
Other assets	(14,446)	(25,847)
Other liabilities	18,572	8,956
Net cash provided by (used in) operating activities	105,739	57,944

Cash flows from investing activities
Loan originations and payments, net	(767,561)	(740,403)
Proceeds from the sale of loans	4,712	—
Redemptions of FRB and FHLB Stock	257	29,820
Purchases of FRB and FHLB Stock	(7,157)	(26,514)
Purchase of securities available-for-sale	(548,596)	(125,873)
Purchase of securities held-to-maturity	(140,098)	—
Proceeds from paydowns and maturities of securities available-for-sale	80,414	76,048
Proceeds from paydowns and maturities of securities held-to-maturity	31,603	51,695
Purchase of premises and equipment	(6,366)	(3,369)
Net cash provided by (used in) investing activities	(1,352,792)	(738,596)

Cash flows from financing activities
Proceeds from issuance of common stock, net	186,503	—
Proceeds from (repayments of) federal funds purchased, net	—	(85,000)
Proceeds from (repayments of) FHLB advances, net	—	(90,000)
Redemption of common stock for tax withholdings for restricted stock vesting	(4,942)	(3,550)
Proceeds from (repayments of) secured borrowings, net	4,939	9,914
Net increase (decrease) in deposits	943,394	1,089,786
Purchase of treasury stock	(19,697)	(53,267)
Cash dividend paid	(9,727)	(1,563)
Net cash provided by (used in) financing activities	1,100,470	866,320

Increase (decrease) in cash and cash equivalents	(146,583)	185,668
Cash and cash equivalents at the beginning of the period	393,587	200,268
Cash and cash equivalents at the end of the period	$247,004	$385,936

Supplemental information
Cash paid for:
Interest	$149,038	$159,459
Income Taxes	$61,734	$25,382

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

The Company’s primary lending products are CRE loans and C&I loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flows from the operations of businesses.

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

Some items in the prior period financial statements may have been reclassified to conform to the current presentation. Reclassification had no effect on net income or stockholders’ equity.

The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or for any other period.

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

In estimating the ACL for loans and commitments that are evaluated collectively, the Company uses a third-party modeling platform. Loans evaluated collectively are segmented according to shared risk characteristics, such as loan type, borrower type and collateral to create homogenous loan pools. The measurement of all expected credit losses for financial assets held at amortized cost is based on historical experience, current conditions, and reasonable and supportable forecasts of macroeconomic conditions to account for economic uncertainty. The Company also considers qualitative adjustments for information not adequately captured in the quantitative model. Qualitative adjustments may reflect changes in portfolio composition and concentrations, credit quality, collateral values, lending practices, personnel and loan review processes, regulatory and legal matters, economic conditions, and other portfolio-specific risks.

When loans do not share risk characteristics with other financial assets they are evaluated individually. Management applies its normal loan review procedures in making these judgments. Individually evaluated loans consist of nonaccrual loans, loans that are classified as substandard or doubtful, and loans that have been modified due to financial difficulty. In determining the ACL, the Company generally applies a discounted cash flow method for instruments that are individually assessed. For collateral dependent financial assets where the borrower is experiencing financial difficulty, the ACL is measured based on the difference between the fair value of the collateral (less selling costs if applicable) and the amortized cost basis of the asset as of the measurement date. Fair value is generally calculated based on the value of the underlying collateral less an appraisal discount.

Prior to the third quarter of 2026, the Company utilized lifetime loss rate models to calculate the expected losses over the life of the loan based on exposure at default loan attributes, and reasonable and supportable economic forecasts for loans collectively evaluated. The portfolios were segmented by loan level attributes such as loan type, loan size, date of origination, and delinquency status to create homogenous loan pools. During the quarter ended March 31, 2026, the peer group selection process, macroeconomic forecast weightings, and the qualitative factor process were adjusted to reflect current conditions and events. The Company accounted for these revisions prospectively as a change in accounting estimate beginning March 31, 2026, and no prior period amounts were adjusted. The effect of this change in accounting estimate for the three months ended March 31, 2026, was a net decrease in the provision for credit losses of $6.4 million, which is $4.6 million, net of tax, or $0.43 per basic earnings per share and $0.42 per dilutive earnings per share.

The Company continuously monitors current conditions and events and will evaluate potential changes that will enhance the estimation process. During the three months ended September 30, 2026, the Company implemented a new modelling platform and transitioned from a lifetime loss-rate methodology to a discounted cash flow ("DCF") methodology for loans evaluated collectively. The Company determined that the DCF methodology provides a more granular and enhanced measurement framework through its use of individual loan characteristics, contractual cash flows, prepayment assumptions, expected loss expectations, and timing of expected cash flows into the ACL estimate. As part of the implementation the Company updated its loan segmentation, peer data methodology, economic forecast assumptions and certain model inputs, including prepayment assumptions. The Company accounted for these revisions prospectively as a change in accounting estimate beginning September 30, 2026, and no prior period amounts were adjusted. The implementation of the new modelling platform did not have a material impact on the Company's consolidated financial statements.

Under the DCF methodology the ACL reflects the difference between the amortized cost basis of a loan and the present value of expected future cash flows discounted at the loan's effective interest rate. Expected cash flows incorporate probability of default ("PD") and loss given default ("LGD") assumptions, contractual loan terms, and expected prepayments, as applicable. Loans evaluated collectively are segmented according to shared risk characteristics, such as loan type, borrower type and collateral to create homogenous loan pools. The Company uses relevant historical information, including institution and peer data, to develop quantitative model assumptions. Statistical regression analyses are used to evaluate relationships between historical credit performance and macroeconomic variables and to develop forecast PD assumptions. LGD assumptions are derived using historical loss information, peer data, and other relevant inputs considered appropriate by management. A forecast of the U.S. unemployment rate is utilized for all modeled loan segments, and U.S. gross domestic product is also utilized for the C&I and One-to Four-Family loan segments. The Company uses a four-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion to the long-term average of the applicable economic variable.

The risk characteristics of each of the identified portfolio segments are as follows:

Commercial Real Estate — CRE loans are secured by nonresidential real estate and generally have larger balances and involve a greater degree of risk than prime residential real estate loans. Repayment of CRE loans depends on the cash flow of the borrower and the net operating income of the property, the borrower’s profitability, and on occasion the value of the underlying property. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. CRE is also subject to adverse market conditions that cause a decrease in market value or lease rates, obsolescence in location or function and market conditions associated with oversupply of units in a specific region.

Construction and land — Construction and land financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction and land loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, additional funds may be required to be advanced in excess of the amount originally committed to enable completion of the building.

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

One-to Four-Family — One-to four-family loans are generally made on the basis of the borrower’s ability to make repayment from his or her employment income or other income. They are secured by real property whose value tends to be readily ascertainable. Repayment of one-to four-family loans is subject to adverse employment conditions in the economy leading to increased default rates and decreased market values, including from oversupply in a geographic area. In general, these loans depend on the borrower’s continuing financial stability and, therefore, are likely to be adversely affected by various factors, including job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

Consumer — Our consumer loans are primarily comprised of purchased student loans. As a result, repayment of such loans are subject to the financial condition of the borrower.

Income Taxes

In the third quarter of 2026, the Company entered into an agreement to purchase investment tax credits generated by renewable energy projects. The credits are intended to offset the Bank’s 2026 federal income tax liability. No credits had transferred to the Bank as of September 30, 2026. The Bank accounts for the credits under ASC 740, Income Taxes, and includes the anticipated purchase discount on credits expected to transfer in 2026 in its estimated annual effective tax rate.

NOTE 3 — SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2024-03 requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU No. 2024-03 does not change the expense captions an entity presents on the face of the income statement. Subsequently issued ASU No. 2025-01 amended the effective date of ASU No. 2024-03 to require all public business entities to adopt the new guidance for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The guidance may be applied on a prospective or retrospective basis. The Company is currently evaluating the impact of ASU No. 2024-03 on its consolidated financial statements.

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

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements,” which addresses five hedge accounting issues by providing additional guidance that is expected to enable entities to achieve and maintain hedge accounting for highly effective economic hedges and more closely aligning hedge accounting with risk management activities. This ASU is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. Guidance is to be applied on a prospective basis, however certain changes to existing cash flow hedges are permitted as of adoption. The Company is currently evaluating the impact of ASU 2025-09 on its consolidated financial statements.

NOTE 4 — INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of AFS and HTM debt securities and equity investments and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses (in thousands):

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At September 30, 2026	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Treasury and Government agency securities	$415,437	$19	$(2,060)	$413,396
U.S. State and Municipal securities	11,065	—	(2,135)	8,930
Residential MBS	627,539	19	(75,433)	552,125
Commercial MBS	45,261	—	(4,498)	40,763
Asset-backed securities	2,211	—	(66)	2,145
Total securities available-for-sale	$1,101,513	$38	$(84,192)	$1,017,359

Held-to-Maturity Securities:
U.S. State and Municipal securities	$14,872	$—	$(2,801)	$12,071
Residential MBS	437,923	—	(56,451)	381,472
Commercial MBS	11,949	—	(882)	11,067
Total securities held-to-maturity	$464,744	$—	$(60,134)	$404,610

Equity Investments:
CRA Mutual Fund	$6,368	$—	$(516)	$5,852
Total equity investment securities	$6,368	$—	$(516)	$5,852

		Gross	Gross
		Unrealized/	Unrealized/
	Amortized	Unrecognized	Unrecognized
At December 31, 2025	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government agency securities	$30,000	$—	$(1,886)	$28,114
U.S. State and Municipal securities	11,184	—	(1,456)	9,728
Residential MBS	543,349	2,409	(50,726)	495,032
Commercial MBS	45,560	79	(1,939)	43,700
Asset-backed securities	2,419	—	(61)	2,358
Total securities available-for-sale	$632,512	$2,488	$(56,068)	$578,932

Held-to-Maturity Securities:
U.S. State and Municipal securities	$15,065	$—	$(1,402)	$13,663
Residential MBS	333,515	—	(41,662)	291,853
Commercial MBS	8,047	—	(481)	7,566
Total securities held-to-maturity	$356,627	$—	$(43,545)	$313,082

Equity Investments:
CRA Mutual Fund	$5,858	$—	$(249)	$5,609
Total equity investment securities	$5,858	$—	$(249)	$5,609

There were no proceeds from sales or calls of AFS securities for the three and nine months ended September 30, 2026 and 2025.

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

	Held-to-Maturity		Available-for-Sale
At September 30, 2026	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$400,437	$400,292
After 1 year through 5 years	—	—	10,000	9,487
After 5 years through 10 years	—	—	9,820	7,335
After 10 years	14,872	12,071	6,245	5,211
Mortgage-backed and Asset-backed Securities	449,872	392,539	675,011	595,034
Total Securities	$464,744	$404,610	$1,101,513	$1,017,359

	Held-to-Maturity		Available-for-Sale
At December 31, 2025	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$—	$—	$10,000	$9,960
After 1 year through 5 years	—	—	15,000	14,261
After 5 years through 10 years	—	—	4,823	3,985
After 10 years	15,065	13,663	11,361	9,636
Mortgage-backed and Asset-backed Securities	341,562	299,419	591,328	541,090
Total Securities	$356,627	$313,082	$632,512	$578,932

At September 30, 2026, there were $1.4 billion of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $171.8 million was encumbered. At December 31, 2025, there were $807.5 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $118.2 million was encumbered.

At September 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. At September 30, 2026 and

December 31, 2025, all of the residential MBS and commercial MBS held by the Company were issued by U.S. Government-sponsored entities and agencies.

The following tables present debt securities with unrealized/unrecognized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At September 30, 2026	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Treasury and Government agency securities	$98,063	$(8)	$17,948	$(2,052)	$116,011	$(2,060)
U.S. State and Municipal securities	—	—	8,930	(2,135)	8,930	(2,135)
Residential MBS	341,943	(15,125)	209,322	(60,308)	551,265	(75,433)
Commercial MBS	19,031	(1,443)	21,732	(3,055)	40,763	(4,498)
Asset-backed securities	—	—	2,145	(66)	2,145	(66)
Total securities available-for-sale	$459,037	$(16,576)	$260,077	$(67,616)	$719,114	$(84,192)

Held-to-Maturity Securities:
U.S. State and Municipal securities	$—	$—	$12,071	$(2,801)	$12,071	$(2,801)
Residential MBS	119,368	(3,959)	252,160	(52,492)	371,528	(56,451)
Commercial MBS	3,560	(358)	7,507	(524)	11,067	(882)
Total securities held-to-maturity	$122,928	$(4,317)	$271,738	$(55,817)	$394,666	$(60,134)

	Less than 12 Months		12 Months or More		Total
		Unrealized/		Unrealized/		Unrealized/
	Estimated	Unrecognized	Estimated	Unrecognized	Estimated	Unrecognized
At December 31, 2025	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Government agency securities	$—	$—	$28,114	$(1,886)	$28,114	$(1,886)
U.S. State and Municipal securities	—	—	9,728	(1,456)	9,728	(1,456)
Residential MBS	—	—	241,900	(50,726)	241,900	(50,726)
Commercial MBS	10,878	(13)	23,354	(1,926)	34,232	(1,939)
Asset-backed securities	—	—	2,358	(61)	2,358	(61)
Total securities available-for-sale	$10,878	$(13)	$305,454	$(56,055)	$316,332	$(56,068)

Held-to-Maturity Securities:
U.S. State and Municipal securities	$—	$—	$13,663	$(1,402)	$13,663	$(1,402)
Residential MBS	—	—	291,853	(41,662)	291,853	(41,662)
Commercial MBS	—	—	7,566	(481)	7,566	(481)
Total securities held-to-maturity	$—	$—	$313,082	$(43,545)	$313,082	$(43,545)

Except for U.S. State and Municipal securities, the Company has a zero loss expectation for its HTM securities portfolio, and therefore has no ACL related to these securities. Obligations of U.S. State and Municipal securities were rated investment grade and the associated ACL was immaterial at September 30, 2026 and December 31, 2025.

AFS securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. The unrealized losses on AFS securities are primarily due to the changes in market interest rates subsequent to purchase. In addition, the Company does not intend, nor would it be required, to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no ACL was recognized during the three and nine months ended September 30, 2026 and 2025.

NOTE 5 — LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans, net of deferred costs and fees, consist of the following (in thousands):

At
September 30,
2026
Real estate
Commercial	$5,655,727
Construction and land	504,566
Multi-family	411,532
One-to four-family	118,222
Total real estate loans	6,690,047
Commercial and industrial	853,415
Consumer	8,863
Total loans	7,552,325
Deferred fees, net of origination costs	(18,446)
Loans, net of deferred fees and costs	7,533,879
Allowance for credit losses	(64,150)
Net loans	$7,469,729

At
December 31,
2025
Real estate
Commercial	$5,201,489
Construction	261,804
Multi-family	397,010
One-to four-family	86,449
Total real estate loans	5,946,752
Commercial and industrial	871,652
Consumer	10,349
Total loans	6,828,753
Deferred fees, net of origination costs	(18,520)
Loans, net of deferred fees and costs	6,810,233
Allowance for credit losses	(97,081)
Net loans	$6,713,152

During the three months ended September 30, 2026, the Company implemented a new modelling platform and transitioned from a lifetime loss-rate methodology to a DCF methodology for loans evaluated collectively. As part of the implementation, the Company updated its loan segmentation on a prospective basis and re-segmented $240.1 million of  commercial real estate loans to Construction and land and $35.3 million of commercial real estate loans to One-to four-family. See “NOTE 2 — BASIS OF PRESENTATION” for further information.

At September 30, 2026, $4.5 billion of loans were pledged to support wholesale funding and deposits, of which $553.0 million were encumbered for deposits. At December 31, 2025, $3.7 billion of loans were pledged to support wholesale and deposit funding, of which $446.5 million were encumbered.

The following tables present the activity in the ACL for funded loans by segment. The portfolio segments represent the categories that the Company uses to determine its ACL (in thousands):

			Construction	Multi-	One-to four-
Three months ended September 30, 2026	CRE	C&I	and land	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$41,899	$11,176	$5,430	$1,952	$1,379	$176	$62,012
Provision/(credit) for credit losses	(4,349)	6,321	(286)	3,376	479	(52)	5,489
Loans charged-off	(21)	(570)	—	(2,535)	(337)	—	(3,463)
Recoveries	—	78	—	—	—	34	112
Total ending allowance balance	$37,529	$17,005	$5,144	$2,793	$1,521	$158	$64,150

				Multi-	One-to four-
Three months ended September 30, 2025	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$50,454	$12,724	$2,340	$7,671	$579	$303	$74,071
Provision/(credit) for credit losses	5,921	(428)	28	18,464	(13)	(17)	23,955
Loans charged-off	—	—	—	(3,827)	—	(32)	(3,859)
Recoveries	—	70	—	—	—	2	72
Total ending allowance balance	$56,375	$12,366	$2,368	$22,308	$566	$256	$94,239

			Construction	Multi-	One-to four-
Nine months ended September 30, 2026	CRE	C&I	and land	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$55,190	$10,180	$7,427	$22,619	$1,252	$413	$97,081
Provision/(credit) for credit losses	(9,128)	25,441	(2,283)	2,611	606	(161)	17,086
Loans charged-off	(8,533)	(19,297)	—	(22,437)	(337)	(153)	(50,757)
Recoveries	—	681	—	—	—	59	740
Total ending allowance balance	$37,529	$17,005	$5,144	$2,793	$1,521	$158	$64,150

				Multi-	One-to four-
Nine months ended September 30, 2025	CRE	C&I	Construction	family	family	Consumer	Total
Allowance for credit losses:
Beginning balance	$42,070	$10,991	$1,962	$7,290	$577	$383	$63,273
Provision/(credit) for credit losses	14,305	999	406	18,845	(11)	132	34,676
Loans charged-off	—	—	—	(3,827)	—	(263)	(4,090)
Recoveries	—	376	—	—	—	4	380
Total ending allowance balance	$56,375	$12,366	$2,368	$22,308	$566	$256	$94,239

Net charge-offs for the three and nine months ended September 30, 2026 were $3.4 million and $50.0 million, respectively. Net charge-offs for the three and nine months ended September 30, 2025 were $3.8 million and $3.7 million, respectively.

The following tables present the activity in the ACL for unfunded loan commitments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Balance at the beginning of period	$1,569	$2,170	$2,140	$2,008
Provision/(credit) for credit losses	(394)	(92)	(965)	70
Total ending allowance balance	$1,175	$2,078	$1,175	$2,078

The following tables present the recorded investment in non-accrual loans and loans past due 90 days and greater and still accruing, by class of loans (in thousands):

			Loans Past Due
		Non-accrual	90 Days and
	Total	Without an	Greater and
At September 30, 2026	Non-accrual	ACL	Still Accruing
Commercial real estate	$4,631	$4,631	$—
Commercial & industrial	11,262	11,262	—
Construction and land	23,000	—	—
Multi-family	29,207	22,910	—
One-to-four family	3,587	2,341	—
Total	$71,687	$41,144	$—

			Loans Past Due
		Non-accrual	90 Days and
	Total	Without an	Greater and
At December 31, 2025	Non-accrual	ACL	Still Accruing
Commercial real estate	$32,809	$3,365	$—
Commercial & industrial	8,989	6,989	—
Multi-family	42,599	7,861	—
One-to-four family	2,450	2,450	—
Consumer	—	—	37
Total	$86,847	$20,665	$37

Interest income on non-accrual loans recognized on a cash basis for the three and nine months ended September 30, 2026 and 2025 was immaterial.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

			Non-accrual or	Total Past
	30-59	60-89	90 Days and	Due or	Current
At September 30, 2026	Days	Days	Greater	Non-accrual	Loans	Total
Commercial real estate	$38,104	$4,547	$4,631	$47,282	$5,608,445	$5,655,727
Commercial & industrial	13,333	—	11,262	24,595	828,820	853,415
Construction and land	—	—	23,000	23,000	481,566	504,566
Multi-family	—	14,825	29,207	44,032	367,500	411,532
One-to four-family	6,026	—	3,587	9,613	108,609	118,222
Consumer	11	192	—	203	8,660	8,863
Total	$57,474	$19,564	$71,687	$148,725	$7,403,600	$7,552,325

			Non-accrual or	Total Past
	30-59	60-89	90 Days and	Due or	Current
At December 31, 2025	Days	Days	Greater	Non-accrual	Loans	Total
Commercial real estate	$—	$—	$32,809	$32,809	$5,168,680	$5,201,489
Commercial & industrial	—	200	8,989	9,189	862,463	871,652
Construction	—	—	—	—	261,804	261,804
Multi-family	1,755	—	42,599	44,354	352,656	397,010
One-to four-family	1,246	—	2,450	3,696	82,753	86,449
Consumer	81	—	37	118	10,231	10,349
Total	$3,082	$200	$86,884	$90,166	$6,738,587	$6,828,753

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

The following table presents loan balances by credit quality indicator and year of origination at September 30, 2026 and charge-offs for the nine months ended September 30, 2026 (in thousands):

						2021
	2026	2025	2024	2023	2022	& Prior	Revolving	Total
CRE
Pass	$2,252,957	$1,570,719	$676,702	$359,251	$445,931	$227,680	$12,249	$5,545,489
Special Mention	49,553	24,848	27,793	—	—	—	—	102,194
Substandard	3,413	—	—	—	4,631	—	—	8,044
Total	$2,305,923	$1,595,567	$704,495	$359,251	$450,562	$227,680	$12,249	$5,655,727

Construction and land
Pass	$234,480	$128,401	$93,537	$—	$—	$—	$25,148	$481,566
Substandard	—	—	—	—	23,000	—	—	23,000
Total	$234,480	$128,401	$93,537	$—	$23,000	$—	$25,148	$504,566

Multi-family
Pass	$151,698	$72,533	$25,882	$24,243	$34,292	$45,972	$10,776	$365,396
Special Mention	—	16,928	—	—	—	—	—	16,928
Substandard	—	18,820	2,529	—	—	7,859	—	29,208
Total	$151,698	$108,281	$28,411	$24,243	$34,292	$53,831	$10,776	$411,532

One-to four-family
Current	$7,473	$5,703	$—	$46,231	$14,081	$32,497	$1,625	$107,610
Special Mention	1,000	6,026	—	—	—	—	—	7,026
Past Due	—	—	—	—	—	3,586	—	3,586
Total	$8,473	$11,729	$—	$46,231	$14,081	$36,083	$1,625	$118,222

C&I
Pass	$117,217	$38,508	$41,957	$5,526	$44,482	$6,911	$542,487	$797,088
Special Mention	1,424	7,909	—	—	—	—	925	10,258
Substandard	34,807	—	—	—	6,805	—	4,457	46,069
Total	$153,448	$46,417	$41,957	$5,526	$51,287	$6,911	$547,869	$853,415

Consumer
Current	$—	$—	$—	$—	$—	$8,660	$—	$8,660
Past Due	—	—	—	—	—	203	—	203
Total	$—	$—	$—	$—	$—	$8,863	$—	$8,863

Total
Pass/Current	$2,763,825	$1,815,864	$838,078	$435,251	$538,786	$321,720	$592,285	$7,305,809
Special Mention	51,977	55,711	27,793	—	—	—	925	136,406
Substandard/Past due	38,220	18,820	2,529	—	34,436	11,648	4,457	110,110
Total	$2,854,022	$1,890,395	$868,400	$435,251	$573,222	$333,368	$597,667	$7,552,325

Charge-offs
CRE	$—	$—	$—	$—	$—	$8,533	$—	$8,533
C&I	—	—	200	—	14,197	4,900	—	19,297
One-to four-family	—	—	—	—	—	337	—	337
Multi-family	—	—	—	—	5,790	16,647	—	22,437
Consumer	—	—	—	—	—	153	—	153
Total	$—	$—	$200	$—	$19,987	$30,570	$—	$50,757

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

A loan is considered collateral dependent when the borrower is experiencing financial difficulties and repayment is expected to be substantially provided by the operation or sale of the collateral. The following table presents collateral dependent loans by portfolio segment as of September 30, 2026 and December 31, 2025. These loans are classified as substandard as of September 30, 2026 and December 31, 2025:

September 30,
2026
Collateral dependent loans:
Commercial real estate	$9,290
Construction and land	23,000
Multi-family	29,208
One-to four-family	2,341
Total	$63,839

December 31,
2025
Collateral dependent loans:
Commercial real estate	$36,284
Multi-family	42,599
One-to four-family	2,450
Total	$81,333

The following tables show the amortized cost basis of modified loans to borrowers experiencing financial difficulty during the periods indicated (in thousands):

		Combination	Combination
		Term	Term Extension		Modifications
		Extension and	Payment Deferral and		as a % of
Three months ended September 30, 2026	Extension	Interest Rate	Debt Forgiveness	Total	Loan Class
Construction and land	$—	$—	$—	$—	0.0%
Multi-family	—	—	—	—	0.0%
Total	$—	$—	$—	$—

		Combination	Combination
		Term	Term Extension		Modifications
		Extension and	Payment Deferral and		as a % of
Nine months ended September 30, 2026	Extension	Interest Rate	Debt Forgiveness	Total	Loan Class
Construction and land	$—	$23,000	$—	$23,000	4.7%
Multi-family	—	—	13,880	13,880	3.4%
Total	$—	$23,000	$13,880	$36,880

		Combination	Combination
		Term	Term Extension		Modifications
		Extension and	Payment Deferral and		as a % of
Three months ended September 30, 2025	Extension	Interest Rate	Debt Forgiveness	Total	Loan Class
Commercial & industrial	$10,922	$—	$—	$10,922	1.1%
Multi-family	3,015	—	—	3,015	0.7%
Total	$13,937	$—	$—	$13,937

		Combination	Combination
		Term	Term Extension		Modifications
		Extension and	Payment Deferral and		as a % of
Nine months ended September 30, 2025	Extension	Interest Rate	Debt Forgiveness	Total	Loan Class
Commercial & industrial	$10,922	$—	$—	10,922	1.1%
Multi-family	47,412	—	—	47,412	11.7%
Total	$58,334	$—	$—	$58,334

The following tables describe the types of modifications made to borrowers experiencing financial difficulty (dollars in thousands):

	Types of Modifications
				Weighted
		Combination	Combination	Average
		Term	Term Extension	Interest
	Term	Extension and	Payment Deferral	Rate
	Extension	Interest Rate	and Debt Forgiveness	Reduction
Three months ended September 30, 2026
Commercial real estate	—	—	—	0.0%
Multi-family	—	—	—	0.0%

	Types of Modifications
				Weighted
		Combination	Combination	Average
		Term	Term Extension	Interest
	Term	Extension and	Payment Deferral	Rate
	Extension	Interest Rate	and Debt Forgiveness	Reduction
Nine months ended September 30, 2026
Commercial real estate	—	96 months	—	2.8%
Multi-family	—	—	130 months 3 months $19,903	0.0%

	Types of Modifications
				Weighted
		Combination	Combination	Average
		Term	Term Extension	Interest
	Term	Extension and	Payment Deferral	Rate
	Extension	Interest Rate	and Debt Forgiveness	Reduction
Three months ended September 30, 2025
Commercial & industrial	144 months	—	—	0.0%
Multi-family	6-12 months	—	—	0.0%

	Types of Modifications
				Weighted
		Combination	Combination	Average
		Term	Term Extension	Interest
	Term	Extension and	Payment Deferral	Rate
	Extension	Interest Rate	and Debt Forgiveness	Reduction
Nine months ended September 30, 2025
Commercial & industrial	144 months	—	—	0.0%
Multi-family	6-12 months	—	—	0.0%

There were no loans that had a payment default during the three months ended September 30, 2026 that were modified in the prior 12 months before default to borrowers experiencing financial difficulty. There were $23.0 million of Construction and land loans and $13.9 million of multi-family loans that had a payment default during the nine months ended September 30, 2026 that were modified in the prior 12 months before default to borrowers experiencing financial difficulty. At September 30, 2026 there were no additional commitments to lend to borrowers experiencing financial difficulty whose loans have been modified. There were $44.4 million and $7.0 million of CRE and C&I loans, respectively, that had a payment default during the three and nine months ended September 30, 2025 that were modified in the prior 12 months before default to borrowers experiencing financial difficulty. At September 30, 2025, there were no additional commitments to lend to borrowers experiencing financial difficulty whose loans have been modified.

NOTE 6 — BORROWINGS

Borrowings consisted of the following (in thousands):

			Interest Expense		Interest Expense
	At	At	Three months ended		Nine months ended
	September 30,	December 31,	September 30,		September 30,
	2026	2025	2026	2025	2026	2025
Federal funds purchased and securities sold under agreements to repurchase	$—	$—	$—	$1,257	$—	$3,927
Federal Home Loan Bank of New York advances	$—	$—	$—	$1,773	$—	$6,357

Secured and other borrowings:
Secured borrowings	$15,914	$10,975	N.M.	N.M.	N.M	N.M

N.M. – not meaningful

Federal funds purchased are generally overnight transactions and FHLBNY advances are short-term transactions. At September 30, 2026, the Company had no outstanding Federal funds purchased or FHLBNY advances.

Secured borrowings are loan participation agreements with counterparties where the transfer of the participation interest did not qualify for sale treatment under GAAP.

At September 30, 2026, the Company had cash on deposit with the FRBNY and available secured wholesale funding borrowing capacity of $4.2 billion.

NOTE 7 —  STOCKHOLDERS’ EQUITY

On June 19, 2026, the Board of Directors approved a new share repurchase program pursuant to which the Company is authorized to repurchase up to $50.0 million of the Company’s common stock (The “Share Repurchase Program”). The Board of Directors has authorized an aggregate of $150 million of repurchases of the Company’s common stock since March 2025. During the three months ended September 30, 2026, the Company repurchased 112,225 shares of its common stock at an average cost of $89.11 per share. During the nine months ended September 30, 2026, the Company repurchased 235,286 shares at an average cost of $83.99 per share. At September 30, 2026, treasury stock at cost was $85.9 million. At September 30, 2026, the Company had $40.0 million of capacity for repurchases of its common stock remaining under the current authorization from the Board of Directors.

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Basic
Net income available to common stockholders	$32,437	$7,119	$83,086	$42,240

Weighted average common shares outstanding	12,390,315	10,398,255	11,892,798	10,722,311

Basic earnings per common share	$2.62	$0.68	$6.99	$3.94

Diluted
Net income allocated to common stockholders	$32,437	$7,119	$83,086	$42,240

Weighted average common shares outstanding for basic earnings per common share	12,390,315	10,398,255	11,892,798	10,722,311
Add: Dilutive effects of assumed vesting of performance based restricted stock units	48,861	38,044	38,798	24,070
Add: Dilutive effects of assumed vesting of restricted stock units	131,728	151,103	94,582	100,490
Average shares and diluted potential common shares	12,570,904	10,587,402	12,026,178	10,846,871

Diluted earnings per common share	$2.58	$0.67	$6.91	$3.89

For the three and nine months ended September 30, 2026, and 2025, respectively, all granted PRSUs and restricted stock units were considered in computing diluted earnings per common share.

NOTE 9 — STOCK COMPENSATION PLAN

Equity Incentive Plan

At September 30, 2026, the Company maintained a stock compensation plan, the Amended and Restated 2022 Equity Incentive Plan, as amended (the “2022 EIP”).

The 2022 EIP was approved on May 31, 2022 by the stockholders of the Company and an amendment and restatement of the 2022 EIP was approved by the stockholders of the Company on May 29, 2024 to increase the number of shares of common stock that may be issued under the plan by 358,000. The stockholders of the Company subsequently approved an amendment to the 2022 EIP on May 28, 2025 to increase the number of shares of common stock that may be issued under the plan by an additional 750,000. Under the 2022 EIP, the remaining maximum number of shares of stock that may be delivered to participants in the form of restricted stock, restricted stock units and stock options, including ISOs and non-qualified stock options is 676,816 at September 30, 2026, subject to adjustment as set forth in the 2022 EIP.

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

In the first quarter of 2026 and 2025, 104,755 and 133,359 restricted stock units were granted to certain key personnel, respectively. One-third of these shares vest each year for three years beginning in March, 2027 and March, 2026, respectively. In the first quarter of 2026, 30,000 restricted stock units were granted to certain key personnel that fully vest one year from the grant date. Total compensation cost that has been charged against income for restricted stock grants was $2.4 million and $6.8 million for the three and nine months ended September 30, 2026, respectively. Total compensation cost that has been charged against income for restricted stock grants was $1.6 million and $4.8 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, there was $12.3 million of total unrecognized compensation expense related to the restricted stock grants. The cost is expected to be recognized over a weighted-average period of 1.87 years.

In January 2026, 27,500 restricted stock units were granted to members of the Company’s Board of Directors, which fully vest one year from the grant date. In January 2025, 27,500 restricted stock units were granted to members of the Company’s Board of Directors which vested in January 2026. Total expense for the restricted stock unit awards granted to members of the Board of Directors was $597,000 and $1.9 million for the three and nine months ended September 30, 2026, respectively. Total expense for the awards granted to members of the Board of Directors was $452,000 and $1.4 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, total unrecognized expense for these awards was $0.7 million.

The following table summarizes the changes in the Company’s restricted stock grants:

	Nine months ended
	September 30, 2026
		Weighted
		Average
	Number	Grant Date
	of	Fair Value
	Shares	per Share
Outstanding, beginning of period	261,475	$55.27
Granted	162,255	90.59
Forfeited	(4,677)	69.93
Vested	(147,129)	55.23
Outstanding at end of period	271,924	$74.34

Performance-Based Stock Units

During the second quarter of 2022, the Company established a long-term incentive award program under the 2022 EIP. Under the program, 39,018 PRSUs were granted in the first quarter of 2026. 11,148 of these PRSUs vest in equal installments over a three-year period beginning in March 2027 if certain performance criteria are met. 27,870 of these PRSUs cliff vest after three years from January 2026 if certain performance criteria are met. In the first quarter of 2025, 52,807 PRSUs were awarded, which vest in equal installments over a three-year period beginning in March 2026 if certain performance criteria are met. In the second quarter of 2024, 73,260 PRSUs were awarded, of which 31,746 met the performance criteria and vest in equal installments over a three-year period beginning in June 2025. If the performance criteria are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The total weighted average service inception date fair value of the outstanding awarded shares was $7.8 million. Total compensation cost that has been charged against income for these PRSUs was $850,000 and $2.6 million for the three and nine months ended September 30, 2026, respectively. Total compensation cost that has been charged against income for these PRSUs was $578,000 and $908,000 for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, there was $3.3 million of total unrecognized compensation expense related to PRSUs. The cost is expected to be recognized over a weighted-average period of 2.17 years.

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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis

Assets measured on a recurring basis are limited to the Company’s AFS securities portfolio, equity investments, and derivative contracts. The AFS portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Equity investments are carried at estimated fair value with changes in fair value reported on the statements of operations. Outstanding derivative contracts designated as cash flow hedges are carried at estimated fair value with changes in fair value reported as accumulated other comprehensive income or loss in shareholders’ equity. Outstanding derivatives not designated as hedges are carried at estimated fair value with changes in fair value reported as non-interest income. The fair values for substantially all of these assets are obtained monthly from an independent nationally recognized pricing service. On a quarterly basis, the Company assesses the reasonableness of the fair values obtained for the AFS portfolio by reference to a second independent nationally recognized pricing service. Based on the nature of these securities, the Company’s independent pricing service provides prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in the Company’s portfolio. Various modeling techniques are used to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, the Company obtains the models, inputs and assumptions utilized by its pricing service and reviews them for reasonableness. Other than derivative contracts, the Company did not have any liabilities that were measured at fair value at September 30, 2026 and December 31, 2025.

From time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as certain loans where the carrying value is based on the fair value of the underlying collateral estimated using Level 3 inputs consisting of individual third-party appraisals that may be adjusted based on certain criteria.

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below (in thousands):

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At September 30, 2026
Recurring Fair Value Measurements:
Assets
U.S. Government agency securities	$413,396	$—	$413,396	$—
U.S. State and Municipal securities	8,930	—	8,930	—
Residential mortgage securities	552,125	—	552,125	—
Commercial mortgage securities	40,763	—	40,763	—
Asset-backed securities	2,145	—	2,145	—
CRA Mutual Fund	5,852	5,852	—	—
Derivative assets	5,511	—	5,511	—
Liabilities
Derivative liabilities	215	—	215	—
Non-Recurring Fair Value Measurements:
Assets
Collateral dependent loans
Multi-family	26,170	—	—	26,170
Construction and land	20,600	—	—	20,600
One-to four-family	786	—	—	786

	Fair Value Measurement using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At December 31, 2025
Recurring Fair Value Measurements:
Assets
U.S. Government agency securities	$28,114	$—	$28,114	$—
U.S. State and Municipal securities	9,728	—	9,728	—
Residential mortgage securities	495,032	—	495,032	—
Commercial mortgage securities	43,700	—	43,700	—
Asset-backed securities	2,358	—	2,358	—
CRA Mutual Fund	5,609	5,609	—	—
Derivative assets	888	—	888	—
Liabilities
Derivative liabilities	4,562	—	4,562	—
Non-Recurring Fair Value Measurements:
Assets
Collateral dependent loans
Commercial real estate	27,573	—	—	27,573
Multi-family	14,835	—	—	14,835

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2026 and 2025.

The collateral value for collateral dependent loans was estimated using individual third party appraisals that utilized the sales comparison valuation technique. At September 30, 2026, the Company used Level 3 inputs to estimate the fair value including discounts to the appraisal for costs to sell, and other adjustments, ranging from -71% to 14%, and with a weighted-average of -27%. At December 31, 2025, the Company used Level 3 inputs to estimate the fair value including discounts to the appraisals for costs to sell, and other adjustments ranging from -100% to 15%, and with a weighted-average of -40%.

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

Carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows (in thousands):

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At September 30, 2026	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$10,924	$10,924	$—	$—	$10,924
Overnight deposits	236,080	236,080	—	—	236,080
Securities held-to-maturity	464,744	—	404,610	—	404,610
Loans, net	7,469,729	—	—	7,445,570	7,445,570
Other investments
FRB Stock	17,008	N/A	N/A	N/A	N/A
FHLB Stock	8,526	N/A	N/A	N/A	N/A
Disability Fund	1,500	—	1,500	—	1,500
Time deposits at banks	498	498	—	—	498
Accrued interest receivable	36,393	—	3,134	33,259	36,393

Financial Liabilities:
Non-interest-bearing demand deposits	$1,791,652	$1,791,652	$—	$—	$1,791,652
Money market and savings deposits	6,402,484	6,402,484	—	—	6,402,484
Time deposits	126,436	—	126,051	—	126,051
Trust preferred securities	20,620	—	—	19,991	19,991
Accrued interest payable	1,689	(678)	2,054	313	1,689
Secured and other borrowings	15,914	—	15,914	—	15,914

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Carrying	For Identical	Observable	Unobservable	Total Fair
At December 31, 2025	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
Financial Assets:
Cash and due from banks	$12,086	$12,086	$—	$—	$12,086
Overnight deposits	381,501	381,501	—	—	381,501
Securities held-to-maturity	356,627	—	313,082	—	313,082
Loans, net	6,713,152	—	—	6,790,711	6,790,711
Other investments
FRB Stock	11,410	N/A	N/A	N/A	N/A
FHLB Stock	7,224	N/A	N/A	N/A	N/A
Disability Fund	1,500	—	1,500	—	1,500
Time deposits at banks	498	498	—	—	498
Accrued interest receivable	35,818	—	2,430	33,388	35,818

Financial Liabilities:
Non-interest-bearing demand deposits	$1,479,420	$1,479,420	$—	$—	$1,479,420
Money market and savings deposits	5,707,634	5,707,634	—	—	5,707,634
Time deposits	190,124	—	190,195	—	190,195
Trust preferred securities	20,620	—	—	20,028	20,028
Accrued interest payable	1,635	12	1,302	321	1,635
Secured and other borrowings	10,975	—	10,975	—	10,975

NOTE 11 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the tax effects allocated to each component of Other Comprehensive Income (Loss) (in thousands):

	Three months ended
	September 30, 2026			September 30, 2025
	Before	Tax	After	Before	Tax	After
	Tax	Effect	Tax	Tax	Effect	Tax
Unrealized gain (loss) arising on AFS securities
Unrealized gain (loss) arising during the period	$(23,808)	$7,135	$(16,673)	$5,793	$(1,736)	$4,057

Unrealized gain (loss) arising on cash flow hedges
Unrealized gain (loss) arising during the period	1,543	(462)	1,081	(650)	196	(454)
Total other comprehensive income (loss)	$(22,265)	$6,673	$(15,592)	$5,143	$(1,540)	$3,603

	Nine months ended
	September 30, 2026			September 30, 2025
	Before	Tax	After	Before	Tax	After
	Tax	Effect	Tax	Tax	Effect	Tax
Unrealized gain (loss) arising on AFS securities
Unrealized gain (loss) arising during the period	$(30,574)	$9,163	$(21,411)	$20,161	$(6,042)	$14,119

Unrealized gain (loss) arising on cash flow hedges
Unrealized gain (loss) arising during the period	$8,970	$(2,688)	$6,282	$(3,150)	$944	$(2,206)
Reclassification adjustment for gain included in net income	331	(99)	232	(911)	280	(631)
Net Change	9,301	(2,787)	6,514	(4,061)	1,224	(2,837)
Total other comprehensive income (loss)	$(21,273)	$6,376	$(14,897)	$16,100	$(4,818)	$11,282

The following tables present the after-tax changes in the balances of each component of Accumulated Other Comprehensive Income (Loss) at the dates indicated (in thousands):

			Total
			Accumulated
			Other
	AFS	Cash Flow	Comprehensive
	Securities	Hedge	Income (Loss)

Balance at July 1, 2026	$(41,672)	$2,628	$(39,044)
Unrealized gain (loss) arising during the period, net of tax	(16,673)	1,081	(15,592)
Reclassification adjustment for gain included in net income, net of tax	—	—	—
Other comprehensive income (loss), net of tax	(16,673)	1,081	(15,592)
Balance at September 30, 2026	$(58,345)	$3,709	$(54,636)

Balance at July 1, 2025	$(43,269)	$(2,186)	$(45,455)
Unrealized gain (loss) arising during the period, net of tax	4,057	(454)	3,603
Reclassification adjustment for gain included in net income, net of tax	—	—	—
Other comprehensive income (loss), net of tax	4,057	(454)	3,603
Balance at September 30, 2025	$(39,212)	$(2,640)	$(41,852)

			Total
			Accumulated
			Other
	AFS	Cash Flow	Comprehensive
	Securities	Hedge	Income (Loss)
Balance at January 1, 2026	$(36,934)	$(2,805)	$(39,739)
Unrealized gain (loss) arising during the period, net of tax	(21,411)	6,282	(15,129)
Reclassification adjustment for (gain) loss included in net income, net of tax	—	232	232
Other comprehensive income (loss), net of tax	(21,411)	6,514	(14,897)
Balance at September 30, 2026	$(58,345)	$3,709	$(54,636)

Balance at January 1, 2025	$(53,331)	$197	$(53,134)
Unrealized gain (loss) arising during the period, net of tax	14,119	(2,206)	11,913
Reclassification adjustment for gain included in net income, net of tax	—	(631)	(631)
Other comprehensive income (loss), net of tax	14,119	(2,837)	11,282
Balance at September 30, 2025	$(39,212)	$(2,640)	$(41,852)

The following table shows the amounts reclassified out of AOCI for the realized gain on cash flow hedges (in thousands):

					Affected line item in
	Three months ended		Nine months ended		the Consolidated Statements
	September 30,		September 30,		of Operations
	2026	2025	2026	2025
Realized gain (loss) on derivative cash flow hedges	$—	$—	$(331)	$911	Deposit related program fees and Interest expense
Income tax (expense) benefit	—	—	99	(280)	Income tax expense
Total reclassifications, net of income tax	$—	$—	$(232)	$631

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

The following off-balance-sheet financial instruments, whose contract amounts represent credit risk, are outstanding (in thousands):

	At September 30, 2026		At December 31, 2025
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Unused loan commitments	$79,179	$544,243	$113,438	$486,517
Standby and commercial letters of credit	30,760	—	26,388	—
	$109,939	$544,243	$139,826	$486,517

A commitment to extend credit is a legally binding agreement to lend to a client as long as there is no violation of any condition established in the contract. These commitments do not necessarily represent future cash requirements and generally expire within two years. At September 30, 2026, the Company’s fixed rate loan commitments had interest rates ranging from 5.0% to 7.7% and the Company’s variable rate loan commitments had interest rates ranging from 6.5% to 9.0%. At December 31, 2025, the Company’s fixed rate loan commitments had interest rates ranging from 3.3% to 9.5% and the Company’s variable rate loan commitments had interest rates ranging from 4.8% to 10.3%. The amount of collateral obtained, if any, by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Company or other financial institutions and securities.

The Company’s stand-by letters of credit amounted to $30.8 million and $26.4 million as of September 30, 2026 and December 31, 2025, respectively. The Company’s stand-by letters of credit are collateralized by interest-bearing accounts of $25.6 million and $21.8 million as of September 30, 2026 and December 31, 2025, respectively.

Legal and Regulatory Proceedings

In the ordinary course of business, the Company is subject to various pending and threatened legal actions. With respect to the litigation brought by Michael Wyse, as Plan Administrator for the Voyager Wind-Down Debtor, the Company’s motion to dismiss, filed in February 2025, was granted as to all counts on August 4, 2025. The Plaintiff filed its appeal with the U.S. Court of Appeals for the Second Circuit and oral arguments on that appeal were heard in March 2026. On October 9, 2026, the U.S. Court of Appeals for the Second Circuit affirmed the lower court’s decision to dismiss the suit. There have been no other significant developments with respect to other legal proceedings previously disclosed under Part

I, Item 3 in our 2025 Form 10-K. While the future outcome of litigation or regulatory matters cannot be determined at this time, in the opinion of management, as of September 30, 2026, the aggregate liability, if any, arising out of any such pending or threatened legal actions are not expected, individually or in the aggregate, to be material to the Company’s financial condition, results of operations, and liquidity.

NOTE 13 — REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers that are in the scope of ASC 606, Revenue from Contracts with Customers, are recognized in non-interest income. The following table presents the Company’s revenue from contracts with customers (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Service charges on deposit accounts	$2,590	$2,047	$7,093	$6,351
Other service charges and fees	578	438	1,270	2,309
Total	$3,168	$2,485	$8,363	$8,660

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

NOTE 14 — DERIVATIVES

On occasion, the Company enters into derivative contracts as a part of its asset liability management strategy to help manage its interest rate risk position. At September 30, 2026, these derivatives had a notional amount of $1.0 billion and contractual maturities ranging from April 24, 2027 to August 1, 2027. The notional amount of the derivatives does not represent the amount exchanged by the parties. The derivatives were designated as cash flow hedges of certain deposit liabilities of the Company. The hedges were determined to be highly effective during the three and nine months ended September 30, 2026. The Company expects the hedges to remain highly effective during the remaining term of the derivatives.

In addition, the Company periodically enters into certain commercial loan interest rate swap agreements to provide commercial loan clients the ability to convert loans from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively converts the client’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party to offset its exposure on the variable and fixed components of the client agreement. As the interest rate swap agreements with the clients and third parties are not designated as hedges, the instruments are marked to market in earnings. At September 30, 2026, these interest rate swaps have a notional amount of $69.0 million and a contractual maturity of August 15, 2028.

The following tables reflect the derivatives recorded on the balance sheet (in thousands):

		Fair Value
	Notional	Other	Other
	Amount	Assets	Liabilities
At September 30, 2026
Derivatives designated as hedges:
Interest rate swaps related to client deposits and borrowings	$1,000,000	$5,296	$—

Derivatives not designated as hedges:
Interest rate swaps	$69,000	$215	$215

At December 31, 2025
Derivatives designated as hedges:
Interest rate swaps related to client deposits and borrowings	$1,000,000	$—	$3,674

Derivatives not designated as hedges:
Interest rate swaps	$69,000	$888	$888

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

In estimating the ACL for loans and commitments that are evaluated collectively, the Company uses a third-party modeling platform. Loans evaluated collectively are segmented according to shared risk characteristics, such as loan type, borrower type and collateral to create homogenous loan pools. The measurement of all expected credit losses for financial assets held at amortized cost is based on historical experience, current conditions, and reasonable and supportable forecasts of macroeconomic conditions to account for economic uncertainty. The Company also considers qualitative adjustments for information not adequately captured in the quantitative model. Qualitative adjustments may reflect changes in portfolio composition and concentrations, credit quality, collateral values, lending practices, personnel and loan review processes, regulatory and legal matters, economic conditions, and other portfolio-specific risks.

When loans do not share risk characteristics with other financial assets they are evaluated individually. Management applies its normal loan review procedures in making these judgments. Individually evaluated loans consist of nonaccrual loans, loans that are classified as substandard or doubtful, and loans that have been modified due to financial difficulty. In determining the ACL, the Company generally applies a discounted cash flow method for instruments that are individually assessed. For collateral dependent financial assets where the borrower is experiencing financial difficulty, the ACL is measured based on the difference between the fair value of the collateral (less selling costs if applicable) and the amortized cost basis of the asset as of the measurement date. Fair value is generally calculated based on the value of the underlying collateral less an appraisal discount.

Prior to the third quarter of 2026, the Company utilized lifetime loss rate models to calculate the expected losses over the life of the loan based on exposure at default loan attributes, and reasonable and supportable economic forecasts. The portfolios were segmented by loan level attributes such as loan type, loan size, date of origination, and delinquency status to create homogenous loan pools. During the quarter ended March 31, 2026, the peer group selection process, macroeconomic forecast weightings, and the qualitative factor process were adjusted to reflect current conditions and events. The Company accounted for these revisions prospectively as a change in accounting estimate beginning March 31, 2026, and no prior period amounts were adjusted. The effect of this change in accounting estimate for the three months ended March 31, 2026, was a net decrease in the provision for credit losses of $6.4 million, which is $4.6 million, net of tax, or $0.43 per basic earnings per share and $0.42 per dilutive earnings per share.

The Company continuously monitors current conditions and events and will evaluate potential changes that will enhance the estimation process. During the three months ended September 30, 2026, the Company implemented a new modelling platform and transitioned from a lifetime loss-rate methodology to a discounted cash flow ("DCF") methodology for loans evaluated collectively. The Company determined that the DCF methodology provides a more granular and enhanced measurement framework through its use of individual loan characteristics, contractual cash flows, prepayment assumptions, expected loss expectations, and timing of expected cash flows into the ACL estimate. As part of the implementation the Company updated its loan segmentation, peer data methodology, economic forecast assumptions and certain model inputs, including prepayment assumptions. The Company accounted for these revisions prospectively as a change in accounting estimate beginning September 30, 2026, and no prior period amounts were adjusted. The implementation of the new modelling platform did not have a material impact on the Company's consolidated financial statements.

Under the DCF methodology, the ACL reflects the difference between the amortized cost basis of a loan and the present value of expected future cash flows discounted at the loan's effective interest rate. Expected cash flows incorporate probability of default ("PD") and loss given default ("LGD") assumptions, contractual loan terms, and expected prepayments, as applicable. Loans evaluated collectively are segmented according to shared risk characteristics, such as loan type, borrower type and collateral to create homogenous loan pools. The Company uses relevant historical information, including institution and peer data, to develop quantitative model assumptions. Statistical regression analyses are used to evaluate relationships between historical credit performance and macroeconomic variables and to develop forecast PD assumptions. LGD assumptions are derived using historical loss information, peer data, and other relevant inputs considered appropriate by management. A forecast of the U.S. unemployment rate is utilized for all modeled loan segments, and U.S. gross domestic product is also utilized for the C&I and One-to Four-Family loan segments. The Company uses a four-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion to the long-term average of the applicable economic variable.

One of the more significant judgments involved in estimating the ACL relates to the reasonable and supportable macroeconomic forecast utilized in the quantitative models. Changes in forecast unemployment affect forecast PD assumptions and, in turn, the estimated allowance for credit losses. To illustrate the sensitivity of the ACL to changes in the economic forecast, the Company increased forecasted unemployment by 10% over the reasonable and supportable forecast period while holding all other model assumptions constant. All else equal, this hypothetical change would have resulted in an increase of approximately $1.7 million, or 2.8%, in the Company's total ACL for loans and unused loan commitments as of September 30, 2026. This hypothetical analysis is intended solely to illustrate the impact of a change in forecasted unemployment at a point in time and does not reflect management's expectations regarding future economic conditions or the full nature and extent of potential future changes in the ACL. It is difficult to estimate how potential changes in any one model assumption or qualitative factor might affect the overall ACL, and the Company's current assessments may not reflect the potential future impact of changes to those inputs or factors.

Discussion of Financial Condition

The Company had total assets of $9.5 billion at September 30, 2026, an increase of $1.2 billion, or 14.7%, from December 31, 2025. Total cash and cash equivalents were $247.0 million at September 30, 2026, as compared to $393.6 million at December 31, 2025.

Investments

Total securities were $1.5 billion at September 30, 2026, an increase of $546.8 million or 58.1%, from December 31, 2025. The increase was primarily due to the purchase of $688.7 million of AFS and HTM securities, partially offset by the $112.0 million paydown and maturities of AFS and HTM securities.

Loans

Total loans, net of deferred fees and unamortized costs, were $7.5 billion at September 30, 2026, an increase of $723.6 million, or 10.6%, from December 31, 2025. The increase in total loans from December 31, 2025 was due primarily to an increase of $454.2 million in CRE loans (including owner-occupied) and an increase of $242.8 million in construction loans, partially offset by a decrease of $18.2 million in C&I loans. At September 30, 2026, 73.4% of the CRE and C&I loan portfolio was concentrated in the New York metropolitan area, mainly New York City, and Florida.

As of September 30, 2026, total loans consisted primarily of CRE loans and C&I loans. The Company’s loan portfolio includes loans to the following industries (dollars in thousands):

	At September 30, 2026
		% of Total
	Balance	Loans
CRE(1)
Skilled Nursing Facilities	$3,282,315	44.2%
Construction and Land	504,566	6.8
Multi-family	411,532	5.5
Hospitality	408,938	5.5
Office	393,448	5.3
Retail	388,339	5.2
Mixed use	350,438	4.7
Warehouse / Industrial	154,728	2.1
Other	677,523	9.2
Total CRE	$6,571,827	88.5%

C&I
Finance & Insurance	$235,125	3.2%
Skilled Nursing Facilities	190,896	2.5
Individuals	115,590	1.6
Services	104,147	1.4
Healthcare	94,125	1.2
Wholesale	39,184	0.5
Manufacturing	11,262	0.2
Other	63,086	0.9
Total C&I	$853,415	11.5%

(1) CRE loans do not include one-to four-family loans.

The largest concentration in the loan portfolio is to the healthcare industry, which amounted to $3.6 billion, or 48.0% of total loans, at September 30, 2026, including $3.5 billion in loans to skilled nursing facilities.

Asset Quality

As the Company continues to work diligently toward the resolution of the credits that make up its nonperforming loan portfolio, non-performing loans decreased to $71.7 million at September 30, 2026 compared to $86.9 million at December 31, 2025. The decrease primarily reflects the resolution and charge-off of a single CRE loan relationship and a single non-core C&I loan relationship. The table below sets forth key asset quality ratios (dollars in thousands).

	At or for the	At or for the
	nine months ended	year ended
	September 30,	December 31,
	2026	2025
Asset Quality Ratios
Non-performing loans	$71,687	$86,884
Non-performing loans to total loans	0.95%	1.28%
Allowance for credit losses to total loans	0.85%	1.43%
Non-performing loans to total assets	0.76%	1.05%
Allowance for credit losses to non-performing loans	89.5%	111.7%
Ratio of net charge-offs (recoveries) to average loans outstanding in aggregate	0.94%	0.06%

Allowance for Credit Losses – Loans and Loan Commitments

The ACL for loans was $64.2 million at September 30, 2026, as compared to $97.1 million at December 31, 2025. The $32.9 million decrease in the ACL primarily reflects enhancements made to the Bank’s allowance for credit loss estimation process in the first quarter of 2026, as well as the charge-off of the aforementioned previously reserved CRE loan relationship, partially offset by loan growth. During the third quarter of 2026, the Company implemented a new modelling platform and transitioned from a lifetime loss-rate methodology to a discounted cash flow ("DCF") methodology for loans evaluated collectively. See “— Critical Accounting Policies” above for more information on the Bank’s allowance for credit losses.

Deposits

Total deposits were $8.3 billion at September 30, 2026, an increase of $943.4 million, or 12.8%, from December 31, 2025. The increase in total deposits from December 31, 2025 was primarily driven by the Bank’s EB-5 Program, Home Owners Association banking and retail deposit verticals. Non-interest-bearing demand deposits were 21.5% of total deposits at September 30, 2026, compared to 20.1% at December 31, 2025.

The table below summarizes the Company’s deposit composition by segment for the periods indicated (dollars in thousands):

	At September 30, 2026	At December 31, 2025	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$1,791,652	$1,479,420	$312,232	21.1%
Money market	6,393,614	5,698,748	694,866	12.2
Savings accounts	8,870	8,886	(16)	(0.2)
Time deposits	126,436	190,124	(63,688)	(33.5)
Total	$8,320,572	$7,377,178	$943,394	12.8%

At September 30, 2026, the aggregate estimated amount of FDIC uninsured deposits was $2.4 billion, and the aggregate estimated amount of uninsured time deposits was $46.4 million. The following table presents the scheduled maturities of time deposits greater than $250,000 (in thousands):

At September 30, 2026
Three months or less	$20,383
Over three months through six months	17,282
Over six months through one-year	5,996
Over one-year	2,699
Total	$46,360

Borrowings

To support the balance sheet, the Company may at times utilize FHLB advances or other funding sources. At September 30, 2026, and December 31, 2025, the Company had no outstanding Federal funds purchased or FHLBNY advances.

Accumulated Other Comprehensive Income

Accumulated other comprehensive loss, net of tax, was $54.6 million at September 30, 2026, an increase of $14.9 million from December 31, 2025. The increase from December 31, 2025 was primarily due to unrealized losses on AFS securities, partially offset by unrealized gains on cash flow hedges, as a result of changes in prevailing market interest rates.

Results of Operations

Net Income

Net income was $32.4 million for the third quarter of 2026, an increase of $25.3 million as compared to $7.1 million for the third quarter of 2025. This increase was due primarily to a $20.3 million increase in net interest income, and an $18.8 million decrease in the provision for credit losses, partially offset by a $4.1 million increase in compensation and benefits and a $1.8 million increase in deposit related program fees.

Net income was $83.1 million for the nine months ended September 30, 2026, an increase of $40.8 million as compared to $42.2 million for the nine months ended September 30, 2025. This increase was due primarily to a $56.1 million increase in net interest income and an $18.6 million decrease in the provision for credit losses, partially offset by an $11.6 million increase in compensation and benefits and a $5.4 million increase in deposit related program fees.

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

Net interest margin for the third quarter of 2026 was 4.36% compared to 3.88% for the third quarter of 2025. The 48 basis point increase was primarily due to a lower cost of funds, driven by three 25 basis point federal funds rate decreases in late 2025 and a funding mix shift away from borrowings, as well as higher securities yields reflecting reinvestment of cash flows at market yields, partially offset by lower loan and overnight-deposit yields.

Net interest margin for the nine months ended September 30, 2026 was 4.17% compared to 3.80% for the nine months ended September 30, 2025. The 37 basis point increase was primarily due to a lower cost of funds, driven by three 25 basis point federal funds rate decreases in late 2025 and a funding mix shift away from borrowings, as well as higher securities yields reflecting reinvestment of cash flows at market yields, partially offset by lower loan and overnight-deposit yields.

	Three Months Ended
	September 30, 2026			September 30, 2025
	Average		Yield /	Average		Yield /
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest-earning assets:
Loans (2)	$7,331,185	$134,375	7.27%	$6,690,695	$123,521	7.32%
Available-for-sale securities	759,093	6,318	3.30	626,434	4,224	2.68
Held-to-maturity securities	438,273	2,876	2.60	383,238	1,780	1.84
Equity investments	6,049	46	3.00	5,751	43	2.94
Overnight deposits	328,100	3,179	3.84	177,016	1,995	4.47
Other interest-earning assets	27,724	394	5.64	27,564	437	6.29
Total interest-earning assets	8,890,424	147,188	6.57	7,910,698	132,000	6.62
Non-interest-earning assets	179,637			128,891
Allowance for credit losses	(61,704)			(74,877)
Total assets	$9,008,357			$7,964,712
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$6,079,932	47,973	3.13	$5,340,340	49,856	3.70
Certificates of deposit	142,018	1,302	3.64	126,600	1,321	4.14
Total interest-bearing deposits	6,221,950	49,275	3.14	5,466,940	51,177	3.71
Borrowed funds	20,620	304	5.84	289,517	3,512	4.81
Total interest-bearing liabilities	6,242,570	49,579	3.15	5,756,457	54,689	3.77
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,626,652			1,354,163
Other non-interest-bearing liabilities	154,646			122,811
Total liabilities	8,023,868			7,233,431
Stockholders' equity	984,489			731,281
Total liabilities and equity	$9,008,357			$7,964,712
Net interest income		$97,609			$77,311
Net interest rate spread (3)			3.42%			2.85%
Net interest margin (4)			4.36%			3.88%
Total cost of deposits (5)			2.49%			2.98%
Total cost of funds (6)			2.50%			3.05%
(1)	Annualized.
(2)	Amount includes deferred loan fees and non-performing loans.
(3)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(4)	Determined by dividing annualized net interest income by total average interest-earning assets.
(5)	Determined by dividing annualized interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(6)	Determined by dividing annualized interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Average		Yield /	Average		Yield /
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest-earning assets:
Loans (2)	$7,095,282	$382,611	7.21%	$6,461,679	$353,160	7.31%
Available-for-sale securities	713,284	17,284	3.24	603,841	11,523	2.55
Held-to-maturity securities	385,246	6,406	2.22	398,188	5,572	1.87
Equity investments - non-trading	5,947	135	3.03	5,608	124	2.95
Overnight deposits	551,311	15,518	3.76	171,892	5,998	4.67
Other interest-earning assets	24,608	1,104	6.00	28,709	1,436	6.69
Total interest-earning assets	8,775,678	423,058	6.45	7,669,917	377,813	6.59
Non-interest-earning assets	145,924			133,116
Allowance for credit losses	(79,784)			(69,513)
Total assets	$8,841,818			$7,733,520
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings accounts	$6,050,890	143,771	3.18	$5,073,383	144,154	3.80
Certificates of deposit	159,412	4,428	3.71	128,856	4,024	4.18
Total interest-bearing deposits	6,210,302	148,199	3.19	5,202,239	148,178	3.81
Borrowed funds	21,286	893	5.61	326,954	11,725	4.79
Total interest-bearing liabilities	6,231,588	149,092	3.20	5,529,193	159,903	3.87
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,556,919			1,344,086
Other non-interest-bearing liabilities	126,869			128,004
Total liabilities	7,915,376			7,001,283
Stockholders' equity	926,442			732,237
Total liabilities and equity	$8,841,818			$7,733,520
Net interest income		$273,966			$217,910
Net interest rate spread (3)			3.25%			2.72%
Net interest margin (4)			4.17%			3.80%
Total cost of deposits (5)			2.55%			3.03%
Total cost of funds (6)			2.56%			3.11%
(1)	Annualized.
(2)	Amount includes deferred loan fees and non-performing loans.
(3)	Determined by subtracting the annualized average cost of total interest-bearing liabilities from the annualized average yield on total interest-earning assets.
(4)	Determined by dividing annualized net interest income by total average interest-earning assets.
(5)	Determined by dividing annualized interest expense on deposits by total average interest-bearing and non-interest bearing deposits.
(6)	Determined by dividing annualized interest expense by the sum of total average interest-bearing liabilities and total average non-interest-bearing deposits.

The following tables present the effects of changing rates and volumes on net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume (in thousands).

	Three Months Ended September 30,
	2026 over 2025
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$11,746	$(891)	$10,855
Available-for-sale securities	994	1,100	2,094
Held-to-maturity securities	283	813	1,096
Equity investments	2	1	3
Overnight deposits	1,498	(314)	1,184
Other interest-earning assets	3	(46)	(43)
Total interest-earning assets	$14,526	$663	$15,189
Interest-bearing liabilities:
Money market and savings accounts	$6,400	$(8,284)	$(1,884)
Certificates of deposit	151	(169)	(18)
Total deposits	6,551	(8,453)	(1,902)
Borrowed funds	(3,828)	621	(3,207)
Total interest-bearing liabilities	2,723	(7,832)	(5,109)
Change in net interest income	$11,803	$8,495	$20,298

	Nine Months Ended September 30,
	2026 over 2025
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$34,222	$(4,771)	$29,451
Available-for-sale securities	2,315	3,447	5,762
Held-to-maturity securities	(186)	1,020	834
Equity investments	8	3	11
Overnight deposits	10,886	(1,366)	9,520
Other interest-earning assets	(193)	(139)	(332)
Total interest-earning assets	$47,052	$(1,806)	$45,246
Interest-bearing liabilities:
Money market and savings accounts	$25,316	$(25,700)	$(384)
Certificates of deposit	882	(478)	404
Total deposits	26,198	(26,178)	20
Borrowed funds	(12,535)	1,703	(10,832)
Total interest-bearing liabilities	13,663	(24,475)	(10,812)
Change in net interest income	$33,389	$22,669	$56,058

Interest Income

Interest income increased $15.2 million to $147.2 million for the third quarter of 2026 compared to $132.0 million for the third quarter of 2025, primarily due to the $640.5 million increase in the average balance of loans, the $151.1 million increase in the average balance of overnight deposits, and the $188.0 million increase in the average balance of securities.

Interest income increased $45.2 million to $423.1 million for the nine months ended September 30, 2026 as compared to $377.8 million for the nine months ended September 30, 2025, primarily due to the $633.6 million increase in the average balance of loans and the $379.4 million increase in the average balance of overnight deposits.

Interest Expense

Interest expense decreased $5.1 million to $49.6 million for the third quarter of 2026 as compared to $54.7 million for the third quarter of 2025 due primarily to the 55 basis point decrease in the total cost of funds that reflects the decline in short-term interest rates.

Interest expense decreased $10.8 million to $149.1 million for the nine months ended September 30, 2026 as compared to $159.9 million for the nine months ended September 30, 2025, due primarily to a 55 basis point decrease in the total cost of funds reflecting the decline in short-term interest rates and the $305.7 million decrease in the average balance of borrowed funds.

Provision for Credit Losses – Loans and Loan Commitments

The provision for credit losses for the three months ended September 30, 2026 was $5.1 million, as compared to $23.9 million for the three months ended September 30, 2025. The decrease in the provision for credit losses was driven primarily by lower credit-specific provisioning for certain CRE and C&I loan relationships.

The provision for credit losses for the nine months ended September 30, 2026 was $16.1 million, as compared to $34.7 million for the nine months ended September 30, 2025. The provision for credit losses for the nine months ended September 30, 2026 reflects the impact of credit-specific reserves associated with a non-core C&I loan relationship and other identified C&I and CRE credits, which were subsequently charged off, primarily during the second quarter of 2026. The provision for the nine months ended September 30, 2026 also reflects the impact of enhancements to the Company’s allowance for credit loss estimation process in the first quarter of 2026. See “—Critical Accounting Policies” above for more information on the adjustments made to the Bank’s allowance for credit loss estimation process.

Non-Interest Income

Non-interest income increased $427,000 to $3.0 million for the third quarter of 2026, as compared to $2.5 million for the third quarter of 2025, driven primarily by an increase in service charges on deposit accounts, partially offset by an increase in the unrealized loss on equity securities.

Non-interest income decreased $691,000 to $8.1 million for the nine months ended September 30, 2026, as compared to $8.8 million for the nine months ended September 30, 2025 driven primarily by an increase in the unrealized loss on equity securities, partially offset by an increase in service charges on deposit accounts.

Non-Interest Expense

Non-interest expense increased $3.7 million to $49.5 million for the third quarter of 2026, compared to the third quarter of 2025 due primarily to a $4.1 million increase in compensation and benefits and a $1.8 million increase in deposit related program fees, partially offset by a $1.5 million decrease in technology costs and a $1.1 million decrease in the Federal Deposit Insurance Corporation (“FDIC”) assessment.

Non-interest expense increased $16.1 million to $147.7 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, due primarily to an increase of $11.6 million in compensation and benefits due to the increase in the number of employees, a $5.4 million increase in deposit program related fees, a $1.7 million increase in bank premises and equipment, and a $1.5 million increase in technology costs, partially offset by a decrease of $3.9 million in FDIC assessment.

Income Tax Expense

The estimated effective tax rate for the third quarter of 2026 was 29.5% as compared to 30.1% for the third quarter of 2025. The effective tax rate for the nine months ended September 30, 2026 was 29.7% compared to 30.0% for the nine months ended September 30, 2025. The decline in the effective tax rate reflects the Company's initiation of an investment tax credit purchase program. In the third quarter of 2026, the Bank entered into an agreement to purchase approximately $16.0 million of federal investment tax credits generated by renewable energy projects for approximately $14.5 million. The credits are intended to offset the Bank’s 2026 federal income tax liability. No credits had transferred to the Bank as of September 30, 2026. Transfers are expected during the fourth quarter of 2026 and 2027, subject to contractual closing conditions. The Bank accounts for the credits under ASC 740, Income Taxes, and includes the anticipated purchase discount on credits expected to transfer in 2026 in its estimated annual effective tax rate.

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

At September 30, 2026, the Company had $623.4 million in unused loan commitments and $30.8 million in standby and commercial letters of credit. At December 31, 2025, the Company had $600.0 million in unused loan commitments and $26.4 million in standby and commercial letters of credit.

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

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At September 30, 2026 and December 31, 2025, cash and cash equivalents totaled $247.0 million and $393.6 million, respectively. Securities, which provide an additional source of liquidity, totaled $1.5 billion at September 30, 2026 and $941.2 million at December 31, 2025. At September 30, 2026, there were $1.4 billion of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $171.8 million were encumbered. At December 31, 2025, there were $807.5 million of securities pledged to support wholesale funding, and to a lesser extent certain other types of deposits, of which $118.2 million were encumbered.

The Company’s primary investing activities are the origination and, to a lesser extent, purchase of loans and securities. For the three and nine months ended September 30, 2026, the Company’s loan production was $918.0 million and $2.1 billion as compared to $514.2 million and $1.4 billion, respectively, for the three and nine months ended September 30, 2025.

During the three and nine months ended September 30, 2026, the Company purchased $395.1 million and $548.6 million of AFS securities. During the three and nine months ended September 30, 2025, the Company purchased $40.8 million and $125.9 million of AFS securities.

Financing activities consisted primarily of activity in deposit accounts and borrowings. The Company gathers deposits from businesses and individuals through client referrals and other relationships and through its retail presence. The Company has established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds. Total deposits were $8.3 billion at September 30, 2026, an increase of $943.4 million, or 12.8%, from December 31, 2025.

At September 30, 2026, interest-bearing deposits were comprised of $6.4 billion of money market accounts and $126.4 million of time deposits. Time deposits due within one year of September 30, 2026 totaled $122.3 million, or 1.5%, of total deposits. At September 30, 2026, the aggregate estimated amount of FDIC uninsured deposits was $2.4 billion. At December 31, 2025, interest-bearing deposits were comprised of $5.7 billion of money market accounts and $190.1 million of time deposits. Time deposits due within one year of December 31, 2025 totaled $186.3 million or 2.5% of total deposits. Non-interest-bearing deposits were 21.5% of total deposits at September 30, 2026, as compared to 20.1% at December 31, 2025. At December 31, 2025, the aggregate estimated amount of FDIC uninsured deposits was $2.0 billion.

The Company has no material commitments or demands that are likely to affect its liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any other unforeseen demand or commitment were to occur, the Company could access its borrowing capacity with the FHLB or obtain additional funds through alternative funding sources, including the brokered deposit market. At September 30, 2026 and December 31, 2025, the Company had cash on deposit with the FRBNY and available secured wholesale funding borrowing capacity of $4.2 billion and $3.3 billion, respectively.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. At September 30, 2026 and December 31, 2025, the Bank met all applicable regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies. The Company and the Bank review capital levels on a monthly basis. Below is a table of the Company’s and Bank’s capital ratios for the periods indicated:

			Minimum	Minimum Ratio	Minimum
	At	At	Ratio to be	Required for	Capital
	September 30,	December 31,	“Well	Capital Adequacy	Conservation
	2026	2025	Capitalized”	Purposes	Buffer(1)
The Company
Tier 1 leverage ratio	11.5%	9.5%	N/A	4.0%	—%
Common equity tier 1	12.8%	10.7%	N/A	4.5%	2.5%
Tier 1 risk-based capital ratio	13.1%	11.0%	N/A	6.0%	2.5%
Total risk-based capital ratio	13.9%	12.3%	N/A	8.0%	2.5%

The Bank
Tier 1 leverage ratio	11.1%	9.1%	5.00%	4.0%	—%
Common equity tier 1	12.6%	10.5%	6.50%	4.5%	2.5%
Tier 1 risk-based capital ratio	12.6%	10.5%	8.00%	6.0%	2.5%
Total risk-based capital ratio	13.5%	11.7%	10.00%	8.0%	2.5%

(1) As of September 30, 2026, the capital conservation buffer for the Company and the Bank was 5.91% and 5.47%, respectively, which exceeded the minimum requirement of 2.5% required to be held by banking institutions.

At September 30, 2026 and December 31, 2025, total non-owner-occupied CRE loans were 301.1% and 376.5% of risk-based capital, respectively. The decrease in the CRE loan concentration ratio is primarily due to the increase in the Bank’s total capital as a result of the completion of the Company’s follow-on public equity offering of common stock in the first quarter of 2026.

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

The following table shows the estimated impact on net interest income for the one-year period beginning September 30, 2026 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on net interest income.

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

At September 30, 2026
Change in	Net	Year 1
Interest	Interest	Change
Rates	Income Year 1	from
(basis points)	Forecast	Level
+300	380,309	(2.00)%
+200	382,822	(1.35)
+100	385,819	(0.58)
—	388,053	—
-100	393,976	1.53
-200	405,724	4.55
-300	423,911	9.24

The table above indicates that at September 30, 2026, in the event of an instantaneous and sustained parallel upward shift of 200 basis points in interest rates, the Company would experience a 1.35% decrease in net interest income. In the event of an instantaneous and sustained parallel downward shift of 200 basis points in interest rates, it would experience a 4.55% increase in net interest income.

Economic Value of Equity Analysis

The Company also analyzes the sensitivity of its financial condition to changes in interest rates through an EVE model. This analysis measures the difference between predicted changes in the fair value of assets and predicted changes in the present value of liabilities assuming various changes in current interest rates. The table below represents an analysis of IRR as measured by the estimated changes in EVE, resulting from instantaneous and sustained parallel shifts in the yield curve (+100, +200, +300 and -100, -200, -300 basis points) at September 30, 2026 (dollars in thousands):

		Estimated
		Increase (Decrease) in
		EVE
Change in
Interest Rates	Estimated
(basis points) (1)	EVE (2)	Dollars	Percent
+300	$1,447,141	$(207,760)	(12.55)%
+200	1,512,815	(142,087)	(8.59)
+100	1,589,509	(65,392)	(3.95)
—	1,654,902	—	—
-100	1,713,997	59,095	3.57
-200	1,762,606	107,705	6.51
-300	1,808,771	153,870	9.30
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from the Company’s liabilities adjusted for the value of off-balance sheet contracts.

The table above indicates that at September 30, 2026, in the event of an immediate upward shift of 200 basis points in interest rates, the Company would experience a 8.59% decrease in its EVE. In the event of an immediate downward shift of 200 basis points in interest rates, the Company would experience a 6.51% increase in its EVE.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and the Chief Financial Officer, who is the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2026, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026. In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company is subject to various pending and threatened legal actions. With respect to the litigation brought by Michael Wyse, as Plan Administrator for the Voyager Wind-Down Debtor, the Company’s motion to dismiss, filed in February 2025, was granted as to all counts on August 4, 2025. The Plaintiff filed its appeal with the U.S. Court of Appeals for the Second Circuit and oral arguments on that appeal were heard in March 2026. On October 9, 2026, the U.S. Court of Appeals for the Second Circuit affirmed the lower court’s decision to dismiss the suit. There have been no other significant developments with respect to other legal proceedings previously disclosed under Part I, Item 3 in our 2025 Form 10-K. While the future outcome of litigation or regulatory matters cannot be determined at this time, in the opinion of management, as of September 30, 2026, the aggregate liability, if any, arising out of any such pending or threatened legal actions are not expected, individually or in the aggregate, to be material to the Company’s financial condition, results of operations, and liquidity. For additional information regarding certain legal proceedings, see “Legal and Regulatory Proceedings” in NOTE 12 — COMMITMENTS AND CONTINGENCIES to the Company’s consolidated financial statements in this Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended September 30, 2026:

			Total
			Number of	Dollar
			Shares	Value of
			Purchased as	Shares That
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	the Plans (1)
July 1, 2026 to July 31, 2026	—	$—	—	$50,000,000
August 1, 2026 to August 31, 2026	—	—	—	50,000,000
September 1, 2026 to September 30, 2026	112,225	89.11	112,225	40,000,084
Total	112,225	$89.11	112,225

(1) On June 19, 2026, the Board of Directors approved the Share Repurchase Program with authorization to repurchase up to $50.0 million of the Company’s common stock. In aggregate, the Board of Directors has authorized $150 million of repurchases of the Company’s common stock since March 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On September 10, 2026, Frederik Erikson, Executive Vice President and General Counsel, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 2,487 shares of the Company’s common stock, commencing on March 8, 2027 and continuing until all shares are sold or August 20, 2027, whichever comes first.

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

101	INS XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation Linkbase

101	DEF XBRL Taxonomy Extension Definition Linkbase

101	LAB XBRL Taxonomy Extension Label Linkbase

101	PRE XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from Metropolitan Bank Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metropolitan Bank Holding Corp.

Date: November 6, 2026By: /s/ Mark R. DeFazio

Mark R. DeFazio

President and Chief Executive Officer

Date: November 6, 2026By:/s/ Daniel F. Dougherty

Daniel F. Dougherty

Executive Vice President and Chief Financial Officer